Form 10-Q
period 2005-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2005-05-05
CIK 201533, 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

CMS ENERGY CORPORATION:  Yes [X]    No [ ]
CONSUMERS ENERGY COMPANY:  Yes [ ]  No [X]

Number of shares outstanding of each of the issuer's classes of common stock at May 2, 2005:

CMS ENERGY CORPORATION:
   CMS Energy Common Stock, $.01 par value                           218,780,859
CONSUMERS ENERGY COMPANY, $10 par value, privately held by CMS
   Energy Corporation                                                 84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2005

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
Glossary........................................................................        4

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Executive Overview....................................................  CMS - 1
          Forward-Looking Statements and Risk Factors...........................  CMS - 2
          Results of Operations.................................................  CMS - 4
          Critical Accounting Policies..........................................  CMS - 9
          Capital Resources and Liquidity.......................................  CMS - 14
          Outlook...............................................................  CMS - 15
          Implementation of New Accounting Standards............................  CMS - 23
          New Accounting Standards Not Yet Effective............................  CMS - 23
     Consolidated Financial Statements
          Consolidated Statements of Income ....................................  CMS - 24
          Consolidated Statements of Cash Flows.................................  CMS - 27
          Consolidated Balance Sheets...........................................  CMS - 28
          Consolidated Statements of Common Stockholders' Equity................  CMS - 30
     Condensed Notes to Consolidated Financial Statements:
          1.   Corporate Structure and Accounting Policies......................  CMS - 31
          2.   Asset Sales and Impairment Charges...............................  CMS - 33
          3.   Contingencies....................................................  CMS - 33
          4.   Financings and Capitalization....................................  CMS - 47
          5.   Earnings Per Share...............................................  CMS - 51
          6.   Financial and Derivative Instruments.............................  CMS - 52
          7.   Retirement Benefits..............................................  CMS - 57
          8.   Asset Retirements Obligations....................................  CMS - 58
          9.   Equity Method Investments........................................  CMS - 60
         10.   Reportable Segments .............................................  CMS - 61
         11.   Consolidation of Variable Interest Entities......................  CMS - 61
         12.   Implementation of New Accounting Standards.......................  CMS - 62

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                   Page
                                                                                   ----
Consumers Energy Company
     Management's Discussion and Analysis
          Executive Overview....................................................  CE - 1
          Forward-Looking Statements and Risk Factors...........................  CE - 2
          Results of Operations.................................................  CE - 4
          Critical Accounting Policies..........................................  CE - 7
          Capital Resources and Liquidity.......................................  CE - 10
          Outlook...............................................................  CE - 11
          New Accounting Standards Not Yet Effective............................  CE - 17
     Consolidated Financial Statements
          Consolidated Statements of Income.....................................  CE - 20
          Consolidated Statements of Cash Flows.................................  CE - 21
          Consolidated Balance Sheets...........................................  CE - 22
          Consolidated Statements of Common Stockholder's Equity................  CE - 24
     Condensed Notes to Consolidated Financial Statements:
          1.  Corporate Structure and Accounting Policies.......................  CE - 25
          2.  Contingencies.....................................................  CE - 26
          3.  Financings and Capitalization.....................................  CE - 37
          4.  Financial and Derivative Instruments..............................  CE - 40
          5.  Retirement Benefits...............................................  CE - 43
          6.  Asset Retirement Obligations......................................  CE - 44
          7.  Reportable Segments ..............................................  CE - 45
          8.  Consolidation of Variable Interest Entities.......................  CE - 46
          9.  New Accounting Standards Not Yet Effective........................  CE - 47

Quantitative and Qualitative Disclosures about Market Risk......................  CO - 1
Controls and Procedures.........................................................  CO - 1

PART II:  OTHER INFORMATION

     Item 1. Legal Proceedings..................................................  CO - 1
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........  CO - 5
     Item 3. Defaults Upon Senior Securities....................................  CO - 5
     Item 4. Submission of Matters to a Vote of Security Holders................  CO - 5
     Item 5. Other Information..................................................  CO - 5
     Item 6. Exhibits...........................................................  CO - 5
     Signatures.................................................................  CO - 7

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

Accumulated Benefit Obligation..........  The liabilities of a pension plan based on service and pay to date. This differs from the Projected Benefit Obligation that is typically disclosed in that it does not reflect expected future salary increases.
ALJ.....................................  Administrative Law Judge
Alliance RTO............................  Alliance Regional Transmission Organization
APB.....................................  Accounting Principles Board
APB Opinion No. 18......................  APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common
                                          Stock"
ARO.....................................  Asset retirement obligation
Articles................................  Articles of Incorporation
Attorney General........................  Michigan Attorney General

bcf.....................................  Billion cubic feet
Big Rock................................  Big Rock Point nuclear power plant, owned by Consumers
Board of Directors......................  Board of Directors of CMS Energy

CEO.....................................  Chief Executive Officer
CFO.....................................  Chief Financial Officer
Clean Air Act...........................  Federal Clean Air Act, as amended
CMS Electric and Gas....................  CMS Electric and Gas Company, a subsidiary of Enterprises
CMS Energy..............................  CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or
  common stock..........................  Common stock of CMS Energy, par value $.01 per share
CMS ERM.................................  CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises
CMS Field Services......................  CMS Field Services, formerly a wholly owned subsidiary of CMS Gas Transmission.
                                          The sale of this subsidiary closed in July 2003.
CMS Gas Transmission....................  CMS Gas Transmission Company, a subsidiary of Enterprises
CMS Generation..........................  CMS Generation Co., a subsidiary of Enterprises
CMS Holdings............................  CMS Midland Holdings Company, a subsidiary of Consumers
CMS Midland.............................  CMS Midland Inc., a subsidiary of Consumers
CMS MST.................................  CMS Marketing, Services and Trading Company, a wholly owned subsidiary of
                                          Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas.........................  CMS Oil and Gas Company, formerly a subsidiary of Enterprises
CMS Viron...............................  CMS Viron Energy Services, formerly a wholly owned subsidiary of CMS MST. The sale of this subsidiary closed in June 2003.

Common Stock............................  All classes of Common Stock of CMS Energy and each of its subsidiaries, or any of them individually, at the time of an award or grant under the Performance
                                          Incentive Stock Plan
Consumers...............................  Consumers Energy Company, a subsidiary of CMS Energy
Court of Appeals........................  Michigan Court of Appeals
Customer Choice Act.....................  Customer Choice and Electricity Reliability Act, a Michigan statute enacted in
                                          June 2000 that allows all retail customers choice of alternative electric suppliers as of January 1, 2002, provides for full recovery of net stranded costs and implementation costs, establishes a five percent reduction in residential rates, establishes rate freeze and rate cap, and allows for
                                          Securitization

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

EBITDA..................................  Earnings before income taxes, depreciation, and amortization
EISP....................................  Executive Incentive Separation Plan
EITF....................................  Emerging Issues Task Force
EITF Issue No. 02-03....................  Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes
                                          and Contracts Involved in Energy Trading and Risk Management Activities
Enterprises.............................  CMS Enterprises Company, a subsidiary of CMS Energy
EPA.....................................  U. S. Environmental Protection Agency
EPS.....................................  Earnings per share
ERISA...................................  Employee Retirement Income Security Act
Ernst & Young...........................  Ernst & Young LLP
Exchange Act............................  Securities Exchange Act of 1934, as amended

FASB....................................  Financial Accounting Standards Board
FASB Interpretation No. 46..............  FASB Interpretation No. 46, Consolidation of Variable Interest Entities
FASB Staff Position, No. 106-2..........  Accounting and Disclosure Requirements Related to the Medicare Prescription
                                          Drug, Improvement and Modernization Act of 2003 (May 19, 2004)
FERC....................................  Federal Energy Regulatory Commission
FMB.....................................  First Mortgage Bonds
FMLP....................................  First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV facility
FSP.....................................  FASB Staff Position
FTR.....................................  Financial transmission right

GAAP....................................  Generally Accepted Accounting Principles

GasAtacama..............................  An integrated natural gas pipeline and electric generation project located in
                                          Argentina and Chile, which includes 702 miles of natural gas pipeline and a 720
                                          MW gross capacity power plant
GCR.....................................  Gas cost recovery
Goldfields..............................  A pipeline business located in Australia, in which CMS Energy formerly held a
                                          39.7 percent ownership interest
Guardian................................  Guardian Pipeline, LLC, in which CMS Gas Transmission owned a one-third interest

GVK.....................................  GVK Facility, a 250 MW gas fired power plant located in South Central India, in which CMS Generation held a 33 percent interest

Health Care Plan........................  The medical, dental, and prescription drug programs offered to eligible employees of Consumers and CMS Energy

IPP.....................................  Independent Power Production

Jorf Lasfar.............................  The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS Generation and ABB Energy Ventures, Inc.

kWh.....................................  kilowatt-hour

LIBOR...................................  London Inter-Bank Offered Rate
Loy Yang................................  The 2,000 MW brown coal fueled Loy Yang A power plant and an associated coal mine in Victoria, Australia, in which CMS Generation held a 50 percent ownership interest
Ludington...............................  Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison mcf.....................................  Thousand cubic feet
MCV Facility............................  A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV
                                          Partnership
MCV Partnership.........................  Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland
MCV PPA.................................  The Power Purchase Agreement between Consumers and the MCV Partnership with a
                                          35-year term commencing in March 1990, as amended, and as interpreted by the
                                          Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and
                                          Consumers.
MD&A....................................  Management's Discussion and Analysis
MDEQ....................................  Michigan Department of Environmental Quality
Michigan Power..........................  CMS Generation Michigan Power, LLC, owner of the Kalamazoo River Generating
                                          Station and the Livingston Generating Station
Midwest Energy Market...................  An energy market developed by the MISO to provide day-ahead and real-time market information and centralized dispatch for market participants
MISO....................................  Midwest Independent System Operator
Moody's.................................  Moody's Investors Service, Inc.
MPSC....................................  Michigan Public Service Commission
MSBT....................................  Michigan Single Business Tax

MTH.....................................  Michigan Transco Holdings, Limited Partnership
MW......................................  Megawatts

NEIL....................................  Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies
NMC.....................................  Nuclear Management Company, LLC, formed in 1999 by Northern States Power Company
                                          (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power Company, and
                                          Wisconsin Public Service Company to operate and manage nuclear generating facilities owned by the four utilities
NRC.....................................  Nuclear Regulatory Commission
NYMEX...................................  New York Mercantile Exchange

OATT....................................  Open Access Transmission Tariff
OPEB....................................  Postretirement benefit plans other than pensions for retired employees

Palisades...............................  Palisades nuclear power plant, which is owned by Consumers
Panhandle...............................  Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan
                                          Gas Storage, Panhandle Storage, and Panhandle Holdings. Panhandle was a wholly owned subsidiary of CMS Gas Transmission. The sale of this subsidiary closed in
                                          June 2003.
Parmelia................................  A business located in Australia comprised of a pipeline, processing facilities, and a gas storage facility, a former subsidiary of CMS Gas Transmission
PCB.....................................  Polychlorinated biphenyl
Pension Plan............................  The trusteed, non-contributory, defined benefit pension plan of Panhandle,
                                          Consumers and CMS Energy
Price Anderson Act......................  Price Anderson Act, enacted in 1957 as an amendment to the Atomic Energy Act of
                                          1954, as revised and extended over the years. This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.
PSCR....................................  Power supply cost recovery
PURPA...................................  Public Utility Regulatory Policies Act of 1978

RCP.....................................  Resource Conservation Plan
ROA.....................................  Retail Open Access
RRP.....................................  Renewable Resources Program
RTO.....................................  Regional Transmission Organization
S&P.....................................  Standard & Poor's Rating Group, a division of the McGraw Hill Companies, Inc.
SCP.....................................  Southern Cross Pipeline in Australia, in which CMS Gas Transmission formerly held a 45 percent ownership interest
SEC.....................................  U.S. Securities and Exchange Commission

Section 10d(4) Regulatory Asset.........  Regulatory asset as described in Section 10d(4) of the Customer Choice Act, as amended
Securitization..........................  A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SENECA..................................  Sistema Electrico del Estado Nueva Esparta C.A., a subsidiary of Enterprises
SERP....................................  Supplemental Executive Retirement Plan
SFAS....................................  Statement of Financial Accounting Standards
SFAS No. 5..............................  SFAS No. 5, "Accounting for Contingencies"
SFAS No. 52.............................  SFAS No. 52, "Foreign Currency Translation"
SFAS No. 71.............................  SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 87.............................  SFAS No. 87, "Employers' Accounting for Pensions"
SFAS No. 98.............................  SFAS No. 98, "Accounting for Leases"
SFAS No. 106............................  SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
                                          Pensions"
SFAS No. 115............................  SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
SFAS No. 123............................  SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS No. 133............................  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as
                                          amended and interpreted"
SFAS No. 143............................  SFAS No. 143, "Accounting for Asset Retirement Obligations"
Shuweihat...............................  A power and desalination plant of Emirates CMS Power Company, in which CMS
                                          Generation holds a 20 percent interest
Special Committee.......................  A special committee of independent directors, established by CMS Energy's Board of Directors, to investigate matters surrounding round-trip trading
Stranded Costs..........................  Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs.
                                          These costs could include owned and purchased generation and regulatory assets.
Superfund...............................  Comprehensive Environmental Response, Compensation and Liability Act

Taweelah................................  Al Taweelah A2, a power and desalination plant of Emirates CMS Power Company, in which CMS Generation holds a 40 percent interest
Trust Preferred Securities..............  Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or
                                          Consumers, as applicable, as owner of the common beneficial interests of the trusts

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This MD&A is a consolidated report of CMS Energy and Consumers. The terms "we" and "our" as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy's Form 10-K for the year ended December 31, 2004.

EXECUTIVE OVERVIEW

CMS Energy is an integrated energy company with a business strategy focused primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage, and processing. We manage our businesses by the nature of services each provides. We operate principally in three business segments: electric utility, gas utility, and enterprises.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas transmission, storage, and processing. Our businesses are affected primarily by:

      - weather, especially during the traditional heating and cooling seasons,

      -     economic conditions, primarily in Michigan,

      - regulation and regulatory issues that affect our gas and electric utility operations,

      -     interest rates,

      -     our debt credit rating, and

      -     energy commodity prices.

Our business strategy involves improving our balance sheet and maintaining focus on our core strength: superior utility operation and service. Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets, and to improve earnings and cash flow from the businesses we retain. Over the next few years, we expect that this strategy will result in reduced parent company debt, improved credit ratings, earnings growth, restoration of a common stock dividend, and a company positioned to make new investments consistent with our strengths. In the near term, our new investments will focus principally on the utility.

We face important challenges in the future. As a result of Michigan's Customer Choice Act, which allows alternative electric suppliers to sell electric power directly to our customers, we have lost industrial and commercial customers. As of April 2005, we have lost 893 MW, or 12 percent, of our electric load to these alternative electric suppliers. Based on current trends, we predict total load loss by the end of 2005 to be in the range of 925 MW to 1,000 MW. However, no assurance can be made that the actual load loss will fall within that range.

Another important challenge relates to the economics of the MCV Partnership. The MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge the utility for energy has not, the MCV Partnership's financial performance has been impacted negatively. In 2005, the MPSC issued an

                                     CMS-1

                                                          CMS Energy Corporation

order approving the RCP to change the way the facility is used. The purpose of the RCP is to conserve natural gas through a change in the dispatch of the MCV Facility and thereby improve the financial performance of the MCV Partnership without increased costs to customers.

Our business plan is targeted at predictable earnings growth and debt reduction. Between 2001 and 2003, we reduced parent debt (ie: excluding Consumers' and other subsidiaries' debt) by 50 percent. We are now in the second year of a five-year plan to reduce further, by about half, the debt of CMS Energy. In 2005, we retired higher-interest rate debt through the use of proceeds from the issuance of $150 million of CMS Energy senior notes and $550 million of Consumers' FMBs. We also issued 23 million shares of common stock and infused an additional $550 million into Consumers in 2005. These efforts and others are designed to lead us to be a strong, reliable energy company that will be poised to take advantage of opportunities for further growth.

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

      - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

      - potentially adverse regulatory treatment and/or regulatory lag concerning a number of significant questions presently before the MPSC including:

                                     CMS-2

                                                          CMS Energy Corporation

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

            - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

            - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

            - timely recognition in rates of additional equity investments in Consumers, and

            - adequate and timely recovery of additional electric and gas rate-based expenditures,

      - the impact of adverse natural gas prices on the MCV Partnership investment, and regulatory decisions that limit our recovery of capacity and fixed energy payments,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations under which our subsidiaries participate in wholesale power markets without price restrictions,

      - energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - potential adverse impacts of the new MISO Midwest Energy Market upon power supply and transmission costs,

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

                                     CMS-3

                                                          CMS Energy Corporation

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

For additional information regarding these and other uncertainties, see Note 3, Contingencies.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                      In Millions (except for per share amounts)
--------------------------------------------------------------------------------
Three months ended March 31                         2005        2004     Change
--------------------------------------------------------------------------------
Net Income (Loss) Available to Common
Stockholders                                       $ 150      $   (9)    $  159
Basic Earnings (Loss) Per Share                    $0.77      $(0.06)    $ 0.83
Diluted Earnings (Loss) Per Share                  $0.74      $(0.06)    $ 0.80
--------------------------------------------------------------------------------
Electric Utility                                   $  33      $   48     $  (15)
Gas Utility                                           58          56          2
Enterprises                                          105         (60)       165
Corporate Interest and Other                         (46)        (49)         3
Discontinued Operations                                -          (2)         2
Accounting Changes                                     -          (2)         2
--------------------------------------------------------------------------------
CMS Energy Net Income (Loss) Available to
Common Stockholders                                $ 150      $   (9)    $  159
================================================================================

For the quarter ended March 31, 2005, our net income available to common stockholders was $150 million, up from a $9 million loss for the quarter ended March 31, 2004. The improvement reflects the absence of impairment charges recorded in 2004 and the favorable effect of mark-to-market adjustments recorded at the MCV Partnership resulting from the implementation of the RCP, slightly offset by reduced income at our electric utility. At the electric utility, the positive impact of increased surcharge revenue and direct savings from the RCP was more than offset by increased operating expenses and customers choosing alternative electric suppliers. At the gas utility, the increase in gas rates authorized by the MPSC outpaced lower gas deliveries and higher operating expenses.

Specific increases to net income available to common stockholders are:

      - the absence in 2005, of an $81 million after-tax impairment charge on our Loy Yang investment which we recorded in 2004,

                                     CMS-4

                                                          CMS Energy Corporation

      - $65 million increase in favorable mark-to-market adjustments from our ownership interest in the MCV Partnership due to the increase in fair value of certain long-term gas contracts and financial hedges under the implementation of the RCP,

      - $12 million increase from earnings in our investment in Taweelah primarily due to changes in mark-to-market valuations,

      - $11 million reduction in corporate and other interest expenses primarily due to lower average debt levels and a 68 basis point reduction in the average rate of interest,

      - $5 million from earnings in our investment in Shuweihat, as the business achieved commercial operations in the fourth quarter of 2004,

      -     $2 million gain on the sale of GVK,

      - $2 million increase in income from our gas utility, as the increase in gas rates authorized by the MPSC more than offset reduced gas deliveries, increased operation and maintenance cost, and increased depreciation due to higher plant in service,

      - the absence in 2005 of a $2 million loss related to accounting changes, and

      - the absence in 2005 of $2 million in net losses associated with discontinued operations.

These increases were offset partially by:

      - a $15 million reduction in income from our electric utility, primarily due to power supply purchase costs exceeding power supply revenue, and higher depreciation and amortization expense. These expenses were offset partially by the return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act, and

      - the absence in 2005 of $8 million related to a settlement agreement that DIG and CMS MST entered into with Ford Motor Company and Rouge Steel Industries.

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                            In Millions
---------------------------------------------------------------------------------------
March 31                                                           2005   2004   Change
---------------------------------------------------------------------------------------
Three months ended                                                 $33    $48    $(15)
=======================================================================================

Reasons for the change:
Electric deliveries                                                             $   4
Power supply costs and related revenue                                             (9)
Other operating expenses, other income and non-commodity revenue                  (22)
Regulatory return on capital expenditures                                           7
General taxes                                                                      (3)
Income taxes                                                                        8
                                                                   ------------------

Total change                                                                     $(15)
=======================================================================================

ELECTRIC DELIVERIES: Electric deliveries decreased 0.4 billion kWh or 4.2 percent in the first quarter of 2005 compared to 2004. Despite decreased electric deliveries, electric delivery revenue increased due to increased surcharge revenue, offset partially by reduced electric delivery revenue from customers choosing alternative electric suppliers.

                                     CMS-5

                                                          CMS Energy Corporation

On July 1, 2004, Consumers started collecting a surcharge related to the recovery of costs incurred in the transition to customer choice. This surcharge increased electric delivery revenue by $5 million. Surcharge revenue related to the recovery of security costs and stranded costs increased electric delivery revenue by an additional $3 million.

POWER SUPPLY COSTS AND RELATED REVENUE: In the first quarter of 2005, our recovery of power supply costs was capped for the residential class. Pretax underrecoveries of $9 million are primarily due to power supply-related costs exceeding power supply-related revenue recovered from capped customers. Power supply-related costs increased in 2005 primarily due to higher priced purchased power necessary to replace the generation loss from an outage at our Palisades nuclear generating plant and increased coal costs versus the same period in 2004.

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: In the first quarter of 2005, other operating expenses increased $24 million and non-commodity revenue increased $2 million versus the same period in 2004 primarily due to higher transmission services revenue.

The increase in other operating expenses reflects higher depreciation and amortization expense, higher pension and benefit expense, and higher underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP. Depreciation and amortization expense increased $12 million due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense increased $6 million primarily due to higher plan expenses. Benefit expense also reflects the reinstatement of the matching contribution to our 401(k) plan.

In 1992, a liability was established for estimated future underrecoveries of power supply costs under the MCV PPA. In 2004, a portion of the cash underrecoveries continued to reduce this liability until its depletion in December. In 2005, all cash underrecoveries are expensed directly to income. Consequently, the cost associated with the MCV PPA cash underrecoveries increased operating expense $6 million in the first quarter of 2005 versus the same period in 2004. Partially offsetting this increased operating expense was the savings from the RCP approved by the MPSC in January 2005.

The RCP allows us to dispatch the MCV Facility on the basis of natural gas prices, which will reduce MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas. The MCV Facility's fuel cost savings are first used to offset the cost of replacement power and fund a renewable energy program. Remaining savings are split between us and the MCV Partnership. Our direct savings are shared 50 percent with customers in 2005 and 70 percent thereafter. Our direct savings, after allocating a portion to customers, was $3 million in the first quarter of 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: In the first quarter of 2005, the return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act increased income by $7 million versus the same period in 2004.

GENERAL TAXES: In the first quarter of 2005, general taxes increased from the same period in 2004 primarily due to higher MSBT expense.

INCOME TAXES: In the first quarter of 2005, income taxes decreased versus the same period in 2004 primarily due to lower earnings by the electric utility.

                                     CMS-6

                                                          CMS Energy Corporation

GAS UTILITY RESULTS OF OPERATIONS

                                                                    In Millions
-------------------------------------------------------------------------------
March 31                                                   2005   2004   Change
-------------------------------------------------------------------------------
Three months ended                                         $ 58   $ 56   $    2
===============================================================================

Reasons for the change:
Gas deliveries                                                           $   (3)
Gas rate increase                                                            16
Gas wholesale and retail services and other gas revenue                      (2)
Operation and maintenance                                                    (5)
Depreciation and other deductions                                            (1)
Fixed charges                                                                (2)
Income taxes                                                                 (1)
                                                           --------------------

Total change                                                             $    2
===============================================================================

GAS DELIVERIES: In the first quarter 2005 versus the same period in 2004, lower gas delivery revenues reflect decreased deliveries to our residential, commercial, and industrial customers. Gas deliveries, including miscellaneous transportation to end-use customers, decreased 3.4 bcf or 2.3 percent.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. In October 2004, the MPSC issued a final order authorizing an annual increase of $58 million through a two-year surcharge. As a result of these orders, first quarter 2005 pretax earnings increased $16 million compared to the same period in 2004.

GAS WHOLESALE AND RETAIL SERVICES AND OTHER GAS REVENUE: The decrease in gas wholesale and retail services and other gas revenue relates primarily to decreases in certain miscellaneous transportation and storage revenue.

OPERATION AND MAINTENANCE: In the first quarter 2005 versus the same period in 2004, operation and maintenance expenses increased primarily due to increases in benefit costs and additional expenditures on safety, reliability, and customer service.

DEPRECIATION AND OTHER DEDUCTIONS: In the first quarter 2005 versus the same period in 2004, depreciation expense increased due to higher plant in service. Increased other deductions reflect the recognition of expense associated with the early retirement of debt in January 2005.

FIXED CHARGES: In the first quarter 2005 versus the same period in 2004, fixed charges increased due to higher average debt levels, offset partially by a 28 basis point reduction in the average interest rate.

INCOME TAXES: In the first quarter of 2005, income taxes increased versus the same period in 2004 primarily due to higher earnings by the gas utility.

                                     CMS-7

                                                          CMS Energy Corporation

ENTERPRISES RESULTS OF OPERATIONS

                                                                    In Millions
--------------------------------------------------------------------------------
March 31                                                2005     2004    Change
--------------------------------------------------------------------------------
Three months ended                                     $ 105   $  (60)   $  165
================================================================================
Reasons for the change:
Operating revenues                                                       $   (7)
Cost of gas and purchased power                                             196
Earnings from equity method investees                                        12
Operation and maintenance                                                     2
Gain on sale of assets                                                        2
Asset impairment charges                                                    136
Fixed charges                                                                 7
Minority interest                                                          (102)
Income taxes                                                                (81)
--------------------------------------------------------------------------------

Total change                                                             $  165
================================================================================

OPERATING REVENUES AND COST OF GAS AND PURCHASED POWER: For three months ended March 31, 2005, operating revenues decreased $7 million versus the same period in 2004. Related cost of gas and purchased power cost decreased $196 million versus the same period in 2004 primarily due to mark-to-market gains at the MCV Partnership. The MPSC's approval of the RCP provided that the MCV Partnership recognize the increase in the fair value of certain long-term gas contracts and related financial hedges, which accounted for $179 million of these gains.

EARNINGS FROM EQUITY METHOD INVESTEES: Equity earnings increased for the three months ended March 31, 2005 versus the same period in 2004. The increase was primarily due to mark-to-market gains on interest rate swaps associated with our investment in Taweelah and earnings from Shuweihat as the business achieved commercial operations in the fourth quarter of 2004. These increases were offset by the absence of earnings from Goldfields, which was sold in 2004.

OPERATION AND MAINTENANCE: For the three months ended March 31, 2005, operation and maintenance expenses decreased versus the same period in 2004. The decrease in 2005 was primarily due to lower legal costs and the reduction of costs related to businesses that have been sold.

GAIN ON SALE OF ASSETS: For the three months ended March 31, 2005, gains on asset sales increased $2 million versus the same period in 2004. This is due to a $3 million gain on the sale of GVK in 2005 versus a $1 million gain on the sale of Bluewater Pipeline in 2004.

ASSET IMPAIRMENT CHARGES: For the three months ended March 31, 2005, asset impairment charges decreased $136 million versus the same period in 2004. The decrease relates to the absence in 2005 of the Loy Yang impairment recorded in 2004. The impairment recorded at the Enterprises segment was offset slightly by the $11 million currency translation adjustment recorded at the Corporate Interest and Other segment, for a net 2004 impairment of $125 million.

FIXED CHARGES: For the three months ended March 31, 2005, fixed charges decreased versus the same period in 2004 due to lower expenses at the MCV Partnership.

                                     CMS-8

                                                          CMS Energy Corporation

MINORITY INTEREST: For the three months ended March 31, 2005, minority interest increased versus the same period in 2004, primarily due to increased earnings at the MCV Partnership.

INCOME TAXES: For the three months ended March 31, 2005, income tax expense increased versus the same period in 2004. The increase was primarily due to higher earnings in 2005, and the absence of tax benefits recorded in 2004 related to the Loy Yang impairment.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                                                     In Millions
--------------------------------------------------------------------------------
March 31                                               2005      2004     Change
--------------------------------------------------------------------------------

Three months ended                                    $ (46)    $ (49)    $    3
================================================================================

For the three months ended March 31, 2005, corporate interest and other net expenses were $46 million, a decrease of $3 million versus the same period in 2004. The decrease reflects an $11 million reduction in interest primarily due to lower average debt levels and a 68 basis point reduction in the average rate of interest. These decreases were offset partially by an $8 million benefit from the reversal of a currency translation adjustment related to the sale of Loy Yang in 2004.

DISCONTINUED OPERATIONS: For the three months ended March 31, 2005, we had no activity from operations accounted for as discontinued. For the three months ended March 31, 2004, our net loss from Discontinued Operations was $2 million.

ACCOUNTING CHANGES: In 2004, we recorded a $2 million loss for the cumulative effect of a change in accounting principle. The loss was the result of a change in the measurement date on our benefit plans.

CRITICAL ACCOUNTING POLICIES

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

                                     CMS-9

                                                          CMS Energy Corporation

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any likely outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. There have been no material changes to the accounting for financial instruments since the year ended December 31, 2004. For details on financial instruments, see Note 6, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We use SFAS No. 133 to account for derivatives. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2004.

The MISO began operating the Midwest Energy Market on April 1, 2005, which provides day-ahead and real-time energy market information and centralized dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, after having adequate experience with the Midwest Energy Market, we will reevaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists. If an active market develops in the future, we may be required to account for certain electric purchases and sales contracts as derivatives, and the resulting mark-to-market impact on earnings could be material to our financial statements.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within MISO's market area. We are presently evaluating whether FTRs qualify as derivative instruments. If they are determined to be derivative instruments, FTRs would be required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair value, with any subsequent changes in fair value recognized in earnings. However, we believe we may be able to offset the earnings impact with a regulatory asset or liability. The Midwest Energy Market was not effective until April 1, 2005. Therefore, FTRs had no value at March 31, 2005.

The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts are not recognized at fair value on our Consolidated Balance Sheets. Due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed as fuel for electric production. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, any changes in the fair value of these financial hedges will no longer be recognized in Other Comprehensive Income, but will be recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the three months ended March 31, 2005, we recorded a $209 million gain associated with the increase in fair value of these instruments on our Consolidated Statements of Income (Loss). The

                                     CMS-10

                                                          CMS Energy Corporation

majority of this gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011.

To determine the fair value of our derivative contracts, we use a combination of quoted market prices, prices obtained from external sources, such as brokers, and mathematical valuation models. Valuation models require various inputs, including forward prices, strike prices, volatilities, interest rates, and maturity dates. Changes in forward prices or volatilities could change significantly the calculated fair value of certain contracts. At March 31, 2005, we assumed a market-based interest rate of 2.75 percent and monthly volatility rates ranging between 33 percent and 35 percent to calculate the fair value of our gas options. Also, at March 31, 2005, we assumed a market-based interest rate of 2.75 percent and a daily volatility rate of 93 percent to calculate the fair value of our electric options. At March 31, 2005, we assumed market-based interest rates ranging between 2.87 percent and 4.83 percent (depending on the term of the contract) and monthly volatility rates ranging between 25 percent and 40 percent to calculate the fair value of the gas fuel derivative contracts with volume optionality held by the MCV Partnership.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts that are related to activities considered to be an integral part of CMS Energy's ongoing operations. There have been no material changes to the accounting for CMS ERM's contracts since the year ended December 31, 2004.

The fair value of the derivative contracts held by CMS ERM is included in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at March 31, 2005:

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                            Non-
                                                                         Trading    Trading    Total
----------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at December 31, 2004                 $  (199)   $   201    $   2
Fair value of new contracts when entered into during the period (a)            -          2        2
Changes in fair value attributable to changes in valuation techniques
and assumptions                                                                -          -        -
Contracts realized or otherwise settled during the period                     18        (19)      (1)
Other changes in fair value (b)                                              (75)        83        8
----------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31, 2005                    $  (256)   $   267    $  11
====================================================================================================

(a) Reflects only the initial premium payments/(receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in price and net increase/(decrease) of forward positions as well as changes to mark-to-market and credit reserves.

Fair Value of Non-Trading Contracts at March 31, 2005                                    In Millions
----------------------------------------------------------------------------------------------------
                                       Total                      Maturity (in years)
Source of Fair Value                 Fair Value    Less than 1    1 to 3    4 to 5    Greater than 5
----------------------------------------------------------------------------------------------------
Prices actively quoted                    $   -          $   -     $   -      $  -              $  -
Prices obtained from external
   sources or based on models and
   other valuation methods                 (256)           (77)     (116)      (54)               (9)
----------------------------------------------------------------------------------------------------
Total                                     $(256)         $ (77)    $(116)     $(54)             $ (9)
====================================================================================================

                                     CMS-11

                                                          CMS Energy Corporation

Fair Value of Trading Contracts at March 31, 2005                                        In Millions
----------------------------------------------------------------------------------------------------
                                       Total                      Maturity (in years)
Source of Fair Value                 Fair Value    Less than 1    1 to 3    4 to 5     Greater than 5
----------------------------------------------------------------------------------------------------
Prices actively quoted                     $(42)           $(9)     $(22)     $(11)             $  -
Prices obtained from external
   sources or based on models and
   other valuation methods                  309             97       142        62                 8
----------------------------------------------------------------------------------------------------
Total                                      $267            $88      $120      $ 51              $  8
====================================================================================================

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since the year ended December 31, 2004. These risk sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our derivative contracts and other financial instruments based upon a hypothetical 10 percent adverse change in market rates or prices. Changes in excess of the amounts shown in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market interest rates):

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Variable-rate financing - before-tax annual earnings exposure              $  1                 $  2
Fixed-rate financing - potential loss in fair value (a)                     233                  216
====================================================================================================

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Certain equity method investees have entered into interest rate swaps. These instruments are not required to be included in the sensitivity analysis, but can have an impact on financial results.

COMMODITY PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Potential reduction in fair value:
Gas supply option contracts                                                 $ -                  $ 1
CMS ERM electric and gas forward contracts                                   12                   10
Derivative contracts associated with the MCV Partnership:
  Gas fuel contracts (a)                                                     42                   17
  Gas fuel futures and swaps                                                 47                   41
====================================================================================================

(a) The increased potential reduction in fair value for the MCV Partnership's gas fuel contracts is due to an increased number of contracts accounted for as derivatives. This is a result of the implementation of the RCP, at which time the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases and must now be accounted for as derivatives.

                                     CMS-12

                                                          CMS Energy Corporation

TRADING ACTIVITY COMMODITY PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Potential reduction in fair value:
  Electricity-related option contracts                                      $ -                   $-
  Gas-related option contracts                                                3                    3
  Gas-related swaps and futures                                              12                    7
====================================================================================================

INVESTMENT SECURITIES PRICE RISK SENSITIVITY ANALYSIS

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Potential reduction in fair value of
  available-for-sale equity securities (a)(b)                                $5                   $5
====================================================================================================

(a) Primarily SERP Investments.
(b) Assumes a 10 percent adverse change in market prices.

Consumers maintains trust funds, as required by the NRC, which may only be used to fund certain costs of nuclear plant decommissioning. At March 31, 2005 and December 31, 2004, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through Consumers' electric rates, fluctuations in equity prices or interest rates do not affect earnings or cash flows.

For additional details on market risk and derivative activities, see Note 6, Financial and Derivative Instruments.

OTHER

Other accounting policies that are important to an understanding of our results of operations and financial condition include:

      -     accounting for long-lived assets and equity method investments,

      -     accounting for the effects of industry regulation,

      -     accounting for international operations and foreign currency,

      -     accounting for pension and OPEB,

      -     accounting for asset retirement obligations, and

      -     accounting for nuclear decommissioning costs.

There have been no material changes to these accounting policies since they were described in our Form 10-K for the year ended December 31, 2004.

                                     CMS-13

                                                          CMS Energy Corporation

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

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2005, $985 million consolidated cash was on hand, which includes $45 million of restricted cash and $144 million from the entities consolidated pursuant to FASB Interpretation No. 46. For additional details, see Note 11, Consolidation of Variable Interest Entities.

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the three months ended March 31, 2005, Consumers paid $118 million in common stock dividends to CMS Energy.

SUMMARY OF CASH FLOWS:

                                                                    In Millions
--------------------------------------------------------------------------------
Three months ended March 31                                      2005      2004
--------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                                         $ 262     $ 238
   Investing activities                                            (8)     (165)
                                                                ----------------
Net cash provided by operating and investing activities           254        73
   Financing activities                                            17      (269)
Effect of exchange rates on cash                                    -        (9)
                                                                ----------------
Net increase (decrease) in cash and cash equivalents            $ 271     $(205)
================================================================================

OPERATING ACTIVITIES: For the three months ended March 31, 2005, net cash provided by operating activities increased $24 million versus the same period in 2004 due to decreases in inventory from gas sales at higher prices and other timing differences.

INVESTING ACTIVITIES: For the three months ended March 31, 2005, net cash used in investing activities decreased $157 million primarily due to a net increase in short-term investment proceeds of $159 million.

                                     CMS-14

                                                          CMS Energy Corporation

FINANCING ACTIVITIES: For the three months ended March 31, 2005, net cash provided by financing activities increased $286 million primarily due to an increase of $279 million in net proceeds from borrowings.

For additional details on long-term debt activity, see Note 4, Financings and Capitalization.

SUBSEQUENT FINANCING ACTIVITIES: In April 2005, we issued 23 million shares of common stock at a price of $12.25 per share. We realized net proceeds of $272 million. We used the net proceeds and other cash on hand to make a $350 million capital infusion into Consumers on April 15, 2005.

In April 2005, Consumers redeemed $297 million of its 6.25 percent senior notes with proceeds from its $300 million FMBs issued in March 2005. Also in April 2005, Consumers called the remaining $35 million 6.25 percent senior notes. Later in April 2005, Consumers issued $150 million of 5.65 percent Insured Quarterly notes due 2035. Consumers intends to use the net proceeds of $145 million to redeem its 6.50 percent Insured Quarterly notes due 2028. Finally, in April 2005, through the Michigan Strategic Fund, Consumers issued $35 million variable rate limited obligation revenue bonds, due 2035. Consumers will use the proceeds to fund certain solid waste disposal expenditures.

OBLIGATIONS AND COMMITMENTS

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 4, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: There have been no material changes in off-balance sheet arrangements since the year ended December 31, 2004. For details on guarantee arrangements, see Note 4, Financings and Capitalization, "FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 4, Financings and Capitalization.

OTHER: CMS ERM is a party to a certain gas supply contract whose performance is backed by a bond issued by American Home Assurance Co. (AHA), a subsidiary of American International Group, Inc. (AIG), as a jointly liable surety. AHA currently has a surety obligation of $130 million pursuant to this contract. This amount amortizes monthly. The gas supply contract requires that the surety maintain minimum credit ratings of AA- or better from S&P and Aa3 or better from Moody's. On March 30, 2005, the credit ratings of AIG and AHA were downgraded by S&P from AAA to AA+ with negative watch. On March 31, 2005, Moody's lowered its long-term senior debt ratings on AIG and AHA from Aaa to Aa1. On May 2, 2005, Moody's again lowered their long-term senior debt ratings on AIG and AHA from Aa1 to Aa2, and placed their ratings on review for possible further downgrade. We cannot predict whether these ratings will further decline; however, we have several alternatives in the event that AHA no longer meets the minimum rating requirements. These alternatives include obtaining a letter of credit under our existing revolving credit agreement, seeking an alternative letter of credit arrangement or posting available cash as collateral. These alternatives may have a negative impact on our liquidity.

OUTLOOK

CORPORATE OUTLOOK

During 2005, we will continue to implement a business strategy that involves improving our balance sheet and providing superior utility operations and service. This strategy is designed to generate cash to pay down debt and provide for more predictable future operating revenues and earnings.

                                     CMS-15

                                                          CMS Energy Corporation

Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets, and to improve earnings and cash flow from businesses we retain. Although much of our asset sales program is complete, we still may sell certain remaining businesses that are not strategic to us. As this continues, the percentage of our future earnings relating to our larger equity method investments, including Jorf Lasfar, may increase and our total future earnings may depend more significantly upon the performance of those investments. For additional details, see Note 9, Equity Method Investments.

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

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We are currently planning for a reserve margin of approximately 11 percent for summer 2005, or supply resources equal to 111 percent of projected summer peak load. Of the 2005 supply resources target of 111 percent, we expect to meet approximately 101 percent from our electric generating plants and long-term power purchase contracts, and approximately 10 percent from short-term contracts, options for physical deliveries, and other agreements. We have purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2005 through 2007. As a result, we have recognized an asset of $11 million for unexpired capacity and energy contracts at March 31, 2005.

TRANSMISSION MARKET DEVELOPMENT: The MISO began operating the Midwest Energy Market on April 1, 2005, which includes a day-ahead and real-time energy market and centralized dispatch for market participants. We are a participant in this energy market. These changes are anticipated to ensure that load requirements in the region are met reliably and efficiently, to better manage congestion on the grid, and to centralize dispatch of generation throughout the region. The MISO is now responsible for the reliability and economic dispatch in the entire MISO area, which includes 12 states and Manitoba, as well as our service territory. We are presently evaluating what financial impact, if any, these changes are having on our operations.

RENEWABLE RESOURCES PROGRAM: In January 2005, in collaboration with the MPSC, we established a renewable resources program. Under the RRP, we will purchase energy from approved renewable sources, which include solar, wind, geothermal, biomass, and hydroelectric. Customers will be able to participate in the RRP in accordance with tariffs approved by the MPSC. The MPSC has authorized recovery of costs for

                                     CMS-16

                                                          CMS Energy Corporation

the RRP by establishing a fund that consists of an annual contribution from savings generated by the RCP, a surcharge imposed by the MPSC, and contributions from customers. In February 2005, the Attorney General filed appeals of the MPSC orders providing funding for the RRP in the Michigan Court of Appeals.

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. In April 2005, we filed updated debt and equity information in the electric rate case. This will likely reduce our rate request. The primary reasons for the request are increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. We expect the MPSC staff to file its position in the case in June 2005. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

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

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan Call Regulation requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions included in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of March 2005, we have incurred $543 million in capital expenditures to comply with these regulations and anticipate that the remaining $272 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent has been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, or swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule advanced the proposed year for nitrogen oxide compliance requirement by one year to 2009. This change

                                     CMS-17

                                                          CMS Energy Corporation

will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan Call Regulation, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 at a cost near that of the Selective Catalytic Reduction total cost in order to meet Phase One emission reduction requirements.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions could be significantly less than is required for nitrogen oxide compliance.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, however, none have yet been enacted. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sectors. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of and engage in the greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern generating plant cooling water intake systems. The new rules require significant reduction in fish killed by operating equipment. Some of our facilities will be required to comply with the new rules by 2006. We are currently studying the rules to determine the most cost-effective solutions for compliance.

For additional details on electric environmental matters, see Note 3, Contingencies, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As of April 2005, alternative electric suppliers are providing 893 MW of generation supply to ROA customers. This amount represents an increase of 9 percent compared to April 2004, and 12 percent of our distribution load. Several customers have notified us of their intent to return to our service after a notification period ending between June 2005 and July 2005. We estimate that between 70 MW and 100 MW will return to our service. Based on this and other current trends, we predict that total load loss by the end of 2005 will be in the range of 925 MW to 1,000 MW. However, no assurance can be made that the actual load loss will fall within that range.

Legislative Actions: In July 2004, several bills were introduced in the Michigan Senate that could change Michigan's Customer Choice Act. This legislation was not enacted before the end of the 2003-2004 legislative session. In March 2005, one of the bills, proposing a service charge to fund the Low Income and Energy Efficiency Fund, was reintroduced. We anticipate that legislation relating to the Customer Choice Act and other energy issues may be introduced in the 2005-2006 legislative session. We cannot predict the content or outcome of any such legislative actions.

                                     CMS-18

                                                          CMS Energy Corporation

Implementation Costs: Applications for recovery of $7 million of implementation costs for 2002 and $1 million for 2003 are pending MPSC approval. In September 2004, the ALJ issued a Proposal for Decision recommending full recovery of these costs. In parallel with these cost recovery efforts at the MPSC, we are also pursuing an appeal of a FERC order denying recovery of costs incurred in the development of the Alliance RTO. Although we believe these implementation costs are fully recoverable in accordance with the Customer Choice Act, we cannot predict the amount, if any, the MPSC or the FERC will approve as recoverable.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, "Consumers' Electric Utility Restructuring Matters," and "Consumers' Electric Utility Rate Matters."

OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate that cash underrecoveries of capacity and fixed energy payments will aggregate $150 million from 2005 through 2007. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts collected from our customers. The effect of any such action would be to:

      - reduce cash flow to the MCV Partnership, which could have an adverse effect on our investment, and

      -     eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively. Even with the approved RCP, if gas prices do not decline from present levels, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment. There are several factors which could alter significantly our future impairment analyses including, but not limited to, the forward price of natural gas, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC.

For additional details on the MCV Partnership, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

                                     CMS-19

                                                          CMS Energy Corporation

NUCLEAR MATTERS: Big Rock: Dismantlement of plant systems is essentially complete and demolition of the remaining plant structures has begun. The restoration project is on schedule to return approximately 530 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use in mid-2006. An additional 30 acres, the area where seven transportable dry casks loaded with spent nuclear fuel and an eighth cask loaded with high-level radioactive waste material are stored, we would expect to be returned to a natural state within two years from the date the DOE begins removing the spent nuclear fuel from Big Rock.

Palisades: In March 2005, the NRC completed its end-of-cycle plant performance assessment of Palisades, which covered the calendar year 2004. The NRC determined that Palisades was operated in a manner that preserved public health and safety and met all of the NRC's specific "cornerstone objectives." As of March 2005, all inspection findings were classified as having very low safety significance and all performance indicators show performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through September 2006.

The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite storage pool capacity. We are using dry casks for temporary onsite storage. As of March 2005, we have loaded 22 dry casks with spent nuclear fuel. For additional information on disposal of spent nuclear fuel, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - Nuclear Matters."

Palisades' current license from the NRC expires in 2011. In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. Its decision is expected in 2007.

Palisades, like many other nuclear plants, has experienced cracking in reactor head nozzle penetrations. Repairs to two nozzles were made in 2004. We have authorized the purchase of a replacement reactor vessel closure head. The replacement head is being manufactured and is scheduled to be installed in 2007. The replacement head nozzles will be manufactured from materials less susceptible to cracking and should minimize inspection and repair costs after replacement.

Spent nuclear fuel complaint: In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC, which was served on us by the MPSC in April 2003. The complaint asks the MPSC to initiate a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. The complaint states that amounts collected from customers for spent nuclear fuel storage and disposal should be placed in an independent trust. The complaint also asks the MPSC to take additional actions. In May 2003, Consumers and other named utilities each filed motions to dismiss the complaint. In February 2004, an MPSC ALJ recommended that the complaint be dismissed. We are unable to predict the outcome of this matter.

                                     CMS-20

                                                          CMS Energy Corporation

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

      -     changes in gas commodity prices.

GAS UTILITY BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our financial results and conditions. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."

GAS TITLE TRACKING FEES AND SERVICES: There has been no material change in the Gas Title Tracking Fees and Services matter since the year ended December 31, 2004.

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding. For additional details on gas cost recovery, see Note 3, Contingencies, "Consumers' Gas Utility Rate Matters - Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed a previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to file an application for new depreciation accrual rates for our natural gas utility plant on, or no earlier than three months prior to, the date we file our next natural gas general rate case. The MPSC also directed us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

In February 2005, we requested a delay in the filing date for the next depreciation case until 150 days after:

      -     the removal cost study is filed, and

      - the MPSC issues an order in a pending case relating to ARO accounting.

We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

                                     CMS-21

                                                          CMS Energy Corporation

In March 2005, the MPSC granted our waiver request and accepted our surcharge proposal, but reduced the lead time allowed to prepare and file the depreciation case to 90 days.

OTHER CONSUMERS' OUTLOOK

COLLECTIVE BARGAINING AGREEMENTS: Approximately 46 percent of our employees are represented by the Utility Workers Union of America. The Union represents Consumers' operating, maintenance, and construction employees and our call center employees. The collective bargaining agreement with the Union for our operating, maintenance, and construction employees will expire on June 1, 2005. In April 2005, a new tentative Operating, Maintenance, and Construction Agreement was reached between the Utility Workers Union of America and Consumers. The Union membership has voted to ratify this agreement. The collective bargaining agreement with the Union for our call center employees will expire on August l, 2005.

ENTERPRISES OUTLOOK

We plan to continue the restructuring of our Enterprises business with the objective of narrowing the focus of our operations to primarily North America, South America, and the Middle East/North Africa. We will continue to sell designated assets and investments that are not consistent with this focus.

SENECA operates an electric utility on Margarita Island, Venezuela under a Concession Agreement with the Venezuelan Ministry of Energy and Mines, now the Ministry of Energy and Petroleum (MEP). The Concession Agreement provides for semi-annual customer tariff adjustments for the effects of inflation and foreign exchange variations. The last tariff adjustment occurred in December 2003. It was less than the amount required by the Concession Agreement and no tariff increases have been granted since then. In July 2003, the MEP approved a fuel subsidy for SENECA to partially offset the effects of its lower tariff revenues. The fuel subsidy expired on December 31, 2004. The MEP has advised SENECA that it is not renewing the fuel subsidy. We are informed that the government has under consideration whether to grant an industry-wide tariff increase and that a decision will be made no later than July 2005. The outcome is uncertain since all alternatives have not been fully explored. If timely financial relief is not approved, the liquidity of SENECA and the value of our investment in SENECA would be impacted adversely.

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

      - impact of any future rate cases, FERC actions, or orders on regulated businesses,

      - impact of ratings downgrades on our liquidity, operating costs, and cost of capital,

      - impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings,

      - changes in available gas supplies or Argentine government regulations that could restrict natural gas exports to our GasAtacama generating plant, and

      - impact of indemnity and environmental remediation obligations at Bay Harbor.

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

                                     CMS-22

                                                          CMS Energy Corporation

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

FSP 109-2, ACCOUNTING AND DISCLOSURE GUIDANCE FOR THE FOREIGN EARNINGS REPATRIATION PROVISION WITHIN THE AMERICAN JOBS CREATION ACT OF 2004: During 2005, we may have the ability to repatriate additional amounts that may qualify for the repatriation tax benefit. If successful, our current estimate is that additional amounts could range between $100 million and $120 million. The amount of additional repatriation remains uncertain because it is based on future foreign subsidiary operations, cash flow, financings, and repatriation limitations. This potential additional repatriation could reduce our recorded deferred tax liability $30 million to $36 million. We expect to be in a position to finalize our assessment, which may be higher or lower, regarding any potential repatriation in the fourth quarter of 2005. For further information, refer to Note 12, Implementation of New Accounting Standards.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as adjustments to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.

                                     CMS-23

                             CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
March 31                                                                2005          2004
------------------------------------------------------------------------------------------
                                                     In Millions, Except Per Share Amounts
OPERATING REVENUE                                                    $ 1,845       $ 1,754

EARNINGS FROM EQUITY METHOD INVESTEES                                     31            19

OPERATING EXPENSES
     Fuel for electric generation                                        177           178
     Fuel costs mark-to-market at MCV                                   (209)           (6)
     Purchased and interchange power                                      95            77
     Cost of gas sold                                                    839           761
     Other operating expenses                                            234           218
     Maintenance                                                          58            57
     Depreciation, depletion and amortization                            156           144
     General taxes                                                        75            74
     Asset impairment charges                                              -           125
                                                                     ---------------------
                                                                       1,425         1,628
------------------------------------------------------------------------------------------

OPERATING INCOME                                                         451           145

OTHER INCOME (DEDUCTIONS)
     Accretion expense                                                    (5)           (6)
     Gain on asset sales, net                                              3             2
     Interest and dividends                                               10             7
     Regulatory return on capital expenditures                            16             9
     Foreign currency losses, net                                         (1)           (3)
     Other income                                                          8             3
     Other expense                                                        (7)           (2)
                                                                     ---------------------

                                                                          24            10
------------------------------------------------------------------------------------------

FIXED CHARGES
     Interest on long-term debt                                          122           130
     Interest on long-term debt - related parties                         10            15
     Other interest                                                        4             5
     Capitalized interest                                                 (1)           (2)
     Preferred dividends of subsidiaries                                   1             1
                                                                     ---------------------

                                                                         136           149
------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTERESTS                                         339             6

MINORITY INTERESTS                                                       113            11
                                                                     ---------------------

INCOME (LOSS) BEFORE INCOME TAXES                                        226            (5)

INCOME TAX EXPENSE (BENEFIT)                                              74            (3)
                                                                     ---------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 152            (2)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF
    $1 TAX BENEFIT IN 2004                                                 -            (2)
                                                                     ---------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING          152            (4)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    RETIREMENT BENEFITS, NET OF $1 TAX BENEFIT IN 2004                     -            (2)
                                                                     ---------------------

NET INCOME (LOSS)                                                        152            (6)
PREFERRED DIVIDENDS                                                        2             3
                                                                     ---------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                   $   150       $    (9)
==========================================================================================

   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-24

                                                                              THREE MONTHS ENDED
March 31                                                                      2005          2004
------------------------------------------------------------------------------------------------
                                                           In Millions, Except Per Share Amounts
CMS ENERGY

             NET INCOME (LOSS)

                    Net Income (Loss) Available to Common Stockholders      $   150      $    (9)
                                                                            ====================

             BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE

                    Income (Loss) from Continuing Operations                $  0.77      $ (0.04)
                    Loss from Discontinued Operations                             -        (0.01)
                    Loss from Changes in Accounting                               -        (0.01)
                                                                            --------------------
                    Net Income (Loss) Attributable to Common Stock          $  0.77      $ (0.06)
                                                                            ====================

             DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE

                    Income (Loss) from Continuing Operations                $  0.74      $ (0.04)
                    Loss from Discontinued Operations                             -        (0.01)
                    Loss from Changes in Accounting                               -        (0.01)
                                                                            --------------------
                    Net Income (Loss) Attributable to Common Stock          $  0.74      $ (0.06)
                                                                            ====================

             DIVIDENDS DECLARED PER COMMON SHARE                                 $-           $-
------------------------------------------------------------------------------------------------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-25

                      [This page intentionally left blank]


                                     CMS-26

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
March 31                                                                             2005           2004
--------------------------------------------------------------------------------------------------------
                                                                                             In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $    152       $     (6)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear                    156            144
          decommissioning of $1 per period)
        Regulatory return on capital expenditures                                     (16)            (9)
        Minority interest                                                             113             11
        Fuel costs mark-to-market at MCV                                             (209)            (6)
        Asset impairment charges                                                        -            125
        Capital lease and debt discount amortization                                   10              8
        Accretion expense                                                               5              6
        Distributions from related parties less than earnings                          (2)            (6)
        Gain on the sale of assets                                                     (3)            (2)
        Cumulative effect of accounting changes                                         -              2
        Changes in other assets and liabilities:
           Increase in accounts receivable and accrued revenues                      (317)          (335)
           Decrease in inventories                                                    418            366
           Decrease in accounts payable                                               (25)           (43)
           Decrease in accrued expenses                                               (79)           (41)
           Deferred income taxes and investment tax credit                             68             70
           Increase in other current and non-current assets                           (29)            (4)
           Increase (decrease) in other current and non-current liabilities            20            (42)
                                                                                 -----------------------

          Net cash provided by operating activities                              $    262       $    238
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)              $   (149)      $   (113)
  Cost to retire property                                                             (27)           (18)
  Restricted cash                                                                      11            (15)
  Investment in Electric Restructuring Implementation Plan                             (1)            (2)
  Investments in nuclear decommissioning trust funds                                   (1)            (1)
  Proceeds from nuclear decommissioning trust funds                                     7             20
  Proceeds from short-term investments                                                295            713
  Purchase of short-term investments                                                 (186)          (763)
  Maturity of MCV restricted investment securities held-to-maturity                   126            115
  Purchase of MCV restricted investment securities held-to-maturity                  (126)          (115)
  Proceeds from sale of assets                                                         21              5
  Other investing                                                                      22              9
                                                                                 -----------------------

          Net cash used in investing activities                                  $     (8)      $   (165)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                           $    704       $      -
  Issuance of common stock                                                              6              -
  Retirement of bonds and other long-term debt                                       (678)          (263)
  Payment of preferred stock dividends                                                 (2)            (3)
  Payment of capital lease obligations                                                 (3)            (3)
  Other financing                                                                     (10)             -
                                                                                 -----------------------

          Net cash provided by (used in) financing activities                    $     17       $   (269)
--------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATES ON CASH                                                        -             (9)
--------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $    271       $   (205)

CASH AND CASH EQUIVALENTS FROM EFFECT OF REVISED FASB
  INTERPRETATION NO. 46 CONSOLIDATION                                                   -            174

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        669            532
                                                                                 -----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    940       $    501
========================================================================================================


                                     CMS-27

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                        MARCH 31
                                                                            2005   DECEMBER 31
                                                                     (UNAUDITED)          2004
----------------------------------------------------------------------------------------------
                                                                                   In Millions
PLANT AND PROPERTY (AT COST)
   Electric utility                                                     $  8,007      $  7,967
   Gas utility                                                             3,010         2,995
   Enterprises                                                             3,348         3,517
   Other                                                                      28            28
                                                                        ----------------------
                                                                          14,393        14,507
   Less accumulated depreciation, depletion and amortization               6,032         6,135
                                                                        ----------------------
                                                                           8,361         8,372
   Construction work-in-progress                                             437           370
                                                                        ----------------------
                                                                           8,798         8,742
----------------------------------------------------------------------------------------------

INVESTMENTS
   Enterprises                                                               728           729
   Other                                                                      13            23
                                                                        ----------------------
                                                                             741           752
----------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market              940           669
   Restricted cash                                                            45            56
   Short-term investments at cost, which approximates market                   -           109
   Accounts receivable, notes receivable and accrued revenue, less
     allowances of $32 and $38, respectively                                 826           528
   Accounts receivable and notes receivable - related parties                 60            53
   Inventories at average cost
      Gas in underground storage                                             464           856
      Materials and supplies                                                  85            90
      Generating plant fuel stock                                             63            84
   Price risk management assets                                              139            91
   Regulatory assets - postretirement benefits                                19            19
   Derivative instruments                                                    253            96
   Deferred property taxes                                                   164           167
   Prepayments and other                                                     123           181
                                                                        ----------------------
                                                                           3,181         2,999
----------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                      593           604
      Additional minimum pension                                             371           372
      Postretirement benefits                                                133           139
      Abandoned Midland Project                                               10            10
      Other                                                                  586           552
   Price risk management assets                                              258           214
   Nuclear decommissioning trust funds                                       561           575
   Goodwill                                                                   22            23
   Notes receivable - related parties                                        205           217
   Notes receivable                                                          179           178
   Other                                                                     563           495
                                                                        ----------------------
                                                                           3,481         3,379
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $ 16,201      $ 15,872
==============================================================================================


                                     CMS-28

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                               MARCH 31
                                                                                   2005    DECEMBER 31
                                                                            (UNAUDITED)           2004
------------------------------------------------------------------------------------------------------
                                                                                           In Millions
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares; outstanding 195.6 shares and
         195.0 shares, respectively                                            $      2       $      2
      Other paid-in capital                                                       4,147          4,140
      Accumulated other comprehensive loss                                         (323)          (336)
      Retained deficit                                                           (1,584)        (1,734)
                                                                               -----------------------
                                                                                  2,242          2,072

   Preferred stock of subsidiary                                                     44             44
   Preferred stock                                                                  261            261

   Long-term debt                                                                 6,657          6,444
   Long-term debt - related parties                                                 307            504
   Non-current portion of capital and finance lease obligations                     315            315
                                                                               -----------------------
                                                                                  9,826          9,640
------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                  844            733
------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt, capital and finance leases                    487            296
   Current portion of long-term debt - related parties                                -            180
   Accounts payable                                                                 356            391
   Accounts payable - related parties                                                 2              1
   Accrued interest                                                                 123            145
   Accrued taxes                                                                    259            312
   Price risk management liabilities                                                129             90
   Current portion of gas supply contract obligations                                33             32
   Deferred income taxes                                                             32             19
   Other                                                                            245            289
                                                                               -----------------------
                                                                                  1,666          1,755
------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                                  1,070          1,044
      Income taxes, net                                                             360            357
      Other regulatory liabilities                                                  169            173
   Postretirement benefits                                                          282            275
   Deferred income taxes                                                            730            671
   Deferred investment tax credit                                                    78             79
   Asset retirement obligation                                                      441            439
   Price risk management liabilities                                                257            213
   Gas supply contract obligations                                                  163            176
   Other                                                                            315            317
                                                                               -----------------------
                                                                                  3,865          3,744
------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 6)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                 $ 16,201       $ 15,872
======================================================================================================

   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-29

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
March 31                                                                  2005           2004
---------------------------------------------------------------------------------------------
                                                                                  In Millions
COMMON STOCK
   At beginning and end of period                                     $      2       $      2
---------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                                4,140          3,846
   Common stock issued                                                       6              -
   Common stock reissued                                                     1              -
                                                                      -----------------------
      At end of period                                                   4,147          3,846
---------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
      At beginning of period                                               (17)             -
      Minimum pension liability adjustments (a)                              -              -
                                                                      -----------------------
         At end of period                                                  (17)             -
                                                                      -----------------------

   Investments
      At beginning of period                                                 9              8
      Unrealized gain (loss) on investments (a)                             (1)             1
                                                                      -----------------------
         At end of period                                                    8              9
                                                                      -----------------------

   Derivative Instruments
      At beginning of period                                                (9)            (8)
      Unrealized gain (loss) on derivative instruments (a)                  18             (3)
      Realized gain on derivative instruments (a)                           (8)            (2)
                                                                      -----------------------
         At end of period                                                    1            (13)
                                                                      -----------------------

   Foreign Currency Translation
      At beginning of period                                              (319)          (419)
      Loy Yang sale                                                          -            110
      Other foreign currency translations (a)                                4             (4)
                                                                      -----------------------
         At end of period                                                 (315)          (313)
                                                                      -----------------------

      At end of period                                                    (323)          (317)
---------------------------------------------------------------------------------------------

RETAINED DEFICIT
   At beginning of period                                               (1,734)        (1,844)
   Consolidated net income (loss) (a)                                      152             (6)
   Preferred stock dividends declared                                       (2)            (3)
                                                                      -----------------------
      At end of period                                                  (1,584)        (1,853)
                                                                      -----------------------

TOTAL COMMON STOCKHOLDERS' EQUITY                                     $  2,242       $  1,678
=============================================================================================

(a)  DISCLOSURE OF OTHER COMPREHENSIVE INCOME:
         Minimum Pension Liability
            Minimum pension liability adjustments, net of tax of
               $- and $-, respectively                                $      -       $      -
         Investments
            Unrealized gain (loss) on investments, net of tax
               of $- and $-, respectively                                   (1)             1
         Derivative Instruments
            Unrealized gain (loss) on derivative instruments,
               net of tax of $9 and $5, respectively                        18             (3)
            Realized gain on derivative instruments, net of tax
               of $(6) and $(1), respectively                               (8)            (2)
         Foreign currency translation, net                                   4            106
         Consolidated net income (loss)                                    152             (6)
                                                                      -----------------------

       Total Other Comprehensive Income                               $    165       $     96
                                                                      =======================

   THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-30

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in CMS Energy's Form 10-K for the year ended December 31, 2004. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY: Our subsidiaries and affiliates whose functional currency is not the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. We translate revenue and expense accounts of such subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. The gains


                                     CMS-31

                                                          CMS Energy Corporation

or losses that result from this process are shown in the stockholders' equity section on our Consolidated Balance Sheets. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, are included in determining net income.

Argentina: At March 31, 2005, the net foreign currency loss due to the unfavorable exchange rate of the Argentine peso recorded in the Foreign Currency Translation component of stockholders' equity using an exchange rate of 2.923 pesos per U.S. dollar was $263 million. This amount also reflects the effect of recording, at December 31, 2002, U.S. income taxes on temporary differences between the book and tax bases of foreign investments, including the foreign currency translation associated with our Argentine investments.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. Tests of impairment are performed periodically if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $16.201 billion at March 31, 2005, 59 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                          In Millions
-------------------------------------------------------------------------------------
Three Months Ended March 31                                       2005           2004
-------------------------------------------------------------------------------------
Other income
     Interest and dividends - related parties                     $  2           $  1
     Return on stranded costs                                        1              -
     Electric restructuring return                                   1              2
     Reversal of contingent liability                                3              -
     All other                                                       1              -
-------------------------------------------------------------------------------------

Total other income                                                $  8           $  3
=====================================================================================

                                                                          In Millions
-------------------------------------------------------------------------------------
Three Months Ended March 31                                       2005           2004
-------------------------------------------------------------------------------------
Other expense
     Investment write-down                                        $ (1)          $  -
     Loss on reacquired debt                                        (5)             -
     Civic and political expenditures                               (1)            (1)
     All other                                                       -             (1)
-------------------------------------------------------------------------------------

Total other expense                                               $ (7)          $ (2)
=====================================================================================

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the years presented.


                                     CMS-32

                                                          CMS Energy Corporation

2:  ASSET SALES AND IMPAIRMENT CHARGES

Our continued focus on financial improvement has led to completing asset sales and impairing some assets.

ASSET SALES

Gross cash proceeds received from the sale of assets totaled $21 million for the three months ended March 31, 2005 and $5 million for the three months ended March 31, 2004. The impacts of these sales are included in Gain on assets sales, net in our Consolidated Statements of Income (Loss).

In February 2005, we sold our interest in GVK, a 250 MW gas fired power plant located in South Central India, for $21 million. The gain on the sale was $3 million ($2 million, net of tax).

In February 2004, we sold our interest in Bluewater Pipeline. The gain on the sale of Bluewater pipeline and other various asset sales was $2 million ($2 million, net of tax).

Although much of our asset sales program is complete, we still may sell certain remaining businesses that are not strategic to us.

SUBSEQUENT EVENTS: In April 2005, we sold our investment in the Scudder Latin American Power Fund and received gross cash proceeds of $23 million. The pretax gain on the sale was approximately $2 million.

In April 2005, we received gross cash proceeds of $15 million for the sale of a gas turbine and auxiliary equipment. There was no gain or loss on the sale.

ASSET IMPAIRMENT CHARGES

We record an asset impairment when we determine that the expected future cash flows from an asset would be insufficient to provide for recovery of the asset's carrying value. There were no asset impairments recorded for the three months ended March 31, 2005.

In the first quarter of 2004, an impairment charge of $125 million ($81 million, net of tax) was recorded to recognize the reduction in fair value as a result of the sale of Loy Yang. The impairment included a cumulative net foreign currency translation loss of approximately $110 million. The sale of Loy Yang was completed in April 2004.

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


                                     CMS-33

                                                          CMS Energy Corporation

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, including but not limited to Consumers which, while established, operated and regulated as a separate legal entity and publicly traded company, shares a parallel Board of Directors with CMS Energy. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period running from May 2000 through March 2003. The cases were consolidated into a single lawsuit. The consolidated lawsuit generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, a motion was granted, dismissing Consumers and three of the individual defendants, but the court denied the motions to dismiss for CMS Energy and the 13 remaining individual defendants. Plaintiffs filed a motion for class certification on April 15, 2005. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

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

In December 2003, during the continuing review by the special litigation committee, CMS Energy was served with a derivative complaint filed on behalf of the shareholder in the Circuit Court of Jackson County, Michigan in furtherance of his demands. CMS Energy will defend itself vigorously but cannot predict the outcome of this matter.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases were filed in July 2002 in United States District Court for the Eastern District of Michigan and were later consolidated by the court. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common


                                     CMS-34

                                                          CMS Energy Corporation

Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. In March 2004, the judge granted in part, but denied in part, CMS Energy's motion to dismiss the complaint. CMS Energy, Consumers and a number of individual defendants remain parties. The judge has conditionally granted plaintiffs' motion for class certification. A trial date has not been set, but is expected to be no earlier than mid 2006. CMS Energy and Consumers will defend themselves vigorously in this litigation but cannot predict its outcome.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business. The Commodity Futures Trading Commission filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and the action seeks to enjoin such acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties.

BAY HARBOR: Certain subsidiaries of CMS Energy participated in the development of Bay Harbor, a residential/commercial real estate project on the site of a discontinued cement and quarry operation near Petoskey, Michigan. As part of the development, which went forward under an agreement with the MDEQ, a golf course was constructed over several abandoned cement kiln dust (CKD) piles, left over from the former cement plant operation. Another former CKD area has been converted into a park. Part of the agreement with the MDEQ required the construction of a water collection system to recover seep water from one of the CKD piles. In 2002, CMS Energy sold its interests in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

From January to September 2004, the seep collection system was down for maintenance and/or awaiting permission to restart from the City of Petoskey. In September 2004, the MDEQ issued a notice of noncompliance (NON), after finding high pH-seep water in Lake Michigan adjacent to the project. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

Coincident with the MDEQ inspections, the EPA also assigned an inspector to the site. In November 2004, the EPA issued a Notice of Potential Liability under the Comprehensive Environmental Response, Compensation, and Liability Act, and initiated discussions with the MDEQ, CMS Energy and other parties, toward arriving at a suitable Administrative Order on Consent (AOC) to address problems at Bay Harbor.

In February 2005, the EPA executed an AOC, upon the consent of CMS Land Company and CMS Capital Corp., subsidiaries of Enterprises. Under the AOC, CMS Land Company and CMS Capital Corp. are generally obligated, among other things, to:
(i) engage in measures to restrict access to seep areas, install methods to interrupt the flow of seep water to Lake Michigan, and take other measures as may be required by the EPA under an approved "removal action work plan"; (ii) investigate and study the extent of hazardous substances at the site, evaluate alternatives to address a long-term remedy, and issue a report of the investigation and study; and (iii) within 120 days after EPA approval of the investigation report, enter into an enforceable agreement with the MDEQ to address a long-term remedy under certain criteria set forth in the AOC. CMS Energy has submitted a draft removal action work plan, which is under review by the EPA.

Several parties have issued demand letters to CMS Energy claiming breach of the indemnification provisions, making requests for payment of their expenses related to the NON, and/or claiming damages to property or personal injury with regard to the matter. Several landowners have threatened litigation in


                                     CMS-35

                                                          CMS Energy Corporation

the event their demands are not met. CMS Energy responded to the indemnification claims by stating that it had not breached its indemnity obligations, it will comply with the indemnities, it has restarted the seep water collection facility and it has responded to the NON. CMS Energy has entered into negotiations with several landowners at Bay Harbor for access as necessary to implement remediation measures, and will defend vigorously any property damage and personal injury claim or lawsuits.

Based on preliminary studies, CMS Energy has identified several remediation options. The estimated potential capital and near-term expenditures for these options range from $25 million to $40 million, with continuing yearly operating and maintenance expenses ranging from $0.8 million to $1.6 million. Final remediation and resulting claims against third parties for reimbursement of remediation costs could increase or decrease these amounts. CMS Energy recorded a liability for its obligations associated with this matter in the amount of $45 million, with a resultant charge to its income statement of $29 million, net of deferred income taxes, in the fourth quarter of 2004, reflecting CMS Energy's current best estimate of both the capital and near-term costs as well as the present value of continuing future operating costs.

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

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan Call Regulation requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions included in the capital expenditure estimate include:

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of March 2005, we have incurred $543 million in capital expenditures to comply with these regulations and anticipate that the remaining $272 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent has been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, or swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.


                                     CMS-36

                                                          CMS Energy Corporation

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule advanced the proposed year for nitrogen oxide compliance requirement by one year to 2009. This change will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan Call Regulation, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 at a cost near that of the Selective Catalytic Reduction total cost in order to meet Phase One emission reduction requirements.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions could be significantly less than is required for nitrogen oxide compliance.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. At March 31, 2005, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004 the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge Elimination System (NPDES) Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions (alleged NPDES violations).

The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW), is assessing the duct burner issue and has begun other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed


                                     CMS-37

                                                          CMS Energy Corporation

responses to these MDEQ letters in July and August 2004. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement is likely to involve a fine, but the MDEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, the MCV Partnership management cannot predict the financial impact or outcome of these issues, however, the MCV Partnership believes it has resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

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

The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. The qualifying facilities have also appealed the February 2005 MPSC order in the 2004 PSCR plan case to the Michigan Court of Appeals, and have initiated separate legal actions in federal district court and at the FERC concerning the energy charge calculation issue. We cannot predict the outcome of these appeals and legal actions.

CONSUMERS' ELECTRIC UTILITY RESTRUCTURING MATTERS

ELECTRIC ROA: The revised tariffs approved by the MPSC allow ROA customers, upon as little as 60 days notice to us, to return to our generation service at current tariff rates. However, we may not have capacity available to serve these customers that is sufficient or reasonably priced. As a result, we may be forced to purchase electricity on the spot market at higher prices than we can recover from our customers during the rate cap periods. We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of April 2005, alternative electric suppliers are providing 893 MW of generation supply to ROA customers. This amount represents an increase of 9 percent compared to April 2004, and 12 percent of our distribution load.


                                     CMS-38

                                                          CMS Energy Corporation

ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings.

The following chart summarizes our electric restructuring filings with the MPSC:

----------------------------------------------------------------------------------------------------------------
                      Year(s)         Years           Requested
Proceeding            Filed           Covered         Amount                              Status
----------------------------------------------------------------------------------------------------------------
Stranded Costs        2002-2004       2000-2003       $137 million (a)      The MPSC ruled that we experienced
                                                                            zero Stranded Costs for 2000 through
                                                                            2001. The MPSC approved recovery of
                                                                            $63 million in Stranded Costs for
                                                                            2002 through 2003.

Implementation        1999-2004       1997-2003       $91 million (b)       The MPSC allowed $68 million for the
Costs                                                                       years 1997-2001, plus $20 million
                                                                            for the cost of money through 2003.
                                                                            Implementation cost filings for 2002
                                                                            and 2003 for $8 million, which
                                                                            includes the cost of money through
                                                                            2003, are pending MPSC approval.

Section 10d(4)        2004            2000-2005       $628 million          Filed with the MPSC in October
Regulatory Assets                                                           2004.
================================================================================================================

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


                                     CMS-39

                                                          CMS Energy Corporation

As allowed by the Customer Choice Act, we accrue and defer for recovery a portion of our Section 10d(4) Regulatory Assets. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable. At March 31, 2005, total recorded Section 10d(4) Regulatory Assets were $160 million.

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

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. In April 2005, we filed updated debt and equity information in the electric rate case. This will likely reduce our rate request. The primary reasons for the request are increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. We expect the MPSC staff to file its position in the case in June 2005. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2005 through 2007. As a result, we have recognized an asset of $11 million for unexpired capacity and energy contracts at March 31, 2005. At April 2005, we expect the total premium cost of electric capacity and energy contracts for 2005 to be approximately $6 million.

PSCR: The PSCR process assures recovery of all reasonable and prudent power supply costs that we actually incur. In September 2004, we submitted our 2005 PSCR filing to the MPSC. The proposed PSCR charge would allow us to recover a portion of our power supply costs from commercial and industrial customers and, subject to the overall rate caps, from other customers. In January 2005, we self-implemented the proposed 2005 PSCR charge. The revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In March 2005, we submitted our 2004 PSCR reconciliation filing to the MPSC. We cannot predict the outcome of these PSCR proceedings.

OTHER CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.


                                     CMS-40

                                                          CMS Energy Corporation

In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 11, Consolidation of Variable Interest Entities. Our consolidated retained earnings include undistributed earnings from the MCV Partnership of $303 million at March 31, 2005 and $248 million at March 31, 2004.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate cash underrecoveries of capacity and fixed energy payments as follows:

-----------------------------------------------------------------------------
                                             2005          2006          2007
-----------------------------------------------------------------------------
Estimated cash underrecoveries                $56           $55           $39
=============================================================================

Of the 2005 estimate, we expensed $13 million for the three months ended March 31, 2005.

After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, limiting our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively. Even with the approved RCP, if gas prices do not decline from present levels, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment. There are several factors which could alter significantly our future impairment analyses including, but not limited to, the forward price of natural gas, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit our ownership interest in the MCV Partnership.

The substantial MCV Facility fuel cost savings are first used to offset fully the cost of replacement power. Second, $5 million annually, funded jointly by Consumers and the MCV Partnership, are contributed to our RRP. Remaining savings are split between the MCV Partnership and Consumers. Consumers' direct savings are shared 50 percent with its customers in 2005 and 70 percent in 2006 and beyond. Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. Since the MPSC has excluded these


                                     CMS-41

                                                          CMS Energy Corporation

underrecoveries from the rate making process, we anticipate that our savings from the RCP will not affect our return on equity used in our base rate filings.

In January 2005, Consumers and the MCV Partnership's general partners accepted the terms of the order and implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The decision was appealed to the Michigan Court of Appeals by the City of Midland and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership estimates that the 1997 through 2004 tax year cases will result in a refund to the MCV Partnership of approximately $77 million inclusive of interest. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades on March 31, 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, the estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars.

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

Big Rock: Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $26 million. At this time, we plan to provide the additional amounts needed from our corporate funds and, subsequent to the completion of radiological decommissioning work, seek recovery of such expenditures at the MPSC. We cannot predict how the MPSC will rule on our request.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the costs estimates filed in March 2004, that the existing surcharge for Palisades needed to be increased to $25 million annually, beginning January 1, 2006, and continuing through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. In September 2004, we announced that we would seek a 20-year license renewal for Palisades. In January 2005, we filed a settlement agreement with the MPSC that was agreed to by four of


                                     CMS-42

                                                          CMS Energy Corporation

the six parties involved in the proceeding. The settlement agreement provides for the continuation of the existing $6 million annual decommissioning surcharge through 2011 and for the next periodic review to be filed in March 2007. We are seeking MPSC approval of the contested settlement, but cannot predict the outcome.

In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. Its decision is expected in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At March 31, 2005, we have recorded a liability to the DOE of $142 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims. We filed our complaint in December 2002. On April 29, 2005, the court ruled on various cross-motions for summary judgment previously filed by the DOE and us. The court denied the DOE's motions to dismiss Counts I and II of the complaint and the motion to recover the one-time fee, which is due to be paid by us prior to delivery of the spent nuclear fuel. The court, however, granted the DOE's motion to recoup the one-time fee against any award of damages to us. The court granted our motion for summary judgment on liability and our motion to dismiss the DOE's affirmative defense alleging our failure to satisfy a condition precedent, but the court denied our motion to dismiss the DOE's counterclaim for recoupment. In a related case, a judge in one of many spent nuclear fuel cases now pending in the United States Court of Claims, issued a decision and order suggesting that the Standard Contract between the utilities and the DOE should be held void because of mutual mistake and impossibility of performance and that restitution of all waste fees paid by utilities should be made from the Nuclear Waste Fund. The judge ordered the utility in that case and the DOE to file briefs addressing the court's views and invited any interested party to file an amicus brief. We are currently evaluating our options on the motion rulings in our case as well as the advisability of filing an amicus brief in the related case. If our litigation against the DOE is successful, we plan to use any recoveries to pay the cost of spent nuclear fuel storage until the DOE takes possession as required by law. We can make no assurance that the litigation against the DOE will be successful.

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


                                     CMS-43

                                                          CMS Energy Corporation

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

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. We expect our remaining costs to be between $37 million and $90 million, based on 2003 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and MPSC-approved rates. At March 31, 2005, we have recorded a liability of $37 million, net of $44 million of expenditures incurred to date, and a regulatory asset of $64 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding.

The following table summarizes our GCR reconciliation filing with the MPSC. Additional details related to the proceeding follow the table.

Gas Cost Recovery Reconciliation
----------------------------------------------------------------------------------------------------------------
                                                         Net Over
GCR Year             Date Filed       Order Date         Recovery                       Status
----------------------------------------------------------------------------------------------------------------
2003-2004            June 2004       February 2005      $31 million    The net overrecovery includes $1 million
                                                                       and $5 million GCR net overrecoveries
                                                                       from prior GCR years and interest accrued
                                                                       through March 2004
================================================================================================================


                                     CMS-44

                                                          CMS Energy Corporation

Net overrecoveries included in the table above include refunds that we received from our suppliers, which are required to be refunded to our customers.

GCR year 2003-2004: In February 2005, the MPSC approved a settlement agreement that resulted in a credit to our GCR customers for a $28 million overrecovery, plus $3 million interest, using a roll-in refund methodology. The roll-in methodology incorporates a GCR over/underrecovery in the next GCR plan year.

GCR year 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement. The settlement included a quarterly mechanism for setting a GCR ceiling price. Actual gas costs and revenues will be subject to an annual reconciliation proceeding which will be filed in June 2005.

GCR plan for year 2005-2006: In December 2004, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2005 through March 2006. Our request proposes using a GCR factor consisting of:

     -    a base GCR factor of $6.98 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR factor can be adjusted monthly, provided it remains at or below the current ceiling price. The quarterly adjustment mechanism allows an increase in the GCR ceiling price to reflect a portion of cost increases if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The current ceiling price for 2005 is $7.40 per mcf. Actual gas costs and revenues will be subject to an annual reconciliation proceeding. The Attorney General filed a motion with the MPSC asking the MPSC to establish a temporary factor of $6.98 per mcf and preclude use of a contingent mechanism prior to a final MPSC order. The MPSC denied that request.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed a previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to file an application for new depreciation accrual rates for our natural gas utility plant on, or no earlier than three months prior to, the date we file our next natural gas general rate case. The MPSC also directed us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

In February 2005, we requested a delay in the filing date for the next depreciation case until 150 days after:

     -    the removal cost study is filed, and

     -    the MPSC issues an order in a pending case relating to ARO accounting.

We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.


                                     CMS-45

                                                          CMS Energy Corporation

In March 2005, the MPSC granted our waiver request and accepted our surcharge proposal, but reduced the lead time allowed to prepare and file the depreciation case to 90 days.

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

LEONARD FIELD DISPUTE: CMS Gas Transmission is involved in various disputes related to the Leonard Storage Field in Addison Township, Michigan. The dispute centers around excess odor discharge and untimely removal of certain equipment from the Leonard Facility. CMS Gas Transmission cannot predict the outcome of this matter, and the ultimate consequence of an adverse outcome would be our inability to extract approximately 500,000 mcf of gas remaining in the Leonard Field that has a $1 million book value at March 31, 2005.


                                     CMS-46

                                                          CMS Energy Corporation

CMS ENSENADA CUSTOMER DISPUTE: Pursuant to a long-term power purchase agreement, CMS Ensenada sells power and steam to YPF Repsol at the YPF refinery in La Plata, Argentina. As a result of the so-called "Emergency Laws," payments by YPF Repsol under the power purchase agreement have been converted to pesos at the exchange rate of one U.S. dollar to one Argentine peso. Such payments are currently insufficient to cover CMS Ensenada's operating costs, including quarterly debt service payments to the Overseas Private Investment Corporation
(OPIC). Enterprises is party to a Sponsor Support Agreement pursuant to which Enterprises has guaranteed CMS Ensenada's debt service payments to OPIC up to an amount which is in dispute, but which Enterprises estimates to be approximately $7 million.

The Argentine commercial court granted injunctive relief to CMS Ensenada pursuant to an ex parte action, and such relief will remain in effect until completion of an arbitration on the matter, to be administered by the International Chamber of Commerce.

OTHER: CMS Generation does not currently expect to incur material capital costs at its power facilities for compliance with current U.S. environmental regulatory standards.

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

We have accrued estimated losses for certain contingencies discussed within this Note. Resolution of these contingencies is not expected to have a material adverse impact on our financial position, liquidity, or future results of operations.

4:  FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                   In Millions
------------------------------------------------------------------------------
                                         March 31, 2005      December 31, 2004
------------------------------------------------------------------------------
CMS ENERGY CORPORATION
    Senior notes                                 $2,325                 $2,175
    Other long-term debt                              4                    225
                                                 ------                 ------
         Total - CMS Energy Corporation           2,329                  2,400
                                                 ------                 ------
CONSUMERS ENERGY COMPANY
    First mortgage bonds                          2,850                  2,300
    Senior notes, bank debt and other             1,376                  1,436
    Securitization bonds                            391                    398
                                                 ------                 ------
         Total - Consumers Energy Company         4,617                  4,134
                                                 ------                 ------
ENTERPRISES                                         201                    208
                                                 ------                 ------
TOTAL PRINCIPAL AMOUNTS OUTSTANDING               7,147                  6,742
    Current amounts                                (458)                  (267)
    Net unamortized discount                        (32)                   (31)
------------------------------------------------------------------------------

Total Long-term debt                             $6,657                 $6,444
==============================================================================


                                     CMS-47

                                                          CMS Energy Corporation

FINANCINGS: The following is a summary of significant long-term debt issuances and retirements during the three months ended March 31, 2005:

-------------------------------------------------------------------------------------------------------------------
                                              Principal     Interest Rate      Issue/Retirement
                                             (In millions)       (%)                 Date            Maturity Date
-------------------------------------------------------------------------------------------------------------------
DEBT ISSUANCES:
 CMS ENERGY
  Senior notes                                  $ 150            6.30            January 2005        February 2012
 CONSUMERS
  FMB                                             250            5.15            January 2005        February 2017
  FMB                                             300            5.65             March 2005           April 2020
-------------------------------------------------------------------------------------------------------------------
          Total                                 $ 700
===================================================================================================================
DEBT RETIREMENTS:
 CMS ENERGY
  General term notes                            $ 220          Various           January and            Various
                                                                                February 2005
 CONSUMERS
  Long-term bank debt                              60          Variable          January 2005        November 2006
  Long-term debt - related parties                180            9.25            January 2005        December 2029
  Long-term debt - related parties                 73            8.36           February 2005        December 2015
  Long-term debt - related parties                124            8.20           February 2005        September 2027
-------------------------------------------------------------------------------------------------------------------
          Total                                 $ 657
===================================================================================================================

SUBSEQUENT FINANCING ACTIVITIES: In April 2005, we issued 23 million shares of common stock at a price of $12.25 per share. We realized net proceeds of $272 million. We used the net proceeds and other cash on hand to make a $350 million capital infusion into Consumers on April 15, 2005.

In April 2005, Consumers redeemed $297 million of its 6.25 percent senior notes with proceeds from its $300 million FMBs issued in March 2005. Also in April 2005, Consumers called the remaining $35 million 6.25 percent senior notes. Later in April 2005, Consumers issued $150 million of 5.65 percent Insured Quarterly notes due 2035. Consumers intends to use the net proceeds of $145 million to redeem its 6.50 percent Insured Quarterly notes due 2028. Finally, in April 2005, through the Michigan Strategic Fund, Consumers issued $35 million variable rate limited obligation revenue bonds, due 2035. Consumers will use the proceeds to fund certain solid waste disposal expenditures.

REGULATORY AUTHORIZATION FOR FINANCINGS: On April 26, 2005, the FERC issued an authorization to permit Consumers to issue up to an additional $1.0 billion ($2.0 billion in total) of long-term securities for refinancing or refunding purposes, and up to an additional $1.0 billion ($2.5 billion in total) of long-term securities for general corporate purposes during the period ending June 30, 2006.

Combined with remaining availability from previously issued FERC authorizations, Consumers can now issue up to $1.001 billion of long-term securities for refinancing or refunding purposes, $1.709 billion of long-term securities for general corporate purposes, and $2.435 billion of long-term FMBs to be issued solely as collateral for other long-term securities during the period ending June 30, 2006.


                                     CMS-48

                                                          CMS Energy Corporation

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at March 31, 2005:

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
                                                                                    Outstanding
                                                      Amount of       Amount        Letters-of-       Amount
          Company               Expiration Date       Facility       Borrowed         Credit         Available
--------------------------------------------------------------------------------------------------------------------
CMS Energy                       August 3, 2007        $  300         $    -         $ 105            $ 195
Consumers (a)                                             500              -            16              484
MCV Partnership                 August 27, 2005            50              -             2               48
====================================================================================================================

(a) This facility expires in August 2005 and may be extended annually at Consumers' option to July 31, 2007.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. At March 31, 2005, capital lease obligations totaled $56 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At March 31, 2005, finance lease obligations totaled $288 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. We sold no receivables as of March 31, 2005 and $304 million as of December 31, 2004. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have not recorded a gain or loss on the receivables sold or retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                                         In Millions
--------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                       2005          2004
--------------------------------------------------------------------------------------------------------------------
Net cash flow as a result of accounts receivable financing                                     $  (304)      $  (297)
Collections from customers                                                                     $ 1,605       $ 1,549
====================================================================================================================

DIVIDEND RESTRICTIONS: Our amended and restated $300 million secured revolving credit facility restricts payments of dividends on our common stock during a 12-month period to $75 million, dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

Under the provisions of its articles of incorporation, at March 31, 2005, Consumers had $496 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. For the three months ended March 31, 2005, we received $118 million of common stock dividends from Consumers.


                                     CMS-49

                                                          CMS Energy Corporation

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to some guarantee contracts, such as warranties, derivatives, or guarantees between corporations under common control, although disclosure of these guarantees is required. The disclosure requirements in this Interpretation are effective for interim and annual financial statements issued after December 15, 2002.

The following table describes our guarantees at March 31, 2005:

                                                                                                              In Millions
-------------------------------------------------------------------------------------------------------------------------
                                                    Issue       Expiration     Maximum        Carrying        Recourse
Guarantee Description                               Date           Date       Obligation       Amount       Provision (b)
-------------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and
   other agreements (a)                            Various      Various         $1,201         $ 1           $ -
Standby Letters of Credit                          Various      Various            154           -             -
Surety bonds and other indemnifications            Various      Various             25           -             -
Other guarantees                                   Various      Various            209           -             -
Nuclear insurance retrospective premiums           Various      Various            134           -             -
=========================================================================================================================

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from events such as failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.

(b) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

The following table provides additional information regarding our guarantees:

---------------------------------------------------------------------------------------------------------------------
                                                                                  Events That Would Require
Guarantee Description                     How Guarantee Arose                     Performance
---------------------------------------------------------------------------------------------------------------------
Indemnifications from asset sales and     Stock and asset sales agreements        Findings of misrepresentation,
other agreements                                                                  breach of warranties, and other
                                                                                  specific events or circumstances
---------------------------------------------------------------------------------------------------------------------
Standby letters of credit                 Normal operations of                    Noncompliance with environmental
                                          coal power plants                       regulations and inadequate response
                                                                                  to demands for corrective action
                                          Natural gas transportation              Nonperformance
                                          Self-insurance requirement              Nonperformance
                                          Nuclear plant closure                   Nonperformance
---------------------------------------------------------------------------------------------------------------------
Surety bonds and other indemnifications   Normal operating activity, permits      Nonperformance
                                          and license
---------------------------------------------------------------------------------------------------------------------
Other guarantees                          Normal operating activity               Nonperformance or non-payment by a
                                                                                  subsidiary under a related contract
---------------------------------------------------------------------------------------------------------------------
Nuclear insurance retrospective premiums  Normal operations of nuclear plants     Call by NEIL and Price-Anderson Act
                                                                                  for nuclear incident
---------------------------------------------------------------------------------------------------------------------

We have entered into typical tax indemnity agreements in connection with a variety of transactions including transactions for the sale of subsidiaries and assets, equipment leasing, and financing agreements. These indemnity agreements generally are not limited in amount and, while a maximum amount of exposure cannot be identified, the probability of liability is considered remote.


                                     CMS-50

                                                          CMS Energy Corporation

We have guaranteed payment of obligations through indemnities, surety bonds, and other guarantees of unconsolidated affiliates and related parties of $388 million at March 31, 2005. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with the above obligations.

CONTINGENTLY CONVERTIBLE SECURITIES: In March 2005, the $11.87 trigger price contingency was met for our 4.50 percent contingently convertible preferred stock since the price of our common stock remained at or above the applicable trigger price for 20 of 30 consecutive trading days ending on the last trading day of the calendar quarter. As a result, these securities are convertible at the option of the security holders for the three months ending June 30, 2005. As of April 2005, none of the security holders have notified us of their intention to convert these securities.

5:  EARNINGS PER SHARE

The following table presents the basic and diluted earnings per share computations.

                                            In Millions, Except Per Share Amounts
---------------------------------------------------------------------------------
Three Months Ended March 31                               2005           2004
---------------------------------------------------------------------------------
EARNINGS AVAILABLE TO COMMON STOCK:
  Income (Loss) from Continuing Operations                $152           $(2)
  Less Preferred Dividends                                  (2)           (3)
                                                      ---------------------------
  Income (Loss) from Continuing Operations
          Available to Common Stock - Basic               $150           $(5)
  Add conversion of Trust Preferred
          Securities (net of tax)                            2             - (a)
                                                      ---------------------------
  Income (Loss) from Continuing Operations

          Available to Common Stock - Diluted             $152           $(5)
                                                      ===========================
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
    Average Shares - Basic                               195.3          161.1
    Add conversion of Trust Preferred Securities           4.2              - (a)
    Add dilutive impact of Contingently
            Convertible Securities                         6.1              - (b)
    Add dilutive Stock Options and Warrants                0.7 (c)          - (c)
                                                      ---------------------------
    Average Shares - Diluted                             206.3          161.1
                                                      ===========================

EARNINGS (LOSS) PER AVERAGE COMMON SHARE
  AVAILABLE TO COMMON STOCK
        Basic                                            $0.77         $(0.04)
        Diluted                                          $0.74         $(0.04)
=================================================================================

(a) Due to antidilution, the computation of diluted earnings per share excluded the conversion of our Trust Preferred Securities for the three months ended March 31, 2004. We can revoke the conversion rights if certain conditions are met.

(b) Due to antidilution, computation of diluted earnings per share excluded the impact of our contingently convertible securities for the three months ended March 31, 2004. Our contingently convertible securities have the potential to dilute earnings per share to the extent that the conversion


                                     CMS-51

                                                          CMS Energy Corporation

value exceeds the principal or par value.

(c) Since the exercise price was greater than the average market price of the common stock, options and warrants to purchase 4.1 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005. Due to antidilution, options and warrants to purchase 5.7 million shares of common stock were excluded for the three months ended March 31, 2004.

In April 2005, we issued 23 million shares of our common stock. For additional details, see Note 4, Financings and Capitalization.

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                                 In Millions
----------------------------------------------------------------------------------------------------------------------------
                                                       March 31, 2005                           December 31, 2004
----------------------------------------------------------------------------------------------------------------------------
                                                              Fair    Unrealized                         Fair    Unrealized
                                                Cost         Value   Gain (Loss)           Cost         Value   Gain (Loss)
----------------------------------------------------------------------------------------------------------------------------
Long-term debt,
    including current amounts                 $7,115        $7,371         $(256)        $6,711        $7,052         $(341)
Long-term debt - related parties                 307           281            26            684           653            31

Available-for-sale securities:

  SERP:
      Equity securities                           33            46            13             33            47            14
      Debt securities                             20            20             -             20            20             -
  Nuclear decommissioning investments:
      Equity securities                          134           252           118            136           262           126
      Debt securities                            289           295             6            291           302            11
============================================================================================================================

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


                                     CMS-52

                                                          CMS Energy Corporation

for netting of positive and negative exposures associated with a single counterparty. Based on these policies, our current exposures, and our credit reserves, we do not anticipate a material adverse effect on our financial position or earnings as a result of counterparty nonperformance.

Contracts used to manage market risks may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. The recorded fair value is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. Changes in fair value (that is, gains or losses) are reported in Accumulated other comprehensive loss if the derivative qualifies for cash flow hedge accounting treatment and in earnings if the derivative does not qualify for such treatment.

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

The majority of our contracts are not subject to derivative accounting under SFAS No. 133 because they qualify for the normal purchases and sales exception, or because there is not an active market for the commodity. Certain of our electric capacity and energy contracts are not accounted for as derivatives due to the lack of an active energy market in Michigan and the significant transportation costs that would be incurred to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. Similarly, our coal purchase contracts are not accounted for as derivatives due to the lack of an active market for the coal that we purchase. If active markets for these commodities develop in the future, we may be required to account for these contracts as derivatives, and the resulting mark-to-market impact on earnings could be material to our financial statements.

The MISO began operating the Midwest Energy Market on April 1, 2005, which provides day-ahead and real-time energy market information and centralized dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, after having adequate experience with the Midwest Energy Market, we will reevaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists.


                                     CMS-53

                                                          CMS Energy Corporation

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within MISO's market area. We are presently evaluating whether FTRs qualify as derivative instruments. If they are determined to be derivative instruments, FTRs would be required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair value, with any subsequent changes in fair value recognized in earnings. However, we believe we may be able to offset the earnings impact with a regulatory asset or liability. The Midwest Energy Market was not effective until April 1, 2005. Therefore, FTRs had no value at March 31, 2005.

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk, interest rate risk, and foreign exchange risk. The following table reflects the fair value of all contracts requiring derivative accounting:

                                                                                                                    In Millions
-------------------------------------------------------------------------------------------------------------------------------
                                                           March 31, 2005                           December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                  Fair    Unrealized                        Fair    Unrealized
Derivative Instruments                              Cost         Value   Gain (Loss)          Cost         Value   Gain (Loss)
-------------------------------------------------------------------------------------------------------------------------------
Non-trading:
  Gas contracts                                     $ -          $  -         $   -           $ 2          $  -          $ (2)
  Interest rate risk contracts                        -            (1)           (1)            -            (1)           (1)
  Derivative contracts associated with the
  MCV Partnership:
      Gas fuel contracts                              -           201           201             -            56            56
      Gas fuel futures and swaps                      -           146           146             -            64            64
CMS ERM contracts:
  Non-trading electric / gas contracts                -          (256)         (256)            -          (199)         (199)
  Trading electric / gas contracts                    -           267           267            (4)          201           205
Derivative contracts associated with equity
investments in:
  Shuweihat                                           -           (22)          (22)            -           (25)          (25)
  Taweelah                                          (35)          (20)           15           (35)          (24)           11
  Jorf Lasfar                                         -           (11)          (11)            -           (11)          (11)
===============================================================================================================================

The fair value of our non-trading gas contracts, interest rate risk contracts, and the derivative contracts associated with the MCV Partnership is included in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets. The fair value of the derivative contracts held by CMS ERM is included in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Investments - Enterprises on our Consolidated Balance Sheets.

GAS CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. Unrealized gains and losses associated with these options are reported directly in earnings as part of Other income, and then directly offset in earnings and recorded on the balance sheet as a regulatory asset or liability as part of the GCR process. At March 31, 2005, we held no fixed-priced weather-based gas supply call options and had not sold any fixed-priced gas supply put options.


                                     CMS-54

                                                          CMS Energy Corporation

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

The following table reflects the outstanding floating-to-fixed interest rates swaps:

                                                                     In Millions
--------------------------------------------------------------------------------
Floating to Fixed                           Notional     Maturity         Fair
Interest Rate Swaps                          Amount        Date          Value
--------------------------------------------------------------------------------
March 31, 2005                                   $24    2005-2006          $(1)
December 31, 2004                                 25    2005-2006           (1)
================================================================================

Notional amounts reflect the volume of transactions but do not represent the amount exchanged by the parties to the financial instruments. Accordingly, notional amounts do not necessarily reflect our exposure to credit or market risks. The weighted average interest rate associated with outstanding swaps was approximately 7.4 percent at March 31, 2005 and December 31, 2004.

There was no ineffectiveness associated with any of the interest rate swaps that qualified for hedge accounting treatment. At March 31, 2005, we have recorded an unrealized loss of $1 million, net of tax, in Accumulated other comprehensive loss related to interest rate risk contracts accounted for as cash flow hedges. We expect to reclassify this amount as a decrease to earnings during the next 12 months primarily to offset the variable-rate interest expense on hedged debt.

At March 31, 2005 and December 31, 2004, Shuweihat, Taweelah, and Jorf Lasfar, three of our equity method investees, held interest rate swaps that hedged the risk associated with variable-rate debt. These instruments are not included in this analysis, but can have an impact on financial results. The accounting for these instruments depends on whether they qualify for cash flow hedge accounting treatment. The interest rate swaps held by Taweelah do not qualify as cash flow hedges, and therefore, we record our proportionate share of the change in the fair value of these contracts in Earnings from Equity Method Investees. The remainder of these instruments do qualify as cash flow hedges, and we record our proportionate share of the change in the fair value of these contracts in Accumulated other comprehensive loss.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Gas Fuel Contracts:
The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts were not recognized at fair value on our Consolidated Balance Sheets at March 31, 2005.

The MCV Partnership also held certain long-term gas contracts that did not qualify as normal purchases at March 31, 2005, because these contracts contained volume optionality. In addition, due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed for electric production. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, any changes in the fair value of these financial hedges will no longer be recognized in Other Comprehensive Income, but will be


                                     CMS-55

                                                          CMS Energy Corporation

recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the three months ended March 31, 2005, we recorded a $209 million gain associated with the increase in fair value of these instruments in Fuel costs mark-to-market at MCV on our Consolidated Statements of Income (Loss). The majority of this gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011. For further details on the RCP, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

Gas Fuel Futures and Swaps: The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements. At March 31, 2005, the MCV Partnership held gas fuel futures and swaps.

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

There was no ineffectiveness associated with any of the gas contracts that qualified for hedge accounting treatment. At March 31, 2005, we have recorded a cumulative net gain of $27 million, net of tax, in Accumulated other comprehensive loss relating to our proportionate share of the contracts held by the MCV Partnership that qualify as cash flow hedges. This balance represents natural gas futures, options, and swaps with maturities ranging from April 2005 to December 2009, of which $6 million of this gain is expected to be reclassified as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases. In addition, for the three months ended March 31, 2005, we recorded a net gain of $11 million in earnings from hedging activities related to natural gas requirements for the MCV Facility operations.

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


                                     CMS-56

                                                          CMS Energy Corporation

of Operating Revenue in the period in which the changes occur. Gains and losses on trading contracts are recorded net in accordance with EITF Issue No. 02-03. Contracts that do not meet the definition of a derivative are accounted for as executory contracts (i.e., on an accrual basis).

FOREIGN EXCHANGE DERIVATIVES: We may use forward exchange and option contracts to hedge certain receivables, payables, long-term debt, and equity value relating to our investments in foreign operations. The purpose of our foreign currency hedging activities is to protect the company from the risk associated with adverse changes in currency exchange rates that could affect cash flow materially. These contracts would limit the risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on assets and liabilities being hedged. At March 31, 2005 and December 31, 2004, we had no outstanding foreign exchange contracts.

The impact of hedges on our investments in foreign operations is reflected in Accumulated other comprehensive loss as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the investments on which the hedges were taken. At March 31, 2005, the total foreign currency translation adjustment was a net loss of $315 million, which included a net hedging loss of $26 million, net of tax, related to settled contracts.

At March 31, 2005, both Shuweihat and Taweelah, two of our equity method investees, held foreign exchange contracts that hedged the foreign currency risk associated with payments to be made under operating and maintenance service agreements. The contract held by Shuweihat qualified as a cash flow hedge, and therefore, we record our proportionate share of the change in fair value of the contract in Accumulated other comprehensive loss. The contract held by Taweelah, also held at December 31, 2004, did not qualify as a cash flow hedge. As such, we record our proportionate share of the change in the fair value of the contract in Earnings from Equity Method Investees.

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

Pension Plan: The Pension Plan includes funds for all of our employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan's assets are not distinguishable by company.

OPEB: We adopted SFAS No. 106, effective as of the beginning of 1992. Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.


                                     CMS-57

                                                          CMS Energy Corporation

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy, which is tax exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. We believe our plan is actuarially equivalent to Medicare Part D.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                            In Millions
-------------------------------------------------------------------------------------------------------
                                                                Pension                    OPEB
Three Months Ended March 31                                 2005         2004         2005         2004
-------------------------------------------------------------------------------------------------------
Service cost                                                 $10          $10           $6           $5
Interest expense                                              19           18           16           15
Expected return on plan assets                               (25)         (27)         (14)         (12)
Plan amendments                                                -            -            -            -
Amortization of:
   Net loss                                                    7            3            4            2
   Prior service cost                                          1            1           (2)          (3)
                                                           --------------------------------------------
Net periodic pension and postretirement benefit cost         $12           $5          $10           $7
=======================================================================================================

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months ended March 31, 2005 was less than $1 million.

8:  ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives. For our regulated utility, as required by SFAS No. 71, we account for the implementation of this standard by recording regulatory assets and liabilities instead of a cumulative effect of a change in accounting principle.

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


                                     CMS-58

                                                          CMS Energy Corporation

ARO liabilities for Palisades and Big Rock are based on decommissioning studies that largely utilize third-party cost estimates.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

March 31, 2005                                                                                            In Millions
---------------------------------------------------------------------------------------------------------------------
                                                    In Service                                                  Trust
ARO Description                                     Date          Long Lived Assets                              Fund
---------------------------------------------------------------------------------------------------------------------
Palisades-decommission plant site                   1972          Palisades nuclear plant                        $518
Big Rock-decommission plant site                    1962          Big Rock nuclear plant                           43
JHCampbell intake/discharge water line              1980          Plant intake/discharge water line                 -
Closure of coal ash disposal areas                  Various       Generating plants coal ash areas                  -
Closure of wells at gas storage fields              Various       Gas storage fields                                -
Indoor gas services equipment relocations           Various       Gas meters located inside structures              -
Natural gas-fired power plant                       1997          Gas fueled power plant                            -
Close gas treating plant and gas wells              Various       Gas transmission and storage                      -
=====================================================================================================================

                                                                                                                  In Millions
-----------------------------------------------------------------------------------------------------------------------------
                                                       ARO                                                                ARO
                                                 Liability                                          Cash flow       Liability
ARO Description                                   12/31/04   Incurred    Settled      Accretion     Revisions         3/31/05
-----------------------------------------------------------------------------------------------------------------------------
Palisades-decommission                                $350         $-         $-             $6           $-          $356
Big Rock-decommission                                   30          -         (8)             4            -            26
JHCampbell intake line                                   -          -          -              -            -             -
Coal ash disposal areas                                 54          -         (1)             1            -            54
Wells at gas storage fields                              1          -          -              -            -             1
Indoor gas services relocations                          1          -          -              -            -             1
Natural gas-fired power plant                            1          -          -              -            -             1
Close gas treating plant and gas wells                   2          -          -              -            -             2
                                                 ----------------------------------------------------------------------------

Total                                                 $439         $-        $(9)           $11           $-          $441
=============================================================================================================================

On October 14, 2004, the MPSC issued a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and their accounting and ratemaking issues. Utilities responded to the Order in March 2005; MPSC Staff and intervenor filings are due in May 2005. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities.


                                     CMS-59

                                                          CMS Energy Corporation

9:  EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting in accordance with APB Opinion No. 18. Net income from these investments included undistributed earnings of $2 million for the three months ended March 31, 2005 and $6 million for the three months ended March 31, 2004.

The most significant of these investments are:

     -    our 50 percent interest in Jorf Lasfar, and

     -    our 40 percent interest in Taweelah.

Summarized financial information for these equity method investments is as follows:

Income Statement Data

                                                                     In Millions
--------------------------------------------------------------------------------

Three Months Ended March 31, 2005              Jorf Lasfar              Taweelah
--------------------------------------------------------------------------------
Operating revenue                                   $ 130                  $ 24
Operating expenses                                     83                     4
                                        ---------------------------------------
Operating income                                       47                    20
Other expense, net                                     14                     1
                                        ---------------------------------------
Net income                                           $ 33                  $ 19
================================================================================

                                                                     In Millions
--------------------------------------------------------------------------------

Three Months Ended March 31, 2004              Jorf Lasfar              Taweelah
--------------------------------------------------------------------------------
Operating revenue                                   $ 110                 $  22
Operating expenses                                     65                    10
                                        ---------------------------------------
Operating income                                       45                    12
Other expense, net                                     15                    25
                                        ---------------------------------------
Net income                                           $ 30                 $ (13)
================================================================================


                                     CMS-60

                                                          CMS Energy Corporation

10:  REPORTABLE SEGMENTS

Our reportable segments consist of business units organized and managed by their products and services. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.

The "Other" segment includes corporate interest and other, discontinued operations, and the cumulative effect of accounting changes. The following table shows our financial information by reportable segment:

                                                                                  In Millions
---------------------------------------------------------------------------------------------
Three Months Ended March 31                                        2005                  2004
---------------------------------------------------------------------------------------------
Operating Revenues
  Electric utility                                                 $628                  $630
  Gas utility                                                       992                   905
  Enterprises                                                       225                   219
                                                        -------------------------------------
                                                                 $1,845                $1,754
=============================================================================================
Net Income (Loss) Available to Common Stockholders
  Electric utility                                                  $33                   $48
  Gas utility                                                        58                    56
  Enterprises                                                       105                   (60)
  Other                                                             (46)                  (53)
                                                        -------------------------------------
                                                                   $150                   $(9)
=============================================================================================

                                                                                  In Millions
---------------------------------------------------------------------------------------------
                                                         March 31, 2005     December 31, 2004
---------------------------------------------------------------------------------------------
Total Assets
  Electric utility (a)                                           $7,498                $7,289
  Gas utility (a)                                                 2,856                 3,187
  Enterprises                                                     5,088                 4,980
  Other                                                             759                   416
                                                        -------------------------------------
                                                                $16,201               $15,872
=============================================================================================

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

11:  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. The FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $584 million at March 31, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.411 billion at March 31, 2005. The creditors of these partnerships do not have recourse to the general credit of CMS Energy.

We are the primary beneficiary of three other variable interest entities. We have 50 percent partnership


                                     CMS-61

                                                          CMS Energy Corporation

interest in the T.E.S. Filer City Station Limited Partnership, the Grayling Generating Station Limited Partnership, and the Genesee Power Station Limited Partnership. Additionally, we have operating and management contracts and are the primary purchaser of power from each partnership through long-term power purchase agreements. Collectively, these interests make us the primary beneficiary as defined by the Interpretation. Therefore, we consolidated these partnerships into our consolidated financial statements for all periods presented. These partnerships have third-party obligations totaling $112 million at March 31, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $161 million at March 31, 2005. Other than outstanding letters of credit and guarantees of $5 million, the creditors of these partnerships do not have recourse to the general credit of CMS Energy.

Additionally, we hold interests in variable interest entities in which we are not the primary beneficiary. The following chart details our involvement in these entities at March 31, 2005:

-----------------------------------------------------------------------------------------------------------------------------
Name                                                                    Investment       Operating               Total
(Ownership           Nature of the                     Involvement      Balance          Agreement with          Generating
Interest)            Entity            Country         Date             (In Millions)    CMS Energy              Capacity
-----------------------------------------------------------------------------------------------------------------------------
Taweelah                               United Arab
(40%)                Generator         Emirates             1999            $ 72               Yes                   777 MW

                     Generator -
Jubail (25%)         Under             Saudi
                     Construction      Arabia               2001            $  -               Yes                   250 MW

Shuweihat                              United Arab
(20%)                Generator         Emirates             2001            $ 47               Yes                 1,500 MW
-----------------------------------------------------------------------------------------------------------------------------

Total                                                                       $119                                   2,527 MW
=============================================================================================================================

Our maximum exposure to loss through our interests in these variable interest entities is limited to our investment balance of $119 million, and letters of credit, guarantees, and indemnities relating to Taweelah and Shuweihat totaling $84 million.

12:  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

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


                                     CMS-62

                                                          CMS Energy Corporation

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

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as adjustments to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.


                                     CMS-63

                                                          CMS Energy Corporation









                      (This page intentionally left blank)

















                                     CMS-64

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In this MD&A, Consumers Energy, which includes Consumers Energy Company and all of its subsidiaries, is at times referred to in the first person as "we," "our" or "us." This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers Energy's Form 10-K for the year ended December 31, 2004.

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

Despite strong financial and operational performance, we face important challenges in the future. As a result of Michigan's Customer Choice Act, which allows alternative electric suppliers to sell electric power directly to our customers, we have lost industrial and commercial customers. As of April 2005, we have lost 893 MW, or 12 percent, of our electric load to these alternative electric suppliers. Based on current trends, we predict total load loss by the end of 2005 to be in the range of 925 MW to 1,000 MW. However, no assurance can be made that the actual load loss will fall within that range.

Another important challenge relates to the economics of the MCV Partnership. The MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively. In 2005, the MPSC issued an order approving the RCP to change the way the facility is used. The purpose of the RCP is to conserve natural gas through a change in the dispatch of the MCV Facility and thereby improve the financial performance

                                                        Consumers Energy Company


of the MCV Partnership without increased costs to customers.

We are focused on growing the equity base of our company and refinancing our debt to reduce interest rate costs. In 2005, we retired higher-interest rate debt through the use of proceeds from the issuance of $550 million of FMBs. We also received cash contributions from CMS Energy of $550 million. These efforts, and others, are designed to lead us to be a strong, reliable utility company that will be poised to take advantage of opportunities for further growth.

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

      - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

      - potentially adverse regulatory treatment and/or regulatory lag concerning a number of significant questions presently before the MPSC including:

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

            - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

            - power supply and natural gas supply costs when oil prices and other fuel prices are rapidly increasing,

            - timely recognition in rates of additional equity investments in Consumers, and

            - adequate and timely recovery of additional electric and gas rate-based expenditures,

                                                        Consumers Energy Company


      - the impact of adverse natural gas prices on the MCV Partnership investment, and regulatory decisions that limit our recovery of capacity and fixed energy payments,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

      - energy markets, including the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      - potential adverse impacts of the new MISO Midwest Energy Market upon power supply and transmission costs,

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

                                                        Consumers Energy Company


      - other business or investment considerations that may be disclosed from time to time in Consumers' or CMS Energy's SEC filings, or in other publicly issued written documents, and

      - other uncertainties that are difficult to predict, and many of which are beyond our control.

For additional information regarding these and other uncertainties, see Note 2, Contingencies.

RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                     In Millions
--------------------------------------------------------------------------------
March 31                                           2005        2004      Change
--------------------------------------------------------------------------------
Net Income Available to Common Stockholder
    Electric                                       $ 33        $ 48        $(15)
    Gas                                              58          56           2
    Other (Includes MCV Partnership interest)        66           -          66
--------------------------------------------------------------------------------

Three months ended                                 $157        $104        $ 53
================================================================================

2005 COMPARED TO 2004: For the three months ended March 31, 2005, our net income available to the common stockholder increased $53 million versus the same period in 2004. The $53 million increase in net income available to the common stockholder reflects:

      - a $63 million increase in earnings from our ownership interest in the MCV Partnership primarily due to the increase in fair value of certain long-term gas contracts and financial hedges (the MPSC's approval of the RCP resulted in the MCV Partnership recognizing the increase in the fair value of additional gas contracts beginning January 2005), and

      - a $10 million increase in gas utility earnings due to the MPSC's October 2004 final gas rate order.

These increases in net income available to the common stockholder were offset partially by reductions to net income available to the common stockholder from:

      - a $17 million increase in operating expenses due primarily to higher depreciation and amortization expense, higher pension and benefit expense, and higher underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP, and

      - a $6 million underrecovery of power supply revenue primarily due to non-recoverable power supply costs related to capped customers.

For additional details, see "Electric Utility Results of Operations" and "Gas Utility Results of Operations" within this section and Note 2, Contingencies. For additional details regarding the increase in fair value of certain of the MCV Partnership's long-term gas contracts, see the "Critical Accounting Policies-Accounting for Financial and Derivative Instruments and Market Risk Information-Derivative Instruments" section within this MD&A.

                                                        Consumers Energy Company


ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                  In Millions
---------------------------------------------------------------------------------------------
March 31                                                            2005     2004      Change
---------------------------------------------------------------------------------------------
Three months ended                                                  $33      $48       $(15)
=============================================================================================

Reasons for the change:

Electric deliveries                                                                    $  4
Power supply costs and related revenue                                                   (9)
Other operating expenses, other income and non-commodity revenue                        (22)
Regulatory return on capital expenditures                                                 7
General taxes                                                                            (3)
Income taxes                                                                              8
                                                                    ------------------------

Total change                                                                           $ (15)
=============================================================================================

ELECTRIC DELIVERIES: Electric deliveries decreased 0.4 billion kWh or 4.2 percent in the first quarter of 2005 compared to 2004. Despite decreased electric deliveries, electric delivery revenue increased due to increased surcharge revenue, offset partially by reduced electric delivery revenue from customers choosing alternative electric suppliers.

On July 1, 2004, Consumers started collecting a surcharge related to the recovery of costs incurred in the transition to customer choice. This surcharge increased electric delivery revenue by $5 million. Surcharge revenue related to the recovery of security costs and stranded costs increased electric delivery revenue by an additional $3 million.

POWER SUPPLY COSTS AND RELATED REVENUE: In the first quarter of 2005, our recovery of power supply costs was capped for the residential class. Pretax underrecoveries of $9 million are primarily due to power supply-related costs exceeding power supply-related revenue recovered from capped customers. Power supply-related costs increased in 2005 primarily due to higher priced purchased power necessary to replace the generation loss from an outage at our Palisades nuclear generating plant and increased coal costs versus the same period in 2004.

OTHER OPERATING EXPENSES, OTHER INCOME, AND NON-COMMODITY REVENUE: In the first quarter of 2005, other operating expenses increased $24 million and non-commodity revenue increased $2 million versus the same period in 2004 primarily due to higher transmission services revenue.

The increase in other operating expenses reflects higher depreciation and amortization expense, higher pension and benefit expense, and higher underrecovery expense related to the MCV PPA, offset partially by our direct savings from the RCP. Depreciation and amortization expense increased $12 million due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense increased $6 million primarily due to higher plan expenses. Benefit expense also reflects the reinstatement of the matching contribution to our 401(k) plan.

                                                        Consumers Energy Company


In 1992, a liability was established for estimated future underrecoveries of power supply costs under the MCV PPA. In 2004, a portion of the cash underrecoveries continued to reduce this liability until its depletion in December. In 2005, all cash underrecoveries are expensed directly to income. Consequently, the cost associated with the MCV PPA cash underrecoveries increased operating expense $6 million in the first quarter of 2005 versus the same period in 2004. Partially offsetting this increased operating expense was the savings from the RCP approved by the MPSC in January 2005.

The RCP allows us to dispatch the MCV Facility on the basis of natural gas prices, which will reduce MCV Facility's annual production of electricity and, as a result, reduce the MCV Facility's consumption of natural gas. The MCV Facility's fuel cost savings are first used to offset the cost of replacement power and fund a renewable energy program. Remaining savings are split between us and the MCV Partnership. Our direct savings are shared 50 percent with customers in 2005 and 70 percent thereafter. Our direct savings, after allocating a portion to customers, was $3 million in the first quarter of 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: In the first quarter of 2005, the return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act increased income by $7 million versus the same period in 2004.

GENERAL TAXES: In the first quarter of 2005, general taxes increased from the same period in 2004 primarily due to higher MSBT expense.

INCOME TAXES: In the first quarter of 2005, income taxes decreased versus the same period in 2004 primarily due to lower earnings by the electric utility.

GAS UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
---------------------------------------------------------------------------------
March 31                                                  2005    2004    Change
---------------------------------------------------------------------------------
Three months ended                                        $58     $56      $2
---------------------------------------------------------------------------------

Reasons for the change:
Gas deliveries                                                               $(3)
Gas rate increase                                                             16
Gas wholesale and retail services and other gas revenue                       (2)
Operation and maintenance                                                     (5)
Depreciation and other deductions                                             (1)
Fixed charges                                                                 (2)
Income taxes                                                                  (1)
                                                                  ---------------

Total change                                                                 $ 2
=================================================================================

GAS DELIVERIES: In the first quarter 2005 versus the same period in 2004, lower gas delivery revenues reflect decreased deliveries to our residential, commercial, and industrial customers. Gas deliveries, including miscellaneous transportation to end-use customers, decreased 3.4 bcf or 2.3 percent.

GAS RATE INCREASE: In December 2003, the MPSC issued an interim gas rate order authorizing a $19 million annual increase to gas tariff rates. In October 2004, the MPSC issued a final order authorizing an annual increase of $58 million through a two-year surcharge. As a result of these orders, first quarter

                                                        Consumers Energy Company


2005 pretax earnings increased $16 million compared to the same period in 2004.

GAS WHOLESALE AND RETAIL SERVICES AND OTHER GAS REVENUE: The decrease in gas wholesale and retail services and other gas revenue relates primarily to decreases in certain miscellaneous transportation and storage revenue.

OPERATION AND MAINTENANCE: In the first quarter 2005 versus the same period in 2004, operation and maintenance expenses increased primarily due to increases in benefit costs and additional expenditures on safety, reliability, and customer service.

DEPRECIATION AND OTHER DEDUCTIONS: In the first quarter 2005 versus the same period in 2004, depreciation expense increased due to higher plant in service. Increased other deductions reflect the recognition of expense associated with the early retirement of debt in January 2005.

FIXED CHARGES: In the first quarter 2005 versus the same period in 2004, fixed charges increased due to higher average debt levels, offset partially by a 28 basis point reduction in the average interest rate.

INCOME TAXES: In the first quarter of 2005, income taxes increased versus the same period in 2004 primarily due to higher earnings by the gas utility.

CRITICAL ACCOUNTING POLICIES

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

CONTINGENCIES: We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that the occurrence of loss is probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No. 5. We consider many factors in making these assessments, including history and the specifics of each matter. The most significant of these contingencies are our electric and gas environmental estimates, and the potential underrecoveries from our power purchase contract with the MCV Partnership, all of which are discussed in the "Outlook" section included in this MD&A.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. There have been no material changes to the accounting for financial instruments since the year ended December 31, 2004. For details on financial instruments, see Note 4, Financial and Derivative Instruments.

                                                        Consumers Energy Company


DERIVATIVE INSTRUMENTS: We use SFAS No. 133 to account for derivatives. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2004.

The MISO began operating the Midwest Energy Market on April 1, 2005, which provides day-ahead and real-time energy market information and centralized dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, after having adequate experience with the Midwest Energy Market, we will reevaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists. If an active market develops in the future, we may be required to account for certain electric purchases and sales contracts as derivatives, and the resulting mark-to-market impact on earnings could be material to our financial statements.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within MISO's market area. We are presently evaluating whether FTRs qualify as derivative instruments. If they are determined to be derivative instruments, FTRs would be required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair value, with any subsequent changes in fair value recognized in earnings. However, we believe we may be able to offset the earnings impact with a regulatory asset or liability. The Midwest Energy Market was not effective until April 1, 2005. Therefore, FTRs had no value at March 31, 2005.

The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts are not recognized at fair value on our Consolidated Balance Sheets. Due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed as fuel for electric production. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, any changes in the fair value of these financial hedges will no longer be recognized in Other Comprehensive Income, but will be recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the three months ended March 31, 2005, we recorded a $209 million gain associated with the increase in fair value of these instruments on our Consolidated Statements of Income. The majority of this gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011.

To determine the fair value of our derivative contracts, we use a combination of quoted market prices, prices obtained from external sources, such as brokers, and mathematical valuation models. Valuation models require various inputs, including forward prices, strike prices, volatilities, interest rates, and maturity dates. Changes in forward prices or volatilities could change significantly the calculated fair value of certain contracts. At March 31, 2005, we assumed market-based interest rates ranging between 2.87 percent and 4.83 percent (depending on the term of the contract) and monthly volatility rates ranging between 25 percent and 40 percent to calculate the fair value of the gas fuel derivative contracts with volume optionality held by the MCV Partnership.

                                                        Consumers Energy Company


MARKET RISK INFORMATION: The following is an update of our risk sensitivities since the year ended December 31, 2004. These risk sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our derivative contracts and other financial instruments based upon a hypothetical 10 percent adverse change in market rates or prices. Changes in excess of the amounts shown in the sensitivity analyses could occur if market rates or prices exceed the 10 percent shift used for the analyses.

INTEREST RATE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market interest rates):

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Variable-rate financing - before tax annual earnings exposure              $  1                 $  2
Fixed-rate financing - potential loss in fair value (a)                     151                  138
====================================================================================================

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

COMMODITY PRICE RISK SENSITIVITY ANALYSIS (assuming a 10 percent adverse change in market prices):

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Potential reduction in fair value:
Gas supply option contracts                                                 $ -                  $ 1
Derivative contracts associated with the MCV Partnership:
  Gas fuel contracts (a)                                                     42                   17
  Gas fuel futures and swaps                                                 47                   41
====================================================================================================

(a) The increased potential reduction in fair value for the MCV Partnership's gas fuel contracts is due to an increased number of contracts accounted for as derivatives. This is a result of the implementation of the RCP, at which time the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases and must now be accounted for as derivatives.

INVESTMENT SECURITIES PRICE RISK SENSITIVITY ANALYSIS

                                                                                         In Millions
----------------------------------------------------------------------------------------------------
                                                                 March 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------
Potential reduction in fair value of
  available-for-sale equity securities (a)(b)                               $ 5                  $ 5
====================================================================================================

(a) Primarily SERP Investments.

(b) Assumes a 10 percent adverse change in market prices.

We maintain trust funds, as required by the NRC, which may only be used to fund certain costs of nuclear plant decommissioning. At March 31, 2005 and December 31, 2004, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through our electric rates, fluctuations in equity prices or interest rates do not affect consolidated earnings or cash flows.

                                                        Consumers Energy Company


For additional details on market risk and derivative activities, see Note 4, Financial and Derivative Instruments.

OTHER

Other accounting policies that are important to an understanding of our results of operations and financial condition include:

      -     accounting for the effects of industry regulation,

      -     accounting for pension and OPEB,

      -     accounting for asset retirement obligations,

      -     accounting for nuclear decommissioning costs, and

      -     accounting for related party transactions.

There have been no material changes to these accounting policies since the year ended December 31, 2004.

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

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2005, $540 million consolidated cash was on hand, which includes $22 million of restricted cash and $140 million from the entities consolidated pursuant to FASB Interpretation No. 46. For additional details, see Note 8, Consolidation of Variable Interest Entities.

SUMMARY OF CASH FLOWS:

                                                                     In Millions
--------------------------------------------------------------------------------
Three Months Ended March 31                                    2005         2004
--------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                                       $ 321        $ 263
   Investing activities                                        (152)        (112)
                                                           ---------------------
Net cash provided by operating and investing activities         169          151
   Financing activities                                         178          (88)
                                                           ---------------------
Net Increase in Cash and Cash Equivalents                     $ 347         $ 63
================================================================================

                                                        Consumers Energy Company


OPERATING ACTIVITIES: For the three months ended March 31, 2005, net cash provided by operating activities increased $58 million versus the same period in 2004 due to decreases in inventory from gas sales at higher prices and other timing differences.

INVESTING ACTIVITIES: For the three months ended March 31, 2005, net cash used in investing activities increased $40 million versus the same period in 2004 due to an increase in capital expenditures of $35 million.

FINANCING ACTIVITIES: For the three months ended March 31, 2005, net cash provided by financing activities increased $266 million versus the same period in 2004 primarily due to an increase in net proceeds from borrowings of $106 million and a $200 million stockholder's contribution from the parent.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

SUBSEQUENT FINANCING ACTIVITIES: In April 2005, we redeemed $297 million of our
6.25 percent senior notes with proceeds from our $300 million FMBs issued in March 2005. Also in April 2005, we called the remaining $35 million 6.25 percent senior notes. Later in April 2005, we issued $150 million of 5.65 percent Insured Quarterly notes due 2035. We intend to use the net proceeds of $145 million to redeem our 6.50 percent Insured Quarterly notes due 2028. Finally, in April 2005, through the Michigan Strategic Fund, we issued $35 million variable rate limited obligation revenue bonds, due 2035. We will use the proceeds to fund certain solid waste disposal expenditures.

In April 2005, we received a $350 million capital contribution from our parent company.

OBLIGATIONS AND COMMITMENTS

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: There have been no material changes in off-balance sheet arrangements since the year ended December 31, 2004. For details on guarantee arrangements, see Note 3, Financings and Capitalization, "FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: In 2005, we project electric deliveries to grow almost three percent. This short-term outlook for 2005 assumes a stronger economy than in 2004 and normal weather conditions throughout the year.

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

                                                        Consumers Energy Company


POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We are currently planning for a reserve margin of approximately 11 percent for summer 2005, or supply resources equal to 111 percent of projected summer peak load. Of the 2005 supply resources target of 111 percent, we expect to meet approximately 101 percent from our electric generating plants and long-term power purchase contracts, and approximately 10 percent from short-term contracts, options for physical deliveries, and other agreements. We have purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2005 through 2007. As a result, we have recognized an asset of $11 million for unexpired capacity and energy contracts at March 31, 2005.

TRANSMISSION MARKET DEVELOPMENT: The MISO began operating the Midwest Energy Market on April 1, 2005, which includes a day-ahead and real-time energy market and centralized dispatch for market participants. We are a participant in this energy market. These changes are anticipated to ensure that load requirements in the region are met reliably and efficiently, to better manage congestion on the grid, and to centralize dispatch of generation throughout the region. The MISO is now responsible for the reliability and economic dispatch in the entire MISO area, which includes 12 states and Manitoba, as well as our service territory. We are presently evaluating what financial impact, if any, these changes are having on our operations.

RENEWABLE RESOURCES PROGRAM: In January 2005, in collaboration with the MPSC, we established a renewable resources program. Under the RRP, we will purchase energy from approved renewable sources, which include solar, wind, geothermal, biomass, and hydroelectric. Customers will be able to participate in the RRP in accordance with tariffs approved by the MPSC. The MPSC has authorized recovery of costs for the RRP by establishing a fund that consists of an annual contribution from savings generated by the RCP, a surcharge imposed by the MPSC, and contributions from customers. In February 2005, the Attorney General filed appeals of the MPSC orders providing funding for the RRP in the Michigan Court of Appeals.

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. In April 2005, we filed updated debt and equity information in the electric rate case. This will likely reduce our rate request. The primary reasons for the request are increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. We expect the MPSC staff to file its position in the case in June 2005. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

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

                                                        Consumers Energy Company


Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan Call Regulation requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions included in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of March 2005, we have incurred $543 million in capital expenditures to comply with these regulations and anticipate that the remaining $272 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent has been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, or swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule advanced the proposed year for nitrogen oxide compliance requirement by one year to 2009. This change will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan Call Regulation, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 at a cost near that of the Selective Catalytic Reduction total cost in order to meet Phase One emission reduction requirements.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions could be significantly less than is required for nitrogen oxide compliance.

Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, however, none have yet been enacted. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any such rules.

To the extent that greenhouse gas emission reduction rules come into effect, such mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sectors. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of and engage in the greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

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

For additional details on electric environmental matters, see Note 2, Contingencies, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. As of April 2005, alternative electric suppliers are providing 893 MW of generation supply to ROA customers. This amount represents an increase of 9 percent compared to April 2004, and 12 percent of our distribution load. Several customers have notified us of their intent to return to our service after a notification period ending between June 2005 and July 2005. We estimate that between 70 MW and 100 MW will return to our service. Based on this and other current trends, we predict that total load loss by the end of 2005 will be in the range of 925 MW to 1,000 MW. However, no assurance can be made that the actual load loss will fall within that range.

Legislative Actions: In July 2004, several bills were introduced in the Michigan Senate that could change Michigan's Customer Choice Act. This legislation was not enacted before the end of the 2003-2004 legislative session. In March 2005, one of the bills, proposing a service charge to fund the Low Income and Energy Efficiency Fund, was reintroduced. We anticipate that legislation relating to the Customer Choice Act and other energy issues may be introduced in the 2005-2006 legislative session. We cannot predict the content or outcome of any such legislative actions.

Implementation Costs: Applications for recovery of $7 million of implementation costs for 2002 and $1 million for 2003 are pending MPSC approval. In September 2004, the ALJ issued a Proposal for Decision recommending full recovery of these costs. In parallel with these cost recovery efforts at the MPSC, we are also pursuing an appeal of a FERC order denying recovery of costs incurred in the development of the Alliance RTO. Although we believe these implementation costs are fully recoverable in accordance with the Customer Choice Act, we cannot predict the amount, if any, the MPSC or the FERC will approve as recoverable.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 2, Contingencies, "Electric Restructuring Matters," and "Electric Rate Matters."

OTHER ELECTRIC BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate that cash underrecoveries of capacity and fixed energy payments will aggregate $150 million from 2005 through 2007. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

                                                        Consumers Energy Company


      - reduce cash flow to the MCV Partnership, which could have an adverse effect on our investment, and

      -     eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively. Even with the approved RCP, if gas prices do not decline from present levels, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment. There are several factors which could alter significantly our future impairment analyses including, but not limited to, the forward price of natural gas, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Big Rock: Dismantlement of plant systems is essentially complete and demolition of the remaining plant structures has begun. The restoration project is on schedule to return approximately 530 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use in mid-2006. An additional 30 acres, the area where seven transportable dry casks loaded with spent nuclear fuel and an eighth cask loaded with high-level radioactive waste material are stored, we would expect to be returned to a natural state within two years from the date the DOE begins removing the spent nuclear fuel from Big Rock.

Palisades: In March 2005, the NRC completed its end-of-cycle plant performance assessment of Palisades, which covered the calendar year 2004. The NRC determined that Palisades was operated in a manner that preserved public health and safety and met all of the NRC's specific "cornerstone objectives." As of March 2005, all inspection findings were classified as having very low safety significance and all performance indicators show performance at a level requiring no additional oversight. Based on the plant's performance, only regularly scheduled inspections are planned through September 2006.

The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite storage pool capacity. We are using dry casks for temporary onsite storage. As of March 2005, we have loaded 22 dry casks with spent nuclear fuel. For additional information on disposal of spent nuclear fuel, see Note 2, Contingencies, "Other Electric Contingencies - Nuclear Matters."

Palisades' current license from the NRC expires in 2011. In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. Its decision is expected in 2007.

                                                        Consumers Energy Company


Palisades, like many other nuclear plants, has experienced cracking in reactor head nozzle penetrations. Repairs to two nozzles were made in 2004. We have authorized the purchase of a replacement reactor vessel closure head. The replacement head is being manufactured and is scheduled to be installed in 2007. The replacement head nozzles will be manufactured from materials less susceptible to cracking and should minimize inspection and repair costs after replacement.

Spent nuclear fuel complaint: In March 2003, the Michigan Environmental Council, the Public Interest Research Group in Michigan, and the Michigan Consumer Federation filed a complaint with the MPSC, which was served on us by the MPSC in April 2003. The complaint asks the MPSC to initiate a generic investigation and contested case to review all facts and issues concerning costs associated with spent nuclear fuel storage and disposal. The complaint seeks a variety of relief with respect to Consumers, Detroit Edison, Indiana & Michigan Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Service Corporation. The complaint states that amounts collected from customers for spent nuclear fuel storage and disposal should be placed in an independent trust. The complaint also asks the MPSC to take additional actions. In May 2003, Consumers and other named utilities each filed motions to dismiss the complaint. In February 2004, an MPSC ALJ recommended that the complaint be dismissed. We are unable to predict the outcome of this matter.

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

      -     changes in gas commodity prices.

GAS BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our financial results and conditions. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 2, Contingencies, "Gas Contingencies - Gas Environmental Matters."

GAS TITLE TRACKING FEES AND SERVICES: There has been no material change in the Gas Title Tracking Fees and Services matter since the year ended December 31, 2004.

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding. For additional details on gas cost recovery, see Note 2, Contingencies, "Gas Rate Matters - Gas Cost Recovery."

                                                        Consumers Energy Company


2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed a previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to file an application for new depreciation accrual rates for our natural gas utility plant on, or no earlier than three months prior to, the date we file our next natural gas general rate case. The MPSC also directed us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

In February 2005, we requested a delay in the filing date for the next depreciation case until 150 days after:

      -     the removal cost study is filed, and

      - the MPSC issues an order in a pending case relating to ARO accounting.

We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

In March 2005, the MPSC granted our waiver request and accepted our surcharge proposal, but reduced the lead time allowed to prepare and file the depreciation case to 90 days.

OTHER OUTLOOK

COLLECTIVE BARGAINING AGREEMENTS: Approximately 46 percent of our employees are represented by the Utility Workers Union of America. The Union represents Consumers' operating, maintenance, and construction employees and our call center employees. The collective bargaining agreement with the Union for our operating, maintenance, and construction employees will expire on June 1, 2005. In April 2005, a new tentative Operating, Maintenance, and Construction Agreement was reached between the Utility Workers Union of America and Consumers. The Union membership has voted to ratify this agreement. The collective bargaining agreement with the Union for our call center employees will expire on August l, 2005.

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

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

                                                        Consumers Energy Company


This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as adjustments to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.

                                                        Consumers Energy Company



                      (This page intentionally left blank)

                            CONSUMERS ENERGY COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
MARCH 31                                                                        2005          2004
--------------------------------------------------------------------------------------------------
                                                                                       In Millions
OPERATING REVENUE                                                           $  1,632      $  1,547

OPERATING EXPENSES
   Fuel for electric generation                                                  154           160
   Fuel costs mark-to-market at MCV                                             (209)           (6)
   Purchased and interchange power                                                64            50
   Purchased power - related parties                                              17            16
   Cost of gas sold                                                              740           661
   Cost of gas sold - related parties                                              -             3
   Other operating expenses                                                      188           171
   Maintenance                                                                    52            50
   Depreciation, depletion and amortization                                      145           133
   General taxes                                                                  65            62
                                                                            ----------------------
                                                                               1,216         1,300
--------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                 416           247

OTHER INCOME (DEDUCTIONS)
   Accretion expense                                                               -            (1)
   Interest and dividends                                                          5             3
   Regulatory return on capital expenditures                                      16             9
   Other income                                                                    4             2
   Other expense                                                                  (6)           (1)
                                                                            ----------------------
                                                                                  19            12
--------------------------------------------------------------------------------------------------
INTEREST CHARGES
   Interest on long-term debt                                                     72            73
   Interest on long-term debt - related parties                                    7            11
   Other interest                                                                  2             3
   Capitalized interest                                                           (1)           (2)
                                                                            ----------------------
                                                                                  80            85
--------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                355           174

MINORITY INTERESTS                                                               111            10
                                                                            ----------------------

INCOME BEFORE INCOME TAXES                                                       244           164

INCOME TAX EXPENSE                                                                87            59
                                                                            ----------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                157           105

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR RETIREMENT BENEFITS,
   NET OF $- TAX BENEFIT IN 2004                                                   -            (1)
                                                                            ----------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                  $    157      $    104
==================================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
MARCH 31                                                                            2005            2004
--------------------------------------------------------------------------------------------------------
                                                                                             In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    157        $    104
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation, depletion and amortization (includes nuclear
         decommissioning of $1 per period)                                           145             133
       Regulatory return on capital expenditures                                     (16)             (9)
       Minority interest                                                             111              10
       Fuel costs mark-to-market at MCV                                             (209)             (6)
       Capital lease and other amortization                                            8               7
       Cumulative effect of change in accounting                                       -               1
       Changes in assets and liabilities:
         Increase in accounts receivable and accrued revenue                        (325)           (337)
         Decrease in inventories                                                     401             337
         Decrease in accounts payable                                                 (8)            (39)
         Increase in accrued expenses                                                (46)            (37)
         Deferred income taxes and investment tax credit                              63              52
         Decrease in other current and non-current assets                             74              42
         Increase (decrease) in other current and non-current liabilities            (34)              5
                                                                                ------------------------
       Net cash provided by operating activities                                $    321        $    263
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)             $   (145)       $   (110)
  Cost to retire property                                                            (27)            (18)
  Restricted cash on hand                                                             (1)             (1)
  Investments in Electric Restructuring Implementation Plan                           (1)             (2)
  Investments in nuclear decommissioning trust funds                                  (1)             (1)
  Proceeds from nuclear decommissioning trust funds                                    7              20
  Proceeds from short-term investments                                               145               -
  Purchase of short-term investments                                                (141)              -
  Maturity of MCV restricted investment securities held-to-maturity                  126             115
  Purchase of MCV restricted investment securities held-to-maturity                 (126)           (115)
  Other investing                                                                     12               -
                                                                                ------------------------
       Net cash used in investing activities                                    $   (152)       $   (112)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                      $    550        $      -
  Retirement of long-term debt                                                      (444)             (7)
  Payment of common stock dividends                                                 (118)            (78)
  Payment of capital and finance lease obligations                                    (3)             (3)
  Stockholder's contribution                                                         200               -
  Other financing                                                                     (7)              -
                                                                                ------------------------
       Net cash provided by (used in) financing activities                      $    178        $    (88)
--------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                       $    347        $     63

Cash and Cash Equivalents from Effect of Revised FASB
  Interpretation No. 46 Consolidation                                                  -             174

Cash and Cash Equivalents, Beginning of Period                                       171              46
                                                                                ------------------------

Cash and Cash Equivalents, End of Period                                        $    518        $    283
========================================================================================================

                            CONSUMERS ENERGY COMPANY
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                              MARCH 31
                                                                                        2005    DECEMBER 31
                                                                                 (UNAUDITED)           2004
-----------------------------------------------------------------------------------------------------------
                                                                                                In Millions
PLANT AND PROPERTY (AT COST)
   Electric                                                                       $  8,007         $  7,967
   Gas                                                                               3,010            2,995
   Other                                                                             2,522            2,523
                                                                                  -------------------------
                                                                                    13,539           13,485
   Less accumulated depreciation, depletion and amortization                         5,733            5,665
                                                                                  -------------------------
                                                                                     7,806            7,820
   Construction work-in-progress                                                       426              353
                                                                                  -------------------------
                                                                                     8,232            8,173
-----------------------------------------------------------------------------------------------------------

INVESTMENTS
   Stock of affiliates                                                                  30               25
   Other                                                                                 7               19
                                                                                  -------------------------
                                                                                        37               44
-----------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market                        518              171
   Short-term investments at cost, which approximates market                             -                4
   Restricted cash                                                                      22               21
   Accounts receivable, notes receivable and accrued revenue, less allowances
     of $10 and $10, respectively                                                      702              374
   Accounts receivable - related parties                                                12               18
   Inventories at average cost
     Gas in underground storage                                                        463              855
     Materials and supplies                                                             68               67
     Generating plant fuel stock                                                        56               66
   Deferred property taxes                                                             161              165
   Regulatory assets - postretirement benefits                                          19               19
   Derivative instruments                                                              253               96
   Other                                                                                48               95
                                                                                  -------------------------
                                                                                     2,322            1,951
-----------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
   Regulatory Assets
     Securitized costs                                                                 593              604
     Additional minimum pension                                                        371              372
     Postretirement benefits                                                           133              139
     Abandoned Midland Project                                                          10               10
     Other                                                                             586              552
   Nuclear decommissioning trust funds                                                 561              575
   Other                                                                               435              391
                                                                                  -------------------------
                                                                                     2,689            2,643
                                                                                  -------------------------

TOTAL ASSETS                                                                      $ 13,280         $ 12,811
===========================================================================================================

STOCKHOLDER'S EQUITY AND LIABILITIES

                                                                  MARCH 31
                                                                      2005   DECEMBER 31
                                                               (UNAUDITED)          2004
----------------------------------------------------------------------------------------
                                                                             In Millions
CAPITALIZATION
   Common stockholder's equity
   Common stock, authorized 125.0 shares; outstanding
     84.1 shares for all periods                                $    841     $       841
   Paid-in capital                                                 1,132             932
   Accumulated other comprehensive income                             40              31
   Retained earnings since December 31, 1992                         647             608
                                                                ------------------------
                                                                   2,660           2,412

   Preferred stock                                                    44              44

   Long-term debt                                                  4,185           4,000
   Long-term debt - related parties                                  129             326
   Non-current portion of capital leases and finance lease
     obligations                                                     315             315
                                                                ------------------------
                                                                   7,333           7,097
----------------------------------------------------------------------------------------

MINORITY INTERESTS                                                   777             657
----------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt, capital leases and
     finance leases                                                  444             147
   Current portion of long-term debt - related parties                 -             180
   Accounts payable                                                  261             267
   Accounts payable - related parties                                 12              14
   Accrued interest                                                   64              83
   Accrued taxes                                                     234             254
   Deferred income taxes                                              32              20
   Other                                                             188             238
                                                                ------------------------
                                                                   1,235           1,203
----------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Deferred income taxes                                           1,404           1,350
   Regulatory Liabilities
     Regulatory liabilities for cost of removal                    1,070           1,044
     Income taxes, net                                               360             357
     Other                                                           169             173
   Postretirement benefits                                           213             207
   Asset retirement obligations                                      438             436
   Deferred investment tax credit                                     78              79
   Other                                                             203             208
                                                                ------------------------
                                                                   3,935           3,854
----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, and 4)

TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES                      $ 13,280     $    12,811
========================================================================================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
MARCH 31                                                                     2005              2004
---------------------------------------------------------------------------------------------------
                                                                                        In Millions

COMMON STOCK
   At beginning and end of period (a)                                    $    841          $    841
---------------------------------------------------------------------------------------------------

OTHER PAID-IN CAPITAL
   At beginning of period                                                     932               682
   Stockholder's contribution                                                 200                 -
                                                                         --------------------------
     At end of period                                                       1,132               682
                                                                         --------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
     At beginning and end of period                                            (1)                -
                                                                         --------------------------

   Investments
     At beginning of period                                                    12                 9
     Unrealized gain on investments (b)                                         3                 1
                                                                         --------------------------
     At end of period                                                          15                10
                                                                         --------------------------

   Derivative Instruments
     At beginning of period                                                    20                 8
     Unrealized gain on derivative instruments (b)                             16                 9
     Realized gain on derivative instruments (b)                              (10)               (2)
                                                                         --------------------------
     At end of period                                                          26                15
---------------------------------------------------------------------------------------------------

Total Accumulated Other Comprehensive Income                                   40                25
---------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   At beginning of period                                                     608               521
   Net income                                                                 157               104
   Cash dividends declared - Common Stock                                    (118)              (78)
                                                                         --------------------------
      At end of period                                                        647               547
---------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKHOLDER'S EQUITY                                        $  2,660          $  2,095
===================================================================================================

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Other Comprehensive Income:
    Investments
      Unrealized gain on investments, net of tax of
         $2, and $-, respectively                                        $      3          $      1
    Derivative Instruments
      Unrealized gain on derivative instruments, net of tax
          of $9, and $4, respectively                                          16                 9
      Realized gain on derivative instruments, net of tax
         of $(6), and $(1), respectively                                      (10)               (2)
    Net income                                                                157               104
                                                                         --------------------------

     Total Other Comprehensive Income                                    $    166          $    112
                                                                         ==========================

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                        Consumers Energy Company



                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Consumers' Form 10-K for the year ended December 31, 2004. Due to the seasonal nature of Consumers' operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

                                                        Consumers Energy Company


OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                     In Millions
--------------------------------------------------------------------------------
Three Months Ended March 31                                   2005          2004
--------------------------------------------------------------------------------
Other income
  Electric restructuring return                               $  1          $  2
  Return on stranded costs                                       1             -
  Gain on stock                                                  1             -
  All other                                                      1             -
--------------------------------------------------------------------------------

Total other income                                            $  4          $  2
================================================================================

                                                                     In Millions
--------------------------------------------------------------------------------
Three Months Ended March 31                                   2005          2004
--------------------------------------------------------------------------------
Other expense
  Loss on reacquired debt                                     $ (5)         $  -
  Civic and political expenditures                              (1)           (1)
--------------------------------------------------------------------------------

Total other expense                                           $ (6)         $ (1)
================================================================================

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

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies.

                                                        Consumers Energy Company


SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, including but not limited to Consumers which, while established, operated and regulated as a separate legal entity and publicly traded company, shares a parallel Board of Directors with CMS Energy. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period running from May 2000 through March 2003. The cases were consolidated into a single lawsuit. The consolidated lawsuit generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, a motion was granted, dismissing Consumers and three of the individual defendants, but the court denied the motions to dismiss for CMS Energy and the 13 remaining individual defendants. Plaintiffs filed a motion for class certification on April 15, 2005. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases were filed in July 2002 in United States District Court for the Eastern District of Michigan and were later consolidated by the court. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. In March 2004, the judge granted in part, but denied in part, CMS Energy's motion to dismiss the complaint. CMS Energy, Consumers and a number of individual defendants remain parties. The judge has conditionally granted plaintiffs' motion for class certification. A trial date has not been set, but is expected to be no earlier than mid 2006. CMS Energy and Consumers will defend themselves vigorously in this litigation but cannot predict its outcome.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan Call Regulation requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $815 million. The key assumptions included in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     allowance for funds used during construction (AFUDC) rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.3 percent. As of March 2005, we have incurred $543 million in capital expenditures to comply with these regulations and anticipate that the remaining $272 million of capital expenditures will be made between 2005 and 2011. These expenditures include installing selective catalytic reduction

                                                        Consumers Energy Company


technology at four of our coal-fired electric plants. In addition to modifying the coal-fired electric plants, we expect to utilize nitrogen oxide emissions allowances for years 2005 through 2009, of which 90 percent has been purchased. The cost of the allowances is estimated to average $8 million per year for 2005-2006. The estimated costs are based on the average cost of the purchased, allocated, or swapped allowances. The need for allowances will decrease after year 2006 with the installation of selective catalytic control technology. The cost of the allowances is accounted for as inventory. The allowance inventory is expensed as the coal-fired electric generating units emit nitrogen oxide.

The EPA recently adopted a Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of sulfur dioxide by 71 percent and nitrogen oxides by 63 percent by 2015. The final rule advanced the proposed year for nitrogen oxide compliance requirement by one year to 2009. This change will require that we run our Selective Catalytic Reduction units year round beginning in 2009 and may require that we purchase additional nitrogen oxide credits beginning in 2009. In addition to the selective catalytic reduction control technology installed to meet the Nitrogen Oxide State Implementation Plan Call Regulation, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 at a cost near that of the Selective Catalytic Reduction total cost in order to meet Phase One emission reduction requirements.

In March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric power plants by 2010 and further reductions by 2018. While the industry has not reached a consensus on the technical methods for curtailing mercury emissions, our capital and operating costs for mercury emissions reductions could be significantly less than is required for nitrogen oxide compliance.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking modification permits from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on past experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $9 million. At March 31, 2005, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at the Ludington Pumped Storage facility. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004 the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004, the MDEQ, Water Division, issued the MCV Facility a Notice Letter asserting the MCV Facility violated its National Pollutant Discharge

                                                        Consumers Energy Company


Elimination System (NPDES) Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions (alleged NPDES violations).

The MCV Partnership has declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduces the generation capability of the MCV Facility by approximately 100 MW), is assessing the duct burner issue and has begun other corrective action to address the MDEQ's assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. The MCV Partnership disagrees with certain of the MDEQ's assertions. The MCV Partnership filed responses to these MDEQ letters in July and August 2004. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership regarding the alleged violations of the MCV Facility's PTI. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). The MDEQ and the MCV Partnership are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove the MCV Partnership from the HPVL. Any such settlement is likely to involve a fine, but the MDEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, the MCV Partnership management cannot predict the financial impact or outcome of these issues, however, the MCV Partnership believes it has resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

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

The eight plaintiff qualifying facilities have appealed the dismissal of the circuit court case to the Michigan Court of Appeals. The qualifying facilities have also appealed the February 2005 MPSC order in the 2004 PSCR plan case to the Michigan Court of Appeals, and have initiated separate legal actions in federal district court and at the FERC concerning the energy charge calculation issue. We cannot predict the outcome of these appeals and legal actions.

ELECTRIC RESTRUCTURING MATTERS

ELECTRIC ROA: The revised tariffs approved by the MPSC allow ROA customers, upon as little as 60 days notice to us, to return to our generation service at current tariff rates. However, we may not have capacity available to serve these customers that is sufficient or reasonably priced. As a result, we may be forced to purchase electricity on the spot market at higher prices than we can recover from our customers during the rate cap periods. We cannot predict the total amount of electric supply load that may be lost to alternative electric suppliers. As of April 2005, alternative electric suppliers are providing 893 MW of generation supply to ROA customers. This amount represents an increase of 9 percent compared to April 2004, and 12 percent of our distribution load.

                                                        Consumers Energy Company


ELECTRIC RESTRUCTURING PROCEEDINGS: Below is a discussion of our electric restructuring proceedings.

The following chart summarizes our electric restructuring filings with the MPSC:

----------------------------------------------------------------------------------------------
                   Year(s)      Years         Requested
Proceeding         Filed        Covered       Amount                      Status
----------------------------------------------------------------------------------------------
Stranded Costs     2002-2004    2000-2003     $137 million (a)  The MPSC ruled that we
                                                                experienced zero Stranded
                                                                Costs for 2000 through 2001.
                                                                The MPSC approved recovery of
                                                                $63 million in Stranded Costs
                                                                for 2002 through 2003.

Implementation     1999-2004    1997-2003     $91 million (b)   The MPSC allowed $68 million
Costs                                                           for the years 1997-2001, plus
                                                                $20 million for the cost of
                                                                money through 2003.
                                                                Implementation cost filings
                                                                for 2002 and 2003 for $8
                                                                million, which includes the
                                                                cost of money through 2003,
                                                                are pending MPSC approval.

Section 10d(4)     2004         2000-2005     $628 million      Filed with the MPSC in October
Regulatory Assets                                               2004.
==============================================================================================

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

                                                        Consumers Energy Company


As allowed by the Customer Choice Act, we accrue and defer for recovery a portion of our Section 10d(4) Regulatory Assets. In March 2005, the MPSC Staff filed testimony recommending the MPSC approve recovery of approximately $323 million in Section 10d(4) costs. However, we may have the opportunity to recover certain costs included in our application alternatively in other cases pending before the MPSC. We cannot predict the amount, if any, the MPSC will approve as recoverable. At March 31, 2005, total recorded Section 10d(4) Regulatory Assets were $160 million.

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

ELECTRIC RATE MATTERS

ELECTRIC RATE CASE: In December 2004, we filed an application with the MPSC to increase our retail electric base rates. The electric rate case filing requests an annual increase in revenues of approximately $320 million. In April 2005, we filed updated debt and equity information in the electric rate case. This will likely reduce our rate request. The primary reasons for the request are increased system maintenance and improvement costs, Clean Air Act-related expenditures, and employee pension costs. We expect the MPSC staff to file its position in the case in June 2005. We expect a final order from the MPSC in late 2005. If approved as requested, the rate increase would go into effect in January 2006 and would apply to all retail electric customers. We cannot predict the amount or timing of the rate increase, if any, which the MPSC will approve.

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts partially covering the estimated reserve margin requirements for 2005 through 2007. As a result, we have recognized an asset of $11 million for unexpired capacity and energy contracts at March 31, 2005. At April 2005, we expect the total premium cost of electric capacity and energy contracts for 2005 to be approximately $6 million.

PSCR: The PSCR process assures recovery of all reasonable and prudent power supply costs that we actually incur. In September 2004, we submitted our 2005 PSCR filing to the MPSC. The proposed PSCR charge would allow us to recover a portion of our power supply costs from commercial and industrial customers and, subject to the overall rate caps, from other customers. In January 2005, we self-implemented the proposed 2005 PSCR charge. The revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In March 2005, we submitted our 2004 PSCR reconciliation filing to the MPSC. We cannot predict the outcome of these PSCR proceedings.

OTHER ELECTRIC CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

                                                        Consumers Energy Company


In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with Revised FASB Interpretation No. 46. For additional details, see Note 8, Consolidation of Variable Interest Entities. Our consolidated retained earnings include undistributed earnings from the MCV Partnership of $303 million at March 31, 2005 and $248 million at March 31, 2004.

The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate cash underrecoveries of capacity and fixed energy payments as follows:

--------------------------------------------------------------------------------
                                                2005          2006          2007
--------------------------------------------------------------------------------
Estimated cash underrecoveries                   $56           $55           $39
================================================================================

Of the 2005 estimate, we expensed $13 million for the three months ended March 31, 2005.

After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amount that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the earnings of the MCV Partnership and the value of our investment in the MCV Partnership.

Further, under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Because natural gas prices have increased substantially in recent years and the price the MCV Partnership can charge us for energy has not, the MCV Partnership's financial performance has been impacted negatively. Even with the approved RCP, if gas prices do not decline from present levels, the economics of operating the MCV Facility may be adverse enough to require us to recognize an impairment. There are several factors which could alter significantly our future impairment analyses including, but not limited to, the forward price of natural gas, energy payments to the MCV Partnership, which are based on the cost of coal burned at our coal plants, and any reduction in payments to the MCV Partnership subsequent to September 15, 2007 due to underrecovery of contract costs by Consumers from its customers as a result of past or future actions by the MPSC.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility will benefit our ownership interest in the MCV Partnership.

The substantial MCV Facility fuel cost savings are first used to offset fully the cost of replacement power. Second, $5 million annually, funded jointly by Consumers and the MCV Partnership, are contributed to our RRP. Remaining savings are split between the MCV Partnership and Consumers. Consumers' direct savings are shared 50 percent with its customers in 2005 and 70 percent in 2006 and beyond. Consumers' direct savings from the RCP, after allocating a portion to customers, are used to

                                                        Consumers Energy Company


offset our capacity and fixed energy underrecoveries expense. Since the MPSC has excluded these underrecoveries from the rate making process, we anticipate that our savings from the RCP will not affect our return on equity used in our base rate filings.

In January 2005, Consumers and the MCV Partnership's general partners accepted the terms of the order and implemented the RCP. The underlying agreement for the RCP between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order. The Attorney General also filed an appeal with the Michigan Court of Appeals. We cannot predict the outcome of these matters.

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The decision was appealed to the Michigan Court of Appeals by the City of Midland, and the MCV Partnership has filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2004. The MCV Partnership estimates that the 1997 through 2004 tax year cases will result in a refund to the MCV Partnership of approximately $77 million inclusive of interest. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades on March 31, 2004. Excluding additional costs for spent nuclear fuel storage, due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, the estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars.

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

BIG ROCK: Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are currently projecting that the level of funds provided by the trust for Big Rock will fall short of the amount needed to complete the decommissioning by $26 million. At this time, we plan to provide the additional amounts needed from our corporate funds and, subsequent to the completion of radiological decommissioning work, seek recovery of such expenditures at the MPSC. We cannot predict how the MPSC will rule on our request.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the costs estimates filed in March 2004, that the existing surcharge for Palisades needed to be increased to $25 million annually, beginning January 1, 2006, and continuing through 2011, our current license expiration date. In June 2004, we filed an application with the MPSC seeking approval to increase the surcharge for recovery of decommissioning costs related to Palisades beginning in 2006. In September 2004, we announced that we would seek a 20-year license renewal for

                                                        Consumers Energy Company


Palisades. In January 2005, we filed a settlement agreement with the MPSC that was agreed to by four of the six parties involved in the proceeding. The settlement agreement provides for the continuation of the existing $6 million annual decommissioning surcharge through 2011 and for the next periodic review to be filed in March 2007. We are seeking MPSC approval of the contested settlement, but cannot predict the outcome.

In March 2005, NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. The NRC typically takes 22-30 months to review a license renewal application. Its decision is expected in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At March 31, 2005, we have recorded a liability to the DOE of $142 million, including interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims. We filed our complaint in December 2002. On April 29, 2005, the court ruled on various cross-motions for summary judgment previously filed by the DOE and us. The court denied the DOE's motions to dismiss Counts I and II of the complaint and the motion to recover the one-time fee, which is due to be paid by us prior to delivery of the spent nuclear fuel. The court, however, granted the DOE's motion to recoup the one-time fee against any award of damages to us. The court granted our motion for summary judgment on liability and our motion to dismiss the DOE's affirmative defense alleging our failure to satisfy a condition precedent, but the court denied our motion to dismiss the DOE's counterclaim for recoupment. In a related case, a judge in one of many spent nuclear fuel cases now pending in the United States Court of Claims, issued a decision and order suggesting that the Standard Contract between the utilities and the DOE should be held void because of mutual mistake and impossibility of performance and that restitution of all waste fees paid by utilities should be made from the Nuclear Waste Fund. The judge ordered the utility in that case and the DOE to file briefs addressing the court's views and invited any interested party to file an amicus brief. We are currently evaluating our options on the motion rulings in our case as well as the advisability of filing an amicus brief in the related case. If our litigation against the DOE is successful, we plan to use any recoveries to pay the cost of spent nuclear fuel storage until the DOE takes possession as required by law. We can make no assurance that the litigation against the DOE will be successful.

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

At Palisades, we maintain nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. The United States Congress enacted the Price-

                                                        Consumers Energy Company


Anderson Act to provide financial liability protection for those parties who may be liable for a nuclear accident or incident. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $10 million.

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

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. We expect our remaining costs to be between $37 million and $90 million, based on 2003 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through insurance proceeds and MPSC-approved rates. At March 31, 2005, we have recorded a liability of $37 million, net of $45 million of expenditures incurred to date, and a regulatory asset of $64 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

GAS RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs for prudency in an annual reconciliation proceeding.

The following table summarizes our GCR reconciliation filing with the MPSC. Additional details related to the proceeding follow the table.

Gas Cost Recovery Reconciliation
-------------------------------------------------------------------------------------
                                         Net Over
GCR Year   Date Filed    Order Date      Recovery                Status
-------------------------------------------------------------------------------------
2003-2004   June 2004   February 2005   $31 million    The net overrecovery includes
                                                       $1 million and $5 million GCR
                                                       net overrecoveries from prior
                                                       GCR years and interest accrued
                                                       through March 2004
=====================================================================================

                                                        Consumers Energy Company


Net overrecoveries included in the table above include refunds that we received from our suppliers, which are required to be refunded to our customers.

GCR year 2003-2004: In February 2005, the MPSC approved a settlement agreement that resulted in a credit to our GCR customers for a $28 million overrecovery, plus $3 million interest, using a roll-in refund methodology. The roll-in methodology incorporates a GCR over/underrecovery in the next GCR plan year.

GCR year 2004-2005: In December 2003, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2004 through March 2005. In June 2004, the MPSC issued a final Order in our GCR plan approving a settlement. The settlement included a quarterly mechanism for setting a GCR ceiling price. Actual gas costs and revenues will be subject to an annual reconciliation proceeding which will be filed in June 2005.

GCR plan for year 2005-2006: In December 2004, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2005 through March 2006. Our request proposes using a GCR factor consisting of:

      -     a base GCR factor of $6.98 per mcf, plus

      - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR factor can be adjusted monthly, provided it remains at or below the current ceiling price. The quarterly adjustment mechanism allows an increase in the GCR ceiling price to reflect a portion of cost increases if the average NYMEX price for a specified period is greater than that used in calculating the base GCR factor. The current ceiling price for 2005 is $7.40 per mcf. Actual gas costs and revenues will be subject to an annual reconciliation proceeding. The Attorney General filed a motion with the MPSC asking the MPSC to establish a temporary factor of $6.98 per mcf and preclude use of a contingent mechanism prior to a final MPSC order. The MPSC denied that request.

2001 GAS DEPRECIATION CASE: In December 2003, we filed an update to our gas utility plant depreciation case originally filed in June 2001. On December 18, 2003, the MPSC ordered an annual $34 million reduction in our depreciation expense and related taxes in an interim rate order issued in our 2003 gas rate case.

In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which reaffirmed a previously ordered $34 million reduction in our depreciation expense. The October 2004 order also required us to file an application for new depreciation accrual rates for our natural gas utility plant on, or no earlier than three months prior to, the date we file our next natural gas general rate case. The MPSC also directed us to undertake a study to determine why our removal costs are in excess of those of other regulated Michigan natural gas utilities and file a report with the MPSC Staff on or before December 31, 2005.

In February 2005, we requested a delay in the filing date for the next depreciation case until 150 days after:

      -     the removal cost study is filed, and

      - the MPSC issues an order in a pending case relating to ARO accounting.

                                                        Consumers Energy Company


We proposed to incorporate the results of the gas depreciation case into gas general rates using a surcharge mechanism if the depreciation case order was not issued concurrently with a gas general rate case order.

In March 2005, the MPSC granted our waiver request and accepted our surcharge proposal, but reduced the lead time allowed to prepare and file the depreciation case to 90 days.

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

3:  FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                                                                        In Millions
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             March 31, 2005       December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
First mortgage bonds                                                                                $ 2,850                 $ 2,300
Senior notes, bank debt and other                                                                     1,376                   1,436
Securitization bonds                                                                                    391                     398
                                                                                             --------------       -----------------
  Principal amounts outstanding                                                                       4,617                   4,134
    Current amounts                                                                                    (414)                   (118)
    Net unamortized discount                                                                            (18)                    (16)
-----------------------------------------------------------------------------------------------------------------------------------

Total Long-term debt                                                                                $ 4,185                 $ 4,000
===================================================================================================================================

FINANCINGS: The following is a summary of significant long-term debt issuances and retirements during the three months ended March 31, 2005:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Principal      Interest Rate    Issue/Retirement
                                                                (In millions)        (%)               Date          Maturity Date
-----------------------------------------------------------------------------------------------------------------------------------
DEBT ISSUANCES
  FMB                                                               $ 250            5.15          January 2005      February 2017
  FMB                                                                 300            5.65           March 2005         April 2020
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                                         $ 550
===================================================================================================================================
DEBT RETIREMENTS
  Long-term bank debt                                               $  60          Variable       January 2005       November 2006
  Long-term debt - related parties                                    180            9.25         January 2005       December 2029
  Long-term debt - related parties                                     73            8.36         February 2005      December 2015
  Long-term debt - related parties                                    124            8.20         February 2005      September 2027
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                                         $ 437
===================================================================================================================================

                                                        Consumers Energy Company


SUBSEQUENT FINANCING ACTIVITIES: In April 2005, we redeemed $297 million of our
6.25 percent senior notes with proceeds from our $300 million FMBs issued in March 2005. Also in April 2005, we called the remaining $35 million 6.25 percent senior notes. Later in April 2005, we issued $150 million of 5.65 percent Insured Quarterly notes due 2035. We intend to use the net proceeds of $145 million to redeem our 6.50 percent Insured Quarterly notes due 2028. Finally, in April 2005, through the Michigan Strategic Fund, we issued $35 million variable rate limited obligation revenue bonds, due 2035. We will use the proceeds to fund certain solid waste disposal expenditures.

In April 2005, we received a $350 million capital contribution from our parent company.

REGULATORY AUTHORIZATION FOR FINANCINGS: On April 26, 2005, the FERC issued an authorization to permit us to issue up to an additional $1.0 billion ($2.0 billion in total) of long-term securities for refinancing or refunding purposes, and up to an additional $1.0 billion ($2.5 billion in total) of long-term securities for general corporate purposes during the period ending June 30, 2006.

Combined with remaining availability from previously issued FERC authorizations, we can now issue up to $1.001 billion of long-term securities for refinancing or refunding purposes, $1.709 billion of long-term securities for general corporate purposes, and $2.435 billion of long-term FMBs to be issued solely as collateral for other long-term securities during the period ending June 30, 2006.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at March 31, 2005:

                                                                            In Millions
---------------------------------------------------------------------------------------
                                                               Outstanding
                                     Amount of       Amount    Letters-of-       Amount
    Company        Expiration Date    Facility     Borrowed         Credit    Available
---------------------------------------------------------------------------------------
Consumers (a)                        $     500     $      -    $        16    $     484
MCV Partnership    August 27, 2005          50            -              2           48
=======================================================================================

(a) This facility expires in August 2005 and may be extended annually at Consumers' option to July 31, 2007.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles and office furniture. At March 31, 2005, capital lease obligations totaled $56 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At March 31, 2005, finance lease obligations totaled $288 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we currently sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. We sold no receivables as of March 31, 2005 and $304 million as of December 31, 2004. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have not recorded a gain or loss on the receivables sold or retained interest in the receivables sold.

                                                        Consumers Energy Company


Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                                                       In Millions
----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                                        2005       2004
----------------------------------------------------------------------------------------------------------------------------------
Net cash flow as a result of accounts receivable financing                                                      $  (304)   $  (297)
Collections from customers                                                                                      $ 1,605    $ 1,549
==================================================================================================================================

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at March 31, 2005, we had $496 million of unrestricted retained earnings available to pay common stock dividends. However, covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. For the three months ended March 31, 2005, we paid $118 million in common stock dividends to CMS Energy.

FASB INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. The initial recognition and measurement provision of this Interpretation does not apply to some guarantee contracts, such as warranties, derivatives, or guarantees between corporations under common control, although disclosure of these guarantees is required. The disclosure requirements in this Interpretation are effective for interim and annual financial statements issued after December 15, 2002.

The following table describes our guarantees at March 31, 2005:

                                                                                                                        In Millions
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Issue      Expiration     Maximum    Carrying         Recourse
Guarantee Description                                                Date       Date         Obligation     Amount    Provision (a)
-----------------------------------------------------------------------------------------------------------------------------------
Standby letters of credit                                            Various    Various             $16        $ -              $ -
Surety bonds                                                         Various    Various               6          -                -
Nuclear insurance retrospective premiums                             Various    Various             134          -                -
===================================================================================================================================

(a) Recourse provision indicates the approximate recovery from third parties including assets held as collateral.

The following table provides additional information regarding our guarantees:

---------------------------------------------------------------------------------------------------------------
                                                                            Events That Would Require
Guarantee Description             How Guarantee Arose                       Performance
---------------------------------------------------------------------------------------------------------------
Standby letters of credit         Normal operations of coal power plants    Noncompliance with environmental
                                                                            regulations and inadequate response
                                                                            to demands for corrective action
                                  Natural gas transportation                Nonperformance
                                  Self-insurance requirement                Nonperformance
                                  Nuclear plant closure                     Nonperformance
Surety bonds                      Normal operating activity, permits and    Nonperformance
                                  license

Nuclear insurance retrospective   Normal operations of nuclear plants       Call by NEIL and Price-Anderson Act
premiums                                                                    for nuclear incident
===============================================================================================================

                                                        Consumers Energy Company


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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                        In Millions
-------------------------------------------------------------------------------------------------------------------
                                                   March 31, 2005                       December 31, 2004
-------------------------------------------------------------------------------------------------------------------
                                                         Fair      Unrealized                  Fair      Unrealized
                                             Cost       Value      Gain (Loss)      Cost      Value      Gain (Loss)
-------------------------------------------------------------------------------------------------------------------
Long-term debt,
    including current amounts              $4,599      $4,664          $  (65)    $4,118     $4,232          $ (114)
Long-term debt - related parties              129         135              (6)       506        518             (12)
Available-for-sale securities:
Common stock of CMS Energy                     10          30              20         10         25              15

SERP:
    Equity securities                          15          21               6         15         21               6
    Debt securities                             9           9               -          9          9               -
Nuclear decommissioning investments:
    Equity securities                         134         252             118        136        262             126
    Debt securities                           289         295               6        291        302              11
===================================================================================================================

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

Contracts used to manage market risks may be considered derivative instruments that are subject to derivative and hedge accounting pursuant to SFAS No. 133. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as an asset or a liability, at the fair value of the contract. The recorded fair value is then adjusted quarterly to reflect any change in the market value of the contract, a practice known as marking the contract to market. Changes in fair value (that is, gains or

                                                        Consumers Energy Company


losses) are reported in Accumulated other comprehensive income if the derivative qualifies for cash flow hedge accounting treatment and in earnings if the derivative does not qualify for such treatment.

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

The majority of our contracts are not subject to derivative accounting under SFAS No. 133 because they qualify for the normal purchases and sales exception, or because there is not an active market for the commodity. Our electric capacity and energy contracts are not accounted for as derivatives due to the lack of an active energy market in Michigan and the significant transportation costs that would be incurred to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio. Similarly, our coal purchase contracts are not accounted for as derivatives due to the lack of an active market for the coal that we purchase. If active markets for these commodities develop in the future, we may be required to account for these contracts as derivatives, and the resulting mark-to-market impact on earnings could be material to our financial statements.

The MISO began operating the Midwest Energy Market on April 1, 2005, which provides day-ahead and real-time energy market information and centralized dispatch for market participants. At this time, we believe that the commencement of this market does not constitute the development of an active energy market in Michigan. However, after having adequate experience with the Midwest Energy Market, we will reevaluate whether or not the activity level within this market leads to the conclusion that an active energy market exists.

Also as part of the Midwest Energy Market, FTRs were established. FTRs are financial instruments established to manage price risk relating to electricity transmission congestion. An FTR entitles the holder to receive compensation (or remit payment) for certain congestion-related transmission charges that arise when the transmission grid is congested. We presently hold FTRs for certain areas on the transmission grid within MISO's market area. We are presently evaluating whether FTRs qualify as derivative instruments. If they are determined to be derivative instruments, FTRs would be required to be recognized on our Consolidated Balance Sheets as assets or liabilities at their fair value, with any subsequent changes in fair value recognized in earnings. However, we believe we may be able to offset the earnings impact with a regulatory asset or liability. The Midwest Energy Market was not effective until April 1, 2005. Therefore, FTRs had no value at March 31, 2005.

                                                        Consumers Energy Company


Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. The following table reflects the fair value of all contracts requiring derivative accounting:

                                                                                                          In Millions
---------------------------------------------------------------------------------------------------------------------
                                                         March 31, 2005                  December 31, 2004
---------------------------------------------------------------------------------------------------------------------
                                                               Fair     Unrealized               Fair      Unrealized
Derivative Instruments                              Cost      Value           Gain     Cost     Value      Gain (Loss)
---------------------------------------------------------------------------------------------------------------------
GAS CONTRACTS                                         $-         $-             $-       $2        $-            $ (2)
Derivative contracts associated with the MCV
Partnership:
    Gas fuel contracts                                 -        201            201        -        56              56
    Gas fuel futures and swaps                         -        146            146        -        64              64
=====================================================================================================================

The fair value of our derivative contracts is included in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets.

GAS CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. Unrealized gains and losses associated with these options are reported directly in earnings as part of Other income, and then directly offset in earnings and recorded on the balance sheet as a regulatory asset or liability as part of the GCR process. At March 31, 2005, we held no fixed-priced weather-based gas supply call options and had not sold any fixed-priced gas supply put options.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Gas Fuel Contracts:
The MCV Partnership uses natural gas fuel contracts to buy gas as fuel for generation, and to manage gas fuel costs. The MCV Partnership believes that certain of its long-term gas contracts qualify as normal purchases under SFAS No. 133, and therefore, these contracts were not recognized at fair value on our Consolidated Balance Sheets at March 31, 2005.

The MCV Partnership also held certain long-term gas contracts that did not qualify as normal purchases at March 31, 2005, because these contracts contained volume optionality. In addition, due to the implementation of the RCP in January 2005, the MCV Partnership determined that a significant portion of its gas fuel contracts no longer qualify as normal purchases because the contracted gas will not be consumed for electric production. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, the financial hedges associated with these contracts no longer qualify as cash flow hedges. Thus, any changes in the fair value of these financial hedges will no longer be recognized in Other Comprehensive Income, but will be recorded in earnings each quarter. The MCV Partnership expects future earnings volatility on both the gas fuel derivative contracts and the related financial hedges, since gains and losses will be recorded each quarter. For the three months ended March 31, 2005, we recorded a $209 million gain associated with the increase in fair value of these instruments in Fuel costs mark-to-market at MCV on our Consolidated Statements of Income. The majority of this gain is expected to reverse through earnings during 2005 and 2006 as the gas is purchased and the financial hedges settle, with the remainder reversing between 2007 and 2011. For further details on the RCP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

                                                        Consumers Energy Company


Gas Fuel Futures and Swaps: The MCV Partnership enters into natural gas futures contracts, option contracts, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are used principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize the MCV Partnership's existing gas supply, storage, and transportation arrangements. At March 31, 2005, the MCV Partnership held gas fuel futures and swaps.

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

There was no ineffectiveness associated with any of the gas contracts that qualified for hedge accounting treatment. At March 31, 2005, we have recorded a cumulative net gain of $27 million, net of tax, in Accumulated other comprehensive income relating to our proportionate share of the contracts held by the MCV Partnership that qualify as cash flow hedges. This balance represents natural gas futures, options, and swaps with maturities ranging from April 2005 to December 2009, of which $6 million of this gain is expected to be reclassified as an increase to earnings during the next 12 months as the contracts settle, offsetting the costs of gas purchases. In addition, for the three months ended March 31, 2005, we recorded a net gain of $11 million in earnings from hedging activities related to natural gas requirements for the MCV Facility operations.

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

Pension Plan: The Pension Plan includes funds for our employees, our non-utility affiliates, and Panhandle, a former affiliate. The Pension Plan's assets are not distinguishable by company.

OPEB: We adopted SFAS No. 106, effective as of the beginning of 1992. We recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

                                                        Consumers Energy Company


The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law in December 2003. The Act establishes a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. We believe our plan is actuarially equivalent to Medicare Part D.

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                            In Millions
---------------------------------------------------------------------------------------
                                                            Pension           OPEB
Three Months Ended March 31                               2005    2004    2005     2004
---------------------------------------------------------------------------------------
Service cost                                              $  9    $ 10    $  5     $  5
Interest expense                                            18      18      15       13
Expected return on plan assets                             (23)    (27)    (13)     (12)
Plan amendments                                              -       -       -        -
Amortization of:
  Net loss                                                   7       3       5        3
  Prior service cost                                         1       1      (2)      (2)
                                                          -----------------------------
Net periodic pension and postretirement benefit  cost     $ 12    $  5    $ 10     $  7
=======================================================================================

The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months ended March 31, 2005 was less than $1 million.

6:  ASSET RETIREMENT OBLIGATIONS

SFAS NO. 143: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. We have legal obligations to remove some of our assets, including our nuclear plants, at the end of their useful lives. As required by SFAS No. 71, we accounted for the implementation of this standard by recording regulatory assets and liabilities instead of a cumulative effect of a change in accounting principle.

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

                                                        Consumers Energy Company


that largely utilize third-party cost estimates.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

December 31, 2004                                                                               In Millions
-----------------------------------------------------------------------------------------------------------
                                            in Service                                                Trust
Aro Description                                   Date    Long Lived Assets                            Fund
-----------------------------------------------------------------------------------------------------------
Palisades - decommission plant site               1972    Palisades nuclear plant                      $518
Big Rock - decommission plant site                1962    Big Rock nuclear plant                         43
JHCampbell intake/discharge water line            1980    Plant intake/discharge water line               -
Closure of coal ash disposal areas             Various    Generating plants coal ash areas                -
Closure of wells at gas storage fields         Various    Gas storage fields                              -
Indoor gas services equipment relocations      Various    Gas meters located inside structures            -
===========================================================================================================

                                                                                            In Millions
-------------------------------------------------------------------------------------------------------
                                       ARO                                                          ARO
                                 Liability                                      Cash flow     Liability
ARO Description                   12/31/04   Incurred    Settled    Accretion   Revisions       3/31/05
-------------------------------------------------------------------------------------------------------
Palisades - decommission              $350        $ -       $ -            $6         $ -          $356
Big Rock - decommission                 30          -        (8)            4           -            26
JHCampbell intake line                   -          -         -             -           -             -
Coal ash disposal areas                 54          -        (1)            1           -            54
Wells at gas storage fields              1          -         -             -           -             1
Indoor gas services relocations          1          -         -             -           -             1
                                 ----------------------------------------------------------------------

Total                                 $436        $ -       $(9)          $11         $ -          $438
=======================================================================================================

On October 14, 2004 the MPSC issued a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and their accounting and ratemaking issues. Utilities responded to the Order in March 2005; MPSC Staff and intervenor filings are due in May 2005. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities.

7:  REPORTABLE SEGMENTS

Our reportable segments are strategic business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.

                                                        Consumers Energy Company


The following table shows our financial information by reportable segment:

                                                                     In Millions
--------------------------------------------------------------------------------
Three Months Ended March 31                                 2005            2004
--------------------------------------------------------------------------------
Operating revenue
     Electric                                           $    628        $    631
     Gas                                                     992             905
     Other                                                    12              11
--------------------------------------------------------------------------------

Total Operating Revenue                                 $  1,632        $  1,547
================================================================================
Net income available to common stockholder
     Electric                                           $     33        $     48
     Gas                                                      58              56
     Other                                                    66               -
--------------------------------------------------------------------------------

Total Net Income                                        $    157        $    104
================================================================================

                                                                     In Millions
--------------------------------------------------------------------------------
                                          March 31, 2005       December 31, 2004
--------------------------------------------------------------------------------
Assets
     Electric (a)                               $ 7,498                 $ 7,289
     Gas (a)                                      2,856                   3,187
     Other                                        2,926                   2,335
--------------------------------------------------------------------------------

Total Assets                                   $ 13,280                $ 12,811
================================================================================

(a) Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

8:  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We are the primary beneficiary of both the MCV Partnership and the FMLP. We have a 49 percent partnership interest in the MCV Partnership and a 46.4 percent partnership interest in the FMLP. Consumers is the primary purchaser of power from the MCV Partnership through a long-term power purchase agreement. The FMLP holds a 75.5 percent lessor interest in the MCV Facility, which results in Consumers holding a 35 percent lessor interest in the MCV Facility. Collectively, these interests make us the primary beneficiary of these entities. Therefore, we consolidated these partnerships into our consolidated financial statements for all period presented. These partnerships have third-party obligations totaling $584 million at March 31, 2005. Property, plant, and equipment serving as collateral for these obligations has a carrying value of $1.411 billion at March 31, 2005. The creditors of these partnerships do not have recourse to the general credit of Consumers.

                                                        Consumers Energy Company


9:  NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 123R, SHARE-BASED PAYMENT: This Statement requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this amount over the vesting period of the awards. This Statement also clarifies and expands SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.

This Statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits related to the excess of the tax deductible amount over the compensation cost recognized be classified as cash inflows from financing activities rather than as a reduction of taxes paid in operating activities. Excess tax benefits are recorded as an adjustment to additional paid-in capital.

This Statement is effective for us as of the beginning of 2006. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, we do not expect this statement to have a significant impact on our results of operations when it becomes effective.

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. For us, this Interpretation is effective no later than December 31, 2005. We are in the process of determining the impact this Interpretation will have on our financial statements upon adoption.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2004. Reference is also made to the CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies, for CMS Energy and
Note 2, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

SEC REQUEST

On August 5, 2004, CMS Energy received a request from the SEC that CMS Energy voluntarily produce all documents and data relating to the SEC's inquiry into payments made to the government and officials of the government of Equatorial Guinea. On August 17, 2004, CMS Energy submitted its response, advising the SEC of the information and documentation it had available. On March 8, 2005, CMS Energy received a request from the SEC that CMS Energy voluntarily produce certain of such documents. On March 31, April 7, April 18, and April 19, 2005, CMS Energy sent responsive documents to the SEC. CMS Energy is currently reviewing its electronic records in further response to the SEC's request.

GAS INDEX PRICE REPORTING LITIGATION

In August 2003, Cornerstone Propane Partners, L.P. (Cornerstone) filed a putative class action complaint in the United States District Court for the Southern District of New York against CMS Energy and dozens of other energy companies. The Cornerstone complaint was subsequently consolidated with two similar complaints filed by other plaintiffs. The plaintiffs filed a consolidated complaint on January 20, 2004. The consolidated complaint alleges that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contains two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. Plaintiffs are seeking to have a class certified and to have the class recover actual damages and costs, including attorneys fees. CMS Energy is no longer a defendant, however, CMS MST and CMS Field Services are named as defendants. (CMS Energy sold CMS Field Services to Cantera Natural Gas, LLC, which changed the name of CMS Field Services to Cantera Gas Company. CMS Energy is required to indemnify Cantera Natural Gas, LLC with respect to this action.)

In a similar but unrelated matter, Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California in November 2003 against a number of energy companies engaged in the sale of natural gas in the United States (including CMS Energy). The complaint alleged defendants entered into a price-fixing scheme by engaging in activities to manipulate the price of natural gas in California. The complaint also alleged violations of the federal Sherman Act, the California Cartwright Act, and the California Business and Professions Code relating to unlawful, unfair and deceptive business practices. The complaint sought both actual and exemplary damages for alleged overcharges, attorneys fees and injunctive relief regulating defendants' future conduct relating to pricing and price reporting. In April 2004, a Nevada Multidistrict Litigation (MDL) Panel ordered the transfer of the Texas-Ohio case to a pending MDL matter in the Nevada federal district court that at the time involved seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting, although none contain a federal Sherman Act claim. In November 2004, those seven complaints, as well as a number of others that were originally filed in various state courts in California and subsequently transferred to the MDL proceeding, were remanded back to California state court. The Texas-Ohio case remained in Nevada federal district court, and defendants, with CMS Energy joining, filed a motion to dismiss. The court issued an order granting the motion to dismiss on April 8, 2005 and entered a judgment in favor of the defendants on April 11, 2005.

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

The Fairhaven, Utility Savings and Abelman Art Glass cases have been transferred to the MDL proceeding, where the Texas-Ohio case was pending. Pursuant to stipulation by the parties and court order, defendants were not required to respond to the Fairhaven, Utility Savings and Abelman Art Glass complaints until the court ruled on defendants' motion to dismiss in the Texas-Ohio case. The motion to dismiss was granted on April 8, 2005, and the parties in the Fairhaven, Utility Savings and Abelman Art Glass cases are considering whether plaintiffs should file a consolidated complaint or whether defendants should respond to the existing complaints.

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

In February 2005, these 15 separate actions, as well as nine other similar actions that were filed in California state court but do not name CMS Energy or any of its former or current subsidiaries, were ordered coordinated with pending coordinated proceedings in the San Diego Superior Court. The 24 state court complaints involving price reporting were coordinated as Natural Gas Antitrust Cases V. Plaintiffs in Natural Gas Antitrust Cases V were ordered to file a consolidated complaint, but a consolidated complaint was filed only for the two putative class action lawsuits. On April 8, 2005, defendants filed a demurrer to the master class action complaint and the individual complaints.

Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants' future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On March 7, 2005, defendants removed the case to the United States District Court for the Western District of Tennessee, Western Division. On April 6, 2005, plaintiffs filed a motion to remand the case back to the Chancery Court in Tennessee. The parties are considering further extending the time to answer or otherwise respond to the complaint until after the motion to remand is decided.

CMS Energy and the other CMS defendants will defend themselves vigorously against these matters but cannot predict their outcome.

CMS ENERGY AND CONSUMERS

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates, including but not limited to Consumers which, while established, operated and regulated as a separate legal entity and publicly traded company, shares a parallel Board of Directors with CMS Energy. The complaints were filed as purported class actions in the United States District Court for the Eastern District of Michigan, by shareholders who allege that they purchased CMS Energy's securities during a purported class period running from May 2000 through March 2003. The cases were consolidated into a single lawsuit. The consolidated lawsuit generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, a motion was granted, dismissing Consumers and three of the individual defendants, but the court denied the motions to dismiss for CMS Energy and the 13 remaining individual defendants. Plaintiffs filed a motion for class certification on April 15, 2005. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS

CMS Energy is a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings and Incentive Plan (the Plan). The two cases, filed in July 2002 in United States District Court for the Eastern District of Michigan, were consolidated by the trial judge and an amended consolidated complaint was filed. Plaintiffs allege breaches of fiduciary duties under ERISA and seek restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan. Plaintiffs also seek other equitable relief and legal fees. In March 2004, the judge granted in part, but denied in part, CMS Energy's motion to dismiss the complaint. CMS Energy, Consumers and a number of individual defendants remain parties. The judge has conditionally granted plaintiffs' motion for class certification. A trial date has not been set, but is expected to be no earlier than mid 2006. CMS Energy and Consumers will defend themselves vigorously in this litigation but cannot predict its outcome.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 2005, neither CMS Energy nor Consumers submitted any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(4)(a) 101st Supplemental Indenture dated as of April 1, 2005, supplement to Indenture dated as of September 1, 1945, between Consumers and JPMorgan Chase Bank, N.A., a national banking association

(10)(a) Annual Officer Incentive Compensation Plan for CMS Energy Corporation and its Subsidiaries, effective January 1, 2005

(10)(b) Annual Management Incentive Compensation Plan for CMS Energy Corporation and its Subsidiaries, effective January 1, 2005

(10)(c) Annual Employee Incentive Compensation Plan for CMS Energy Corporation and its Subsidiaries, effective January 1, 2005

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


                                                   CMS ENERGY CORPORATION
                                                        (Registrant)


Dated: May 5, 2005                          By:       /s/ Thomas J.Webb
                                                --------------------------------
                                                        Thomas J. Webb
                                                 Executive Vice President and
                                                   Chief Financial Officer



                                                   CONSUMERS ENERGY COMPANY
                                                        (REGISTRANT)



Dated: May 5, 2005                          By:       /s/ Thomas J.Webb
                                                --------------------------------
                                                        Thomas J. Webb
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EX NO.                            DESCRIPTION
------                            -----------
(4)(a)      101st Supplemental Indenture dated as of April 1, 2005, supplement to Indenture dated as of September 1, 1945, between Consumers and
            JPMorgan Chase Bank, N.A., a national banking association

(10)(a)     Annual Officer Incentive Compensation Plan for CMS Energy
            Corporation and its Subsidiaries, effective January 1, 2005

(10)(b)     Annual Management Incentive Compensation Plan for CMS Energy
            Corporation and its Subsidiaries, effective January 1, 2005

(10)(c)     Annual Employee Incentive Compensation Plan for CMS Energy
            Corporation and its Subsidiaries, effective January 1, 2005

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