Form 10-Q
period 2006-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2006-08-04
CIK 201533, 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

Commission       Registrant; State of Incorporation;       IRS Employer
File Number         Address; and Telephone Number        Identification No.
-----------  ------------------------------------------  ------------------
 1-9513                 CMS ENERGY CORPORATION               38-2726431
                       (A Michigan Corporation)
             One Energy Plaza, Jackson, Michigan  49201
                            (517) 788-0550

 1-5611                CONSUMERS ENERGY COMPANY              38-0442310
                       (A Michigan Corporation)
             One Energy Plaza, Jackson, Michigan  49201
                            (517) 788-0550

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

CMS ENERGY CORPORATION: Large accelerated filer [X] Accelerated filer [ ] Non-Accelerated filer [ ]

CONSUMERS ENERGY COMPANY: Large accelerated filer [ ] Accelerated filer [ ] Non-Accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS ENERGY CORPORATION: Yes [ ] No [X]

CONSUMERS ENERGY COMPANY: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at August 1, 2006:

CMS ENERGY CORPORATION:

CMS Energy Common Stock, $.01 par value                        221,587,738
CONSUMERS ENERGY COMPANY, $10 par value,
  privately held by CMS Energy Corporation                      84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2006

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                            --------
Glossary..................................................................................................         3

PART I:  FINANCIAL INFORMATION

CMS Energy Corporation
     Management's Discussion and Analysis
          Executive Overview..............................................................................   CMS - 1
          Forward-Looking Statements and Information......................................................   CMS - 2
          Results of Operations...........................................................................   CMS - 5
          Critical Accounting Policies....................................................................  CMS - 13
          Capital Resources and Liquidity.................................................................  CMS - 18
          Outlook.........................................................................................  CMS - 20
          Implementation of New Accounting Standards......................................................  CMS - 30
          New Accounting Standards Not Yet Effective......................................................  CMS - 30
     Consolidated Financial Statements
          Consolidated Statements of Income ..............................................................  CMS - 32
          Consolidated Statements of Cash Flows...........................................................  CMS - 35
          Consolidated Balance Sheets.....................................................................  CMS - 36
          Consolidated Statements of Common Stockholders' Equity..........................................  CMS - 38
     Condensed Notes to Consolidated Financial Statements (Unaudited):
          1.   Corporate Structure and Accounting Policies................................................  CMS - 39
          2.   Contingencies..............................................................................  CMS - 41
          3.   Financings and Capitalization..............................................................  CMS - 59
          4.   Earnings Per Share.........................................................................  CMS - 61
          5.   Financial and Derivative Instruments.......................................................  CMS - 63
          6.   Retirement Benefits........................................................................  CMS - 70
          7.   Asset Retirement Obligations...............................................................  CMS - 72
          8.   Executive Incentive Compensation...........................................................  CMS - 73
          9.   Equity Method Investments..................................................................  CMS - 75
         10.   Reportable Segments .......................................................................  CMS - 76

                                TABLE OF CONTENTS
                                   (CONTINUED)


                                                                                                              Page
                                                                                                            --------
Consumers Energy Company
     Management's Discussion and Analysis
          Executive Overview..............................................................................    CE - 1
          Forward-Looking Statements and Information......................................................    CE - 2
          Results of Operations...........................................................................    CE - 5
          Critical Accounting Policies....................................................................   CE - 10
          Capital Resources and Liquidity.................................................................   CE - 14
          Outlook.........................................................................................   CE - 16
          Implementation of New Accounting Standards......................................................   CE - 24
          New Accounting Standards Not Yet Effective......................................................   CE - 25
     Consolidated Financial Statements
          Consolidated Statements of Income...............................................................   CE - 26
          Consolidated Statements of Cash Flows...........................................................   CE - 27
          Consolidated Balance Sheets.....................................................................   CE - 28
          Consolidated Statements of Common Stockholder's Equity..........................................   CE - 30
     Condensed Notes to Consolidated Financial Statements (Unaudited):
          1.  Corporate Structure and Accounting Policies.................................................   CE - 33
          2.  Contingencies...............................................................................   CE - 35
          3.  Financings and Capitalization...............................................................   CE - 48
          4.  Financial and Derivative Instruments........................................................   CE - 50
          5.  Retirement Benefits.........................................................................   CE - 56
          6.  Asset Retirement Obligations................................................................   CE - 58
          7.  Executive Incentive Compensation............................................................   CE - 59
          8.  Reportable Segments.........................................................................   CE - 62

Quantitative and Qualitative Disclosures about Market Risk................................................   CO - 1
Controls and Procedures...................................................................................   CO - 1

PART II:  OTHER INFORMATION

     Item 1.    Legal Proceedings.........................................................................   CO - 2
     Item 1A.   Risk Factors..............................................................................   CO - 5
     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............................   CO - 8
     Item 3.    Defaults Upon Senior Securities...........................................................   CO - 8
     Item 4.    Submission of Matters to a Vote of Security Holders.......................................   CO - 8
     Item 5.    Other Information.........................................................................   CO - 9
     Item 6.    Exhibits..................................................................................   CO - 9
     Signatures...........................................................................................  CO - 11

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below


AFUDC.............................    Allowance for Funds Used During Construction

ALJ...............................    Administrative Law Judge

APB...............................    Accounting Principles Board

APB Opinion No. 18................    APB Opinion No. 18, "The Equity Method of Accounting for Investments in
                                      Common Stock"

ARO...............................    Asset retirement obligation

Bay Harbor........................    a residential/commercial real estate area located near Petoskey,
                                      Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf...............................    One billion cubic feet of gas

Big Rock..........................    Big Rock Point nuclear power plant, owned by Consumers

Board of Directors................    Board of Directors of CMS Energy

CEO...............................    Chief Executive Officer

CFO...............................    Chief Financial Officer

CFTC..............................    Commodity Futures Trading Commission

Clean Air Act.....................    Federal Clean Air Act, as amended

CMS Energy........................    CMS Energy Corporation, the parent of Consumers and Enterprises

CMS Energy Common Stock or
  common stock....................    Common stock of CMS Energy, par value $.01 per share

CMS ERM...........................    CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises

CMS Field Services................    CMS Field Services Inc., formerly a wholly owned subsidiary of CMS Gas
                                      Transmission.  The sale of this subsidiary closed in July 2003.

CMS Gas Transmission..............    CMS Gas Transmission Company, a subsidiary of Enterprises

CMS Midland.......................    CMS Midland Inc., a subsidiary of Consumers that has a 49 percent ownership interest in the MCV Partnership

CMS Midland Holdings Company......    CMS Midland Holdings Company, a subsidiary of Consumers that has a 46 percent ownership interest in First Midland Limited Partnership and a 35 percent lessor interest in the MCV Facility


CMS MST...........................    CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas...................    CMS Oil and Gas Company, formerly a subsidiary of Enterprises

Consumers.........................    Consumers Energy Company, a subsidiary of CMS Energy

CPEE..............................    Companhia Paulista de Energia Eletrica, a subsidiary of Enterprises

Customer Choice Act...............    Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000

DCCP..............................    Defined Company Contribution Plan

Detroit Edison....................    The Detroit Edison Company, a non-affiliated company

DIG...............................    Dearborn Industrial Generation, LLC, an indirect wholly owned subsidiary of CMS
                                      Energy

DOE...............................    U.S. Department of Energy

DOJ...............................    U.S. Department of Justice

Dow...............................    The Dow Chemical Company, a non-affiliated company

EISP..............................    Executive Incentive Separation Plan

EITF..............................    Emerging Issues Task Force

EITF Issue No. 02-03..............    Issues Involved in Accounting for Derivative Contracts Held for Trading
                                      Purposes and Contracts Involved in Energy Trading and Risk Management
                                      Activities

Entergy...........................    Entergy Corporation, a non-affiliated company

Enterprises.......................    CMS Enterprises Company, a subsidiary of CMS Energy

EPA...............................    U. S. Environmental Protection Agency

EPS...............................    Earnings per share

ERISA.............................    Employee Retirement Income Security Act

Exchange Act......................    Securities Exchange Act of 1934, as amended

FASB..............................    Financial Accounting Standards Board

FASB Interpretation No. 46(R).....    Revised FASB Interpretation No. 46, Consolidation of Variable Interest
                                      Entities

FERC..............................    Federal Energy Regulatory Commission

FIN 47............................    FASB Interpretation No. 47, Accounting for Conditional Asset Retirement
                                      Obligations

FIN 48............................    FASB Interpretation No. 48, Uncertainty in Income Taxes

FMB...............................    First Mortgage Bonds

FMLP..............................    First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility and an indirect subsidiary of Consumers

FTR...............................    Financial transmission right

GAAP..............................    Generally Accepted Accounting Principles

GasAtacama........................    An integrated natural gas pipeline and electric generating plant located in Argentina and Chile, which includes 702 miles of natural gas pipeline and a 720 MW gross capacity power plant

GCR...............................    Gas cost recovery

GVK...............................    GVK Facility, a 250 MW gas fired power plant located in South Central
                                      India, in which CMS Generation formerly held a 33 percent interest

ISFSI.............................    Independent Spent Fuel Storage Installation

IRS...............................    Internal Revenue Service

ITC...............................    ITC Holdings Corporation

Jorf Lasfar.......................    The 1,356 MW coal-fueled power plant in Morocco, jointly owned by CMS
                                      Generation and ABB Energy Ventures, Inc.

Jubail............................    A 240 MW natural gas cogeneration power plant located in Saudi Arabia, in which CMS Generation owns a 25 percent interest

kWh...............................    Kilowatt-hour (a unit of power equal to one thousand watt hours)

Ludington.........................    Ludington pumped storage plant, jointly owned by Consumers and Detroit
                                      Edison

mcf...............................    One thousand cubic feet of gas

MCV Facility......................    A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership...................    Midland Cogeneration Venture Limited Partnership in which Consumers has a 49 percent interest through CMS Midland

MCV PPA...........................    The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and Consumers.

MD&A..............................    Management's Discussion and Analysis

MDEQ..............................    Michigan Department of Environmental Quality

METC..............................    Michigan Electric Transmission Company, LLC

Midwest Energy Market.............    An energy market developed by the MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO..............................    Midwest Independent Transmission System Operator, Inc.

MMBtu.............................    Million British Thermal Units

MPSC..............................    Michigan Public Service Commission

MRV...............................    Market-Related Value of Plan assets

MSBT..............................    Michigan Single Business Tax

MW................................    Megawatt (a unit of power equal to one million watts)

NEIL..............................    Nuclear Electric Insurance Limited, an industry mutual insurance company owned by member utility companies

Neyveli...........................    CMS Generation Neyveli Ltd, a 250 MW lignite-fired power station located in Neyveli, Tamil Nadu, India, in which CMS International Ventures holds a 50 percent interest

NMC...............................    Nuclear Management Company, LLC, formed in 1999 by Northern States Power
                                      Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power
                                      Company, and Wisconsin Public Service Company to operate and manage nuclear generating facilities owned by the four utilities

NOL...............................    Net Operating Loss

NRC...............................    Nuclear Regulatory Commission

NYMEX.............................    New York Mercantile Exchange

OPEB..............................    Postretirement benefit plans other than pensions for retired employees

Palisades.........................    Palisades nuclear power plant, which is owned by Consumers

Panhandle.........................    Panhandle Eastern Pipe Line Company, including its subsidiaries
                                      Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings.
                                      Panhandle was a wholly owned subsidiary of CMS Gas Transmission. The sale of this subsidiary closed in June 2003.

PCB...............................    Polychlorinated biphenyl

Pension Plan......................    The trusteed, non-contributory, defined benefit pension plan of
                                      Panhandle, Consumers and CMS Energy

PJM RTO...........................    Pennsylvania-Jersey-Maryland Regional Transmission Organization

Price-Anderson Act................    Price Anderson Act, enacted in 1957 as an amendment to the Atomic Energy
                                      Act of 1954, as revised and extended over the years. This act stipulates between nuclear licensees and the U.S. government the insurance, financial responsibility, and legal liability for nuclear accidents.

PSCR..............................    Power supply cost recovery

PURPA.............................    Public Utility Regulatory Policies Act of 1978

RCP...............................    Resource Conservation Plan

ROA...............................    Retail Open Access

SAB No. 107.......................    Staff Accounting Bulletin No. 107, Share-Based Payment

SEC...............................    U.S. Securities and Exchange Commission

Section 10d(4) Regulatory Asset...    Regulatory asset as described in Section 10d(4) of the Customer Choice
                                      Act, as amended

Securitization....................    A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility

SENECA............................    Sistema Electrico del Estado Nueva Esparta C.S., a subsidiary of
                                      Enterprises

SERP..............................    Supplemental Executive Retirement Plan

SFAS..............................    Statement of Financial Accounting Standards

SFAS No. 5........................    SFAS No. 5, "Accounting for Contingencies"

SFAS No. 71.......................    SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"

SFAS No. 87........................   SFAS No. 87, "Employers' Accounting for Pensions"

SFAS No. 88........................   SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of
                                      Defined Benefit Pension Plans and for Termination Benefits"

SFAS No. 98........................   SFAS No. 98, "Accounting for Leases"

SFAS No. 106.......................   SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other
                                      Than Pensions"

SFAS No. 115.......................   SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
                                      Securities"

SFAS No. 123(R)....................   SFAS No. 123 (revised 2004), "Share-Based Payment"

SFAS No. 132(R)....................   SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and
                                      Other Postretirement Benefits"

SFAS No. 133.......................   SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                                      Activities, as amended and interpreted"

SFAS No. 143.......................   SFAS No. 143, "Accounting for Asset Retirement Obligations"

Shuweihat...........................  A power and desalination plant of Emirates CMS Power Company, in which
                                      CMS Generation holds a 20 percent interest

SLAP...............................   Scudder Latin American Power Fund

Special Committee..................   A special committee of independent directors, established by CMS
                                      Energy's Board of Directors, to investigate matters surrounding round-trip trading

Stranded Costs.....................   Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.

Superfund..........................   Comprehensive Environmental Response, Compensation and Liability Act

Takoradi...........................   A 200 MW open-cycle combustion turbine crude oil power plant located in
                                      Ghana, in which CMS Generation owns a 90 percent interest

Taweelah...........................   Al Taweelah A2, a power and desalination plant of Emirates CMS Power
                                      Company, in which CMS Generation holds a 40 percent interest

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This MD&A is a consolidated report of CMS Energy and Consumers. The terms "we" and "our" as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy's Form 10-K/A Amendment No. 1 for the year ended December 31, 2005.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage, and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, and gas distribution, transmission, storage, and processing. Our businesses are affected primarily by:

      - weather, especially during the traditional heating and cooling seasons,

      -     economic conditions, primarily in Michigan,

      - regulation and regulatory issues that affect our electric and gas utility operations,

      -     energy commodity prices,

      -     interest rates, and

      -     our debt credit rating.

During the past several years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service. Our primary focus with respect to our non-utility businesses has been to optimize cash flow and further reduce our business risk and leverage through the sale of selected assets, and to improve earnings and cash flow from the businesses we retain.

In July 2006, we reached an agreement to sell the Palisades nuclear plant to Entergy for $380 million. We also signed a 15-year power purchase agreement for 100 percent of the plant's current electric output. We are targeting to close the sale in the first quarter of 2007. The sale will result in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. We expect that a portion of the proceeds will benefit our customers. We plan to use the cash that we retain from the sale to reduce debt.

We are working to reduce Parent debt. During the first six months of 2006, we retired $76 million of CMS Energy senior notes. We also invested $200 million in Consumers, and Consumers extinguished, through a legal defeasance, $129 million of 9 percent related party notes.

Working capital and cash flow continue to be a challenge for us. Natural gas prices continue to be volatile and remain at high levels. Although our natural gas purchases are recoverable from our utility customers, higher priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.


                                     CMS-1

                                                          CMS Energy Corporation

In addition to causing working capital issues for us, historically high natural gas prices caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. High gas prices could result in a further impairment of our interest in the MCV Partnership.

Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by a Consumers' subsidiary and the other minority interest owners in the MCV Partnership has decreased significantly and is now negative. As the MCV Partnership recognizes future losses, we will assume an additional 7 percent of the MCV Partnership's negative equity, which is a portion of the limited partners' negative equity, in addition to our proportionate share. In July 2006, we reached an agreement to sell our interests in the MCV Partnership and the FMLP. The sale is subject to various regulatory approvals including the MPSC. If the sale closes by the end of 2006, as expected, it will have a $56 million positive impact on our 2006 cash flow. The sale will reduce our exposure to sustained high natural gas prices. We will use the proceeds to reduce utility debt. If the sale is not completed, the viability of the MCV Facility is still in question.

Going forward, our strategy will continue to focus on:

      -     managing cash flow issues,

      -     reducing parent company debt,

      -     maintaining and growing earnings,

      -     reducing risk, and

      -     positioning us to make investments that complement our strengths.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been further hampered by recent negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of our economy.

These negative effects will be offset somewhat by the reduction we are experiencing in ROA load in our service territory. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 62 percent of ROA load compared to June 30, 2005. It is, however, difficult to predict future ROA customer trends.

Finally, successful execution of our strategy will require continuing earnings and cash flow contributions from our Enterprises businesses.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined in Rule 3b-6 under the Securities Exchange Act of 1934, as amended, Rule 175 under the Securities Act of 1933, as amended, and relevant legal decisions. Our intention with the use of such words as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:


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

      -     credit ratings of CMS Energy, Consumers, or any of their affiliates,

      -     currency fluctuations, transfer restrictions, and exchange controls,

      - factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

      - international, national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

      - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions, including but not limited to Bay Harbor,

      - potentially adverse regulatory treatment and (or) regulatory lag concerning a number of significant questions presently before the MPSC including:

                  - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

                  - power supply and natural gas supply costs when oil prices and other fuel prices are increasing rapidly,

                  - timely recognition in rates of additional equity investments in Consumers,

                  - adequate and timely recovery of additional electric and gas rate-based investments,

                  - adequate and timely recovery of higher MISO energy costs, and

                  - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

      - the impact of adverse natural gas prices on the MCV Partnership and the FMLP investments, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to complete the sale of our interests in the MCV Partnership and the FMLP,

      - if Consumers is successful in exercising the regulatory out clause of the MCV PPA, and if the sale of our interests in the MCV Partnership and the FMLP is not completed, the negative impact on the MCV Partnership's financial performance,

      - if Consumers exercises its regulatory out rights causing the MCV Partnership to terminate the MCV PPA, the effects on our ability to purchase capacity to serve our customers and recover the cost of these purchases,

      - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,


                                     CMS-3

                                                          CMS Energy Corporation

      - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

      -     our ability to collect accounts receivable from our customers,

      - potential for the Midwest Energy Market to develop into an active energy market in the state of Michigan, which may lead us to account for certain electric energy contracts as derivatives,

      - the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods and could add to earnings volatility,

      - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

      - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions, and the ability to obtain or maintain insurance coverage for such events,

      - changes in available gas supplies or Argentine government regulations that could restrict natural gas exports to our GasAtacama electric generating plant and the operating and financial effects of the restrictions,

      - nuclear power plant performance, decommissioning, policies, procedures, incidents, and regulation, including the availability of spent nuclear fuel storage,

      - technological developments in energy production, delivery, and usage,

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


                                     CMS-4

                                                          CMS Energy Corporation

      - the efficient sale of non-strategic or under-performing domestic or international assets and discontinuation of certain operations,

      - other business or investment considerations that may be disclosed from time to time in CMS Energy's or Consumers' SEC filings, or in other publicly issued written documents, and

      - other uncertainties that are difficult to predict, many of which are beyond our control.

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 2, Contingencies, and Part II,
Item 1A. Risk Factors.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                                                        In Millions (except for
                                                                           per share amounts)
                                                                    --------------------------------
Three months ended June 30                                            2006       2005        Change
--------------------------                                          --------    --------    --------
Net Income Available to Common Stockholders                         $     72    $     27    $     45
Basic Earnings Per Share                                            $   0.33    $   0.12    $   0.21
Diluted Earnings Per Share                                          $   0.31    $   0.12    $   0.19
                                                                    --------    --------    --------

Electric Utility                                                    $     37    $     46    $     (9)
Gas Utility                                                               (3)         (3)          -
Enterprises (Includes the MCV Partnership and the FMLP interests)          4          29         (25)
Corporate Interest and Other                                              32         (45)         77
Discontinued Operations                                                    2           -           2
                                                                    --------    --------    --------
Net Income Available to Common Stockholders                         $     72    $     27    $     45
                                                                    ========    ========    ========

For the three months ended June 30, 2006, net income available to common stockholders was $72 million compared to $27 million for 2005. The increase primarily reflects a $62 million impact from the resolution of an IRS income tax audit. The audit resolution resulted in an increase to net income of $46 million at our corporate interest and other segment, $8 million at Enterprises, $4 million at the electric utility, $3 million at the gas utility, and $1 million in discontinued operations. Also contributing to the increase was an insurance reimbursement for previously incurred legal expenses and a reduction in corporate interest and other expenses. At our electric utility, the positive effects of recent regulatory activities and the return to full service-rates of customers previously using alternative energy suppliers were more than offset by increased operating and maintenance expenses.

Specific changes to net income available to common stockholders for the three months ended June 30, 2006 versus 2005 are:


                                     CMS-5

                                                          CMS Energy Corporation

                                                                                                           In Millions
                                                                                                           -----------
-     effects of the resolution of an IRS income tax audit on corporate and Enterprises income
      taxes, primarily for the utilization or restoration of income tax credits,                              $  54

-     additional decrease in corporate interest and other expenses due to a $15 million insurance reimbursement received in June 2006 for previously incurred legal expenses, and an additional $16 million reduction in other expenses primarily due to lower interest
      expenses, lower legal expenses, and a decrease in general taxes,                                           31

-     effects from other Enterprises operations, including equity method investments,                             5

-     absence of income tax benefits recorded in 2005 at Enterprises resulting from the
      American Jobs Creation Act of 2004,                                                                       (24)

-     mark-to-market losses recorded at CMS ERM in 2006, and                                                    (12)

-     decrease in net income from our electric utility primarily due to increased operating expenses, primarily driven by a planned refueling outage at Palisades, and a reduction in income from the regulatory return on capital expenditures, offset partially by an increase in revenue from an electric rate order, the return to full service-rates of customers previously using alternative energy suppliers, and the effects
      of the resolution of an IRS income tax audit.                                                              (9)
                                                                                                              -----
Total Change                                                                                                  $  45
                                                                                                              =====

                                                           In Millions (except for
                                                              per share amounts)
                                                      ---------------------------------
Six months ended June 30                                2006         2005       Change
------------------------                              --------     --------    --------
Net Income Available to Common Stockholders           $     45     $    177    $   (132)
Basic Earnings Per Share                              $   0.21     $   0.86    $  (0.65)
Diluted Earnings Per Share                            $   0.20     $   0.82    $  (0.62)
                                                      --------     --------    --------

Electric Utility                                      $     66     $     79    $    (13)
Gas Utility                                                 34           55         (21)
Enterprises (Includes the MCV Partnership and
  the FMLP interests)                                      (45)         134        (179)
Corporate Interest and Other                               (13)         (91)         78
Discontinued Operations                                      3            -           3
                                                      --------     --------    --------
Net Income Available to Common Stockholders           $     45     $    177    $   (132)
                                                      ========     ========    ========

For the six months ended June 30, 2006, net income available to common stockholders was $45 million compared to $177 million for 2005. The decrease reflects the impact of gas prices on the market value of certain long-term gas contracts and financial hedges. In order to reflect the market value of these contracts and hedges, mark-to-market losses were recorded in 2006 to reverse partially gains recorded on these assets in 2005. Further contributing to the decrease in net income were increased operating expenses at Enterprises, and decreases in net income at our electric and gas utilities. At our electric utility, the positive effects of recent regulatory activities, and the return to full service-rates of customers previously using alternative energy suppliers were more than offset by increased operating and maintenance expenses. At our gas utility, warmer weather and customer conservation efforts negatively impacted results. These decreases were offset partially by the $62 million impact from the resolution of an IRS income tax audit, an insurance reimbursement for previously incurred legal expenses and additional reductions in corporate interest and other expenses.


                                     CMS-6

                                                          CMS Energy Corporation

Specific changes to net income available to common stockholders for the six months ended June 30, 2006 versus 2005 are:

                                                                                                            In Millions
                                                                                                            -----------
-     decrease in earnings from our ownership interest in the MCV Partnership primarily due to mark-to-market losses on certain long-term gas contracts and financial hedges, which
      reduced partially gains recorded in 2005,                                                               $ (122)

-     mark-to-market losses recorded at CMS ERM in 2006 versus gains recorded in 2005,                           (40)

-     absence of income tax benefits recorded in 2005 at Enterprises resulting from the
      American Jobs Creation Act of 2004,                                                                        (24)

-     decrease in net income from our gas utility primarily due to a reduction in deliveries
      resulting from increased customer conservation efforts and warmer weather in 2006,                         (21)

-     decrease in net income from our electric utility primarily due to increased operating expenses, and a reduction in income from the regulatory return on capital expenditures, offset partially by an increase in revenue from an electric rate order,  the return to full service-rates of customers previously using alternative energy suppliers,
      and the effects of the resolution of an IRS income tax audit,                                              (13)

-     decrease in equity earnings from Enterprises investments,                                                   (3)

-     effects of the resolution of an IRS income tax audit on corporate and Enterprises income
      taxes, primarily for the utilization or the restoration of income tax credits,                              54

-     additional decrease in corporate interest and other expenses due to a $15 million insurance reimbursement received in June 2006 for previously incurred legal expenses, and an additional $17 million reduction in other expenses primarily due to lower interest
      expenses, lower legal expenses, and a decrease in general taxes, and                                        32

-     effects from other Enterprises operations.                                                                   5
                                                                                                              ------
Total Change                                                                                                  $ (132)
                                                                                                              ======


                                     CMS-7

                                                          CMS Energy Corporation

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                      In Millions
                                                                             --------------------
June 30                                                                      2006   2005   Change
-------                                                                      ----   ----   ------
Three months ended                                                           $ 37   $ 46   $   (9)
Six months ended                                                             $ 66   $ 79   $  (13)
                                                                             ====   ====   ======

                                                  Three Months Ended           Six Months Ended
Reasons for the change:                         June 30, 2006 vs. 2005      June 30, 2006 vs. 2005
-----------------------                         ----------------------      ----------------------
Electric deliveries                                   $       60                  $      119
Power supply costs and related revenue                         3                          12
Other operating expenses, other income, and
  non-commodity revenue                                      (71)                       (130)
Regulatory return on capital expenditures                     (8)                        (21)
General taxes                                                 (1)                         (1)
Interest charges                                              (3)                         (2)
Income taxes                                                  11                          10
                                                      ----------                   ---------
Total change                                          $       (9)                  $      (13)
                                                      ==========                   ==========

ELECTRIC DELIVERIES: For the three months ended June 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.2 billion kWh or 2.1 percent versus 2005. For the six months ended June 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.3 billion kWh or 1.8 percent versus 2005. The decrease in electric deliveries for both periods is primarily due to weather. Despite lower electric deliveries, electric delivery revenue increased primarily due to an electric rate order, increased surcharge revenue, and the return to full-service rates of customers previously using alternative energy suppliers.

In December 2005, the MPSC issued an order authorizing an annual rate increase of $86 million for service rendered on and after January 11, 2006. As a result of this order, electric delivery revenues increased $23 million for the three months ended June 30, 2006 and $43 million for the six months ended June 30, 2006 versus the same periods in 2005.

Effective January 1, 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $12 million for the three months ended June 30, 2006 and $23 million for the six months ended June 30, 2006 versus the same periods in 2005. In addition, on January 1, 2006, we began recovering customer choice transition costs from our residential customers, thereby increasing electric delivery revenue by another $2 million for the three months ended June 30, 2006 and $5 million for the six months ended June 30, 2006 versus the same periods in 2005.

The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers. This amount represents a decrease of 62 percent of ROA load compared to June 30, 2005. The return of former ROA customers to full-service rates increased electric revenues $15 million for the three months ended June 30, 2006 and $28 million for the six months ended June 30, 2006 versus the same periods in 2005.


                                     CMS-8

                                                          CMS Energy Corporation

POWER SUPPLY COSTS AND RELATED REVENUE: In 2005, power supply costs exceeded power supply revenue due to rate caps for our residential customers. Rate caps for our residential customers expired on December 31, 2005. In 2006, the absence of rate caps allows us to record power supply revenue to offset fully our power supply costs. Our ability to recover fully these power supply costs resulted in a $3 million increase to electric revenue for the three months ended June 30, 2006 and $12 million for the six months ended June 30, 2006 versus the same periods in 2005.

OTHER OPERATING EXPENSES, OTHER INCOME AND NON-COMMODITY REVENUE: For the three months ended June 30, 2006, other operating expenses increased $73 million, other income increased $3 million, and non-commodity revenue decreased $1 million versus 2005. For the six months ended June 30, 2006, other operating expenses increased $135 million, other income increased $8 million, and non-commodity revenue decreased $3 million versus 2005.

The increase in other operating expenses reflects higher operating and maintenance expense, customer service expense, depreciation and amortization expense, and pension and benefit expense. Operating and maintenance expense increased primarily due to costs related to a planned refueling outage at our Palisades nuclear plant, and higher tree trimming and storm restoration costs. Higher customer service expense reflects contributions, which started in January 2006 pursuant to a December 2005 MPSC order, to a fund that provides energy assistance to low-income customers. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense reflects changes in actuarial assumptions in 2005, and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers.

The increase in other income is primarily due to higher interest income and the absence, in 2006, of expenses recorded in 2005 associated with the early retirement of debt. The decrease in non-commodity revenue is primarily due to a decrease in capital-related services provided to METC in 2006 versus 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The $8 million decrease for the three months ended June 30, 2006 and $21 million decrease for the six months ended June 30, 2006 versus the same periods in 2005, is due to lower income associated with recording a return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act. In December 2005, the MPSC issued an order that authorized us to recover $333 million of Section 10d(4) costs. The order authorized recovery of a lower level of costs versus the level used to record 2005 income.

GENERAL TAXES: For the three and six months ended June 30, 2006, the increase in general taxes reflect higher MSBT expense, offset partially by lower property tax expense.

INTEREST CHARGES: For the three and six months ended June 30, 2006, interest charges increased primarily due to adjustments made in connection with an IRS income tax audit. The settlement recognized that Consumers' taxable income for prior years was higher than originally filed, resulting in the accrual of interest on the additional tax liability for these prior years.

INCOME TAXES: For the three and six months ended June 30, 2006, income taxes decreased versus 2005 primarily due to lower earnings by the electric utility and the resolution of an IRS income tax audit, which resulted in a $4 million income tax benefit primarily for the utilization or restoration of income tax credits.


                                     CMS-9

                                                          CMS Energy Corporation

GAS UTILITY RESULTS OF OPERATIONS

                                                                                           In Millions
                                                                                ----------------------
June 30                                                                         2006    2005    Change
-------                                                                         ----    ----    ------
Three months ended                                                              $ (3)   $ (3)   $    -
Six months ended                                                                $ 34    $ 55    $  (21)
                                                                                ====    ====    ======

                                                    Three Months Ended             Six Months Ended
Reasons for the change:                           June 30, 2006 vs. 2005        June 30, 2006 vs. 2005
-----------------------                           ----------------------        ----------------------
Gas deliveries                                           $     (5)                    $    (36)
Gas wholesale and retail services, other gas
   revenues and other income                                    6                           11
Operation and maintenance                                       1                           (2)
General taxes and depreciation                                 (2)                          (5)
Interest charges                                               (3)                          (3)
Income taxes                                                    3                           14
                                                         --------                     --------
Total change                                             $      -                     $    (21)
                                                         ========                     ========

GAS DELIVERIES: For the three months ended June 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 6 bcf or 12 percent. The decrease in gas deliveries is due to increased customer conservation efforts in response to higher gas prices and warmer than normal weather.

For the six months ended June 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 28 bcf or 14.4 percent. The decrease in gas deliveries is primarily due to warmer weather in 2006 versus 2005 and increased customer conservation efforts in response to higher gas prices. Average temperatures during the six-month period in 2006 were 4.3 percent warmer than 2005.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three and six months ended June 30, 2006, the increase is related primarily to increased gas wholesale and retail services revenue.

OPERATION AND MAINTENANCE: For the three months ended June 30, 2006, operation and maintenance expenses decreased versus 2005 primarily due to a reduction in our injuries and damages expense, offset partially by higher pension and benefit expense and customer service expense. Pension and benefit expense reflects changes in actuarial assumptions, and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

For the six months ended June 30, 2006, operation and maintenance expenses increased versus 2005 primarily due to higher pension and benefit expense and customer service expense. Pension and benefit expense reflects changes in actuarial assumptions, and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

GENERAL TAXES AND DEPRECIATION: For the three and six months ended June 30, 2006, depreciation expense increased versus 2005 primarily due to higher plant in service. The increase in general taxes reflects higher MSBT expense, partially offset by lower property tax expense.


                                     CMS-10

                                                          CMS Energy Corporation

INTEREST CHARGES: For the three and six months ended June 30, 2006, interest charges increased primarily due to adjustments made in connection with an IRS income tax audit.

INCOME TAXES: For the three and six months ended June 30, 2006, income taxes decreased versus 2005 primarily due to lower earnings by the gas utility and the resolution of an IRS income tax audit, which resulted in a $3 million income tax benefit primarily for the utilization or restoration of income tax credits.

ENTERPRISES RESULTS OF OPERATIONS

                                                                                             In Millions
                                                                               -------------------------
June 30                                                                         2006      2005    Change
-------                                                                        ------    ------   ------
Three months ended                                                             $    4    $   29   $  (25)
Six months ended                                                               $  (45)   $  134   $ (179)
                                                                               ======    ======   ======

                                                           Three Months Ended         Six Months Ended
Reasons for the change:                                  June 30, 2006 vs. 2005    June 30, 2006 vs. 2005
-----------------------                                  ----------------------    ----------------------
Operating revenues                                              $     84                 $    121
Cost of gas and purchased power                                      (95)                    (197)
Fuel costs mark-to-market at the MCV Partnership                      (3)                    (368)
Earnings from equity method investees                                (14)                      (9)
Gain on sale of assets                                                (2)                      (5)
Operation and maintenance                                              -                      (17)
General taxes, depreciation, and other income, net                    15                       47
Fixed charges                                                         14                        3
Minority interest                                                    (14)                     167
Income taxes                                                         (10)                      79
                                                                --------                 --------
Total change                                                    $    (25)                $   (179)
                                                                ========                 ========

OPERATING REVENUES: For the three and six months ended June 30, 2006, operating revenues increased versus 2005 due to the impact of increased production at our Takoradi plant, which is contracted to provide power when local hydro-generating plants are unable to meet demand. Also contributing to the increase was increased customer demand at our South American facilities and increased third-party gas sales at CMS ERM. These increases were offset partially by mark-to-market losses on gas contracts at CMS ERM compared to gains in 2005.

COST OF GAS AND PURCHASED POWER: For the three and six months ended June 30, 2006, cost of gas and purchased power increased versus 2005. The increase in expense is primarily due to increased fuel costs related to increased production at Takoradi. Also contributing to the increase are higher gas prices and an increase in fuel and power purchases in order to meet customer demand, primarily in South America.

FUEL COSTS MARK-TO-MARKET AT THE MCV PARTNERSHIP: For the three months ended June 30, 2006, the fuel costs mark-to-market adjustments of certain long-term gas contracts and financial hedges at the MCV Partnership decreased operating earnings due to decreased gas prices versus smaller losses in 2005.

For the six months ended June 30, 2006, the fuel costs mark-to-market adjustments at the MCV Partnership


                                     CMS-11

                                                          CMS Energy Corporation

decreased operating earnings due to the impact of gas prices on the market value of certain long-term gas contracts and financial hedges. In order to reflect the market value of these contracts and hedges, mark-to-market losses were recorded in 2006 to reduce partially gains recorded on these assets in 2005. The 2005 gains were primarily due to the marking-to-market of certain long term gas contracts and financial hedges that, as a result of the implementation of the RCP, no longer qualified as normal purchases or cash flow hedges.

EARNINGS FROM EQUITY METHOD INVESTEES: For the three months ended June 30, 2006, equity earnings decreased by $14 million versus 2005. Contributing to this decrease was the establishment of a tax reserve related to some of our foreign investments and lower earnings at GasAtacama. These decreases were offset partially by mark-to-market gains on interest rate swaps associated with our investment in Taweelah, compared to losses recorded on these instruments in the same period of 2005.

For the six months ended June 30, 2006, equity earnings decreased $9 million versus 2005. This decrease was due to the establishment of a tax reserve related to some of our foreign investments and lower earnings at GasAtacama. These decreases were offset partially by mark-to-market gains on interest rate swaps associated with our investment in Taweelah, compared to losses recorded on these instruments in the same period of 2005. The decreases were also reduced partially by higher earnings at Neyveli, due to the absence in 2006 of expenses related to a forced outage and a penalty on coal purchase commitments, which were recorded in 2005.

GAIN ON SALE OF ASSETS: For the three months ended June 30, 2006, there were no gains or losses on asset sales versus a $2 million gain on the sale of SLAP in 2005.

For the six months ended June 30, 2006, there were no gains or losses on asset sales versus a $3 million gain on the sale of GVK and a $2 million gain on the sale of SLAP in 2005.

OPERATION AND MAINTENANCE: For the six months ended June 30, 2006, operation and maintenance expenses increased due to higher salaries and benefits, primarily at South American subsidiaries, and increased expenditures related to prospecting initiatives.

GENERAL TAXES, DEPRECIATION AND OTHER INCOME, NET: For the three and six months ended June 30, 2006, the net of general tax expense, depreciation and other income increased operating income compared to 2005. This is primarily due to lower depreciation expense at the MCV Partnership resulting from the impairment of property, plant, and equipment and higher interest income. These increases were offset partially by higher general taxes, primarily at South American subsidiaries.

FIXED CHARGES: For the three and six months ended June 30, 2006, fixed charges decreased due to lower interest expense at the MCV Partnership as the result of lower debt levels, offset partially by higher interest expense from an increase in subsidiary debt and interest rates.

MINORITY INTEREST: For the three months ended June 30, 2006, minority owners shared in a portion of the losses at our subsidiaries. The allocation of losses to minority owners increased our net income for the period. For the three months ended June 30, 2005, minority interest owners shared in a portion of larger losses at our subsidiaries. The losses in 2006 and 2005 were primarily due to activities at the MCV Partnership.

For the six months ended June 30, 2006, minority owners shared in a portion of the losses at our subsidiaries versus sharing in the profits of these subsidiaries in 2005. The losses in 2006 and the profits in 2005 were primarily due to activities at the MCV Partnership.


                                     CMS-12

                                                          CMS Energy Corporation

INCOME TAXES: For the three months ended June 30, 2006, the income tax benefit was lower versus 2005. The benefit in 2006 was due to the resolution of an IRS income tax audit, which resulted in an $8 million income tax benefit primarily for the utilization or restoration of income tax credits. The 2005 benefit was due to income tax benefits related to the American Jobs Creation Act of 2004, offset partially by higher earnings.

For the six months ended June 30, 2006, we recognized income tax benefits versus income tax expense in 2005. The benefit in 2006 was due to the resolution of an IRS income tax audit, which resulted in an $8 million income tax benefit primarily for the utilization or restoration of income tax credits. The income tax expense in 2005 was due to higher earnings offset partially by the income tax benefits related to the American Jobs Creation Act of 2004.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                                                In Millions
                                                     ----------------------
June 30                                              2006    2005    Change
-------                                              ----    ----    ------
Three months ended                                   $ 32    $(45)   $   77
Six months ended                                     $(13)   $(91)   $   78
                                                     ====    ====    ======

For the three months ended June 30, 2006, net income from corporate interest and other was $32 million versus net expenses of $45 million in 2005. The $77 million change reflects the resolution of an IRS income tax audit, which resulted in a $46 million income tax benefit primarily for the utilization or restoration of income tax credits. Also contributing to the change was an insurance reimbursement received in June 2006 for previously incurred legal expenses.

For the six months ended June 30, 2006, net expense from corporate interest and other was $13 million versus net expenses of $91 million in 2005. The decrease reflects the resolution of an IRS income tax audit, which resulted in a $46 million income tax benefit primarily for the utilization or restoration of income tax credits. Also contributing to the change was an insurance reimbursement received in June 2006 for previously incurred legal expenses.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A.

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


                                     CMS-13

                                                          CMS Energy Corporation

probable and the amount of loss can be reasonably estimated. The recording of estimated liabilities for contingencies is guided by the principles in SFAS No.
5. We consider many factors in making these assessments, including the history and specifics of each matter.

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have provided adequately for any likely outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis. In July 2006, the FASB issued a new interpretation on the recognition and measurement of uncertain tax positions. For additional details, see the "New Accounting Standards Not Yet Effective"
section included in this MD&A.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. For additional details on accounting for financial instruments, see Note 5, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We account for derivative instruments in accordance with SFAS No. 133. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2005. For additional details on accounting for derivatives, see
Note 5, Financial and Derivative Instruments.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at June 30, 2006:

                                                              Interest Rates (%)      Volatility Rates (%)
                                                              ------------------      --------------------
Long-term gas contracts associated with the MCV
     Partnership                                                  5.33 - 5.68                31 - 69
Gas-related option contracts                                         4.90                      59
Electricity-related option contracts                                 4.90                   119 - 158

Establishment of the Midwest Energy Market: In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will


                                     CMS-14

                                                          CMS Energy Corporation

continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan. If an active market develops in the future, some of our electric purchase and sale contracts may qualify as derivatives. However, we believe that we would be able to apply the normal purchases and sales exception of SFAS No. 133 to these contracts and, therefore, would not be required to mark these contracts to market.

Implementation of the RCP: As a result of implementing the RCP in 2005, a significant portion of the MCV Partnership's long-term gas contracts no longer qualify as normal purchases because the gas will not be used to generate electricity or steam. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, certain of the MCV Partnership's natural gas futures and swap contracts, which are used to hedge variable-priced long-term gas contracts, no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. As a result of recording the changes in fair value of these long-term gas contracts and the related futures, options, and swaps to earnings, the MCV Partnership has recognized the following losses in 2006:

                                                                 In Millions
                                       -------------------------------------
                                                       2006
                                       -------------------------------------
                                         First        Second        Year to
                                        Quarter       Quarter         Date
                                       ---------     ---------     ---------
Long-term gas contracts                $    (111)    $     (34)    $    (145)
Related futures, options, and swaps          (45)           (8)          (53)
                                       ---------     ---------     ---------
Total                                  $    (156)    $     (42)    $    (198)
                                       =========     =========     =========

These losses, shown before consideration of tax effects and minority interest, are included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both its long-term gas contracts and its futures, options, and swap contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $58 million associated with the fair value of these contracts on our Consolidated Balance Sheets at June 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased and the futures, options, and swaps settle, with the remainder reversing between 2008 and 2011. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

At the closing of this sale, these assets, which represent cumulative net mark-to-market gains, will be sold in conjunction with the sale of our ownership interest. As a result, we will no longer record the fair value of these long-term gas contracts or the related futures, options, and swaps on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income. Additionally, at June 30, 2006, we have recorded a cumulative net gain of $39 million, net of tax and minority interest, in Accumulated other comprehensive loss representing our proportionate share of the cash flow hedges held by the MCV


                                     CMS-15

                                                          CMS Energy Corporation

Partnership. At the closing of the sale of our interest, this amount, adjusted for any additional changes in fair value, will be reclassified and recognized in earnings.

Any changes in the fair value of these contracts recognized before the closing will not affect the purchase price of our ownership interest in the MCV Partnership. For additional details on the sale of our interest in the MCV Partnership, see the "Other Electric Utility Business Uncertainties - MCV Underrecoveries" section in this MD&A and Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. There have been no material changes to the accounting for CMS ERM's contracts since the year ended December 31, 2005.

We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at June 30, 2006:

                                                                                           In Millions
                                                                       -------------------------------
                                                                        Non-
                                                                       Trading     Trading      Total
                                                                       -------     -------     -------
Fair value of contracts outstanding at December 31, 2005               $   (63)    $   100     $    37
Fair value of new contracts when entered into during the period (a)          -          (1)         (1)
Contracts realized or otherwise settled during the period                    7         (13)         (6)
Other changes in fair value (b)                                             (8)        (42)        (50)
                                                                       -------     -------     -------
Fair value of contracts outstanding at June 30, 2006                   $   (64)    $    44     $   (20)
                                                                       =======     =======     =======

(a) Reflects only the initial premium payments (receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in price and net increase (decrease) of forward positions as well as changes to present value and credit reserves.

Fair Value of Non-Trading Contracts at June 30, 2006                                         In Millions
--------------------------------------------------------------------------------------------------------
                                                                      Maturity (in years)
                                               Total      ----------------------------------------------
Source of Fair Value                         Fair Value   Less than 1   1 to 3   4 to 5   Greater than 5
--------------------                         ----------   -----------   ------   ------   --------------
Prices actively quoted                         $   -         $   -      $   -    $   -        $   -
Prices obtained from external
   sources or based on models and
   other valuation methods                       (64)          (12)       (21)     (31)           -
                                               -----         -----      -----    -----        -----
Total                                          $ (64)        $ (12)     $ (21)   $ (31)       $   -
                                               =====         =====      =====    =====        =====

Fair Value of Trading Contracts at June 30, 2006                                             In Millions
--------------------------------------------------------------------------------------------------------
                                                                      Maturity (in years)
                                               Total      ----------------------------------------------
Source of Fair Value                         Fair Value   Less than 1   1 to 3   4 to 5   Greater than 5
--------------------                         ----------   -----------   ------   -------  --------------
Prices actively quoted                         $ (54)        $ (18)     $ (36)   $    -       $   -
Prices obtained from external
   sources or based on models and
   other valuation methods                        98            22         45        31           -
                                               -----         -----      -----    ------       -----
Total                                          $  44         $   4      $   9    $   31       $   -
                                               =====         =====      =====    ======       =====


                                     CMS-16

                                                          CMS Energy Corporation

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since December 31, 2005. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.

Interest Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of 10 percent):

                                                                                          In Millions
                                                                   ----------------------------------
                                                                   June 30, 2006    December 31, 2005
                                                                   -------------    -----------------
Variable-rate financing -- before-tax annual earnings exposure          $  2               $  4
Fixed-rate financing -- potential REDUCTION in fair value (a)            222                223

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Certain equity method investees have entered into interest rate swaps. These instruments are not required to be included in the sensitivity analysis, but can have an impact on financial results.

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                          In Millions
                                                                  -----------------------------------
                                                                  June 30, 2006     December 31, 2005
                                                                  -------------     -----------------
Potential REDUCTION in fair value:
Non-trading contracts
    Gas supply option contracts                                       $   -              $   1
    CMS ERM gas forward contracts                                         1                  -
    Derivative contracts associated with the MCV Partnership:
        Long-term gas contracts                                          19                 39
        Gas futures, options, and swaps                                  34                 48

Trading contracts
    Electricity-related option contracts                                  -                  2
    Electricity-related swaps                                            11                 13
    Gas-related option contracts                                          1                  1
    Gas-related swaps and futures                                         2                  4

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                           In Millions
                                                                   -----------------------------------
                                                                   June 30, 2006     December 31, 2005
                                                                   -------------     -----------------
Potential REDUCTION in fair value of available-for-sale equity
  securities (primarily SERP investments):                              $  5               $  5

Consumers maintains trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning. At June 30, 2006 and December 31, 2005, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and


                                     CMS-17

                                                          CMS Energy Corporation

are recorded at fair value on our Consolidated Balance Sheets. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through Consumers' electric rates, fluctuations in equity prices or interest rates do not affect our earnings or cash flows.

For additional details on market risk and derivative activities, see Note 5, Financial and Derivative Instruments. For additional details on nuclear plant decommissioning at Big Rock and Palisades, see the "Other Electric Utility Business Uncertainties - Nuclear Matters" section included in this MD&A.

OTHER

Other accounting policies important to an understanding of our results of operations and financial condition include:

      -     accounting for long-lived assets and equity method investments,

      -     accounting for the effects of industry regulation,

      -     accounting for pension and OPEB,

      -     accounting for asset retirement obligations, and

      -     accounting for nuclear decommissioning costs.

These accounting policies were disclosed in our 2005 Form 10-K/A and there have been no subsequent material changes.

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

      -     results of operations,

      -     capital expenditures,

      -     energy commodity costs,

      -     contractual obligations,

      -     regulatory decisions,

      -     debt maturities,

      -     credit ratings,

      -     working capital needs, and

      -     collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries. We have credit agreements with our commodity suppliers and those agreements contain terms that have resulted in margin calls. Additional margin calls or other credit support may be required if agency ratings are lowered or if market conditions remain unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in 2005 and the MCV Partnership fuel cost mark-to-market charges during 2006, Consumers' ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million through December 31, 2006. After December 31, 2006, Consumers' ability to


                                     CMS-18

                                                          CMS Energy Corporation

issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage ratio.

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

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2006, $918 million consolidated cash was on hand, which includes $67 million of restricted cash and $273 million from entities consolidated pursuant to FASB Interpretation No. 46(R).

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the six months ended June 30, 2006, Consumers paid $40 million in common stock dividends to CMS Energy.

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                            In Millions
                                                          --------------
Six months ended June 30                                  2006     2005
------------------------                                  -----    -----
Net cash provided by (used in):
   Operating activities                                   $ 489    $ 480
   Investing activities                                    (250)    (110)
                                                          -----    -----
Net cash provided by operating and investing activities     239      370
   Financing activities                                    (236)     (27)
Effect of exchange rates on cash                              1        1
                                                          -----    -----
Net Increase in Cash and Cash Equivalents                 $   4    $ 344
                                                          =====    =====

OPERATING ACTIVITIES: For the six months ended June 30, 2006, net cash provided by operating activities was $489 million, an increase of $9 million versus 2005. This was the result of a decrease in accounts receivable, cash proceeds from the sale of excess sulfur dioxide allowances, and a return of funds formerly held as collateral under certain gas hedging arrangements. This activity was offset by decreases in accounts payable and the MCV Partnership gas supplier funds on deposit. The decrease in accounts receivable was primarily due to the expiration of emergency rules initiated by the MPSC, which delayed customer payments during the heating season. The decrease in the MCV Partnership gas supplier funds on deposit was the result of refunds to suppliers from decreased exposure due to declining gas prices in 2006. The decrease in accounts payable was mainly due to payments for higher priced gas that were accrued as of December 31, 2005.

INVESTING ACTIVITIES: For the six months ended June 30, 2006, net cash used in investing activities was $250 million, an increase of $140 million versus 2005. This was primarily due to the absence of short-term investment proceeds, the absence of proceeds from asset sales, an increase in capital expenditures, and an increase in notes receivable. This activity was offset by a release of restricted cash in February 2006, which we used to extinguish long-term debt-related parties.


                                     CMS-19

                                                          CMS Energy Corporation

FINANCING ACTIVITIES: For the six months ended June 30, 2006, net cash used in financing activities was $236 million, an increase of $209 million versus 2005. This was primarily due to a decrease in proceeds from common stock issuances of $271 million.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

DEBT CREDIT RATINGS: In June 2006, Moody's placed the debt ratings of CMS Energy under review for possible upgrade. Moody's also affirmed CMS Energy's liquidity rating and revised the debt rating outlook for Consumers to stable from negative.

OFF-BALANCE SHEET ARRANGEMENTS: CMS Energy and certain of its subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third-parties. These arrangements include indemnifications, letters of credit, surety bonds, and financial and performance guarantees. For details on guarantee arrangements, see Note 2, Contingencies, "Other Contingencies - FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

SALE OF ACCOUNTS RECEIVABLE: For details on the sale of accounts receivable, see
Note 3, Financings and Capitalization.

OUTLOOK

CORPORATE OUTLOOK

Over the next few years, our business strategy will focus on managing cash flow issues, reducing parent company debt, maintaining and growing earnings, reducing risk, and positioning us to make new investments that complement our strengths.

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: Summer 2005 temperatures were higher than historical averages, leading to increased demand from electric customers. In 2006, we project electric deliveries will decline less than one percent from 2005 levels. This short-term outlook assumes a stabilizing economy and normal weather conditions throughout the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of about one and one-half percent per year. However, such growth is dependent on a modestly growing customer base and a stabilizing Michigan economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.


                                     CMS-20

                                                          CMS Energy Corporation

ELECTRIC RESERVE MARGIN: We have a reserve margin of approximately 11 percent for summer 2006, or supply resources equal to 111 percent of projected firm summer peak load. The 2006 supply resources of 111 percent come from our electric generating plants, long-term power purchase contracts, and other contractual arrangements. We have purchased capacity and energy contracts covering the reserve margin requirements for 2006 and covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we recognized an asset of $75 million for unexpired capacity and energy contracts at June 30, 2006. Upon the completion of the sale of the Palisades plant, the power purchase agreement will offset, for the term of the agreement, the reduction in the owned capacity represented by the Palisades plant.

The MCV PPA is not affected by our agreement to sell our interest in the MCV Partnership. After September 15, 2007, we expect to exercise our claim for relief under the regulatory out provision in the MCV PPA. If we are successful in exercising our claim, the MCV Partnership has the right to terminate the MCV PPA, which could impact our reserve margin status.

ELECTRIC TRANSMISSION EXPENSES: METC, which provides electric transmission service to us, increased substantially the transmission rates it charges us in 2006. The increased rates are subject to refund and to reduction based on the outcome of hearings at the FERC scheduled for December 2006. We are attempting to recover these costs through our 2006 PSCR plan case. The PSCR process allows recovery of all reasonable and prudent power supply costs. However, we cannot predict when recovery of these transmission costs will commence. To the extent that we incur and are unable to collect these increased costs in a timely manner, our cash flows from electric utility operations will be affected negatively. For additional details, see Note 2, Contingencies, "Consumers' Electric Utility Rate Matters - Power Supply Costs."

In May 2006, ITC, a company that operates electric transmission facilities through a wholly owned subsidiary, including the transmission system within Detroit Edison's territory, filed an application with the FERC to acquire METC. The FERC subsequently delayed hearings concerning the METC transmission rates. We will continue to participate in the FERC proceeding concerning the METC transmission rates and the FERC proceeding concerning ITC's proposed acquisition of METC. We are unable to predict the nature and timing of any action by the FERC on transmission rates or if and when the ITC's purchase of METC will be completed.

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. In November 2005, General Motors Corporation, a large industrial customer of Consumers, announced plans to reduce certain manufacturing operations in Michigan. However, since the targeted operations are outside of our service territory, we do not anticipate a significant impact on electric utility revenue. In March 2006, Delphi Corporation, also a large industrial customer of Consumers with six facilities in our service territory, announced plans to sell or close all but one of their manufacturing operations in Michigan as part of their bankruptcy restructuring. Our electric utility operations are not dependent upon a single customer, or even a few customers, and customers in the automotive sector constitute 4 percent of our total electric revenue. In addition, returning former ROA industrial customers will benefit our electric utility revenue. However, we cannot predict the impact of these restructuring plans or possible future actions by other industrial customers.

THE ELECTRIC CAPACITY NEED FORUM: In January 2006, the MPSC Staff issued a report on future electric capacity in the state of Michigan. The report indicated that existing generation resources are adequate in the short term, but could be insufficient to maintain reliability standards by 2009. The report also indicated that new coal-fired baseload generation may be needed by 2011. The MPSC Staff recommended an approval and bid process for new power plants. To address revenue stability risks, the Staff also proposed a special reliability charge that a utility would assess on all electric distribution customers. In April 2006, the governor of Michigan issued an executive directive calling for the development of a comprehensive energy plan for the state of Michigan. The directive calls for the Chairman of the MPSC, working in cooperation


                                     CMS-21

                                                          CMS Energy Corporation

with representatives from the public and private sectors, to make recommendations on Michigan's energy policy by the end of 2006. We will continue to participate as the MPSC addresses future electric capacity needs.

BURIAL OF OVERHEAD POWER LINES: The City of Taylor, a municipality located in Wayne county, Michigan, passed an ordinance that required Detroit Edison to bury a section of overhead power lines at Detroit Edison's expense. In September 2004, the Michigan Court of Appeals upheld a lower court decision affirming the legality of the ordinance over Detroit Edison's objections. Other municipalities in our service territory adopted, or proposed the adoption of, similar ordinances. Detroit Edison appealed the Michigan Court of Appeals ruling to the Michigan Supreme Court. In May 2006, the Michigan Supreme Court ruled in favor of Detroit Edison. The Court found that the MPSC has primary jurisdiction over this issue and accordingly, the Taylor ordinance is subject to any applicable rules and regulations of the MPSC, including issues concerning who should bear the expense of underground facilities. If incurred, we would seek recovery of these costs from the municipality, or from our customers located in the municipality, subject to MPSC approval.

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

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million. As of June 2006, we have incurred $634 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $185 million of capital expenditures will be made in 2006 through 2011. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet this rule by year round operation of our selective catalytic reduction control technology units and installation of flue gas desulfurization scrubbers at an estimated total cost of $960 million, to be incurred by 2014.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. We anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.


                                     CMS-22

                                                          CMS Energy Corporation

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

Greenhouse gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including potentially carbon dioxide. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any of these rules and their effect on our operations and financial results.

To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we stay abreast of greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. Fish kill reduction studies are required to be submitted to the EPA in 2007 and 2008. EPA compliance options in the rule are currently being challenged in court and we will finalize our cost estimates in 2008, when a decision on the final rule is anticipated. We expect to implement the EPA approved process from 2009 to 2011.

For additional details on electric environmental matters, see Note 2, Contingencies, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers, which represents 4 percent of our total distribution load. It is difficult to predict future ROA customer trends.

Section 10d(4) Regulatory Assets: In December 2005, the MPSC issued an order that authorized us to recover $333 million in Section 10d(4) costs. Instead of collecting these costs evenly over five years, the order instructed us to collect 10 percent of the regulatory asset total in the first year, 15 percent in the second year, and 25 percent in each of the third, fourth, and fifth years. In January 2006, we filed a petition for rehearing with the MPSC that disputed the aspect of the order dealing with the timing of our collection of these costs. In April 2006, the MPSC issued an order that denied our petition for rehearing.

Stranded Costs: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs.

In March 2006, the ALJ in our 2004 PSCR reconciliation case issued a Proposal for Decision recommending that we use a greater portion of our net sales of excess power into the bulk electricity market to offset our 2004 PSCR costs, rather than 2004 Stranded Costs. In June 2006, the ALJ issued a Proposal for Decision in our 2004 Stranded Cost case recommending that the MPSC find that we had no Stranded Costs in 2004. If the MPSC adopts the ALJ recommendations, earnings would be impacted adversely by $10 million. We cannot predict the outcome of these proceedings.


                                     CMS-23

                                                          CMS Energy Corporation

Through and Out Rates: From December 2004 to March 2006, we paid a transitional charge pursuant to a FERC order eliminating regional "through and out" rates. In May 2006, the FERC approved an agreement between the PJM RTO transmission owners and Consumers concerning these transitional charges. The agreement resolves all issues regarding transitional charges for Consumers and eliminates the potential for refunds or additional charges to Consumers. In May 2006, Baltimore Gas & Electric filed a notice of withdrawal from the settlement. Consumers, PJM, and others filed responses with the FERC on this matter. The FERC has not ruled on whether the notice of withdrawal is effective, but we do not believe this action will have any material impact on us.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 2, Contingencies, "Consumers' Electric Utility Restructuring Matters," and "Consumers' Electric Utility Rate Matters."

OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES

MCV UNDERRECOVERIES: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility.

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments to pay $85 million, subject to certain conditions and reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million. The MCV PPA and the associated customer rates are not affected by the sale. We are targeting to close on the sale before the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The MPSC has established a contested case proceeding schedule, which will allow for a decision from the MPSC by the end of 2006. We cannot predict the timing or the outcome of the MPSC's decision. We further cannot predict with certainty whether or when this transaction will be completed.

For additional details on the sale of our interests in the MCV Partnership and the FMLP, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies -- The Midland Cogeneration Venture", and the Stock Purchase Agreement, which is attached as Exhibit 10c to this filing.

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $55 million in 2006 and $39 million in 2007. However, Consumers' direct savings


                                     CMS-24

                                                          CMS Energy Corporation

from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

      - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

      -     eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership. If the MCV Partnership terminates the MCV PPA, we would be required to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Sale of Nuclear Assets: In July 2006, we reached an agreement to sell Palisades and the Big Rock Independent Spent Fuel Storage Installation (ISFSI) for $380 million to Entergy. The sales price reflects a $35 million premium above the estimated Palisades asset values at the closing date after accounting for estimated sales-related costs. This premium is expected to benefit our customers. Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. At the date of close, decommissioning trust assets are estimated to be $566 million. Consumers will retain $200 million of these funds at the time of close and will be entitled to receive a return of $116 million of decommissioning trust fund assets, pending either a favorable federal tax ruling regarding the release of the funds or, if the funds are available, after decommissioning of the Palisades site is complete. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory approval. We expect that a portion of the proceeds will benefit our customers. We plan to use the cash that we retain from the sale to reduce debt.

As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. During the term of the PPA, Entergy is obligated to supply, and we are obligated to take, all capacity and energy from the Palisades plant, exclusive of uprates above the plant's presently specified capacity. When the plant is not operating or is derated, under certain circumstances, Entergy can elect to provide replacement power from another source at the rates set in the PPA. Otherwise, we would have to obtain replacement power from the market. However, we are only obligated to pay Entergy for capacity and energy actually delivered by Entergy either from the plant or from an allowable replacement source chosen by Entergy. If Entergy schedules a plant outage in June, July or August, Entergy is required to provide replacement power at PPA rates. There are significant penalties incurred by Entergy if the delivered energy fails to achieve a minimum capacity factor level during July and August. Over the term of the PPA, the pricing is structured such that Consumers' ratepayers will retain the benefits of the Palisades plant's low-cost nuclear generation.


                                     CMS-25

                                                          CMS Energy Corporation

The sale is subject to various regulatory approvals, including the MPSC's approval of the power purchase agreement, the FERC's approval for Entergy to sell power to us under the PPA and other related matters, the NRC's approval of the transfer of the operating license to Entergy and other related matters, and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The final purchase price will be subject to various closing adjustments such as working capital and capital expenditure adjustments, adjustments for nuclear fuel usage and inventory, and the date of closing. We are targeting to complete the sale in the first quarter of 2007. However, the sale agreement can be terminated if the closing does not occur within 18 months of the execution of the agreement. The closing can be extended for up to six months to accommodate delays in receiving regulatory approval. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be completed.

For additional details on the sale of Palisades and the Big Rock ISFSI, see the Asset Sale Agreement and the Power Purchase Agreement, which are attached as Exhibits 10a and 10b to this filing.

Big Rock: Decommissioning of the site is nearing completion. Demolition of the last remaining plant structure, the containment building, and removal of remaining underground utilities and temporary office structures is expected to be complete by the end of the third quarter of 2006. Final radiological surveys will then be completed to ensure that the site meets all requirements for free, unrestricted release in accordance with the NRC approved License Termination Plan (LTP) for the project. We anticipate NRC approval to return approximately 475 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. An area of approximately 105 acres encompassing the Big Rock ISFSI, where eight casks loaded with spent fuel and other high-level radioactive material are stored, has been sold to Entergy. We will be required to pay Entergy $30 million for accepting responsibility for the storage and disposal of these materials.

Palisades: The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of June 2006, we have loaded 29 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007.

For additional details on nuclear plant decommissioning at Big Rock and Palisades, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies -- Nuclear Plant Decommissioning."

GAS UTILITY BUSINESS OUTLOOK

GROWTH: In 2006, we project gas deliveries will decline by four percent, on a weather-adjusted basis, from 2005 levels due to increased conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to be relatively flat. Actual gas deliveries in future periods may be affected by:

      -     fluctuations in weather patterns,

      -     use by independent power producers,

      -     competition in sales and delivery,

      -     changes in gas commodity prices,

      -     Michigan economic conditions,


                                     CMS-26

                                                          CMS Energy Corporation

      -     the price of competing energy sources or fuels, and

      -     gas consumption per customer.

GAS UTILITY BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 2, Contingencies, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 2, Contingencies, "Consumers' Gas Utility Rate Matters -- Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

      - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

      - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

      - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.


                                     CMS-27

                                                          CMS Energy Corporation

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

ENTERPRISES OUTLOOK

We are evaluating new development prospects outside of our current asset base to determine whether they fit within our business strategy. These and other investment opportunities for Enterprises will be considered for risk, rate of return, and consistency with our business strategy. Meanwhile, we plan to continue restructuring our Enterprises business with the objective of narrowing the focus of our operations to primarily North America and the Middle East/North Africa. We will continue to sell designated assets and investments that are not consistent with this focus. The percentage of our future earnings relating to our equity method investments may increase and our total future earnings may depend more significantly upon the performance of those investments. For summarized financial information of our equity method investments, see Note 9, Equity Method Investments.

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

      - impact of any future rate cases, FERC actions, or orders on regulated businesses,

      - impact of ratings downgrades on our liquidity, operating costs, and cost of capital,

      - impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings,

      - changes in available gas supplies or Argentine government regulations that could restrict natural gas exports to our GasAtacama electric generating plant, and

      - impact of indemnity and environmental remediation obligations at Bay Harbor.

GASATACAMA: On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction has had a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December 2004, Bolivia agreed to export 4 million


                                     CMS-28

                                                          CMS Energy Corporation

cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile. Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant.

On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry and raise prices under its existing gas export contracts. Since May, gas flow from Bolivia has been restricted as Argentina and Bolivia have been renegotiating the price for gas. Simultaneously, gas supply to GasAtacama has been further curtailed. In July 2006, Argentina agreed to increase the price it pays for gas from Bolivia through the term of the existing contract, December 31, 2006. Concurrently, Argentina announced that it would recover all of this price increase by a special tax on its gas exports. The decision of Argentina to pass all of these increased costs to exports, in addition to maintaining the current curtailment scheme, has increased the risk and cost of GasAtacama's fuel supply. We are analyzing this situation to determine what effect these actions may have on the value of our investment in GasAtacama, but at this time cannot determine the effect. If an appropriate resolution of this issue is not reached, it could result in an impairment of our investment in GasAtacama. At June 30, 2006, the carrying value of our investment in GasAtacama was $361 million.

SENECA: SENECA operates an electric utility on Margarita Island, Venezuela under a Concession Agreement with the Venezuelan Ministry of Energy and Petroleum
(MEP). The Concession Agreement provides for semi-annual customer tariff adjustments for the effects of inflation and foreign exchange variations. The last tariff adjustment occurred in December 2003. In 2003, the MEP approved a fuel subsidy to offset partially the lower tariff revenue. This fuel subsidy originally expired on December 31, 2004, but has recently been approved through December 31, 2005. SENECA has informed the MEP that for 2006, SENECA will continue to apply the fuel subsidy as a credit against a portion of its fuel bills from its fuel supplier, Deltaven, a governmental body regulated by the MEP. Continued receipt of the fuel subsidy is part of SENECA's broader discussions with the MEP for appropriate financial relief. We have been informed that the MEP is examining other aspects of SENECA's financial relief proposal. The outcome of these discussions is uncertain and, if not favorable, could impact adversely SENECA's liquidity and the value of our investment.

OTHER OUTLOOK

MCV PARTNERSHIP NEGATIVE EQUITY: Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by Consumers and by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since Consumers is one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

LITIGATION AND REGULATORY INVESTIGATION: We are the subject of an investigation by the DOJ regarding round-trip trading transactions by CMS MST. Also, we are named as a party in various litigation matters including, but not limited to, securities class action lawsuits, and several lawsuits regarding alleged false natural gas price reporting and price manipulation. Additionally, the SEC is investigating the actions of former CMS Energy subsidiaries in relation to Equatorial Guinea. For additional details regarding these and other matters, see
Note 2, Contingencies and Part II, Item 1. Legal Proceedings.

PENSION REFORM: Both branches of Congress passed legislation aimed at reforming pension plans in 2005. The U.S. Senate passed The Pension Security and Transparency Act in November 2005 and The House of Representatives passed the Pension Protection Act of 2005 in December 2005. Although the Senate and House bills were similar, they did contain a number of differences.


                                     CMS-29

                                                          CMS Energy Corporation

The House and Senate have passed the Pension Protection Act of 2006, which primarily reflects a bipartisan House-Senate pension conference agreement. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007, and was sent to the President in August 2006 for his signature. We are in the process of determining the impact of this potential legislation on our financial statements.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. SFAS No. 123(R) was effective for us on January 1, 2006. We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R). For additional details, see Note 8, Executive Incentive Compensation.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In June 2006, the FASB issued FIN 48. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any, of FIN 48. Any impacts of implementing FIN 48 will result in a cumulative adjustment to retained earnings. This interpretation is effective for us beginning January 1, 2007.

PROPOSED ACCOUNTING STANDARD

On March 31, 2006, the FASB released an exposure draft of a proposed SFAS entitled "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The proposed SFAS would amend SFAS Nos. 87, 88, 106, and 132(R) and is expected to be effective for us on December 31, 2006. The most significant requirement stated in the proposed SFAS is the balance sheet recognition of the underfunded portion of our defined benefit postretirement plans at the date of adoption. We expect that Consumers will be allowed to apply SFAS No. 71 and recognize the underfunded portion as a regulatory asset. If we determine that SFAS No. 71 does not apply, our other comprehensive income could be reduced significantly. We are in the process of determining the impact of this proposed SFAS on our financial statements.


                                     CMS-30

                                                          CMS Energy Corporation


                      (This page intentionally left blank)


                                     CMS-31

                             CMS ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 --------------------      --------------------
June 30                                                           2006          2005         2006         2005
-------                                                          -------      -------      -------      -------
                                                                                                    In Millions
OPERATING REVENUE                                                $ 1,396      $ 1,230      $ 3,428      $ 3,075

EARNINGS FROM EQUITY METHOD INVESTEES                                  8           21           44           52

OPERATING EXPENSES
     Fuel for electric generation                                    257          178          482          355
     Fuel costs mark-to-market at the MCV Partnership                 42           39          198         (170)
     Purchased and interchange power                                 182          102          332          197
     Cost of gas sold                                                297          334        1,243        1,173
     Other operating expenses                                        247          257          526          491
     Maintenance                                                      87           58          167          116
     Depreciation, depletion and amortization                        127          122          289          278
     General taxes                                                    68           66          146          141
                                                                 -------      -------      -------      -------
                                                                   1,307        1,156        3,383        2,581
                                                                 -------      -------      -------      -------

OPERATING INCOME                                                      97           95           89          546

OTHER INCOME (DEDUCTIONS)
     Accretion expense                                                (2)          (5)          (4)         (10)
     Gain on asset sales, net                                          -            2            -            5
     Interest and dividends                                           22           15           39           25
     Regulatory return on capital expenditures                         7           15           10           31
     Foreign currency gains (losses), net                              1           (3)           1           (4)
     Other income                                                     15           10           22           18
     Other expense                                                    (1)          (5)         (10)         (12)
                                                                 -------      -------      -------      -------
                                                                      42           29           58           53
                                                                 -------      -------      -------      -------

FIXED CHARGES
     Interest on long-term debt                                      120          121          239          243
     Interest on long-term debt - related parties                      4            6            8           16
     Other interest                                                    9            6           16           10
     Capitalized interest                                             (3)          (1)          (5)          (2)
     Preferred dividends of subsidiaries                               2            1            3            2
                                                                 -------      -------      -------      -------
                                                                     132          133          261          269
                                                                 -------      -------      -------      -------

INCOME (LOSS) BEFORE MINORITY INTERESTS                                7           (9)        (114)         330

MINORITY INTERESTS (OBLIGATIONS), NET                                  -          (14)         (68)          99
                                                                 -------      -------      -------      -------

INCOME (LOSS) BEFORE INCOME TAXES                                      7            5          (46)         231

INCOME TAX EXPENSE (BENEFIT)                                         (66)         (25)         (94)          49
                                                                 -------      -------      -------      -------

INCOME FROM CONTINUING OPERATIONS                                     73           30           48          182

INCOME FROM DISCONTINUED OPERATIONS, NET OF
    $- AND $1 TAX EXPENSE IN 2006                                      2            -            3            -
                                                                 -------      -------      -------      -------

NET INCOME                                                            75           30           51          182
PREFERRED DIVIDENDS                                                    3            3            6            5
                                                                 -------      -------      -------      -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                      $    72      $    27      $    45      $   177
                                                                 =======      =======      =======      =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-32

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
June 30                                                           2006       2005       2006       2005
-------                                                         -------     ------     ------     -------
                                                                                              In Millions
CMS ENERGY
    NET INCOME
        Net Income Available to Common Stockholders              $   72     $   27     $   45     $   177
                                                                =======     ======     ======     =======

    BASIC EARNINGS PER AVERAGE COMMON SHARE
        Income from Continuing Operations                        $ 0.32     $ 0.12     $ 0.19     $  0.86
        Gain from Discontinued Operations                          0.01          -       0.02           -
                                                                -------     ------     ------     -------
        Net Income Attributable to Common Stock                  $ 0.33     $ 0.12     $ 0.21     $  0.86
                                                                =======     ======     ======     =======

    DILUTED EARNINGS PER AVERAGE COMMON SHARE
        Income from Continuing Operations                        $ 0.30     $ 0.12     $ 0.19     $  0.82
        Gain from Discontinued Operations                          0.01          -       0.01           -
                                                                -------     ------     ------     -------
        Net Income Attributable to Common Stock                  $ 0.31     $ 0.12     $ 0.20     $  0.82
                                                                =======     ======     ======     =======

    DIVIDENDS DECLARED PER COMMON SHARE                          $    -     $    -     $    -     $     -
                                                                -------     ------     ------     -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-33

                                                          CMS Energy Corporation

                      (This page intentionally left blank)


                                     CMS-34

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
June 30                                                                                   2006         2005
-------                                                                                 -------      -------
                                                                                                 In Millions
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $    51      $   182
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion and amortization (includes nuclear
          decommissioning of $3 per period)                                                 289          278
        Deferred income taxes and investment tax credit                                    (184)          42
        Minority interests (obligations), net                                               (68)          99
        Fuel costs mark-to-market at the MCV Partnership                                    198         (170)
        Regulatory return on capital expenditures                                           (10)         (31)
        Capital lease and other amortization                                                 23           21
        Earnings from equity method investees                                               (44)         (52)
        Accretion expense                                                                     4           10
        Gain on the sale of assets                                                            -           (5)
        Changes in other assets and liabilities:
           Decrease (increase) in accounts receivable and accrued revenues                   19          (78)
           Decrease in inventories                                                          103          112
           Increase (decrease) in accounts payable                                         (105)          23
           Increase (decrease) in accrued taxes                                              23          (56)
           Increase in accrued expenses                                                      63            6
           Increase (decrease) in the MCV Partnership gas supplier funds on deposit        (100)           4
           Cash distributions received from equity method investees                          48           36
           Decrease in other current and non-current assets                                 175           11
           Increase in other current and non-current liabilities                              4           48
                                                                                        -------      -------

          Net cash provided by operating activities                                     $   489      $   480
                                                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                     $  (320)     $  (280)
  Cost to retire property                                                                   (31)         (18)
  Restricted cash and restricted short-term investments                                     127          (20)
  Investments in nuclear decommissioning trust funds                                        (18)          (3)
  Proceeds from nuclear decommissioning trust funds                                          13           24
  Proceeds from short-term investments                                                        -          295
  Purchase of short-term investments                                                          -         (186)
  Maturity of the MCV Partnership restricted investment securities held-to-maturity         118          222
  Purchase of the MCV Partnership restricted investment securities held-to-maturity        (118)        (223)
  Proceeds from sale of assets                                                                -           59
  Other investing                                                                           (21)          20
                                                                                        -------      -------

          Net cash used in investing activities                                         $  (250)     $  (110)
                                                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes, bonds, and other long-term debt                                  $    43      $   900
  Issuance of common stock                                                                   12          283
  Retirement of bonds and other long-term debt                                             (271)      (1,169)
  Payment of preferred stock dividends                                                       (6)          (6)
  Payment of capital lease and financial lease obligations                                   (5)          (5)
  Debt issuance costs and financing fees                                                     (9)         (30)
                                                                                        -------      -------

          Net cash used in financing activities                                         $  (236)     $   (27)
                                                                                        -------      -------

EFFECT OF EXCHANGE RATES ON CASH                                                              1            1
                                                                                        -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               $     4      $   344

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              847          669
                                                                                        -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   851      $ 1,013
                                                                                        =======      =======

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-35

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                               June 30
                                                                                                 2006           December 31
                                                                                              (Unaudited)          2005
                                                                                              ------------     ------------
                                                                                                                In Millions
PLANT AND PROPERTY (AT COST)
   Electric utility                                                                           $      8,396     $      8,204
   Gas utility                                                                                       3,179            3,151
   Enterprises                                                                                       1,060            1,068
   Other                                                                                                31               25
                                                                                              ------------     ------------
                                                                                                    12,666           12,448
   Less accumulated depreciation, depletion and amortization                                         5,210            5,123
                                                                                              ------------     ------------
                                                                                                     7,456            7,325
   Construction work-in-progress                                                                       572              520
                                                                                              ------------     ------------
                                                                                                     8,028            7,845
                                                                                              ------------     ------------

INVESTMENTS
   Enterprises                                                                                         738              712
   Other                                                                                                10               13
                                                                                              ------------     ------------
                                                                                                       748              725
                                                                                              ------------     ------------

CURRENT ASSETS
   Cash and cash equivalents at cost, which approximates market                                        851              847
   Restricted cash and restricted short-term investments                                                67              198
   Accounts receivable, notes receivable and accrued revenue, less
     allowances of $32 and $31, respectively                                                           790              824
   Accounts receivable, dividends receivable, and notes receivable - related parties                    67               54
   Inventories at average cost
      Gas in underground storage                                                                       949            1,069
      Materials and supplies                                                                            93               96
      Generating plant fuel stock                                                                      129              110
   Price risk management assets                                                                         59              113
   Regulatory assets - postretirement benefits                                                          19               19
   Derivative instruments                                                                               95              242
   Deferred property taxes                                                                             147              160
   Prepayments and other                                                                               127              167
                                                                                              ------------     ------------
                                                                                                     3,393            3,899
                                                                                              ------------     ------------

NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                                                                538              560
      Additional minimum pension                                                                       399              399
      Postretirement benefits                                                                          105              116
      Customer Choice Act                                                                              206              222
      Other                                                                                            475              484
   Price risk management assets                                                                        114              165
   Nuclear decommissioning trust funds                                                                 563              555
   Goodwill                                                                                             30               27
   Notes receivable - related parties                                                                  185              187
   Notes receivable                                                                                    210              187
   Other                                                                                               672              649
                                                                                              ------------     ------------
                                                                                                     3,497            3,551
                                                                                              ------------     ------------


TOTAL ASSETS                                                                                  $     15,666     $     16,020
                                                                                              ============     ============

                                     CMS-36

STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                                                   June 30
                                                                                    2006           December 31
                                                                                 (Unaudited)         2005
                                                                                ------------      ------------
                                                                                                   In Millions
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares; outstanding 221.5 shares and
         220.5 shares, respectively                                             $          2      $          2
      Other paid-in capital                                                            4,452             4,436
      Accumulated other comprehensive loss                                              (282)             (288)
      Retained deficit                                                                (1,783)           (1,828)
                                                                                ------------      ------------
                                                                                       2,389             2,322

   Preferred stock of subsidiary                                                          44                44
   Preferred stock                                                                       261               261

   Long-term debt                                                                      6,851             6,800
   Long-term debt - related parties                                                      178               178
   Non-current portion of capital and finance lease obligations                          310               308
                                                                                ------------      ------------
                                                                                      10,033             9,913
                                                                                ------------      ------------

MINORITY INTERESTS                                                                       362               333
                                                                                ------------      ------------

CURRENT LIABILITIES
   Current portion of long-term debt, capital and finance leases                         174               316
   Current portion of long-term debt - related parties                                     -               129
   Accounts payable                                                                      496               597
   Accounts payable - related parties                                                     13                16
   Accrued interest                                                                      157               145
   Accrued taxes                                                                         354               331
   Price risk management liabilities                                                      66                80
   Current portion of gas supply contract obligations                                     11                10
   Deferred income taxes                                                                  72                55
   MCV Partnership gas supplier funds on deposit                                          93               193
   Other                                                                                 242               241
                                                                                ------------      ------------
                                                                                       1,678             2,113
                                                                                ------------      ------------

NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal                                       1,166             1,120
      Income taxes, net                                                                  468               455
      Other regulatory liabilities                                                       222               178
   Postretirement benefits                                                               424               382
   Deferred income taxes                                                                  79               297
   Deferred investment tax credit                                                         64                67
   Asset retirement obligations                                                          496               496
   Price risk management liabilities                                                     127               161
   Gas supply contract obligations                                                        53                61
   Other                                                                                 494               444
                                                                                ------------      ------------
                                                                                       3,593             3,661
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES                                  $     15,666      $     16,020
                                                                                ============      ============

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-37

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
June 30                                                                                      2006       2005      2006       2005
-------                                                                                     -------    -------   -------    -------
                                                                                                                        In Millions
COMMON STOCK
   At beginning and end of period                                                           $     2    $     2   $     2    $     2
                                                                                            -------    -------   -------    -------

OTHER PAID-IN CAPITAL
   At beginning of period                                                                     4,445      4,147     4,436      4,140
   Common stock issued                                                                            7        275        15        281
   Common stock reissued                                                                          -          -         1          1
                                                                                            -------    -------   -------    -------
      At end of period                                                                        4,452      4,422     4,452      4,422
                                                                                            -------    -------   -------    -------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum Pension Liability
      At beginning of period                                                                    (19)       (17)      (19)       (17)
      Minimum pension liability adjustments (a)                                                   -         (9)        -         (9)
                                                                                            -------    -------   -------    -------
         At end of period                                                                       (19)       (26)      (19)       (26)
                                                                                            -------    -------   -------    -------

   Investments
      At beginning of period                                                                     11          8         9          9
      Unrealized gain (loss) on investments (a)                                                  (1)         -         1         (1)
                                                                                            -------    -------   -------    -------
         At end of period                                                                        10          8        10          8
                                                                                            -------    -------   -------    -------

   Derivative Instruments
      At beginning of period                                                                     30          1        35         (9)
      Unrealized gain (loss) on derivative instruments (a)                                        4         (6)        -         12
      Reclassification adjustments included in net income (loss) (a)                              1          2         -         (6)
                                                                                            -------    -------   -------    -------
         At end of period                                                                        35         (3)       35         (3)
                                                                                            -------    -------   -------    -------

   Foreign Currency Translation
      At beginning of period                                                                   (308)      (315)     (313)      (319)
      Other foreign currency translations (a)                                                     -          3         5          7
                                                                                            -------    -------   -------    -------
         At end of period                                                                      (308)      (312)     (308)      (312)
                                                                                            -------    -------   -------    -------

      At end of period                                                                         (282)      (333)     (282)      (333)
                                                                                            -------    -------   -------    -------

RETAINED DEFICIT
   At beginning of period                                                                    (1,855)    (1,584)   (1,828)    (1,734)
   Net income (a)                                                                                75         30        51        182
   Preferred stock dividends declared                                                            (3)        (3)       (6)        (5)
                                                                                            -------    -------   -------    -------
      At end of period                                                                       (1,783)    (1,557)   (1,783)    (1,557)
                                                                                            -------    -------   -------    -------

TOTAL COMMON STOCKHOLDERS' EQUITY                                                           $ 2,389    $ 2,534   $ 2,389    $ 2,534
                                                                                            =======    =======   =======    =======

(A)  DISCLOSURE OF OTHER COMPREHENSIVE INCOME:
         Minimum Pension Liability
            Minimum pension liability adjustments, net of tax benefit of
               $-, $(5), $- and $(5), respectively                                          $     -    $    (9)  $     -    $    (9)
         Investments
            Unrealized gain (loss) on investments, net of tax of
               $1, $-, $- and $-, respectively                                                   (1)         -         1         (1)
         Derivative Instruments
            Unrealized gain (loss) on derivative instruments, net of tax (tax benefit) of
               $(2), $4, $(7) and $13, respectively                                               4         (6)        -         12
            Reclassification adjustments included in net income, net of tax benefit of
               $(1), $-, $(2) and $(6), respectively                                              1          2         -         (6)
         Foreign currency translation, net                                                        -          3         5          7
         Net income                                                                              75         30        51        182
                                                                                            -------    -------   -------    -------

       Total Other Comprehensive Income                                                     $    79    $    20   $    57    $   185
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

THE ACCOMPANYING CONDENSED NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     CMS-38

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy's Form 10-K/A Amendment No. 1 for the year ended December 31, 2005. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:  CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international diversified energy businesses including independent power production, electric distribution, and natural gas transmission, storage and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or of which we are the primary beneficiary, in accordance with FASB Interpretation No. 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

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

                                     CMS-39

                                                          CMS Energy Corporation

natural gas, and other energy products are recognized at delivery. Mark-to-market changes in the fair values of energy trading contracts that qualify as derivatives are recognized as revenues in the periods in which the changes occur.

ACCOUNTING FOR MISO TRANSACTIONS: CMS ERM accounts for MISO transactions on a net basis for all of the generating units for which CMS ERM markets power. CMS ERM allocates other fixed costs associated with MISO settlements back to the generating units and records billing adjustments when invoices are received. Consumers accounts for MISO transactions on a net basis for all of its generating units combined. Consumers records billing adjustments when invoices are received and also records an expense accrual for future adjustments based on historical experience.

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

At June 30, 2006, the cumulative Foreign Currency Translation component of stockholders' equity is $308 million, which primarily represents currency losses in Argentina and Brazil. The cumulative foreign currency loss due to the unfavorable exchange rate of the Argentine peso using an exchange rate of 3.092 pesos per U.S. dollar was $266 million, net of tax. The cumulative foreign currency loss due to the unfavorable exchange rate of the Brazilian real using an exchange rate of 2.217 reais per U.S. dollar was $45 million, net of tax.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $15.666 billion at June 30, 2006, 56 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

There were no asset sales for the six months ended June 30, 2006. Gross cash proceeds received from the sale of assets totaled $59 million for the six months ended June 30, 2005. The impacts of these sales are included in Gain on assets sales, net on our Consolidated Statements of Income.

For the six months ended June 30, 2005, we sold the following assets:

                                                                     In Millions
                                                        ------------------------
                                                         Pretax       After-tax
Date sold       Business/Project                          Gain          Gain
---------       -----------------------------------     ---------     ---------
February        GVK                                     $       3     $       2
April           Scudder Latin American Power Fund               2             1
April           Gas turbine and auxiliary equipment             -             -
                                                        ---------     ---------
                Total gain on asset sales               $       5     $       3
                                                        =========     =========

                                     CMS-40

                                                          CMS Energy Corporation

DETERMINATION OF PENSION MRV OF PLAN ASSETS: We determine the MRV for pension plan assets, as defined in SFAS No. 87, as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into MRV until future years. We reflect each year's assets gain or loss in MRV in equal amounts over a five-year period beginning on the date the original amount was determined. The MRV is used in the calculation of net pension cost.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                                                           In Millions
                                                                   ---------------------------------------------------
                                                                    Three Months Ended              Six Months Ended
                                                                   ---------------------         ---------------------
June 30                                                             2006           2005           2006           2005
-------                                                            ------         ------         ------         ------
Other income
       Interest and dividends - related parties                    $    4         $    3         $    6         $    5
       Electric restructuring return                                    1              3              2              4
       Return on stranded and security costs                            2              2              3              3
       Nitrogen oxide allowance sales                                   6              1              6              1
       Refund of surety bond premium                                    -              -              1              -
       Reduction of contingent liability                                -              -              -              3
       All other                                                        2              1              4              2
                                                                   ------         ------         ------         ------
Total other income                                                 $   15         $   10         $   22         $   18
                                                                   ======         ======         ======         ======

                                                                                                           In Millions
                                                                   ---------------------------------------------------
                                                                    Three Months Ended              Six Months Ended
                                                                   ---------------------         ---------------------
June 30                                                             2006           2005           2006           2005
-------                                                            ------         ------         ------         ------
Other expense
       Investment write-down                                       $    -         $    -         $    -         $   (1)
       Loss on SERP investment                                          -             (1)             -             (1)
       Loss on reacquired and extinguished debt                         -             (1)            (5)            (6)
       Civic and political expenditures                                 -              -             (1)            (1)
       Donations                                                        -              -             (1)             -
       All other                                                       (1)            (3)            (3)            (3)
                                                                   ------         ------         ------         ------
Total other expense                                                $   (1)        $   (5)        $  (10)        $  (12)
                                                                   ======         ======         ======         ======

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE: FIN 48, Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FIN 48. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any, of FIN 48. Any impacts of implementing FIN 48 will result in a cumulative adjustment to retained earnings. This interpretation is effective for us beginning January 1, 2007.

2:   CONTINGENCIES

SEC AND OTHER INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share, or cash flows but had the effect of increasing operating revenues and operating expenses by equal amounts.

                                     CMS-41

                                                          CMS Energy Corporation

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies. Those individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class. Trial has been scheduled for March 2007. In response to the court's opinion and order excluding purchasers of ACTS from the shareholder class, a new class action lawsuit was filed on behalf of ACTS purchasers. The new lawsuit names the same defendants as the shareholder action and contains essentially the same allegations and class period. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy was a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs alleged breaches of fiduciary duties under ERISA and sought restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement required a $28 million cash payment by CMS Energy's primary insurer to be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The hearing on final approval of the settlement was held on June 15, 2006. On June 27, 2006, the judge entered the Order and Final Judgment, approving the proposed settlement with minor modifications.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation

                                     CMS-42

                                                          CMS Energy Corporation

and what effect, if any, the investigation will have on its business. The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and seeks to enjoin such acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. CMS Energy is currently advancing legal defense costs to the two individuals in accordance with existing indemnification policies.

BAY HARBOR: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, which went forward under an agreement with the MDEQ, third parties constructed a golf course and a park over several abandoned cement kiln dust
(CKD) piles, left over from the former cement plant operation on the Bay Harbor site. Pursuant to the agreement with the MDEQ, a water collection system was constructed to recover seep water from one of the CKD piles and CMS Energy built a treatment plant to treat the seep water. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

In September 2004, following an eight month shutdown of the treatment plant, the MDEQ issued a notice of noncompliance after finding high-pH seep water in Lake Michigan adjacent to the property. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

In February 2005, the EPA executed an Administrative Order on Consent (AOC) to address problems at Bay Harbor, upon the consent of CMS Land Company, a subsidiary of Enterprises (CMS Land) and CMS Capital, LLC, a subsidiary of CMS Energy. Pursuant to the AOC, the EPA approved a final removal action work plan in July 2005. Among other things, the plan calls for the installation of collection trenches to intercept high-pH CKD leachate flow to the lake. Final installation of the trenches in the western-most section has been delayed because of the discovery of CKD on the beach. Regarding these areas, CMS Land submitted an Interim Response Plan, which was approved by the EPA on March 30, 2006. On May 30, 2006, the EPA approved a pilot carbon dioxide augmentation plan to augment the leachate recovery system by improving pH results in certain areas. The augmentation system was installed in June 2006. In February 2006, CMS Land submitted to the EPA a proposed Remedial Investigation and Feasibility Study for the East Park CKD pile. The EPA approved a schedule for near-term activities, which includes consolidating CKD materials and installing collection trenches in the East Park leachate release area. On June 19, 2006, the EPA approved an East CKD Removal Action Work Plan and Final Engineering Design for Consolidation. The work plan calls for completion of the collection trenches in East Park by November 15, 2006.

Several property owners at Bay Harbor made claims for loss or damage to their property. The owner of one parcel has filed a lawsuit in Emmet County Circuit Court against CMS Energy and several of its subsidiaries, as well as Bay Harbor Golf Club Inc., Bay Harbor Company LLC, David C. Johnson, and David V. Johnson, one of the developers at Bay Harbor. Several of these defendants have demanded indemnification from CMS Energy and affiliates for the claims made against them in the lawsuit. After a March 28, 2006 hearing on motions filed by CMS Energy and other defendants, the judge dismissed various counts of the complaint. CMS Land has entered into various access, purchase and settlement agreements with several of the affected landowners at Bay Harbor and continues negotiations with other landowners for access as necessary to implement remediation measures. CMS Land completed the purchase of two unimproved lots and a lot with a house. CMS Energy will defend vigorously the existing case, and any other property damage and personal injury claims or lawsuits.

                                     CMS-43

                                                          CMS Energy Corporation

CMS Energy has recorded a charge of $85 million for its obligations. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy's financial condition and liquidity and could negatively impact CMS Energy's financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million through 2011. The key assumptions in the capital expenditure estimate include:

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. As of June 2006, we have incurred $634 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $185 million of capital expenditures will be made in 2006 through 2011. These expenditures include installing selective catalytic reduction control technology at four of our coal-fired electric generating plants.

In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by more than 60 percent and sulfur dioxide by more than 70 percent from 2003 levels by 2015. The final rule will require that we run our selective catalytic reduction control technology units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. The additional nitrogen oxide allowances are estimated to cost $4 million per year for years 2009 through 2011, which we expect to recover from our customers through the PSCR process.

In addition to the selective catalytic reduction control technology installed to meet the nitrogen oxide standards, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers

                                     CMS-44

                                                          CMS Energy Corporation

are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule, at an estimated total cost of $960 million. Our capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. We currently have a surplus of sulfur dioxide allowances, which were granted by the EPA and are accounted for as inventory. In January 2006, we sold some of our excess sulfur dioxide allowances for $61 million and recognized the proceeds as a regulatory liability.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, we anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. We cannot predict the outcome of this proceeding.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan would adopt the Clean Air Mercury Rule through its first phase. Beginning in year 2015, the mercury emissions reduction standards outlined in the governor's plan would become more stringent than those included in the Clean Air Mercury Rule. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking permits to modify the plant from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At June 30, 2006, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material.

                                     CMS-45

                                                          CMS Energy Corporation

We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 duct burner and failing to maintain certain records in the required format. The MCV Partnership there after declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduced the generation capability of the MCV Facility by approximately 100 MW) and took other corrective action to address the MDEQ's assertions. Testing of the one available duct burner occurred in April 2005, and its emissions met permitted levels due to the configuration of that particular unit. In July 2004, the MCV Partnership filed a response to the Letter of Violation, opposing its findings. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). Following voluntary settlement discussions, the MDEQ issued the MCV Partnership a new PTI, which established higher carbon monoxide emissions limits on the five duct burners that had been declared unavailable. The MCV Partnership has returned those duct burners to service. The MDEQ and the MCV Partnership are pursuing a settlement of the emission violation, which will also satisfy state and federal requirements and remove the MCV Partnership from the HPVL. At this time, we cannot predict the financial impact or outcome of this issue.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. In February 2004, the Ingham County Circuit Court judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. The Michigan Court of Appeals upheld this order on the primary jurisdiction question, but remanded the case back on another issue. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we

                                     CMS-46

                                                          CMS Energy Corporation

have been correctly administering the energy charge calculation methodology. The plaintiffs have appealed the MPSC order to the Michigan Court of Appeals. The plaintiffs also filed suit in the United States Court for the Western District of Michigan, which the judge subsequently dismissed. The plaintiffs have appealed the dismissal to the United States Court of Appeals. We cannot predict the outcome of these appeals.

CONSUMERS' ELECTRIC UTILITY RESTRUCTURING MATTERS

ELECTRIC ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers, which represents 4 percent of our total distribution load. This represents a decrease of 11 percent of ROA load compared to March 31, 2006 and a decrease of 62 percent of ROA load compared to June 30, 2005. It is difficult to predict future ROA customer trends.

STRANDED COSTS: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced Stranded Costs in 2004; however, we also concluded that these costs were offset completely by our net sales of excess power into the bulk electricity market.

In March 2006, the ALJ in our 2004 PSCR reconciliation case issued a Proposal for Decision recommending that we use a greater portion of our net sales of excess power into the bulk electricity market to offset our 2004 PSCR costs, rather than 2004 Stranded Costs. We believe, if accepted, that this recommendation would lead to a greater amount of 2004 Stranded Costs to recover from ROA customers. However, in June 2006, the ALJ issued a Proposal for Decision in our 2004 Stranded Cost case recommending that the MPSC find that we had no Stranded Costs in 2004 because the ALJ did not believe we demonstrated that the Stranded Costs were caused by ROA. If the MPSC adopts the ALJ recommendations earnings would be impacted adversely by $10 million. In June 2006, we filed exceptions to this Proposal for Decision in the Stranded Cost case. We cannot predict the outcome of these proceedings.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering the reserve margin requirements for 2006 and covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $75 million for unexpired capacity and energy contracts at June 30, 2006. At July 2006, we expect the total capacity cost of electric capacity and energy contracts for 2006 to be $19 million.

                                     CMS-47

                                                          CMS Energy Corporation

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. Revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. In November 2005, we submitted an amended 2006 PSCR plan to the MPSC to include higher estimates for METC and coal supply costs. In December 2005, the MPSC issued an order that temporarily excluded these increased costs from our PSCR charge and further reduced the charge by one mill per kWh. We implemented the temporary order in January 2006.

In April 2006, the MPSC Staff filed briefs in the 2006 PSCR plan case recommending inclusion of all filed costs in the 2006 PSCR charge, including those temporarily excluded in the December 2005 temporary order. In May 2006, the ALJ issued a Proposal for Decision with a recommendation similar to the MPSC Staff. However, the ALJ recommended that we continue to exclude those costs temporarily excluded until addressed in our 2006 PSCR reconciliation case, which we plan to file in March 2007. Depending on the action taken by the MPSC, our cash underrecoveries of power supply costs for 2006 could range from $39 million to $146 million.

These underrecoveries are due to increased bundled sales, and other cost increases beyond those included in the September 2005 and November 2005 filings. We expect to recover fully all of our PSCR costs. When we incur and are unable to collect these costs in a timely manner, there is a negative impact on our cash flows from electric utility operations.

In March 2006, we submitted our 2005 PSCR reconciliation filing to the MPSC. In July 2006, we submitted supplemental testimony in which we calculated an underrecovery of $37 million for commercial and industrial customers, which we expect to recover fully. We cannot predict the outcome of these PSCR proceedings.

OTHER CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility. In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with FASB Interpretation No. 46(R).

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interest in the MCV Partnership and the FMLP. The MCV PPA and the associated customer rates are not affected by the sale. We are targeting to close on the sale by the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On July 27, 2006, the MPSC issued an order establishing a contested case proceeding and provided a schedule, which will allow for a decision from the MPSC by the end of 2006. We cannot predict the timing or the outcome of the MPSC's decision. We further cannot predict with certainty whether or when this transaction will be completed.

Further, because of the PPA in place between Consumers and the MCV Partnership, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate,

                                     CMS-48

                                                          CMS Energy Corporation

including real estate with equipment. In accordance with SFAS No. 98, the transaction will be required to be accounted for as a financing and not a sale. This is due to forms of continuing involvement we will have with the MCV Partnership. At closing, we will remove from our Consolidated Balance Sheets all of the assets, liabilities, and minority interest associated with both the MCV Partnership and the FMLP except for the real estate assets and equipment of the MCV Partnership. Those assets will remain at their carrying value. If the fair value is determined to be less than the present carrying value, an impairment charge would result.

Further, as disclosed in Note 5, Financial and Derivative Instruments, "Derivative Contracts Associated with the MCV Partnership," we will reflect in earnings certain cumulative amounts of MCV Partnership-related derivative fair value changes that are accounted for in other comprehensive income. We will also reflect in earnings a liability for the fair value of a guarantee, and income related to certain MCV Partnership gas contracts which are being sold. The transaction will not result in the MCV Partnership or the FMLP assets being classified as held for sale on our Consolidated Balance Sheets.

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. At June 30, 2006, the negative minority interest for the other general partners' share, including their portion of the limited partners' negative equity, is $112 million and is included in Other Non-current Assets on our Consolidated Balance Sheets.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate underrecoveries of $55 million in 2006 and $39 million in 2007. Of the 2006 estimate, we expensed $28 million during the six months ended June 30, 2006. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas

                                     CMS-49

                                                          CMS Energy Corporation

market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility benefits our interest in the MCV Partnership.

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

MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2006. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of $87 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. In February 2006, the Michigan Court of Appeals largely affirmed the Michigan Tax Tribunal decision, but remanded the case back to the Michigan Tax Tribunal to clarify certain aspects of the Tax Tribunal decision. In April 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. The MCV Partnership filed a response in opposition to that application. The remanded proceedings may result in the determination of a greater refund to the MCV Partnership. In July 2006, the Michigan Supreme Court denied the City of Midland's application. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this anticipated refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission, or remove from service, our Big Rock and Palisades nuclear plants. Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades in March 2004. Excluding additional costs for spent nuclear fuel storage due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Updated cost projections for Big Rock indicate an anticipated decommissioning cost of $393 million as of June 2006.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In our March 2004 report to the MPSC, we indicated that we would manage the decommissioning trust fund to meet annual NRC financial assurance requirements by withdrawing NRC radiological decommissioning costs from the fund and initially funding non-NRC, greenfield costs out of corporate funds. In March 2006, we contributed $16 million to the trust fund from our corporate funds to support NRC radiological decommissioning costs. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are projecting that the level of funds provided by the trust will fall short of the amount needed to complete the decommissioning by $39 million, which is the amount projected for non-NRC, greenfield costs. We plan initially to fund the $39 million out of corporate funds. Therefore, at this time, we plan to provide a total of $55 million from corporate funds for costs associated with NRC

                                     CMS-50

                                                          CMS Energy Corporation

radiological and non-NRC greenfield decommissioning work. We plan to seek recovery of such expenditures. We cannot predict the outcome of these efforts.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the cost estimates filed in March 2004, that the existing Palisades' surcharge of $6 million needed to be increased to $25 million annually, beginning January 2006. A settlement agreement was approved by the MPSC, providing for the continuation of the existing $6 million annual decommissioning surcharge through 2011, our current license expiration date, and for the next periodic review to be filed in March 2007. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability.

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. Because of the PPA that will be in place between Consumers and Entergy, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be accounted for as a financing and not a sale. This is due to forms of continuing involvement. As such, we will not classify the assets as held for sale on our Consolidated Balance Sheets.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At June 30, 2006, our DOE liability is $148 million. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI, we will retain this obligation and provide security to Entergy for this obligation in the form of either cash, a letter of credit, or other acceptable means.

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

                                     CMS-51

                                                          CMS Energy Corporation

In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

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

Big Rock remains insured for nuclear liability up to $544 million through nuclear insurance and NRC indemnity, and maintains a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At June 30, 2006, we have a liability of $28 million, net of $54 million of expenditures incurred to date, and a regulatory asset of $59 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

                                     CMS-52

                                                          CMS Energy Corporation

CONSUMERS' GAS UTILITY RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation

                                           Net Over-
GCR Year     Date Filed     Order Date     recovery        Status
--------     ----------     ----------     ---------       ------
2004-2005    June 2005      April 2006     $2 million      The net overrecovery includes interest expense through March 2005 and refunds that we received from our suppliers that are required to be refunded to our customers.

2005-2006    June 2006      Pending        $3 million      The net overrecovery includes $1 million interest income through
                                                           March 2006, which resulted from a net underrecovery position during the majority of the GCR period.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 per mcf for the December 2005 through March 2006 billing period. We were able to maintain our billing GCR factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. No action has been taken by the Court of Appeals on the merits of the appeal and we are unable to predict the outcome.

GCR plan for year 2006-2007: In December 2005, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2006 through March 2007. Our request proposed using a GCR factor consisting of:

     -    a base GCR ceiling factor of $11.10 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

In July 2006, all parties signed a partial settlement agreement, which calls for a base GCR ceiling factor of $9.48 per mcf. The settlement agreement is also subject to a quarterly GCR ceiling price adjustment of up to $3.50 per MMbtu, contingent upon future events. The settlement agreement is subject to MPSC approval.

Our GCR factor for the billing month of August 2006 is $8.37 per mcf.

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

     - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

                                     CMS-53

                                                          CMS Energy Corporation

     - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

     - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

                                     CMS-54

                                                          CMS Energy Corporation

OTHER CONTINGENCIES

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

GAS INDEX PRICE REPORTING LITIGATION: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of false natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Tennessee and Kansas. In February 2006, CMS MST and CMS Field Services reached an agreement to settle a similar action that had been filed in New York. The court approved the settlement in May 2006. The $6.975 million settlement was paid by CMS MST. CMS Energy had established a reserve for this amount in the fourth quarter of 2005. CMS Energy and the other CMS Energy defendants will defend themselves vigorously against these matters but cannot predict their outcome.

DEARBORN INDUSTRIAL GENERATION: In October 2001, Duke/Fluor Daniel (DFD), the primary construction contractor for the DIG facility, presented DIG with a change order to their construction contract and filed an action in Michigan state court against DIG, claiming contractual damages in the amount of $110 million, plus interest and costs. DFD also filed a construction lien for the $110 million. DIG is contesting both of the claims made by DFD. In addition to drawing down on three letters of credit totaling $30 million that it obtained from DFD, DIG filed an arbitration claim against DFD asserting in excess of an additional $75 million in claims against DFD. The judge in the Michigan state court case entered an order staying DFD's prosecution of its claims in the court case and permitting the arbitration to proceed. The arbitration hearing began October 10, 2005 and is scheduled to continue through late-2006. DIG will continue to defend itself vigorously and pursue its claims. CMS Energy cannot predict the outcome of this matter.

FORMER CMS OIL AND GAS OPERATIONS: A Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a declaratory judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs a $7.6 million award. Appeals were filed of the original verdict and a subsequent decision of the court on remand. The court of appeals issued an opinion on May 26, 2005 remanding the case to the trial court for a new trial on damages. At a status conference on April 10, 2006, the judge set a six-month discovery period. On May 19, 2006, the court issued a scheduling order and the case has been set for trial in February 2007. The parties attended a court-ordered mediation on July 14, 2006 and the matter was not resolved. Enterprises has an indemnity obligation with regard to losses to Terra that might result from this litigation.

CMS ENSENADA CUSTOMER DISPUTE: Pursuant to a long-term power purchase agreement, CMS Ensenada sells power and steam to YPF Repsol at the YPF refinery in La Plata, Argentina. As a result of the so-called "Emergency Laws," payments by YPF Repsol under the power purchase agreement have been converted to pesos at the exchange rate of one U.S. dollar to one Argentine peso. Such

                                     CMS-55

                                                          CMS Energy Corporation

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

The Argentine commercial court granted injunctive relief to CMS Ensenada pursuant to an ex parte action, and such relief will remain in effect until completion of arbitration on the matter, to be administered by the International Chamber of Commerce. The arbitration hearing was held in July 2005 and a decision from the arbitration panel is expected in 2006.

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

IRS AUDIT RESOLUTION: In August 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We have been using this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain indirect overhead costs to the tax basis of self-constructed utility assets.

In June 2006, the IRS concluded its most recent audit of CMS Energy and its subsidiaries and proposed changes to taxable income for the years ended December 31, 1987 through December 31, 2001. The proposed overall cumulative increase to taxable income related primarily to the disallowance of the simplified service cost method with respect to certain self-constructed utility assets. We have accepted these proposed adjustments to taxable income, which resulted in the payment of $76 million of tax in

                                     CMS-56

                                                          CMS Energy Corporation

July 2006, and a reduction of our June 2006 income tax provision of $62 million, net of interest expense, primarily for the utilization or restoration of previously written off income tax credits.

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

The following table describes our guarantees at June 30, 2006:

                                                                                                                      In Millions
                                                      ---------------------------------------------------------------------------
                                                         Issue              Expiration                 Maximum           Carrying
Guarantee Description                                     Date                 Date                  Obligation           Amount
---------------------                                 ------------          ----------               ----------          --------
Indemnifications from asset sales and
 other agreements (a)                                 October 1995          Indefinite                  $1,133              $ 1
Standby letters of credit and loans (b)               Various               Various through                131                -
                                                                            May 2010
Surety bonds and other indemnifications               Various               Indefinite                      10                -
Other guarantees (c)                                  Various               Various through                218                1
                                                                            September 2027

Nuclear insurance retrospective premiums              Various               Indefinite                     135                -

(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from events such as claims resulting from tax disputes and the failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.

(b) Standby letters of credit include letters of credit issued under an amended credit agreement with Citicorp USA, Inc. The amended credit agreement is supported by a guaranty issued by certain subsidiaries of CMS Energy. At June 30, 2006, letters of credit issued on behalf of unconsolidated affiliates totaling $65 million were outstanding.

(c) Maximum obligation includes $85 million related to the MCV Partnership's non-performance under a steam and electric power agreement with Dow. We have reached an agreement to sell our interests in the MCV Partnership and the FMLP, subject to certain regulatory and other closing conditions. The sales agreement calls for the purchaser, an affilate of GSO Capital Partners and Rockland Capital Energy Investments to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partenership.


                                     CMS-57

                                                          CMS Energy Corporation

The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million.

The following table provides additional information regarding our guarantees:


Guarantee Description                     How Guarantee Arose                       Events That Would Require Performance
---------------------                     -------------------                       -------------------------------------
Indemnifications from asset sales and     Stock and asset sales agreements          Findings of misrepresentation,
other agreements                                                                    breach of warranties, and other
                                                                                    specific events or circumstances

Standby letters of credit                 Normal operations of coal power           Noncompliance with environmental
                                          plants                                    regulations and inadequate response
                                                                                    to demands for corrective action
                                          Natural gas transportation                Nonperformance

                                          Self-insurance requirement                Nonperformance
Standby letters of credit and loans       Credit agreement                          Non-payment by CMS Energy and
                                                                                    Enterprises of obligations under the
                                                                                    credit agreement

Surety bonds and other indemnifications   Normal operating activity, permits        Nonperformance
                                          and licenses

Other guarantees                          Normal operating activity                 Nonperformance or non-payment by a
                                                                                    subsidiary under a related contract

                                          Agreement to provide power and steam      MCV Partnership's nonperformance or
                                          to Dow                                    non-payment under a related contract


                                          Bay Harbor remediation efforts            Owners exercising put options requiring
                                                                                    us to purchase property

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

At June 30, 2006, certain contracts contained provisions allowing us to recover, from third-parties, amounts paid under the guarantees. For example, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.

We enter into agreements containing tax and other indemnification provisions in connection with a variety of transactions. While we are unable to estimate the maximum potential obligation related to

                                     CMS-58

                                                          CMS Energy Corporation

these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

3:  FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                                                      In Millions
                                                                             ------------------------------------
                                                                              June 30, 2006     December 31, 2005
                                                                             --------------    ------------------
CMS ENERGY CORPORATION
    Senior notes                                                               $    2,271          $    2,347
    Other long-term debt                                                                2                   2
                                                                               ----------          ----------
         Total - CMS Energy Corporation                                             2,273               2,349
                                                                               ----------          ----------
CONSUMERS ENERGY COMPANY
    First mortgage bonds                                                            3,174               3,175
    Senior notes and other                                                            855                 852
    Securitization bonds                                                              355                 369
                                                                               ----------          ----------
         Total - Consumers Energy Company                                           4,384               4,396
                                                                               ----------          ----------
OTHER SUBSIDIARIES                                                                    358                 363
                                                                               ----------          ----------
TOTAL PRINCIPAL AMOUNTS OUTSTANDING                                                 7,015               7,108
    Current amounts                                                                  (147)               (289)
    Net unamortized discount                                                          (17)                (19)
                                                                               ----------          ----------
Total Long-term debt                                                           $    6,851          $    6,800
                                                                               ==========          ==========

FINANCINGS: The following is a summary of significant long-term debt retirements during the six months ended June 30, 2006:

                                                 Principal       Interest
                                               (in millions)     Rate (%)            Retirement Date                Maturity Date
                                               -------------     --------            ---------------                -------------
CMS ENERGY
 Senior notes                                     $  76            9.875              January through                October 2007
                                                                                         April 2006

CONSUMERS
 Long-term debt - related parties                   129            9.000               February 2006                  June 2031
                                                  -----
            TOTAL                                 $ 205
                                                  =====

REGULATORY AUTHORIZATION FOR FINANCINGS: In May 2006, the FERC issued an order authorizing Consumers to issue up to $2.0 billion of secured and unsecured short-term securities for the following purposes:

     -    up to $1.0 billion for general corporate purposes, and

     - up to $1.0 billion of FMB or other securities to be issued solely as collateral for other short-term securities.

Also in May 2006, the FERC issued an order authorizing Consumers to issue up to $5.0 billion of secured and unsecured long-term securities for the following purposes:

     -    up to $1.5 billion for general corporate purposes,

     - up to $1.0 billion for purposes of refinancing or refunding existing long-term debt, and

                                     CMS-59

                                                          CMS Energy Corporation

     - up to $2.5 billion of FMB or other securities to be issued solely as collateral for other long-term securities.

Any long-term issuances during the two-year authorization period are exempt from the FERC's competitive bidding and negotiated placement requirements.

The authorizations are for a two-year period beginning July 1, 2006 and ending June 30, 2008.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at June 30, 2006:

                                                                                                    In Millions
                                                                                    Outstanding     -----------
                                                      Amount of       Amount        Letters-of-          Amount
   Company                     Expiration Date       Facility       Borrowed          Credit          Available
   -------                     ---------------       ---------      --------       -----------      -----------
CMS Energy                       May 18, 2010         $  300         $    -         $     103       $       197
Consumers                       March 30, 2007           300              -                 -               300
Consumers                        May 18, 2010            500              -                42               458
MCV Partnership                August 26, 2006            50              -                 2                48

In March 2006, Consumers entered into a short-term secured revolving credit agreement with banks. This facility provides $300 million of funds for working capital and other general corporate purposes.

DIVIDEND RESTRICTIONS: Our amended and restated $300 million secured revolving credit facility restricts payments of dividends on our common stock during a 12-month period to $150 million, dependent on the aggregate amounts of unrestricted cash and unused commitments under the facility.

Under the provisions of its articles of incorporation, at June 30, 2006, Consumers had $184 million of unrestricted retained earnings available to pay common stock dividends. Covenants in Consumers' debt facilities cap common stock dividend payments at $300 million in a calendar year. For the six months ended June 30, 2006, we received $40 million of common stock dividends from Consumers. Also, the provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of Consumers' retained earnings.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements, and office furniture. At June 30, 2006, capital lease obligations totaled $56 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At June 30, 2006, finance lease obligations totaled $281 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, Consumers sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at June 30, 2006 and $325 million of receivables at December 31, 2005. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither

                                     CMS-60

                                                          CMS Energy Corporation

recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under Consumers' accounts receivable sales program are shown in the following table:

                                                                                                 In Millions
                                                                                      ----------------------
Six months ended June 30                                                               2006           2005
------------------------                                                              -------        -------
Net cash flow as a result of accounts receivable financing                            $  (325)       $  (304)
Collections from customers                                                             $3,232        $ 2,787

CONTINGENTLY CONVERTIBLE SECURITIES: In June 2006, the $11.87 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock. As a result, these securities are convertible at the option of the security holders for the three months ending September 30, 2006, with the par value payable in cash. As of July 2006, none of the security holders have notified us of their intention to convert these securities.

In June 2006, the $12.81 per share conversion trigger price contingency was not met for our $150 million 3.375 percent contingently convertible senior notes. Therefore, they retained the characteristics of a long-term liability and we reclassified them as long-term debt.

4:   EARNINGS PER SHARE

The following table presents the basic and diluted earnings per share computations based on Income from Continuing Operations:

                                                         In Millions, Except Per Share Amounts
                                                         -------------------------------------
Three Months Ended June 30                                      2006            2005
--------------------------                                     -------         -------
EARNINGS AVAILABLE TO COMMON STOCKHOLDERS
  Income from Continuing Operations                            $    73         $    30
  Less Preferred Dividends                                          (3)             (3)
                                                               -------         -------
  Income from Continuing Operations
         Available to Common Stockholders
         - Basic and Diluted                                   $    70         $    27
                                                               =======         =======
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
    Weighted Average Shares - Basic                              219.6           217.9
    Add dilutive impact of Contingently
            Convertible Securities                                 8.6            10.2
    Add dilutive Stock Options and Warrants                        1.4             0.8
                                                               -------         -------
    Weighted Average Shares - Diluted                            229.6           228.9
                                                               =======         =======

EARNINGS PER AVERAGE COMMON SHARE
  AVAILABLE TO COMMON STOCKHOLDERS
        Basic                                                  $  0.32         $  0.12
        Diluted                                                $  0.30         $  0.12
                                                               =======         =======

                                     CMS-61

                                                          CMS Energy Corporation

                                                         In Millions, Except Per Share Amounts
                                                         -------------------------------------
Six Months Ended June 30                                        2006            2005
------------------------                                       -------         -------

EARNINGS AVAILABLE TO COMMON STOCKHOLDERS
  Income from Continuing Operations                            $    48         $   182
  Less Preferred Dividends                                          (6)             (5)
                                                               -------         -------
  Income from Continuing Operations Available to
         Common Stockholders - Basic and Diluted               $    42         $   177
                                                               =======         =======
AVERAGE COMMON SHARES OUTSTANDING
  APPLICABLE TO BASIC AND DILUTED EPS
    Weighted Average Shares - Basic                              219.3           206.7
    Add dilutive impact of Contingently
            Convertible Securities                                 9.6             8.2
    Add dilutive Stock Options and Warrants                        1.4             0.8
                                                               -------         -------
    Weighted Average Shares - Diluted                            230.3           215.7
                                                               =======         =======

EARNINGS PER AVERAGE COMMON SHARE
  AVAILABLE TO COMMON STOCKHOLDERS
        Basic                                                  $  0.19         $  0.86
        Diluted                                                $  0.19         $  0.82
                                                               =======         =======

Contingently Convertible Securities: Our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value.

Stock Options and Warrants: Since the exercise price was greater than the average market price of our common stock, there was no impact to diluted EPS for additional options and warrants to purchase 1.8 million shares of common stock for the three months ended June 30, 2006, and 3.4 million shares of common stock for the three months ended June 30, 2005. There was also no impact to diluted EPS for additional options and warrants to purchase 1.8 million shares of common stock for the six months ended June 30, 2006, and 3.5 million shares of common stock for the six months ended June 30, 2005.

Convertible Debentures: Due to accounting EPS dilution principles, for the three and six months ended June 30, 2006, there was no impact to diluted EPS from our
7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:

     - increased the numerator of diluted EPS by $2 million for the three months ended June 30, 2006 and $4 million for the six months ended June 30, 2006, from an assumed reduction of interest expense, net of tax, and

     -    increased the denominator of diluted EPS by 4.2 million shares.

We can revoke the conversion rights if certain conditions are met.

                                     CMS-62

                                                          CMS Energy Corporation

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                                In Millions
                                            -------------------------------------------------------------------------------
                                                        June 30, 2006                             December 31, 2005
                                            ------------------------------------       ------------------------------------
                                                           Fair       Unrealized                      Fair       Unrealized
                                             Cost          Value      Gain (Loss)       Cost          Value      Gain (Loss)
                                            ------        ------      -----------      ------        ------      -----------
Long-term debt,                             $6,998        $6,926      $      72        $7,089        $7,315      $  (226)
    including current amounts
Long-term debt - related parties,
    including current amounts                  178           145             33           307           280           27
Available-for-sale securities:
SERP:
    Equity securities                           35            51             16            34            49           15
    Debt securities                             16            15             (1)           17            17            -
Nuclear decommissioning investments:
    Equity securities                          135           253            118           134           252          118
    Debt securities                            306           303             (3)          287           291            4

In July 2006, Consumers reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. Accordingly, upon completion of the sale, Consumers will transfer $366 million of nuclear decommissioning trust fund assets to Entergy and retain $200 million. Consumers will also be entitled to receive a return of $116 million of decommissioning trust fund assets pending either a favorable federal tax ruling regarding the release of the funds, or, if the funds are available, after decommissioning of the Palisades site is complete. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory proceedings.

DERIVATIVE INSTRUMENTS: In order to limit our exposure to certain market risks, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. These contracts, used primarily to manage our exposure to changes in interest rates, commodity prices, and currency exchange rates, are classified as either non-trading or trading. We enter into these contracts using established policies and procedures, under the direction of both:

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

                                     CMS-63

                                                          CMS Energy Corporation

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

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

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

In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this

                                     CMS-64

                                                          CMS Energy Corporation

market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan.

Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:

                                                                                                                       In Millions
                                                    ------------------------------------------------------------------------------
                                                              June 30, 2006                              December 31, 2005
                                                    ------------------------------------      ------------------------------------
                                                                  Fair       Unrealized                     Fair       Unrealized
Derivative Instruments                              Cost          Value      Gain (Loss)      Cost          Value      Gain (Loss)
----------------------                              -----         -----      -----------      -----         -----      ----------
Non-trading:
  Gas supply option contracts                       $   -         $   -      $      -         $   1         $  (1)     $      (2)
  FTRs                                                  -             1             1             -             1              1
Derivative contracts associated with the MCV
  Partnership:
  Long-term gas contracts (a)                           -            59            59             -           205            205
  Gas futures, options, and swaps (a)                   -           121           121             -           223            223
CMS ERM contracts:
  Non-trading electric / gas contracts                  -           (64)          (64)            -           (63)           (63)
  Trading electric / gas contracts (b)                 (3)           44            47            (3)          100            103
Derivative contracts associated with equity
  investments in:
  Shuweihat                                             -            (6)           (6)            -           (20)           (20)
  Taweelah                                            (35)           (6)           29           (35)          (17)            18
  Jorf Lasfar                                           -            (6)           (6)            -            (8)            (8)
  Other                                                 -             2            2              -             1              1

(a) The fair value of the MCV Partnership's long-term gas contracts and gas futures, options, and swaps has decreased significantly from December 31, 2005 partly due to a decrease in natural gas prices since that time. The decrease is also the result of the normal reversal of such derivative assets. As gas has been purchased under the long-term gas contracts and the gas futures, options, and swap contracts have been settled, the fair value of the contracts has decreased.

(b) The fair value of CMS ERM's trading electric and gas contracts has decreased significantly from December 31, 2005 due to decreases in prices for natural gas and electricity since that time.

We record the fair value of our gas supply option contracts, FTRs, and the derivative contracts associated with the MCV Partnership in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets. We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Investments - Enterprises on our Consolidated Balance Sheets.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide gas to our customers at a reasonable and prudent cost. As part of the GCR process, the mark-to-market gains and losses associated with these options are reported directly in earnings as part of

                                     CMS-65

                                                          CMS Energy Corporation

Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

FTRS: With the establishment of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges. FTRs are marked-to-market each quarter, with changes in fair value reported to earnings as part of Other income.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase and manage the cost of the natural gas it needs to generate electricity and steam. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, we have not recognized these contracts at fair value on our Consolidated Balance Sheets at June 30, 2006.

The MCV Partnership also holds certain long-term gas contracts that do not qualify as normal purchases because these contracts contain volume optionality. In addition, as a result of implementing the RCP in 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be used to generate electricity or steam. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For further details on the RCP, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

For the six months ended June 30, 2006, we recorded a $145 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these long-term gas contracts. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our ownership interest in the MCV Partnership.

We have recorded derivative assets totaling $59 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets at June 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased, with the remainder reversing between 2008 and 2011. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our ownership interest in the MCV Partnership.

At the closing of this sale, these assets, which represent cumulative net mark-to-market gains, will be sold in conjunction with the sale of our ownership interest. Also at the closing, we will record any additional mark-to-market gains or losses associated with the long-term gas contracts and recognize the changes in fair value in earnings. Any such changes in the fair value of these contracts recognized before the closing will not affect the purchase price of our ownership interest in the MCV Partnership. After the closing of the sale, we will no longer record the fair value of these long-term gas contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income.

For further details on the sale of our interest in the MCV Partnership, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The
Midland Cogeneration Venture."

                                     CMS-66

                                                          CMS Energy Corporation

Gas Futures, Options, and Swaps: The MCV Partnership enters into natural gas futures, options, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas. The MCV Partnership uses these financial instruments to:

     - ensure an adequate supply of natural gas for the projected generation and sales of electricity and steam, and

     - manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts.

At June 30, 2006, the MCV Partnership held natural gas futures, options, and swaps. We have recorded a net derivative asset amount of $121 million on our Consolidated Balance Sheets at June 30, 2006 associated with the fair value of these contracts. Certain of the futures and swaps qualify for cash flow hedge accounting and we record our proportionate share of their mark-to-market gains and losses in Accumulated other comprehensive loss. The remaining contracts are not cash flow hedges and their mark-to-market gains and losses are recorded to earnings.

Those contracts that qualify as cash flow hedges represent assets of $122 million of the net $121 million derivative assets recorded on our Consolidated Balance Sheets. We have recorded a cumulative net gain of $39 million, net of tax and minority interest, in Accumulated other comprehensive loss at June 30, 2006, representing our proportionate share of the cash flow hedges held by the MCV Partnership. If we have not closed the sale of our ownership interest in the MCV Partnership within the next 12 months, we can expect to reclassify $17 million of this balance, net of tax and minority interest, as an increase to earnings as the contracts settle, offsetting the costs of gas purchases. There was no ineffectiveness associated with any of these cash flow hedges.

The remaining futures, options, and swap contracts, representing derivative liabilities of $1 million, do not qualify as cash flow hedges. The futures and swap contracts were previously accounted for as cash flow hedges. Since the RCP was implemented in 2005, these instruments no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. The MCV Partnership expects almost all of these derivative liabilities to be realized during 2006 as the contracts settle, with the remainder to be realized during 2007. For further details on the RCP, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

For the six months ended June 30, 2006, we recorded a $53 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these instruments. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our ownership interest in the MCV Partnership.

In conjunction with the sale of our ownership interest in the MCV Partnership, all of the futures, options, and swaps will be sold. At the closing of this sale, we will record any additional mark-to-market gains or losses associated with these contracts and recognize the changes in fair value in Accumulated other comprehensive loss or earnings, accordingly. Any such changes in the fair value of these contracts recognized before the closing will not affect the purchase price of our ownership interest in the MCV Partnership. Then, for those futures and swaps that qualify as cash flow hedges, the related balance of net cumulative gains recorded in Accumulated other comprehensive loss will be reclassified and recognized in earnings. After the sale of these assets,

                                     CMS-67

                                                          CMS Energy Corporation

we will no longer record the fair value of these contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income. For additional details on the sale of our interest in the MCV Partnership, see Note 2, Contingencies, "Other Consumers' Electric Utility Contingencies - The Midland Cogeneration Venture."

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts as a part of activities considered to be an integral part of CMS Energy's ongoing operations. CMS ERM holds certain contracts for the future purchase and sale of natural gas that will result in physical delivery of the commodity at contractual prices. These forward contracts are generally long-term in nature and are classified as non-trading. CMS ERM also uses various financial instruments, including swaps, options, and futures, to manage commodity price risks associated with its forward purchase and sale contracts and with generation assets owned by CMS Energy or its subsidiaries. These financial contracts are classified as trading activities.

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

DERIVATIVE CONTRACTS ASSOCIATED WITH EQUITY INVESTMENTS: At June 30, 2006, some of our equity method investees held:

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

FOREIGN EXCHANGE DERIVATIVES: At times, we use forward exchange and option contracts to hedge the value of investments in foreign operations. These contracts limit the risk from currency exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the hedged investments. At June 30, 2006, we had no outstanding foreign exchange contracts. However, the impact of previous hedges on our investments in foreign operations is reflected in Accumulated other comprehensive loss as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the hedged investments. At June 30, 2006, our total foreign currency translation adjustment was a net loss of $308 million, which included a net hedging loss of $26 million, net of tax, related to settled contracts.

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

                                     CMS-68

                                                          CMS Energy Corporation

exposed to potential loss under each contract and take remedial action, if necessary.

CMS ERM and the MCV Partnership enter into contracts primarily with companies in the electric and gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic conditions, the weather, or other conditions. CMS ERM and the MCV Partnership typically use industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at June 30, 2006, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

                                                                                                      In Millions
                               ----------------------------------------------------------------------------------
                                                                              Net Exposure         Net Exposure
                                  Exposure                                   from Investment      from Investment
                                   Before       Collateral       Net              Grade                Grade
                               Collateral (a)    Held (b)      Exposure         Companies          Companies (%)
                               --------------   ----------     --------      ---------------      ---------------
CMS ERM                             $ 71            $ -          $ 71            $ 9 (c)                 13
MCV Partnership                      181             96            85             82 (d)                 96

(a) Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.

(b) Collateral held includes cash and letters of credit received from counterparties.

(c) The majority of the remaining balance of CMS ERM's net exposure was from a counterparty whose credit rating fell below investment grade after December 31, 2005.

(d) The remaining balance of the MCV Partnership's net exposure was from independent natural gas producers/suppliers that do not have published credit ratings.

Based on our credit policies, our current exposures, and our credit reserves, we do not expect a material adverse effect on our financial position or future earnings as a result of counterparty nonperformance.

                                     CMS-69

                                                          CMS Energy Corporation

6: RETIREMENT BENEFITS

We provide retirement benefits to our employees under a number of different plans, including:

     -    a non-contributory, defined benefit Pension Plan,

     - a cash balance pension plan for certain employees hired between July 1, 2003 and August 31, 2005,

     -    a DCCP for employees hired on or after September 1, 2005,

     -    benefits to certain management employees under SERP,

     -    a defined contribution 401(k) Savings Plan,

     -    benefits to a select group of management under the EISP, and

     -    health care and life insurance benefits under OPEB.

Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan's assets are not distinguishable by company.

Effective January 11, 2006, the MPSC electric rate order authorized Consumers to include $33 million of electric pension expense in its electric rates. Due to the volatility of these particular costs, the order also established a pension equalization mechanism to track actual costs. If actual pension expenses are greater than the $33 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from customers. If actual pension expenses are less than the $33 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between pension expense allowed in our electric rates and pension expense under SFAS No. 87 resulted in a net reduction in pension expense of $2 million for the three months ended June 30, 2006 and $5 million for the six months ended June 30, 2006. We have established a corresponding regulatory asset of $5 million.

OPEB: Effective January 11, 2006, the MPSC electric rate order authorized Consumers to include $28 million of electric OPEB expense in its electric rates. Due to the volatility of these particular costs, the order also established an OPEB equalization mechanism to track actual costs. If actual OPEB expenses are greater than the $28 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from our customers. If actual OPEB expenses are less than the $28 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between OPEB expense allowed in our electric rates and OPEB expense under SFAS No. 106 resulted in a $1 million net reduction in OPEB expense for the three months and the six months ended June 30, 2006. We have established a corresponding regulatory asset of $1 million.

                                     CMS-70

Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                             In Millions
                                                     ---------------------------------------------------
                                                                          Pension
                                                     ---------------------------------------------------
                                                     Three Months Ended              Six Months Ended
                                                     ------------------            ---------------------
June 30                                               2006        2005              2006           2005
-------                                              ------      ------            ------         ------
Service cost                                         $   12      $   15            $   24         $   25
Interest expense                                         21          30                42             49
Expected return on plan assets                          (21)        (38)              (43)           (63)
Amortization of:
  Net loss                                               11           7                22             14
  Prior service cost                                      2           3                 4              4
                                                     ------      ------            ------         ------
Net periodic cost                                        25          17                49             29
Regulatory adjustment                                    (2)          -                (5)             -
                                                     ------      ------            ------         ------
Net periodic cost after regulatory adjustment        $   23      $   17            $   44         $   29
                                                     ======      ======            ======         ======

                                                                                             In Millions
                                                     ---------------------------------------------------
                                                                            OPEB
                                                     ---------------------------------------------------
                                                     Three Months Ended              Six Months Ended
                                                     ------------------            ---------------------
June 30                                               2006        2005              2006           2005
-------                                              ------      ------            ------         ------
Service cost                                         $    6      $    5            $   12         $   11
Interest expense                                         16          16                32             32
Expected return on plan assets                          (15)        (14)              (29)           (28)
Amortization of:
  Net loss                                                5           5                10              9
  Prior service cost                                     (2)         (2)               (5)            (4)
                                                     ------      ------            ------         ------
Net periodic cost                                        10          10                20             20
Regulatory adjustment                                    (1)          -                (1)             -
                                                     ------      ------            ------         ------
Net periodic cost after regulatory adjustment        $    9      $   10             $  19         $   20
                                                     ======      ======            ======         ======

SERP: On April 1, 2006, we implemented a Defined Contribution Supplemental Executive Retirement Plan (DC SERP) and froze further new participation in the defined benefit SERP. The DC SERP provides promoted and newly hired participants benefits ranging from 5 to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. Our contributions to the plan, if any, will be placed in a grantor trust. For the six months ended June 30, 2006, no contributions were made to the plan.

MCV: The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months and six months ended June 30, 2006 and 2005 was less than $1 million.

                                     CMS-71

                                                          CMS Energy Corporation

7:  ASSET RETIREMENT OBLIGATIONS

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

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FASB Interpretation No. 47.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

June 30, 2006                                                                                                    In Millions
----------------------------------------------------------------------------------------------------------------------------
                                                       In Service                                                      Trust
ARO Description                                          Date         Long Lived Assets                                 Fund
---------------                                        ----------     -----------------                                -----
Palisades-decommission plant site                      1972           Palisades nuclear plant                           $551
Big Rock-decommission plant site                       1962           Big Rock nuclear plant                              12
JHCampbell intake/discharge water line                 1980           Plant intake/discharge water line                    -
Closure of coal ash disposal areas                     Various        Generating plants coal ash areas                     -
Closure of wells at gas storage fields                 Various        Gas storage fields                                   -
Indoor gas services equipment relocations              Various        Gas meters located inside structures                 -
Asbestos abatement                                     1973           Electric and gas utility plant                       -
Natural gas-fired power plant                          1997           Gas fueled power plant                               -
Close gas treating plant and gas wells                 Various        Gas transmission and storage                         -

                                     CMS-72

                                                                 CMS Corporation

                                                                                                                  In Millions
                                             --------------------------------------------------------------------------------
                                                ARO                                                                    ARO
                                             Liability                                                Cash flow     Liability
ARO Description                              12/31/05      Incurred       Settled(a)   Accretion      Revisions      6/30/06
---------------                              ---------     --------       ----------   ---------      ---------     ---------
Palisades-decommission                       $   375       $     -        $    -       $     12       $     -       $   387
Big Rock-decommission                             27             -           (15)             2             -            14
JHCampbell intake line                             -             -             -              -             -             -
Coal ash disposal areas                           54             -            (1)             2             -            55
Wells at gas storage fields                        1             -             -              -             -             1
Indoor gas services relocations                    1             -             -              -             -             1
Natural gas-fired power plant                      1             -             -              -             -             1
Close gas treating plant and gas wells             1             -             -              1             -             2
Asbestos abatement                                36             -            (2)             1             -            35
                                             -------       -------        ------       --------       -------       -------
Total                                        $   496       $     -        $  (18)      $     18       $     -       $   496
                                             =======       =======        ======       ========       =======       =======

(a) These cash payments are included in the Other current and non-current liabilities line in Net cash provided by operating activities on our Consolidated Statements of Cash Flows. Cash payments for the six months ended June 30, 2005 were $26 million.

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In December 2005, the ALJ issued a Proposal for Decision recommending that the MPSC dismiss the proceeding. In March 2006, the MPSC remanded the case to the ALJ for findings and recommendations. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

8:   EXECUTIVE INCENTIVE COMPENSATION

We provide a Performance Incentive Stock Plan (the Plan) to key employees and non-employee directors based on their contributions to the successful management of the company. The Plan has a five-year term, expiring in May 2009.

All grants awarded under the Plan for the six months ended June 30, 2006 and in 2005 were in the form of restricted stock. Restricted stock awards are outstanding shares to which the recipient has full voting and dividend rights and vest 100 percent after three years of continued employment. Restricted stock awards granted to officers in 2005 and 2004 are also subject to the achievement of specified levels of total shareholder return, including a comparison to a peer group of companies. All restricted stock awards are subject to forfeiture if employment terminates before vesting. However, if certain minimum service requirements are met, restricted shares may continue to vest upon retirement or disability and vest fully if control of CMS Energy changes, as defined by the Plan.

The Plan also allows for the following types of awards:

      -     stock options,

      -     stock appreciation rights,

      -     phantom shares, and

      -     performance units.

                                     CMS-73

                                                          CMS Energy Corporation

For the six months ended June 30, 2006 and in 2005, we did not grant any of these types of awards.

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

Shares awarded or subject to stock options, phantom shares, and performance units may not exceed 6 million shares from June 2004 through May 2009, nor may such awards to any participant exceed 250,000 shares in any fiscal year. We may issue awards of up to 4,906,300 shares of common stock under the Plan at June 30, 2006. Shares for which payment or exercise is in cash, as well as shares or stock options that are forfeited, may be awarded or granted again under the Plan.

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) was effective for us on January 1, 2006. SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this value over the required service period of the awards. As a result, future compensation costs for share-based awards with accelerated service provisions upon retirement will need to be fully expensed by the period in which the employee becomes eligible to retire. At January 1, 2006, unrecognized compensation cost for such share-based awards held by retirement-eligible employees was not material.

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

The SEC issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Also, the SEC issued SAB No. 107 to provide the staff's views regarding the valuation of share-based payments, including assumptions such as expected volatility and expected term. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R) with no impact on our consolidated results of operations.

The following table summarizes restricted stock activity under the Plan:

                                                          Weighted-
                                                        Average Grant
                                                          Date Fair
Restricted Stock                   Number of Shares         Value
----------------                   ----------------     -------------
Nonvested at December 31, 2005          1,682,056        $    10.64
  Granted                                  47,830        $    13.00
  Vested                                  (19,886)       $     9.12
  Forfeited                               (35,000)       $    10.92
                                        ---------        ----------

Nonvested at June 30, 2006              1,675,000        $    10.72
                                        =========        ==========

The total fair value of shares vested was less than $1 million for the six months ended June 30, 2006 and 2005.

                                     CMS-74

                                                          CMS Energy Corporation

We calculate the fair value of restricted shares granted based on the price of our common stock on the grant date and expense the fair value over the required service period. Total compensation cost recognized in income related to restricted stock was $3 million for the six months ended June 30, 2006 and $2 million for the six months ended June 30, 2005. The total related income tax benefit recognized in income was $1 million for the six months ended June 30, 2006 and 2005. At June 30, 2006, there was $10 million of total unrecognized compensation cost related to restricted stock. We expect to recognize this cost over a weighted-average period of 2.0 years.

The following table summarizes stock option activity under the Plan:

                                                                                          Weighted-
                                                  Options             Weighted-            Average        Aggregate
                                                Outstanding,           Average            Remaining       Intrinsic
                                                Fully Vested,         Exercise           Contractual        Value
Stock Options                                  and Exercisable          Price               Term         (In Millions)
-------------                                  ---------------        ---------          -----------     -------------
Outstanding at December 31, 2005                  3,541,338           $  21.21            5.4 years         $ (24)
  Granted                                                 -                  -
  Exercised                                         (53,000)          $   7.08
  Cancelled or Expired                             (392,640)          $  30.76
                                                  ---------           --------            ---------         -----

Outstanding at June 30, 2006                      3,095,698           $  20.24            5.1 years         $ (23)
                                                  =========           ========            =========         =====

Stock options give the holder the right to purchase common stock at a price equal to the fair value of our common stock on the grant date. Stock options are exercisable upon grant, and expire up to 10 years and one month from the grant date. We issue new shares when participants exercise stock options. The total intrinsic value of stock options exercised was less than $1 million for the six months ended June 30, 2006 and $1 million for the six months ended June 30, 2005. Cash received from exercise of these stock options was less than $1 million for the six months ended June 30, 2006 and $1 million for the six months ended June 30, 2005. Since we have utilized tax loss carryforwards, we were not able to realize the excess tax benefits upon exercise of stock options. Therefore, we did not recognize the related excess tax benefits in equity.

9:   EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting, in accordance with APB Opinion No. 18. Earnings from equity method investments was $8 million for the three months ended June 30, 2006 and $21 million for the three months ended June 30, 2005. Earnings from equity method investments was $44 million for the six months ended June 30, 2006 and $52 million for the six months ended June 30, 2005. The most significant of these investments is our 50 percent interest in Jorf Lasfar.

                                     CMS-75

                                                          CMS Energy Corporation

Summarized financial information for Jorf Lasfar is as follows:

Income Statement Data

                                                                             In Millions
                                     ---------------------------------------------------
JORF LASFAR                          Three Months Ended                Six Months Ended
-----------                          ------------------              -------------------
June 30                              2006          2005              2006           2005
-------                              ----          ----              ----           ----
Operating revenue                    $113          $129              $234           $259
Operating expenses                     79            90               158            173
                                     ----          ----              ----           ----
Operating income                       34            39                76             86
Other expense, net                     13            14                26             28
                                     ----          ----              ----           ----
Net income                           $ 21          $ 25              $ 50           $ 58
                                     ====          ====              ====           ====


10:  REPORTABLE SEGMENTS

Our reportable segments consist of business units organized and managed by their products and services. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.

The "Other" segment includes corporate interest and other and discontinued operations. The following tables show our financial information by reportable segment:

                                                                                                        In Millions
                                                          ---------------------------------------------------------
                                                             Three Months Ended                 Six Months Ended
                                                          ------------------------          -----------------------
June 30                                                    2006             2005             2006            2005
-------                                                   -------          -------          -------         -------
Operating Revenue
  Electric utility                                        $   791          $   644          $ 1,520         $ 1,272
  Gas utility                                                 334              355            1,375           1,347
  Enterprises                                                 271              231              533             456
                                                          -------          -------          -------         -------

Total Operating Revenue                                   $ 1,396          $ 1,230          $ 3,428         $ 3,075
                                                          =======          =======          =======         =======

Net Income Available to Common Stockholders
  Electric utility                                        $    37          $    46          $    66         $    79
  Gas utility                                                  (3)              (3)              34              55
  Enterprises                                                   4               29              (45)            134
  Other                                                        34              (45)             (10)            (91)
                                                          -------          -------          -------         -------

Total Net Income Available to Common Stockholders         $    72          $    27          $    45         $   177
                                                          =======          =======          =======         =======

                                                                     In Millions
                                                 -------------------------------
                                                 June 30, 2006 December 31, 2005
                                                 ------------- -----------------
Assets
  Electric utility (a)                              $ 7,925        $ 7,743
  Gas utility (a)                                     3,503          3,600
  Enterprises                                         3,695          4,130
  Other                                                 543            547
                                                    -------        -------
Total Assets                                        $15,666        $16,020
                                                    =======        =======

                                     CMS-76

                                                          CMS Energy Corporation

(a) Amounts include a portion of Consumers' other common assets attributable to both the electric and gas utility businesses.

                                     CMS-77

                                                          CMS Energy Corporation


                      (This page intentionally left blank)


                                     CMS-78

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In this MD&A, Consumers Energy, which includes Consumers Energy Company and all of its subsidiaries, is at times referred to in the first person as "we," "our" or "us." This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers Energy's Form 10-K for the year ended December 31, 2005.

EXECUTIVE OVERVIEW

Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers.

We manage our business by the nature of services each provides and operate principally in two business segments: electric utility and gas utility. Our electric utility operations include the generation, purchase, distribution, and sale of electricity. Our gas utility operations include the purchase, transportation, storage, distribution, and sale of natural gas.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy related services. Our businesses are affected primarily by:

     - weather, especially during the traditional heating and cooling seasons,

     -    economic conditions,

     -    regulation and regulatory issues,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.


During the past several years, our business strategy has involved improving our balance sheet and maintaining focus on our core strength: utility operations and service.

We are focused on growing the equity base of our company and have been refinancing our debt to reduce interest rate costs. In 2006, we received $200 million of cash contributions from CMS Energy and we extinguished, through a legal defeasance, $129 million of 9 percent related party notes.

In July 2006, we reached an agreement to sell the Palisades nuclear plant to Entergy for $380 million. We also signed a 15-year power purchase agreement for 100 percent of the plant's current electric output. We are targeting to close the sale in the first quarter of 2007. The sale will result in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. We expect that a portion of the proceeds will benefit our customers. We plan to use the cash that we retain from the sale to reduce debt.

                                                        Consumers Energy Company


Working capital and cash flow continue to be a challenge for us. Natural gas prices continue to be volatile and remain at high levels. Although our natural gas purchases are recoverable from our utility customers, higher priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.

In addition to causing working capital issues for us, historically high natural gas prices caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. High gas prices could result in a further impairment of our interest in the MCV Partnership.

Due to the impairment of the MCV Facility, and operating losses from mark-to-market adjustments on derivative instruments, the equity held by a Consumers' subsidiary and the other minority interest owners in the MCV Partnership has decreased significantly and is now negative. As the MCV Partnership recognizes future losses, we will assume an additional 7 percent of the MCV Partnership's negative equity, which is a portion of the limited partners' negative equity, in addition to our proportionate share. In July 2006, we reached an agreement to sell our interests in the MCV Partnership and the FMLP. The sale is subject to various regulatory approvals including the MPSC. If the sale closes by the end of 2006, as expected, it will have a $56 million positive impact on our 2006 cash flow. The sale will reduce our exposure to sustained high natural gas prices. We will use the proceeds to reduce utility debt. If the sale is not completed, the viability of the MCV Facility is still in question.

Going forward, our strategy will continue to focus on:

     -    managing cash flow issues,

     -    maintaining and growing earnings, and

     - investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been further hampered by recent negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of our economy.

These negative effects will be offset somewhat by the reduction we are experiencing in ROA load in our service territory. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents a decrease of 62 percent of ROA load compared to June 30, 2005. It is, however, difficult to predict future ROA customer trends.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:

                                                        Consumers Energy Company


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

     -    credit ratings of Consumers, CMS Energy, or any of their affiliates,

     - factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

     - international, national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

     - adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

     - potentially adverse regulatory treatment and (or) regulatory lag concerning a number of significant questions presently before the MPSC including:

               - recovery of Clean Air Act costs and other environmental and safety-related expenditures,

               - power supply and natural gas supply costs when oil prices and other fuel prices are increasing rapidly,

               - timely recognition in rates of additional equity investments in Consumers,

               - adequate and timely recovery of additional electric and gas rate-based investments,

               - adequate and timely recovery of higher MISO energy costs, and

               - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

     - the impact of adverse natural gas prices on the MCV Partnership and the FMLP investments, regulatory decisions that limit recovery of capacity and fixed energy payments, and our ability to complete the sale of our interests in the MCV Partnership and the FMLP,

     - if successful in exercising the regulatory out clause of the MCV PPA, and if the sale of our interests in the MCV Partnership and the FMLP is not completed, the negative impact on the MCV Partnership's financial performance,

     - if we exercise our regulatory out rights causing the MCV Partnership to terminate the MCV PPA, the effects on our ability to purchase capacity to serve our customers and recover the cost of these purchases,

     - federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

                                                        Consumers Energy Company


     - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

     -    our ability to collect accounts receivable from our customers,

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

     -    achievement of capital expenditure and operating expense goals,

     -    changes in financial or regulatory accounting principles or policies,

     -    changes in tax laws or new IRS interpretations of existing tax laws,

     - outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims,

     - disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

     - other business or investment considerations that may be disclosed from time to time in Consumers' or CMS Energy's SEC filings, or in other publicly issued written documents, and

     - other uncertainties that are difficult to predict, many of which are beyond our control.

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 2, Contingencies, and Part II,
Item 1A. Risk Factors.

                                                        Consumers Energy Company


RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                              In Millions
                                                          -------------------------------
Three months ended June 30                                2006         2005        Change
--------------------------                                ----         ----        ------

    Electric                                              $ 37         $ 46         $ (9)
    Gas                                                     (3)          (3)           -
    Other (Includes the MCV Partnership interest)            1          (11)          12
                                                          ----         ----         ----

Net income available to common stockholder                $ 35         $ 32         $  3
                                                          ====         ====         ====

For the three months ended June 30, 2006, net income available to our common stockholder was $35 million, compared to $32 million for the three months ended June 30, 2005. The increase reflects higher electric utility revenues due to an electric rate increase authorized in December 2005 and a $14 million impact from the resolution of an IRS income tax audit. The audit resolution resulted in an increase to net income of $4 million at the electric utility, $3 million at the gas utility, and $7 million in our other segment. Partially offsetting these increases are higher operating and maintenance costs at our electric utility.

Specific changes to net income available to our common stockholder for 2006 versus 2005 are:

                                                                                                       In Millions
                                                                                                       -----------

-    increase in electric delivery revenue primarily due to the MPSC's December 2005
     electric rate order,                                                                                 $ 39

-    decrease in income taxes, offset by interest expense, primarily due to an IRS income tax audit,        14

-    increase in operating expenses primarily due to higher depreciation and amortization expense,
     expense, higher electric maintenance expense, and higher customer service expense, and                (44)

-    other net decreases                                                                                    (6)
                                                                                                          ----
Total Change                                                                                              $  3
                                                                                                          ====

                                                                                  In Millions
                                                          -----------------------------------
Six months ended June 30                                   2006           2005         Change
------------------------                                  ------         ------        ------

    Electric                                              $   66         $   79        $  (13)
    Gas                                                       34             55           (21)
    Other (Includes the MCV Partnership interest)            (55)            55          (110)
                                                          ------         ------        ------

Net income available to common stockholder                $   45         $  189        $ (144)
                                                          ======         ======        ======

For the six months ended June 30, 2006, net income available to our common stockholder was $45 million, compared to $189 million for the six months ended June 30, 2005. The decrease reflects the impact of gas prices on the market value of certain long-term gas contracts and financial hedges. In order to reflect the market value, mark-to-market losses were recorded in 2006 to reduce partially gains

                                                        Consumers Energy Company


recorded on these assets in 2005. The decrease also reflects a reduction in net income from our gas utility due to lower, weather-driven sales, and higher operating and maintenance costs at our electric utility. Partially offsetting these losses are higher electric utility revenues primarily due to an electric rate increase authorized in December 2005 and the $14 million impact from the resolution of an IRS income tax audit.

Specific changes to net income available to our common stockholder for 2006 versus 2005 are:

                                                                                                     In Millions
                                                                                                     -----------
-    decrease in earnings from our ownership interest in the MCV Partnership primarily due to
     a decrease in the fair value of certain long-term gas contracts and financial hedges,             $ (122)

-    increase in operating expenses primarily due to higher depreciation and amortization expense,
     expense, higher electric maintenance expense, and higher customer service expense,                   (88)

-    decrease in gas delivery revenue primarily due to warmer weather and increased
     conservation efforts,                                                                                (23)

-    decrease in return on electric utility capital expenditures in excess of depreciation base
     as allowed by the Customer Choice Act,                                                               (14)

-    increase in electric delivery revenue primarily due to the MPSC's December 2005
     electric rate order,                                                                                  77

-    decrease in income taxes, offset by interest expense, primarily due to an IRS income tax audit,       14

-    increase in earnings due to the expiration of rate caps that, in 2005, would not allow us
     to recover fully our power supply costs from our residential customers, and                            8

-    other net increases                                                                                    4
                                                                                                       ------
Total Change                                                                                           $ (144)
                                                                                                       ======

                                                        Consumers Energy Company


ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                                 In Millions
                                                          ----------------------------------
June 30                                                    2006          2005         Change
-------                                                   ------        ------        ------

Three months ended                                        $   37        $   46        $   (9)
Six months ended                                          $   66        $   79        $  (13)
                                                          ======        ======        ======

                                                       Three Months Ended               Six Months Ended
Reasons for the change:                            June 30, 2006 vs. 2005         June 30, 2006 vs. 2005
-----------------------                            ----------------------         ----------------------

Electric deliveries                                               $   60                          $  119
Power supply costs and related revenue                                 3                              12
Other operating expenses, other income, and
  non-commodity revenue                                              (71)                           (130)
Regulatory return on capital expenditures                             (8)                            (21)
General taxes                                                         (1)                             (1)
Interest charges                                                      (3)                             (2)
Income taxes                                                          11                              10
                                                                  ------                          ------

Total change                                                      $   (9)                         $  (13)
                                                                  ======                          ======

ELECTRIC DELIVERIES: For the three months ended June 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.2 billion kWh or 2.1 percent versus 2005. For the six months ended June 30, 2006, electric deliveries, excluding intersystem sales, decreased 0.3 billion kWh or 1.8 percent versus 2005. The decrease in electric deliveries for both periods is primarily due to weather. Despite lower electric deliveries, electric delivery revenue increased primarily due to an electric rate order, increased surcharge revenue, and the return to full-service rates of customers previously using alternative energy suppliers.

In December 2005, the MPSC issued an order authorizing an annual rate increase of $86 million for service rendered on and after January 11, 2006. As a result of this order, electric delivery revenues increased $23 million for the three months ended June 30, 2006 and $43 million for the six months ended June 30, 2006 versus the same periods in 2005.

Effective January 1, 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $12 million for the three months ended June 30, 2006 and $23 million for the six months ended June 30, 2006 versus the same periods in 2005. In addition, on January 1, 2006, we began recovering customer choice transition costs from our residential customers, thereby increasing electric delivery revenue by another $2 million for the three months ended June 30, 2006 and $5 million for the six months ended June 30, 2006 versus the same periods in 2005.

The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers. This amount represents a decrease of 62 percent of ROA load compared to June 30, 2005. The return of former ROA customers to full-service rates increased electric revenues $15 million for the three months ended June 30, 2006 and $28 million for the six months ended June 30, 2006 versus the same periods in 2005.

                                                        Consumers Energy Company


POWER SUPPLY COSTS AND RELATED REVENUE: In 2005, power supply costs exceeded power supply revenue due to rate caps for our residential customers. Rate caps for our residential customers expired on December 31, 2005. In 2006, the absence of rate caps allows us to record power supply revenue to offset fully our power supply costs. Our ability to recover fully these power supply costs resulted in a $3 million increase to electric revenue for the three months ended June 30, 2006 and $12 million for the six months ended June 30, 2006 versus the same periods in 2005.

OTHER OPERATING EXPENSES, OTHER INCOME AND NON-COMMODITY REVENUE: For the three months ended June 30, 2006, other operating expenses increased $73 million, other income increased $3 million, and non-commodity revenue decreased $1 million versus 2005. For the six months ended June 30, 2006, other operating expenses increased $135 million, other income increased $8 million, and non-commodity revenue decreased $3 million versus 2005.

The increase in other operating expenses reflects higher operating and maintenance expense, customer service expense, depreciation and amortization expense, and pension and benefit expense. Operating and maintenance expense increased primarily due to costs related to a planned refueling outage at our Palisades nuclear plant, and higher tree trimming and storm restoration costs. Higher customer service expense reflects contributions, which started in January 2006 pursuant to a December 2005 MPSC order, to a fund that provides energy assistance to low-income customers. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Pension and benefit expense reflects changes in actuarial assumptions in 2005, and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers.

The increase in other income is primarily due to higher interest income and the absence, in 2006, of expenses recorded in 2005 associated with the early retirement of debt. The decrease in non-commodity revenue is primarily due to a decrease in capital-related services provided to METC in 2006 versus 2005.

REGULATORY RETURN ON CAPITAL EXPENDITURES: The $8 million decrease for the three months ended June 30, 2006 and $21 million decrease for the six months ended June 30, 2006 versus the same periods in 2005, is due to lower income associated with recording a return on capital expenditures in excess of our depreciation base as allowed by the Customer Choice Act. In December 2005, the MPSC issued an order that authorized us to recover $333 million of Section 10d(4) costs. The order authorized recovery of a lower level of costs versus the level used to record 2005 income.

GENERAL TAXES: For the three and six months ended June 30, 2006, the increase in general taxes reflect higher MSBT expense, offset partially by lower property tax expense.

INTEREST CHARGES: For the three and six months ended June 30, 2006, interest charges increased primarily due to adjustments made in connection with an IRS income tax audit. The settlement recognized that Consumers' taxable income for prior years was higher than originally filed, resulting in the accrual of interest on the additional tax liability for these prior years.

INCOME TAXES: For the three and six months ended June 30, 2006, income taxes decreased versus 2005 primarily due to lower earnings by the electric utility and the resolution of an IRS income tax audit, which resulted in a $4 million income tax benefit primarily for the utilization or restoration of income tax credits.

                                                        Consumers Energy Company


GAS UTILITY RESULTS OF OPERATIONS

                                                                                   In Millions
                                                          ------------------------------------
June 30                                                    2006           2005          Change
-------                                                   ------         ------         ------

Three months ended                                        $   (3)        $   (3)        $    -
Six months ended                                          $   34         $   55         $  (21)
                                                          ======         ======         ======

                                                    Three Months Ended            Six Months Ended
Reasons for the change:                         June 30, 2006 vs. 2005      June 30, 2006 vs. 2005
-----------------------                         ----------------------      ----------------------

Gas deliveries                                                  $   (5)                    $  (36)
Gas wholesale and retail services, other gas
  revenues and other income                                          6                         11
Operation and maintenance                                            1                         (2)
General taxes and depreciation                                      (2)                        (5)
Interest charges                                                    (3)                        (3)
Income taxes                                                         3                         14
                                                                ------                     ------

Total change                                                    $    -                     $  (21)
                                                                ======                     ======

GAS DELIVERIES: For the three months ended June 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 6 bcf or 12 percent. The decrease in gas deliveries is due to increased customer conservation efforts in response to higher gas prices and warmer than normal weather.

For the six months ended June 30, 2006, gas deliveries, including miscellaneous transportation to end-use customers, decreased 28 bcf or 14.4 percent. The decrease in gas deliveries is primarily due to warmer weather in 2006 versus 2005 and increased customer conservation efforts in response to higher gas prices. Average temperatures during the six-month period in 2006 were 4.3 percent warmer than 2005.

GAS WHOLESALE AND RETAIL SERVICES, OTHER GAS REVENUES AND OTHER INCOME: For the three and six months ended June 30, 2006, the increase is related primarily to increased gas wholesale and retail services revenue.

OPERATION AND MAINTENANCE: For the three months ended June 30, 2006, operation and maintenance expenses decreased versus 2005 primarily due to a reduction in our injuries and damages expense, offset partially by higher pension and benefit expense and customer service expense. Pension and benefit expense reflects changes in actuarial assumptions and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

For the six months ended June 30, 2006, operation and maintenance expenses increased versus 2005 primarily due to higher pension and benefit expense and customer service expense. Pension and benefit expense reflects changes in actuarial assumptions and the latest collective bargaining agreement between the Utility Workers Union of America and Consumers. Customer service expense increased primarily due to higher uncollectible accounts expense.

                                                        Consumers Energy Company


GENERAL TAXES AND DEPRECIATION: For the three and six months ended June 30, 2006, depreciation expense increased versus 2005 primarily due to higher plant in service. The increase in general taxes reflects higher MSBT expense, partially offset by lower property tax expense.

INTEREST CHARGES: For the three and six months ended June 30, 2006, interest charges increased primarily due to adjustments made in connection with an IRS income tax audit.

INCOME TAXES: For the three and six months ended June 30, 2006, income taxes decreased versus 2005 primarily due to lower earnings by the gas utility and the resolution of an IRS income tax audit, which resulted in a $3 million income tax benefit primarily for the utilization or restoration of income tax credits.

OTHER RESULTS OF OPERATIONS

                                                                                   In Millions
                                                          ------------------------------------
June 30                                                    2006           2005          Change
-------                                                   ------         ------         ------
Three months ended                                        $    1         $  (11)        $   12
Six months ended                                          $  (55)        $   55         $ (110)
                                                          ======         ======         ======

For the three months ended June 30, 2006, other operations net income was $1 million, an increase of $12 million versus 2005. The change is primarily due to a $5 million increase in earnings from our ownership interest in the MCV Partnership, primarily due to lower depreciation expense and higher dispatch revenue. Also contributing to the increase were lower interest charges and lower income tax expense at Consumers. The decrease in income tax expense is primarily due to the resolution of an IRS income tax audit, which resulted in a $7 million income tax benefit primarily for the utilization or restoration of income tax credits.

For the six months ended June 30, 2006, other operations net loss was $55 million, a decrease of $110 million versus 2005. The change is primarily due to a $122 million decrease in earnings from our ownership interest in the MCV Partnership. The decrease in MCV Partnership earnings is due to the impact of gas prices on the market value of certain long-term gas contracts and financial hedges. In order to reflect the market value of these contracts and hedges, mark-to-market losses were recorded in 2006 to reduce partially gains recorded on these assets in 2005. The 2005 gains were primarily due to the marking-to-market of certain long-term gas contracts and financial hedges that, as a result of the implementation of the RCP, no longer qualified as normal purchases or cash flow hedges.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A.

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

                                                        Consumers Energy Company


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

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: We account for investments in debt and equity securities using SFAS No. 115. For additional details on accounting for financial instruments, see Note 4, Financial and Derivative Instruments.

DERIVATIVE INSTRUMENTS: We account for derivative instruments in accordance with SFAS No. 133. Except as noted within this section, there have been no material changes to the accounting for derivative instruments since the year ended December 31, 2005. For additional details on accounting for derivatives, see
Note 4, Financial and Derivative Instruments.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at June 30, 2006:

                                                              Interest Rates (%)     Volatility Rates (%)
                                                              ------------------     --------------------
Long-term gas contracts associated with the MCV
     Partnership                                                 5.33 - 5.68               31 - 69

Establishment of the Midwest Energy Market: In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan. If an active market develops in the future, some of our electric purchase and sale contracts may qualify as derivatives. However, we believe that we would be able to apply the normal purchases and sales exception of SFAS No. 133 to these contracts and, therefore, would not be required to mark these contracts to market.

                                                        Consumers Energy Company


Implementation of the RCP: As a result of implementing the RCP in 2005, a significant portion of the MCV Partnership's long-term gas contracts no longer qualify as normal purchases because the gas will not be used to generate electricity or steam. Accordingly, these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. Additionally, certain of the MCV Partnership's natural gas futures and swap contracts, which are used to hedge variable-priced long-term gas contracts, no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. As a result of recording the changes in fair value of these long-term gas contracts and the related futures, options, and swaps to earnings, the MCV Partnership has recognized the following losses in 2006:

                                                                                    In Millions
                                                          -------------------------------------
                                                                           2006
                                                          -------------------------------------
                                                           First         Second         Year to
                                                          Quarter        Quarter         Date
                                                          -------        -------        -------
Long-term gas contracts                                   $ (111)        $  (34)        $ (145)
Related futures, options, and swaps                          (45)            (8)           (53)
                                                          ------         ------         ------
Total                                                     $ (156)        $  (42)        $ (198)
                                                          ======         ======         ======

These losses, shown before consideration of tax effects and minority interest, are included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on both its long-term gas contracts and its futures, options, and swap contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $58 million associated with the fair value of these contracts on our Consolidated Balance Sheets at June 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased and the futures, options, and swaps settle, with the remainder reversing between 2008 and 2011. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

At the closing of this sale, these assets, which represent cumulative net mark-to-market gains, will be sold in conjunction with the sale of our ownership interest. As a result, we will no longer record the fair value of these long-term gas contracts or the related futures, options, and swaps on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income. Additionally, at June 30, 2006, we have recorded a cumulative net gain of $39 million, net of tax and minority interest, in Accumulated other comprehensive income representing our proportionate share of the cash flow hedges held by the MCV Partnership. At the closing of the sale of our interest, this amount, adjusted for any additional changes in fair value, will be reclassified and recognized in earnings.

                                                        Consumers Energy Company


Any changes in the fair value of these contracts recognized before the closing will not affect the purchase price of our ownership interest in the MCV Partnership. For additional details on the sale of our interest in the MCV Partnership, see the "Other Electric Business Uncertainties - MCV
Underrecoveries" section in this MD&A and Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since December 31, 2005. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.

Interest Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of 10 percent):

                                                                                                   In Millions
                                                                        --------------------------------------
                                                                        June 30, 2006        December 31, 2005
                                                                        -------------        -----------------
Variable-rate financing - before tax annual earnings exposure              $    2                 $    3
Fixed-rate financing - potential REDUCTION in fair value (a)                  148                    149

(a) Fair value exposure could only be realized if we repurchased all of our fixed-rate financing.

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                                          In Millions
                                                                            -----------------------------------------
                                                                            June 30, 2006           December 31, 2005
                                                                            -------------           -----------------
Potential REDUCTION in fair value:
 Gas supply option contracts                                                     $   -                    $    1
 Derivative contracts associated with the MCV Partnership:
  Long-term gas contracts                                                           19                        39
  Gas futures, options, and swaps                                                   34                        48

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                                          In Millions
                                                                            -----------------------------------------
                                                                            June 30, 2006           December 31, 2005
                                                                            -------------           -----------------
Potential REDUCTION in fair value of available-for-sale equity securities (SERP investments and investments in CMS Energy common
stock)                                                                           $    5                    $    6

We maintain trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning. At June 30, 2006 and December 31, 2005, these funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and are recorded at fair value on our Consolidated Balance Sheets. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognizes that costs are recovered through our electric rates, fluctuations in equity prices or interest rates do not affect our consolidated earnings or cash flows.

For additional details on market risk and derivative activities, see Note 4, Financial and Derivative Instruments. For additional details on nuclear plant decommissioning at Big Rock and Palisades, see the "Other Electric Business Uncertainties - Nuclear Matters" section included in this MD&A.

                                                        Consumers Energy Company


OTHER

Other accounting policies important to an understanding of our results of operations and financial condition include:

     -    accounting for long-lived assets and equity method investments,

     -    accounting for the effects of industry regulation,

     -    accounting for pension and OPEB,

     -    accounting for asset retirement obligations,

     -    accounting for nuclear decommissioning costs, and

     -    accounting for related party transactions.

These accounting policies were disclosed in our 2005 Form 10-K and there have been no subsequent material changes.

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

     -    results of operations,

     -    capital expenditures,

     -    energy commodity costs,

     -    contractual obligations,

     -    regulatory decisions,

     -    debt maturities,

     -    credit ratings,

     -    working capital needs, and

     -    collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas purchases are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the timing of the cost recoveries. We have credit agreements with our commodity suppliers and those agreements contain terms that have resulted in margin calls. Additional margin calls or other credit support may be required if agency ratings are lowered or if market conditions remain unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities. Due to the adverse impact of the MCV Partnership asset impairment charge recorded in 2005 and the MCV Partnership fuel cost mark-to-market charges during 2006, our ability to issue FMB as primary obligations or as collateral for financing is expected to be limited to $298 million through December 31, 2006. After December 31, 2006, our ability to issue FMB in excess of $298 million is based on achieving a two-times FMB interest coverage ratio.

                                                        Consumers Energy Company


We believe the following items will be sufficient to meet our liquidity needs:

     -    our current level of cash and revolving credit facilities,

     - our ability to access junior secured and unsecured borrowing capacity in the capital markets, and

     -    our anticipated cash flows from operating and investing activities.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2006, $511 million consolidated cash was on hand, which includes $55 million of restricted cash and $265 million from entities consolidated pursuant to FASB Interpretation No. 46(R).

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                                              In Millions
                                                                    ---------------------
Six Months Ended June 30                                             2006           2005
------------------------                                            ------         ------
Net cash provided by (used in):
   Operating activities                                             $  274         $  564
   Investing activities                                               (214)          (284)
                                                                    ------         ------
Net cash provided by operating and investing activities                 60            280
   Financing activities                                                (20)           162
                                                                    ------         ------
Net Increase in Cash and Cash Equivalents                           $   40         $  442
                                                                    ======         ======

OPERATING ACTIVITIES: For the six months ended June 30, 2006, net cash provided by operating activities was $274 million, a decrease of $290 million versus 2005. This was a result of income tax payments to the parent and decreases in the MCV Partnership gas supplier funds on deposit, offset by a decrease in accounts receivable and an increase in accounts payable. The decrease in the MCV Partnership gas supplier funds on deposit was the result of refunds to suppliers from decreased exposure due to declining gas prices in 2006. The decrease in accounts receivable was primarily due to the expiration of emergency rules initiated by the MPSC, which delayed customer payments during the heating season. The increase in accounts payable was due to the timing of additional tax payments to the parent related to the IRS income tax audit offset by payments for higher priced gas that were accrued as of December 31, 2005.

INVESTING ACTIVITIES: For the six months ended June 30, 2006, net cash used in investing activities was $214 million, a decrease of $70 million versus 2005. This decrease was due to the release of restricted cash in February 2006, which we used to extinguish long-term debt - related parties.

FINANCING ACTIVITIES: For the six months ended June 30, 2006, net cash used in financing activities was $20 million, an increase of $182 million versus 2005. This increase was primarily due to lower stockholder's contributions from the parent, partially offset by a decrease in payments of common stock dividends of $127 million.

For additional details on long-term debt activity, see Note 3, Financings and Capitalization.

OBLIGATIONS AND COMMITMENTS

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

                                                        Consumers Energy Company


OFF-BALANCE SHEET ARRANGEMENTS: We enter into various arrangements in the normal course of business to facilitate commercial transactions with third-parties. These arrangements include indemnifications, letters of credit and surety bonds. For details on guarantee arrangements, see Note 2, Contingencies, "Other Contingencies -FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

REVOLVING CREDIT FACILITIES: For details on revolving credit facilities, see
Note 3, Financings and Capitalization.

SALE OF ACCOUNTS RECEIVABLE: For details on the sale of accounts receivable, see
Note 3, Financings and Capitalization.

OUTLOOK

ELECTRIC BUSINESS OUTLOOK

GROWTH: Summer 2005 temperatures were higher than historical averages, leading to increased demand from electric customers. In 2006, we project electric deliveries will decline less than one percent from 2005 levels. This short-term outlook assumes a stabilizing economy and normal weather conditions throughout the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of about one and one-half percent per year. However, such growth is dependent on a modestly growing customer base and a stabilizing Michigan economy. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to fluctuations in weather conditions and changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

ELECTRIC RESERVE MARGIN: We have a reserve margin of approximately 11 percent for summer 2006, or supply resources equal to 111 percent of projected firm summer peak load. The 2006 supply resources of 111 percent come from our electric generating plants, long-term power purchase contracts, and other contractual arrangements. We have purchased capacity and energy contracts covering the reserve margin requirements for 2006 and covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we recognized an asset of $75 million for unexpired capacity and energy contracts at June 30, 2006. Upon the completion of the sale of the Palisades plant, the power purchase agreement will offset for the term of the agreement, the reduction in the owned capacity represented by the Palisades plant.

The MCV PPA is not affected by our agreement to sell our interest in the MCV Partnership. After September 15, 2007, we expect to exercise our claim for relief under the regulatory out provision in the MCV PPA. If we are successful in exercising our claim, the MCV Partnership has the right to terminate the MCV PPA, which could impact our reserve margin status.

ELECTRIC TRANSMISSION EXPENSES: METC, which provides electric transmission service to us, increased substantially the transmission rates it charges us in 2006. The increased rates are subject to refund and to reduction based on the outcome of hearings at the FERC scheduled for December 2006. We are attempting to recover these costs through our 2006 PSCR plan case. The PSCR process allows recovery of all reasonable and prudent power supply costs. However, we cannot predict when recovery of these transmission costs will commence. To the extent that we incur and are unable to collect these increased costs in a timely manner, our cash flows from electric utility operations will be affected negatively. For additional details, see Note 2, Contingencies, "Electric Rate Matters - Power Supply Costs."

                                                        Consumers Energy Company


In May 2006, ITC, a company that operates electric transmission facilities through a wholly owned subsidiary, including the transmission system within Detroit Edison's territory, filed an application with the FERC to acquire METC. The FERC subsequently delayed hearings concerning the METC transmission rates. We will continue to participate in the FERC proceeding concerning the METC transmission rates and the FERC proceeding concerning ITC's proposed acquisition of METC. We are unable to predict the nature and timing of any action by the FERC on transmission rates or if and when the ITC's purchase of METC will be completed.

INDUSTRIAL REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. In November 2005, General Motors Corporation, a large industrial customer of Consumers, announced plans to reduce certain manufacturing operations in Michigan. However, since the targeted operations are outside of our service territory, we do not anticipate a significant impact on electric utility revenue. In March 2006, Delphi Corporation, also a large industrial customer of Consumers with six facilities in our service territory, announced plans to sell or close all but one of their manufacturing operations in Michigan as part of their bankruptcy restructuring. Our electric utility operations are not dependent upon a single customer, or even a few customers, and customers in the automotive sector constitute 4 percent of our total electric revenue. In addition, returning former ROA industrial customers will benefit our electric utility revenue. However, we cannot predict the impact of these restructuring plans or possible future actions by other industrial customers.

THE ELECTRIC CAPACITY NEED FORUM: In January 2006, the MPSC Staff issued a report on future electric capacity in the state of Michigan. The report indicated that existing generation resources are adequate in the short term, but could be insufficient to maintain reliability standards by 2009. The report also indicated that new coal-fired baseload generation may be needed by 2011. The MPSC Staff recommended an approval and bid process for new power plants. To address revenue stability risks, the Staff also proposed a special reliability charge that a utility would assess on all electric distribution customers. In April 2006, the governor of Michigan issued an executive directive calling for the development of a comprehensive energy plan for the state of Michigan. The directive calls for the Chairman of the MPSC, working in cooperation with representatives from the public and private sectors, to make recommendations on Michigan's energy policy by the end of 2006. We will continue to participate as the MPSC addresses future electric capacity needs.

BURIAL OF OVERHEAD POWER LINES: The City of Taylor, a municipality located in Wayne county, Michigan, passed an ordinance that required Detroit Edison to bury a section of overhead power lines at Detroit Edison's expense. In September 2004, the Michigan Court of Appeals upheld a lower court decision affirming the legality of the ordinance over Detroit Edison's objections. Other municipalities in our service territory adopted, or proposed the adoption of, similar ordinances. Detroit Edison appealed the Michigan Court of Appeals ruling to the Michigan Supreme Court. In May 2006, the Michigan Supreme Court ruled in favor of Detroit Edison. The Court found that the MPSC has primary jurisdiction over this issue and accordingly, the Taylor ordinance is subject to any applicable rules and regulations of the MPSC, including issues concerning who should bear the expense of underground facilities. If incurred, we would seek recovery of these costs from the municipality, or from our customers located in the municipality, subject to MPSC approval.

                                                        Consumers Energy Company


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

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million. As of June 2006, we have incurred $634 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $185 million of capital expenditures will be made in 2006 through 2011. In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet this rule by year round operation of our selective catalytic reduction control technology units and installation of flue gas desulfurization scrubbers at an estimated total cost of $960 million, to be incurred by 2014.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. We anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

Greenhouse gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including potentially carbon dioxide. We cannot predict whether any federal mandatory greenhouse gas emission reduction rules ultimately will be enacted, or the specific requirements of any of these rules and their effect on our operations and financial results.

To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the potential effect of federal or state level greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the

                                                        Consumers Energy Company


policies at this time. However, we stay abreast of greenhouse gas policy developments and will continue to assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. Fish kill reduction studies are required to be submitted to the EPA in 2007 and 2008. EPA compliance options in the rule are currently being challenged in court and we will finalize our cost estimates in 2008, when a decision on the final rule is anticipated. We expect to implement the EPA approved process from 2009 to 2011.

For additional details on electric environmental matters, see Note 2, Contingencies, "Electric Contingencies - Electric Environmental Matters."

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers, which represents 4 percent of our total distribution load. It is difficult to predict future ROA customer trends.

Section 10d(4) Regulatory Assets: In December 2005, the MPSC issued an order that authorized us to recover $333 million in Section 10d(4) costs. Instead of collecting these costs evenly over five years, the order instructed us to collect 10 percent of the regulatory asset total in the first year, 15 percent in the second year, and 25 percent in each of the third, fourth, and fifth years. In January 2006, we filed a petition for rehearing with the MPSC that disputed the aspect of the order dealing with the timing of our collection of these costs. In April 2006, the MPSC issued an order that denied our petition for rehearing.

Stranded Costs: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs.

In March 2006, the ALJ in our 2004 PSCR reconciliation case issued a Proposal for Decision recommending that we use a greater portion of our net sales of excess power into the bulk electricity market to offset our 2004 PSCR costs, rather than 2004 Stranded Costs. In June 2006, the ALJ issued a Proposal for Decision in our 2004 Stranded Cost case recommending that the MPSC find that we had no Stranded Costs in 2004. If the MPSC adopts the ALJ recommendations, earnings would be impacted adversely by $10 million. We cannot predict the outcome of these proceedings.

Through and Out Rates: From December 2004 to March 2006, we paid a transitional charge pursuant to a FERC order eliminating regional "through and out" rates. In May 2006, the FERC approved an agreement between the PJM RTO transmission owners and Consumers concerning these transitional charges. The agreement resolves all issues regarding transitional charges for Consumers and eliminates the potential for refunds or additional charges to Consumers. In May 2006, Baltimore Gas & Electric filed a notice of withdrawal from the settlement. Consumers, PJM, and others filed responses with the FERC on this matter. The FERC has not ruled on whether the notice of withdrawal is effective, but we do not believe this action will have any material impact on us.

                                                        Consumers Energy Company


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

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments to pay $85 million, subject to certain conditions and reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million. The MCV PPA and the associated customer rates are not affected by the sale. We are targeting to close on the sale before the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The MPSC has established a contested case proceeding schedule, which will allow for a decision from the MPSC by the end of 2006. We cannot predict the timing or the outcome of the MPSC's decision. We further cannot predict with certainty whether or when this transaction will be completed.

For additional details on the sale of our interests in the MCV Partnership and the FMLP, see Note 2, Contingencies, "Other Electric Contingencies -- The Midland Cogeneration Venture", and the Stock Purchase Agreement, which is attached as Exhibit 10c to this filing.

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $55 million in 2006 and $39 million in 2007. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to:

     - reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and

                                                        Consumers Energy Company


     -    eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership. If the MCV Partnership terminates the MCV PPA, we would be required to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

For additional details on the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

NUCLEAR MATTERS: Sale of Nuclear Assets: In July 2006, we reached an agreement to sell Palisades and the Big Rock Independent Spent Fuel Storage Installation (ISFSI) for $380 million to Entergy. The sales price reflects a $35 million premium above the estimated Palisades asset values at the closing date after accounting for estimated sales-related costs. This premium is expected to benefit our customers. Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. At the date of close, decommissioning trust assets are estimated to be $566 million. Consumers will retain $200 million of these funds at the time of close and will be entitled to receive a return of $116 million of decommissioning trust fund assets, pending either a favorable federal tax ruling regarding the release of the funds or, if the funds are available, after decommissioning of the Palisades site is complete. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory approval. We expect that a portion of the proceeds will benefit our customers. We plan to use the cash that we retain from the sale to reduce debt.

As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. During the term of the PPA, Entergy is obligated to supply, and we are obligated to take, all capacity and energy from the Palisades plant, exclusive of uprates above the plant's presently specified capacity. When the plant is not operating or is derated, under certain circumstances, Entergy can elect to provide replacement power from another source at the rates set in the PPA. Otherwise, we would have to obtain replacement power from the market. However, we are only obligated to pay Entergy for capacity and energy actually delivered by Entergy either from the plant or from an allowable replacement source chosen by Entergy. If Entergy schedules a plant outage in June, July or August, Entergy is required to provide replacement power at PPA rates. There are significant penalties incurred by Entergy if the delivered energy fails to achieve a minimum capacity factor level during July and August. Over the term of the PPA, the pricing is structured such that Consumers' ratepayers will retain the benefits of the Palisades plant's low-cost nuclear generation.

The sale is subject to various regulatory approvals, including the MPSC's approval of the power purchase agreement, the FERC's approval for Entergy to sell power to us under the PPA and other related matters, the NRC's approval of the transfer of the operating license to Entergy and other related matters, and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The final purchase price will be subject to various closing adjustments such as working capital and capital

                                                        Consumers Energy Company


expenditure adjustments, adjustments for nuclear fuel usage and inventory, and the date of closing. We are targeting to complete the sale in the first quarter of 2007. However, the sale agreement can be terminated if the closing does not occur within 18 months of the execution of the agreement. The closing can be extended for up to six months to accommodate delays in receiving regulatory approval. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be completed.

For additional details on the sale of Palisades and the Big Rock ISFSI, see the Asset Sale Agreement and the Power Purchase Agreement, which are attached as Exhibits 10a and 10b to this filing.

Big Rock: Decommissioning of the site is nearing completion. Demolition of the last remaining plant structure, the containment building, and removal of remaining underground utilities and temporary office structures is expected to be complete by the end of the third quarter of 2006. Final radiological surveys will then be completed to ensure that the site meets all requirements for free, unrestricted release in accordance with the NRC approved License Termination Plan (LTP) for the project. We anticipate NRC approval to return approximately 475 acres of the site, including the area formerly occupied by the nuclear plant, to a natural setting for unrestricted use by early 2007. An area of approximately 105 acres encompassing the Big Rock ISFSI, where eight casks loaded with spent fuel and other high-level radioactive material are stored, has been sold to Entergy. We will be required to pay Entergy $30 million for accepting responsibility for the storage and disposal of these materials.

Palisades: The amount of spent nuclear fuel at Palisades exceeds the plant's temporary onsite wet storage pool capacity. We are using dry casks for temporary onsite dry storage to supplement the wet storage pool capacity. As of June 2006, we have loaded 29 dry casks with spent nuclear fuel.

Palisades' current license from the NRC expires in 2011. In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007.

For additional details on nuclear plant decommissioning at Big Rock and Palisades, see Note 2, Contingencies, "Other Electric Contingencies - Nuclear Plant Decommissioning."

GAS BUSINESS OUTLOOK

GROWTH: In 2006, we project gas deliveries will decline by four percent, on a weather-adjusted basis, from 2005 levels due to increased conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to be relatively flat. Actual gas deliveries in future periods may be affected by:

     -    fluctuations in weather patterns,

     -    use by independent power producers,

     -    competition in sales and delivery,

     -    changes in gas commodity prices,

     -    Michigan economic conditions,

     -    the price of competing energy sources or fuels, and

     -    gas consumption per customer.

                                                        Consumers Energy Company


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

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 2, Contingencies, "Gas Rate Matters - Gas Cost Recovery."

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

     - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

     - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

     - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

                                                        Consumers Energy Company


In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

OTHER OUTLOOK

MCV PARTNERSHIP NEGATIVE EQUITY: Due to the impairment of the MCV Facility and operating losses from mark-to-market adjustments on derivative instruments, the equity held by Consumers and by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since Consumers is one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. As the MCV Partnership recognizes future losses, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share.

LITIGATION AND REGULATORY INVESTIGATION: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. For additional details regarding this investigation and litigation, see Note 2, Contingencies.

PENSION REFORM: Both branches of Congress passed legislation aimed at reforming pension plans in 2005. The U.S. Senate passed The Pension Security and Transparency Act in November 2005 and The House of Representatives passed the Pension Protection Act of 2005 in December 2005. Although the Senate and House bills were similar, they did contain a number of differences. The House and Senate have passed the Pension Protection Act of 2006, which primarily reflects a bipartisan House-Senate pension conference agreement. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007, and was sent to the President in August 2006 for his signature. We are in the process of determining the impact of this potential legislation on our financial statements.


IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. SFAS No. 123(R) was effective for us on January 1, 2006. We elected to adopt the modified prospective method recognition provisions of this Statement instead of retrospective restatement. We adopted the fair value method of accounting for share-based awards effective December 2002. Therefore, SFAS No. 123(R) did not have a significant impact on our results of operations when it became effective. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R). For additional details, see Note 7, Executive Incentive Compensation.

                                                        Consumers Energy Company


NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In June 2006, the FASB issued FIN 48. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any, of FIN 48. Any impacts of implementing FIN 48 will result in a cumulative adjustment to retained earnings. This interpretation is effective for us beginning January 1, 2007.

PROPOSED ACCOUNTING STANDARD

On March 31, 2006, the FASB released an exposure draft of a proposed SFAS entitled "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The proposed SFAS would amend SFAS Nos. 87, 88, 106, and 132(R) and is expected to be effective for us on December 31, 2006. The most significant requirement stated in the proposed SFAS is the balance sheet recognition of the underfunded portion of our defined benefit postretirement plans at the date of adoption. We expect that we will be allowed to apply SFAS No. 71 and recognize the underfunded portion as a regulatory asset. If we determine that SFAS No. 71 does not apply, our other comprehensive income could be reduced significantly. We are in the process of determining the impact of this proposed SFAS on our financial statements.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                                In Millions
                                                            ---------------------------------------------------------------
                                                                 Three Months Ended                  Six Months Ended
                                                            -----------------------------     -----------------------------
June 30                                                        2006             2005              2006             2005
-------                                                     ------------     ------------     ------------     ------------

OPERATING REVENUE                                           $      1,138     $      1,016     $      2,920     $      2,648

EARNINGS FROM EQUITY METHOD INVESTEES                                  1                -                1                -

OPERATING EXPENSES
 Fuel for electric generation                                        172              157              344              311
 Fuel costs mark-to-market at the MCV Partnership                     42               39              198             (170)
 Purchased and interchange power                                     134               63              244              127
 Purchased power - related parties                                    19               14               37               31
 Cost of gas sold                                                    223              242            1,039              982
 Other operating expenses                                            220              201              435              389
 Maintenance                                                          79               50              150              102
 Depreciation, depletion, and amortization                           116              111              268              256
 General taxes                                                        56               53              121              118
                                                            ------------     ------------     ------------     ------------
                                                                   1,061              930            2,836            2,146
                                                            ------------     ------------     ------------     ------------

OPERATING INCOME                                                      78               86               85              502

OTHER INCOME (DEDUCTIONS)
 Accretion expense                                                     -               (1)               -               (1)
 Interest and dividends                                               16               10               26               15
 Regulatory return on capital expenditures                             7               15               10               31
 Other income                                                         10                6               14               10
 Other expense                                                        (1)              (2)              (4)              (8)
                                                            ------------     ------------     ------------     ------------
                                                                      32               28               46               47
                                                            ------------     ------------     ------------     ------------

INTEREST CHARGES
 Interest on long-term debt                                           74               75              146              147
 Interest on long-term debt - related parties                          -                2                1                9
 Other interest                                                        5                2                8                4
 Capitalized interest                                                 (3)              (1)              (5)              (2)
                                                            ------------     ------------     ------------     ------------
                                                                      76               78              150              158
                                                            ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS              34               36              (19)             391

MINORITY INTERESTS (OBLIGATIONS), NET                                 (3)             (14)             (75)              97
                                                            ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                            37               50               56              294

INCOME TAX EXPENSE                                                     1               17               10              104
                                                            ------------     ------------     ------------     ------------

NET INCOME                                                            36               33               46              190

PREFERRED STOCK DIVIDENDS                                              1                1                1                1
                                                            ------------     ------------     ------------     ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                  $         35     $         32     $         45     $        189
                                                            ============     ============     ============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              In Millions
                                                                                        -----------------
                                                                                         Six Months Ended
                                                                                        -----------------
June 30                                                                                  2006       2005
-------                                                                                 ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $   46     $  190
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation, depletion, and amortization (includes nuclear
          decommissioning of $3 per year)                                                  268        256
        Deferred income taxes and investment tax credit                                   (260)        78
        Fuel costs mark-to-market at the MCV Partnership                                   198       (170)
        Minority interests (obligations), net                                              (75)        97
        Regulatory return on capital expenditures                                          (10)       (31)
        Capital lease and other amortization                                                18         17
        Earnings from equity method investees                                               (1)         -
        Changes in assets and liabilities:
            Increase in accounts receivable and accrued revenue                             (6)       (94)
            Decrease in inventories                                                         91        107
            Increase in accounts payable                                                   147         35
            Increase in accrued expenses                                                    62          4
            Decrease in accrued taxes                                                     (202)       (30)
            Increase (decrease) in the MCV Partnership gas supplier funds on deposit      (100)         4
            Decrease in other current and non-current assets                                53        125
            Increase (decrease) in other current and non-current liabilities                45        (24)
                                                                                        ------     ------
          Net cash provided by operating activities                                        274        564
                                                                                        ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (excludes assets placed under capital lease)                       (310)      (270)
  Cost to retire property                                                                  (31)       (18)
  Restricted cash and restriced short-term investments                                     128        (33)
  Investments in nuclear decommissioning trust funds                                       (18)        (3)
  Proceeds from nuclear decommissioning trust funds                                         13         24
  Proceeds from short-term investments                                                       -        145
  Purchase of short-term investments                                                         -       (141)
  Maturity of the MCV Partnership restricted investment securities held-to-maturity        118        222
  Purchase of the MCV Partnership restricted investment securities held-to-maturity       (118)      (223)
  Cash proceeds from sale of assets                                                          -          1
  Other investing                                                                            4         12
                                                                                        ------     ------

          Net cash used in investing activities                                           (214)      (284)
                                                                                        ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt                                                   -        735
  Retirement of long-term debt                                                            (144)      (925)
  Payment of common stock dividends                                                        (40)      (167)
  Payment of preferred stock dividends                                                      (1)        (1)
  Payment of capital and finance lease obligations                                          (5)        (5)
  Stockholder's contribution, net                                                          200        550
  Decrease in notes payable                                                                (27)         -
  Debt issuance and financing costs                                                         (3)       (25)
                                                                                        ------     ------

          Net cash provided by (used in) financing activities                              (20)       162
                                                                                        ------     ------

Net Increase in Cash and Cash Equivalents                                                   40        442

Cash and Cash Equivalents, Beginning of Period                                             416        171
                                                                                        ------     ------

Cash and Cash Equivalents, End of Period                                                $  456     $  613
                                                                                        ======     ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                     In Millions
                                                                  ------------------------------
                                                                        June 30
                                                                           2006      December 31
                                                                    (Unaudited)             2005
                                                                  -------------    -------------
ASSETS

PLANT AND PROPERTY (AT COST)
  Electric                                                        $       8,396    $       8,204
  Gas                                                                     3,179            3,151
  Other                                                                     229              227
                                                                  -------------    -------------
                                                                         11,804           11,582
  Less accumulated depreciation, depletion, and amortization              4,891            4,804
                                                                  -------------    -------------
                                                                          6,913            6,778
  Construction work-in-progress                                             559              509
                                                                  -------------    -------------
                                                                          7,472            7,287
                                                                  -------------    -------------

INVESTMENTS
  Stock of affiliates                                                        28               33
  Other                                                                       4                7
                                                                  -------------    -------------
                                                                             32               40
                                                                  -------------    -------------

CURRENT ASSETS
  Cash and cash equivalents at cost, which approximates market              456              416
  Restricted cash and restricted short-term investments                      55              183
  Accounts receivable, notes receivable, and accrued revenue,
    less allowances of $14 in 2006 and $13 in 2005                          649              653
  Accounts receivable - related parties                                       9                9
  Inventories at average cost
    Gas in underground storage                                              949            1,068
    Materials and supplies                                                   74               75
    Generating plant fuel stock                                             109               80
  Deferred property taxes                                                   147              159
  Regulatory assets - postretirement benefits                                19               19
  Derivative instruments                                                     95              242
  Prepayments and other                                                      89               70
                                                                  -------------    -------------
                                                                          2,651            2,974
                                                                  -------------    -------------

NON-CURRENT ASSETS
  Regulatory assets
    Securitized costs                                                       538              560
    Additional minimum pension                                              399              399
    Postretirement benefits                                                 105              116
    Customer Choice Act                                                     206              222
    Other                                                                   475              484
  Nuclear decommissioning trust funds                                       563              555
  Other                                                                     547              520
                                                                  -------------    -------------
                                                                          2,833            2,856
                                                                  -------------    -------------
TOTAL ASSETS                                                      $      12,988    $      13,157
                                                                  =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STOCKHOLDER'S INVESTMENT AND LIABILITIES


                                                                                         In Millions
                                                                          --------------------------
                                                                           June 30
                                                                             2006        December 31
                                                                          (Unaudited)       2005
                                                                          -----------    -----------
CAPITALIZATION
  Common stockholder's equity
  Common stock, authorized 125.0 shares; outstanding
    84.1 shares for all periods                                           $       841    $       841
  Paid-in capital                                                               1,832          1,632
  Accumulated other comprehensive income                                           53             72
  Retained earnings since December 31, 1992                                       238            233
                                                                          -----------    -----------
                                                                                2,964          2,778

  Preferred stock                                                                  44             44

  Long-term debt                                                                4,291          4,303
  Non-current portion of capital leases and finance lease obligations             310            308
                                                                          -----------    -----------
                                                                                7,609          7,433
                                                                          -----------    -----------
MINORITY INTERESTS                                                                269            259
                                                                          -----------    -----------
CURRENT LIABILITIES
  Current portion of long-term debt, capital leases and finance leases            113            112
  Current portion of long-term debt - related parties                               -            129
  Notes payable - related parties                                                   -             27
  Accounts payable                                                                385            458
  Accounts payable - related parties                                              260             40
  Accrued interest                                                                 93             82
  Accrued taxes                                                                   198            400
  Deferred income taxes                                                            72             55
  MCV Partnership gas supplier funds on deposit                                    93            193
  Other                                                                           180            150
                                                                          -----------    -----------
                                                                                1,394          1,646
                                                                          -----------    -----------

NON-CURRENT LIABILITIES
  Deferred income taxes                                                           727          1,027
  Regulatory liabilities
    Regulatory liabilities for cost of removal                                  1,166          1,120
    Income taxes, net                                                             468            455
    Other regulatory liabilities                                                  222            178
  Postretirement benefits                                                         347            308
  Asset retirement obligations                                                    493            494
  Deferred investment tax credit                                                   64             67
  Other                                                                           229            170
                                                                          -----------    -----------
                                                                                3,716          3,819
                                                                          -----------    -----------


  Commitments and Contingencies (Notes 2, 3, and 4)

TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES                            $    12,988    $    13,157
                                                                          ===========    ===========

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                                       In Millions
                                                               ---------------------------------------------------
                                                                 Three Months Ended           Six Months Ended
                                                               -----------------------     -----------------------
June 30                                                          2006          2005          2006          2005
-------                                                        ---------     ---------     ---------     ---------
COMMON STOCK
  At beginning and end of period (a)                           $     841     $     841     $     841     $     841
                                                               ---------     ---------     ---------     ---------


OTHER PAID-IN CAPITAL
  At beginning of period                                           1,832         1,132         1,632           932
  Stockholder's contribution                                           -           350           200           550
                                                               ---------     ---------     ---------     ---------
    At end of period                                               1,832         1,482         1,832         1,482
                                                               ---------     ---------     ---------     ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Minimum pension liability
    At beginning of period                                            (2)           (1)           (2)           (1)
  Minimum pension liability adjustment (b)                             -            (1)            -            (1)
                                                               ---------     ---------     ---------     ---------
    At end of period                                                  (2)           (2)           (2)           (2)
                                                               ---------     ---------     ---------     ---------

  Investments
    At beginning of period                                            16            15            18            12
    Unrealized gain (loss) on investments (b)                          -             3            (2)            6
                                                               ---------     ---------     ---------     ---------
      At end of period                                                16            18            16            18
                                                               ---------     ---------     ---------     ---------

  Derivative instruments
    At beginning of period                                            44            26            56            20
    Unrealized gain (loss) on derivative instruments (b)              (4)            7           (14)           23
    Reclassification adjustments included in net income (b)           (1)           (1)           (3)          (11)
                                                               ---------     ---------     ---------     ---------
      At end of period                                                39            32            39            32
                                                               ---------     ---------     ---------     ---------

Total Accumulated Other Comprehensive Income                          53            48            53            48
                                                               ---------     ---------     ---------     ---------

RETAINED EARNINGS
    At beginning of period                                           203           647           233           608
    Net income                                                        36            33            46           190
    Cash dividends declared - Common Stock                             -           (49)          (40)         (167)
    Cash dividends declared - Preferred Stock                         (1)           (1)           (1)           (1)
                                                               ---------     ---------     ---------     ---------
      At end of period                                               238           630           238           630
                                                               ---------     ---------     ---------     ---------

TOTAL COMMON STOCKHOLDER'S EQUITY                              $   2,964     $   3,001     $   2,964     $   3,001
                                                               =========     =========     =========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b)   Disclosure of Other Comprehensive Income:



                                                                                                                In Millions
                                                                                -------------------------------------------
                                                                                 Three Months Ended       Six Months Ended
                                                                                -------------------     -------------------
June 30                                                                          2006         2005       2006         2005
-------                                                                         -------     -------     -------     -------
Minimum Pension Liability
  Minimum pension liability adjustment, net of tax of
  $-, $-, $-, and $-, respectively                                              $     -     $    (1)    $     -     $    (1)

Investments
  Unrealized gain (loss) on investments, net of tax (tax benefit) of
  $-, $1, $(1), and $3, respectively                                            $     -     $     3     $    (2)    $     6

Derivative instruments
  Unrealized gain (loss) on derivative instruments, net of tax (tax benefit)
  of $(2), $3, $(7), and $12, respectively                                           (4)          7         (14)         23
  Reclassification adjustments included in net income, net of tax
  benefit of $-, $(1), $(1), and $(6), respectively                                  (1)         (1)         (3)        (11)

Net income                                                                           36          33          46         190
                                                                                -------     -------     -------     -------
Total Comprehensive Income                                                      $    31     $    41     $    27     $   207
                                                                                =======     =======     =======     =======



                                                        Consumers Energy Company




                      (This page intentionally left blank)

                                                        Consumers Energy Company


                            CONSUMERS ENERGY COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Condensed Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Consumers' Form 10-K for the year ended December 31, 2005. Due to the seasonal nature of Consumers' operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1: CORPORATE STRUCTURE AND ACCOUNTING POLICIES

CORPORATE STRUCTURE: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan's Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers. We manage our business by the nature of services each provides and operate principally in two business segments: electric utility and gas utility.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Consumers, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FASB Interpretation No. 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

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

                                                        Consumers Energy Company


ACCOUNTING FOR MISO TRANSACTIONS: We account for MISO transactions on a net basis for all of our generating units combined. We record billing adjustments when invoices are received and also record an expense accrual for future adjustments based on historical experience.

LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: Our assessment of the recoverability of long-lived assets and equity method investments involves critical accounting estimates. We periodically perform tests of impairment if certain conditions that are other than temporary exist that may indicate the carrying value may not be recoverable. Of our total assets, recorded at $12.988 billion at June 30, 2006, 58 percent represent long-lived assets and equity method investments that are subject to this type of analysis.

DETERMINATION OF PENSION MRV OF PLAN ASSETS: We determine the MRV for pension plan assets, as defined in SFAS No. 87, as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into MRV until future years. We reflect each year's assets gain or loss in MRV in equal amounts over a five-year period beginning on the date the original amount was determined. The MRV is used in the calculation of net pension cost.

OTHER INCOME AND OTHER EXPENSE: The following tables show the components of Other income and Other expense:

                                                                                       In Millions
                                                  ------------------------------------------------
                                                   Three Months Ended           Six Months Ended
                                                  --------------------        --------------------
June 30                                            2006          2005          2006          2005
-------                                           ------        ------        ------        ------
Other income
     Electric restructuring return                $    1        $    3        $    2        $    4
     Return on stranded and security costs             2             2             3             3
     Nitrogen oxide allowance sales                    6             1             6             1
     Gain on stock                                     -             -             1             1
     All other                                         1             -             2             1
                                                  ------        ------        ------        ------
Total other income                                $   10        $    6        $   14        $   10
                                                  ======        ======        ======        ======

                                                                                     In Millions
                                             ---------------------------------------------------
                                              Three Months Ended              Six Months Ended
                                             ---------------------         ---------------------
June 30                                       2006           2005           2006           2005
-------                                      ------         ------         ------         ------
Other expense
     Loss on reacquired debt                 $    -         $   (1)        $    -         $   (6)
     Civic and political expenditures             -              -             (1)            (1)
     Donations                                    -              -             (1)             -
     All other                                   (1)            (1)            (2)            (1)
                                             ------         ------         ------         ------
Total other expense                          $   (1)        $   (2)        $   (4)        $   (8)
                                             ======         ======         ======         ======

RECLASSIFICATIONS: Certain prior year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE: FIN 48, Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FIN 48. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that the taxing authority will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. We are presently evaluating the impacts, if any, of FIN 48. Any impacts of implementing FIN 48 will result in a cumulative adjustment to retained earnings. This interpretation is effective for us beginning January 1, 2007.

                                                        Consumers Energy Company


2: CONTINGENCIES

SEC AND OTHER INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share, or cash flows but had the effect of increasing operating revenues and operating expenses by equal amounts.

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading by CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals, in accordance with existing indemnification policies. Those individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class. Trial has been scheduled for March 2007. In response to the court's opinion and order excluding purchasers of ACTS from the shareholder class, a new class action lawsuit was filed on behalf of ACTS purchasers. The new lawsuit names the same defendants as the shareholder action and contains essentially the same allegations and class period. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS: CMS Energy was a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs alleged breaches of fiduciary duties under ERISA and sought restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement required a $28 million cash payment by CMS Energy's primary insurer to be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The hearing on final approval of the

                                                        Consumers Energy Company


settlement was held on June 15, 2006. On June 27, 2006, the judge entered the Order and Final Judgment, approving the proposed settlement with minor modifications.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations has been, and will continue to be, a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $819 million through 2011. The key assumptions in the capital expenditure estimate include:

      - construction commodity prices, especially construction material and labor,

      -     project completion schedules,

      -     cost escalation factor used to estimate future years' costs, and

      -     an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. As of June 2006, we have incurred $634 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $185 million of capital expenditures will be made in 2006 through 2011. These expenditures include installing selective catalytic reduction control technology at four of our coal-fired electric generating plants.

In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $6 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the coal-fired electric generating plants emit nitrogen oxide.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The rule involves a two-phase program to reduce emissions of nitrogen oxides by more than 60 percent and sulfur dioxide by more than 70 percent from 2003 levels by 2015. The final rule will require that we run our selective catalytic reduction control technology units year round beginning in 2009 and may require that we purchase additional nitrogen oxide allowances beginning in 2009. The additional nitrogen oxide allowances are estimated to cost $4 million per year for years 2009 through 2011, which we expect to recover from our customers through the PSCR process.

In addition to the selective catalytic reduction control technology installed to meet the nitrogen oxide standards, our current plan includes installation of flue gas desulfurization scrubbers. The scrubbers are to be installed by 2014 to meet the Phase I reduction requirements of the Clean Air Interstate Rule, at an estimated total cost of $960 million. Our capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 8.4 percent. We currently have a surplus of sulfur dioxide allowances, which were granted by the EPA and are accounted for as inventory. In January 2006, we

                                                        Consumers Energy Company


sold some of our excess sulfur dioxide allowances for $61 million and recognized the proceeds as a regulatory liability.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule establishes a cap-and-trade system for mercury emissions that is similar to the system used in the Clean Air Interstate Rule. The industry has not reached a consensus on the technical methods for curtailing mercury emissions. However, we anticipate our capital costs for mercury emissions reductions required by Phase I of the Clean Air Mercury Rule to be less than $50 million and implemented by 2010. Phase II requirements of the Clean Air Mercury Rule are not yet known and a cost estimate has not been determined.

In August 2005, the MDEQ filed a Motion to Intervene in a court challenge to certain aspects of EPA's Clean Air Mercury Rule, asserting that the rule is inadequate. We cannot predict the outcome of this proceeding.

In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. This plan would adopt the Clean Air Mercury Rule through its first phase. Beginning in year 2015, the mercury emissions reduction standards outlined in the governor's plan would become more stringent than those included in the Clean Air Mercury Rule. We are working with the MDEQ on the details of these rules. We will develop a cost estimate when the details of these rules are determined.

The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking permits to modify the plant from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At June 30, 2006, we have recorded a liability for the minimum amount of our estimated Superfund liability.

In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. We have proposed a plan to deal with the remaining materials and are awaiting a response from the EPA.

                                                        Consumers Energy Company


MCV Environmental Issue: On July 12, 2004, the MDEQ, Air Control Division, issued the MCV Partnership a Letter of Violation asserting that the MCV Facility violated its Air Use Permit to Install (PTI) by exceeding the carbon monoxide emission limit on the Unit 14 duct burner and failing to maintain certain records in the required format. The MCV Partnership there after declared five of the six duct burners in the MCV Facility as unavailable for operational use (which reduced the generation capability of the MCV Facility by approximately 100 MW) and took other corrective action to address the MDEQ's assertions. Testing of the one available duct burner occurred in April 2005, and its emissions met permitted levels due to the configuration of that particular unit. In July 2004, the MCV Partnership filed a response to the Letter of Violation, opposing its findings. On December 13, 2004, the MDEQ informed the MCV Partnership that it was pursuing an escalated enforcement action against the MCV Partnership. The MDEQ also stated that the alleged violations are deemed federally significant and, as such, placed the MCV Partnership on the EPA's High Priority Violators List (HPVL). Following voluntary settlement discussions, the MDEQ issued the MCV Partnership a new PTI, which established higher carbon monoxide emissions limits on the five duct burners that had been declared unavailable. The MCV Partnership has returned those duct burners to service. The MDEQ and the MCV Partnership are pursuing a settlement of the emission violation, which will also satisfy state and federal requirements and remove the MCV Partnership from the HPVL. At this time, we cannot predict the financial impact or outcome of this issue.

LITIGATION: In October 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. In February 2004, the Ingham County Circuit Court judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. The Michigan Court of Appeals upheld this order on the primary jurisdiction question, but remanded the case back on another issue. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs have appealed the MPSC order to the Michigan Court of Appeals. The plaintiffs also filed suit in the United States Court for the Western District of Michigan, which the judge subsequently dismissed. The plaintiffs have appealed the dismissal to the United States Court of Appeals. We cannot predict the outcome of these appeals.

                                                        Consumers Energy Company


ELECTRIC RESTRUCTURING MATTERS

ELECTRIC ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2006, alternative electric suppliers were providing 311 MW of generation service to ROA customers, which represents 4 percent of our total distribution load. This represents a decrease of 11 percent of ROA load compared to March 31, 2006 and a decrease of 62 percent of ROA load compared to June 30, 2005. It is difficult to predict future ROA customer trends.

STRANDED COSTS: Prior MPSC orders adopted a mechanism pursuant to the Customer Choice Act to provide recovery of Stranded Costs that occur when customers leave our system to purchase electricity from alternative suppliers. In November 2005, we filed an application with the MPSC related to the determination of 2004 Stranded Costs. Applying the Stranded Cost methodology used in prior MPSC orders, we concluded that we experienced Stranded Costs in 2004; however, we also concluded that these costs were offset completely by our net sales of excess power into the bulk electricity market.

In March 2006, the ALJ in our 2004 PSCR reconciliation case issued a Proposal for Decision recommending that we use a greater portion of our net sales of excess power into the bulk electricity market to offset our 2004 PSCR costs, rather than 2004 Stranded Costs. We believe, if accepted, that this recommendation would lead to a greater amount of 2004 Stranded Costs to recover from ROA customers. However, in June 2006, the ALJ issued a Proposal for Decision in our 2004 Stranded Cost case recommending that the MPSC find that we had no Stranded Costs in 2004 because the ALJ did not believe we demonstrated that the Stranded Costs were caused by ROA. If the MPSC adopts the ALJ recommendations earnings would be impacted adversely by $10 million. In June 2006, we filed exceptions to this Proposal for Decision in the Stranded Cost case. We cannot predict the outcome of these proceedings.

ELECTRIC RATE MATTERS

POWER SUPPLY COSTS: To reduce the risk of high electric prices during peak demand periods and to achieve our reserve margin target, we employ a strategy of purchasing electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering the reserve margin requirements for 2006 and covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have recognized an asset of $75 million for unexpired capacity and energy contracts at June 30, 2006. At July 2006, we expect the total capacity cost of electric capacity and energy contracts for 2006 to be $19 million.

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. Revenues from the PSCR charges are subject to reconciliation after review of actual costs for reasonableness and prudence. In September 2005, we submitted our 2006 PSCR plan filing to the MPSC. In November 2005, we submitted an amended 2006 PSCR plan to the MPSC to include higher estimates for METC and coal supply costs. In December 2005, the MPSC issued an order that temporarily excluded these increased costs from our PSCR charge and further reduced the charge by one mill per kWh. We implemented the temporary order in January 2006.

                                                        Consumers Energy Company


In April 2006, the MPSC Staff filed briefs in the 2006 PSCR plan case recommending inclusion of all filed costs in the 2006 PSCR charge, including those temporarily excluded in the December 2005 temporary order. In May 2006, the ALJ issued a Proposal for Decision with a recommendation similar to the MPSC Staff. However, the ALJ recommended that we continue to exclude those costs temporarily excluded until addressed in our 2006 PSCR reconciliation case, which we plan to file in March 2007. Depending on the action taken by the MPSC, our cash underrecoveries of power supply costs for 2006 could range from $39 million to $146 million.

These underrecoveries are due to increased bundled sales, and other cost increases beyond those included in the September 2005 and November 2005 filings. We expect to recover fully all of our PSCR costs. When we incur and are unable to collect these costs in a timely manner, there is a negative impact on our cash flows from electric utility operations.

In March 2006, we submitted our 2005 PSCR reconciliation filing to the MPSC. In July 2006, we submitted supplemental testimony in which we calculated an underrecovery of $37 million for commercial and industrial customers, which we expect to recover fully. We cannot predict the outcome of these PSCR proceedings.

OTHER ELECTRIC CONTINGENCIES

THE MIDLAND COGENERATION VENTURE: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. We hold a 49 percent partnership interest in the MCV Partnership, and a 35 percent lessor interest in the MCV Facility. In 2004, we consolidated the MCV Partnership and the FMLP into our consolidated financial statements in accordance with FASB Interpretation No. 46(R).

Sale of our Interest in the MCV Partnership and the FMLP: In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interest in the MCV Partnership and the FMLP. The MCV PPA and the associated customer rates are not affected by the sale. We are targeting to close on the sale by the end of 2006. The sale is subject to various regulatory approvals, including the MPSC's approval and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On July 27, 2006, the MPSC issued an order establishing a contested case proceeding and provided a schedule, which will allow for a decision from the MPSC by the end of 2006. We cannot predict the timing or the outcome of the MPSC's decision. We further cannot predict with certainty whether or when this transaction will be completed.

Further, because of the PPA in place between Consumers and the MCV Partnership, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be required to be accounted for as a financing and not a sale. This is due to forms of continuing involvement we will have with the MCV Partnership. At closing, we will remove from our Consolidated Balance Sheets all of the assets, liabilities, and minority interest associated with both the MCV Partnership and the FMLP except for the real estate assets and equipment of the MCV Partnership. Those assets will remain at their carrying value. If the fair value is determined to be less than the present carrying value, an impairment charge would result.

                                                        Consumers Energy Company

Further, as disclosed in Note 4, Financial and Derivative Instruments, "Derivative Contracts Associated with the MCV Partnership," we will reflect in earnings certain cumulative amounts of MCV Partnership-related derivative fair value changes that are accounted for in other comprehensive income. We will also reflect in earnings a liability for the fair value of a guarantee, and income related to certain MCV Partnership gas contracts which are being sold. The transaction will not result in the MCV Partnership or the FMLP assets being classified as held for sale on our Consolidated Balance Sheets.

Financial Condition of the MCV Partnership: Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. Due to the impairment of the MCV Facility and subsequent losses, the value of the equity held by all of the owners of the MCV Partnership has decreased significantly and is now negative. Since we are one of the general partners of the MCV Partnership, we have recognized a portion of the limited partners' negative equity. At June 30, 2006, the negative minority interest for the other general partners' share, including their portion of the limited partners' negative equity, is $112 million and is included in Other Non-current Assets on our Consolidated Balance Sheets.

Underrecoveries related to the MCV PPA: Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We expense all cash underrecoveries directly to income. We estimate underrecoveries of $55 million in 2006 and $39 million in 2007. Of the 2006 estimate, we expensed $28 million during the six months ended June 30, 2006. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

In January 2005, the MPSC issued an order approving the RCP, with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility on the basis of natural gas market prices, which reduces the MCV Facility's annual production of electricity and, as a result, reduces the MCV Facility's consumption of natural gas by an estimated 30 to 40 bcf annually. This decrease in the quantity of high-priced natural gas consumed by the MCV Facility benefits our interest in the MCV Partnership.

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

                                                        Consumers Energy Company


MCV PARTNERSHIP PROPERTY TAXES: In January 2004, the Michigan Tax Tribunal issued its decision in the MCV Partnership's tax appeal against the City of Midland for tax years 1997 through 2000. The City of Midland appealed the decision to the Michigan Court of Appeals, and the MCV Partnership filed a cross-appeal at the Michigan Court of Appeals. The MCV Partnership also has a pending case with the Michigan Tax Tribunal for tax years 2001 through 2006. The MCV Partnership estimates that the 1997 through 2005 tax year cases will result in a refund to the MCV Partnership of $87 million, inclusive of interest, if the decision of the Michigan Tax Tribunal is upheld. In February 2006, the Michigan Court of Appeals largely affirmed the Michigan Tax Tribunal decision, but remanded the case back to the Michigan Tax Tribunal to clarify certain aspects of the Tax Tribunal decision. In April 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. The MCV Partnership filed a response in opposition to that application. The remanded proceedings may result in the determination of a greater refund to the MCV Partnership. In July 2006, the Michigan Supreme Court denied the City of Midland's application. The MCV Partnership cannot predict the outcome of these proceedings; therefore, this anticipated refund has not been recognized in earnings.

NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission, or remove from service, our Big Rock and Palisades nuclear plants. Decommissioning funding practices approved by the MPSC require us to file a report on the adequacy of funds for decommissioning at three-year intervals. We prepared and filed updated cost estimates for Big Rock and Palisades in March 2004. Excluding additional costs for spent nuclear fuel storage due to the DOE's failure to accept this spent nuclear fuel on schedule, these reports show a decommissioning cost of $361 million for Big Rock and $868 million for Palisades. Since Big Rock is currently in the process of decommissioning, this estimated cost includes historical expenditures in nominal dollars and future costs in 2003 dollars, with all Palisades costs given in 2003 dollars. Updated cost projections for Big Rock indicate an anticipated decommissioning cost of $393 million as of June 2006.

Big Rock: In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In our March 2004 report to the MPSC, we indicated that we would manage the decommissioning trust fund to meet annual NRC financial assurance requirements by withdrawing NRC radiological decommissioning costs from the fund and initially funding non-NRC, greenfield costs out of corporate funds. In March 2006, we contributed $16 million to the trust fund from our corporate funds to support NRC radiological decommissioning costs. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we are projecting that the level of funds provided by the trust will fall short of the amount needed to complete the decommissioning by $39 million, which is the amount projected for non-NRC, greenfield costs. We plan initially to fund the $39 million out of corporate funds. Therefore, at this time, we plan to provide a total of $55 million from corporate funds for costs associated with NRC radiological and non-NRC greenfield decommissioning work. We plan to seek recovery of such expenditures. We cannot predict the outcome of these efforts.

Palisades: Excluding additional nuclear fuel storage costs due to the DOE's failure to accept spent fuel on schedule, we concluded, based on the cost estimates filed in March 2004, that the existing Palisades' surcharge of $6 million needed to be increased to $25 million annually, beginning January 2006. A settlement agreement was approved by the MPSC, providing for the continuation of the existing $6 million annual decommissioning surcharge through 2011, our current license expiration date, and for the next periodic review to be filed in March 2007. Amounts collected from electric retail customers and deposited in trusts, including trust earnings, are credited to a regulatory liability.

                                                        Consumers Energy Company

In March 2005, the NMC, which operates the Palisades plant, applied for a 20-year license renewal for the plant on behalf of Consumers. We expect a decision from the NRC on the license renewal application in 2007. At this time, we cannot determine what impact this will have on decommissioning costs or the adequacy of funding.

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current capacity of 798 MW under a 15-year power purchase agreement. Because of the PPA that will be in place between Consumers and Entergy, the transaction is effectively a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the transaction will be accounted for as a financing and not a sale. This is due to forms of continuing involvement. As such, we will not classify the assets as held for sale on our Consolidated Balance Sheets.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortize nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charge certain disposal costs to nuclear fuel expense, recover these costs through electric rates, and remit them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. At June 30, 2006, our DOE liability is $148 million. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. The amount of this liability, excluding a portion of interest, was recovered through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI, we will retain this obligation and provide security to Entergy for this obligation in the form of either cash, a letter of credit, or other acceptable means.

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

In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

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

                                                        Consumers Energy Company

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

Big Rock remains insured for nuclear liability up to $544 million through nuclear insurance and NRC indemnity, and maintains a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At June 30, 2006, we have a liability of $28 million, net of $54 million of expenditures incurred to date, and a regulatory asset of $59 million. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs.

GAS RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

                                                        Consumers Energy Company


The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation
-------------------------------------------------------------------------------------------------------------------
                                                        Net Over-
GCR Year            Date Filed        Order Date         recovery                         Status
---------           ----------        ----------      ------------      -------------------------------------------
2004-2005            June 2005        April 2006      $2 million        The net overrecovery includes interest
                                                                        expense through March 2005 and refunds that
                                                                        we received from our suppliers that are
                                                                        required to be refunded to our customers.

                                                                        The net overrecovery includes $1 million
2005-2006            June 2006          Pending       $3 million        interest income through March 2006, which
                                                                        resulted from a net underrecovery position
                                                                        during the majority of the GCR period.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 per mcf for the December 2005 through March 2006 billing period. We were able to maintain our billing GCR factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. No action has been taken by the Court of Appeals on the merits of the appeal and we are unable to predict the outcome.

GCR plan for year 2006-2007: In December 2005, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2006 through March 2007. Our request proposed using a GCR factor consisting of:

      -     a base GCR ceiling factor of $11.10 per mcf, plus

      - a quarterly GCR ceiling price adjustment contingent upon future events.

In July 2006, all parties signed a partial settlement agreement, which calls for a base GCR ceiling factor of $9.48 per mcf. The settlement agreement is also subject to a quarterly GCR ceiling price adjustment of up to $3.50 per MMbtu, contingent upon future events. The settlement agreement is subject to MPSC approval.

Our GCR factor for the billing month of August 2006 is $8.37 per mcf.

2001 GAS DEPRECIATION CASE: In October and December 2004, the MPSC issued Opinions and Orders in our gas depreciation case, which:

      - reaffirmed the previously-ordered $34 million reduction in our depreciation expense,

      - required us to undertake a study to determine why our plant removal costs are in excess of other regulated Michigan natural gas utilities, and

      - required us to file a study report with the MPSC Staff on or before December 31, 2005.

We filed the study report with the MPSC Staff on December 29, 2005.

                                                        Consumers Energy Company


We are also required to file our next gas depreciation case within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If the depreciation case order is issued after the gas general rate case order, we proposed to incorporate its results into the gas general rates using a surcharge mechanism, a process used to incorporate specialty items into customer rates.

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

In February 2006, the MPSC Staff recommended granting final rate relief of $62 million. The MPSC Staff proposed that $17 million of this amount be contributed to a low income and energy efficiency fund. The MPSC Staff also recommended reducing our allowed return on common equity to 11.15 percent, from our current
11.4 percent.

In March 2006, the MPSC Staff revised its recommended final rate relief to $71 million, which includes $17 million to be contributed to a low income and energy efficiency fund. In April 2006, we revised our request for final rate relief downward to $118 million.

In May 2006, the MPSC issued an order granting us interim gas rate relief of $18 million annually, which is under bond and subject to refund if final rate relief is granted in a lesser amount. The order also extended the temporary two-year surcharge of $58 million granted in October 2004 until the issuance of a final order in this proceeding. The MPSC has not set a date for issuance of an order granting final rate relief.

In July 2006, the ALJ issued a Proposal for Decision recommending final rate relief of $74 million above current rate levels, which include interim and temporary rate relief. The $74 million includes $17 million to be contributed to a low income and energy efficiency fund. The Proposal for Decision also recommended reducing our return on common equity to 11 percent, from our current
11.4 percent.

OTHER CONTINGENCIES

IRS AUDIT RESOLUTION: In August 2005, the IRS issued Revenue Ruling 2005-53 and regulations to provide guidance with respect to the use of the "simplified service cost" method of tax accounting. We have been using this tax accounting method, generally allowed by the IRS under section 263A of the Internal Revenue Code, with respect to the allocation of certain indirect overhead costs to the tax basis of self-constructed utility assets.

In June 2006, the IRS concluded its most recent audit of CMS Energy and its subsidiaries, and proposed changes to taxable income for the years ended December 31, 1987 through December 31, 2001. The proposed overall cumulative increase to taxable income related primarily to the disallowance of the simplified service cost method with respect to certain self-constructed utility assets. CMS Energy has accepted these proposed adjustments to taxable income, which has been allocated based upon Consumers' separate taxable income in accordance with CMS Energy's tax sharing agreement. We had

                                                        Consumers Energy Company


tax related payables to CMS Energy with respect to its share of audit adjustments of $232 million, and a reduction of our June 2006 income tax provision of $14 million, net of interest expense, primarily for the utilization or restoration of previously written off income tax credits.

OTHER: In addition to the matters disclosed within this Note, we are party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contractual matters, environmental issues, federal and state taxes, rates, licensing, and other matters.

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

The following table describes our guarantees at June 30, 2006:

                                                                                                  In Millions
                                                   ----------------------------------------------------------
                                                      Issue          Expiration       Maximum        Carrying
Guarantee Description                                  Date             Date         Obligation       Amount
---------------------                              ------------      ----------      ----------      --------
Standby letters of credit                          Various           Various            $   41         $  -
Surety bonds                                       Various           Indefinite              1            -
Guarantee (a)                                      January 1987      March 2015             85            -
Nuclear insurance retrospective premiums           Various           Indefinite            135            -

(a) We have reached an agreement to sell our interests in the MCV Partnership and the FMLP, subject to certain regulatory and other closing conditions. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which it is provided power and steam by the MCV Partnership. The purchaser will secure their reimbursement obligation with an irrevocable letter of credit of up to $85 million.

                                                        Consumers Energy Company


The following table provides additional information regarding our guarantees:

Guarantee Description                      How Guarantee Arose                         Events That Would Require Performance
---------------------                      -------------------                         -------------------------------------
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

                                           Natural gas transportation                  Nonperformance
                                           Self-insurance requirement                  Nonperformance

Surety bonds                               Normal operating activity, permits and      Nonperformance
                                           licenses

Guarantee                                  Agreement to provide power and steam to     MCV Partnership's nonperformance or
                                           Dow                                         non-payment under a related contract

Nuclear insurance retrospective premiums   Normal operations of nuclear plants         Call by NEIL and Price-Anderson Act
                                                                                       for nuclear incident


At June 30, 2006, none of our guarantees contained provisions allowing us to recover, from third-parties, any amount paid under the guarantees. We enter into various agreements containing indemnification provisions in connection with a variety of transactions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

3: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                                                         In Millions
                                                                         -------------------------------------------
                                                                          June 30, 2006            December 31, 2005
                                                                          -------------            -----------------
First mortgage bonds                                                        $   3,174                 $   3,175
Senior notes and other                                                            855                       852
Securitization bonds                                                              355                       369
                                                                            ---------                 ---------
  Principal amounts outstanding                                                 4,384                     4,396
    Current amounts                                                               (86)                      (85)
    Net unamortized discount                                                       (7)                       (8)
                                                                            ---------                 ---------
Total Long-term debt                                                        $   4,291                 $   4,303
                                                                            =========                 =========

DEBT RETIREMENTS: The following is a summary of significant long-term debt retirements during the six months ended June 30, 2006:

                                        Principal      Interest           Retirement
                                       (in millions)   Rate (%)              Date               Maturity Date
                                       -------------   --------        ----------------         -------------
Long-term debt - related parties          $ 129           9.00           February 2006            June 2031

                                                        Consumers Energy Company


REGULATORY AUTHORIZATION FOR FINANCINGS: In May 2006, the FERC issued an order authorizing us to issue up to $2.0 billion of secured and unsecured short-term securities for the following purposes:

      -     up to $1.0 billion for general corporate purposes, and

      - up to $1.0 billion of FMB or other securities to be issued solely as collateral for other short-term securities.

Also in May 2006, the FERC issued an order authorizing us to issue up to $5.0 billion of secured and unsecured long-term securities for the following purposes:

      -     up to $1.5 billion for general corporate purposes,

      - up to $1.0 billion for purposes of refinancing or refunding existing long-term debt, and

      - up to $2.5 billion of FMB or other securities to be issued solely as collateral for other long-term securities.

Any long-term issuances during the two-year authorization period are exempt from FERC's competitive bidding and negotiated placement requirements.

The authorizations are for a two-year period beginning July 1, 2006 and ending June 30, 2008.

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at June 30, 2006:

                                                                                                   In Millions
                                                                                                   -----------
                                                                                 Outstanding
                                                   Amount of       Amount        Letters-of-           Amount
         Company              Expiration Date      Facility       Borrowed          Credit           Available
         -------              ---------------      ---------      --------       -----------        ----------
Consumers                     March 30, 2007        $  300         $    -         $      -          $    300
Consumers                      May 18, 2010            500              -               42               458
MCV Partnership               August 26, 2006           50              -                2                48

In March 2006, we entered into a short-term secured revolving credit agreement with banks. This facility provides $300 million of funds for working capital and other general corporate purposes.

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at June 30, 2006, we had $184 million of unrestricted retained earnings available to pay common stock dividends. Covenants in our debt facilities cap common stock dividend payments at $300 million in a calendar year. For the six months ended June 30, 2006, we paid $40 million in common stock dividends to CMS Energy. Also, the provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of our retained earnings.

CAPITAL AND FINANCE LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements, and office furniture. At June 30, 2006, capital lease obligations totaled $56 million. In order to obtain permanent financing for the MCV Facility, the MCV Partnership entered into a sale and lease back agreement with a lessor group, which includes the FMLP, for substantially all of the MCV Partnership's fixed assets. In accordance with SFAS No. 98, the MCV Partnership accounted for the transaction as a financing arrangement. At June 30, 2006, finance lease obligations totaled $281 million, which represents the third-party portion of the MCV Partnership's finance lease obligation.

                                                        Consumers Energy Company


SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at June 30, 2006 and $325 million of receivables at December 31, 2005. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                                               In Millions
                                                                                       -------------------
Six months ended June 30                                                                2006         2005
------------------------                                                               ------       ------
Net cash flow as a result of accounts receivable financing                             $ (325)      $ (304)
Collections from customers                                                             $3,232       $2,787

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

The cost and fair value of our long-term financial instruments are as follows:

                                                                                                              In Millions
                                            -----------------------------------------------------------------------------
                                                      June 30, 2006                          December 31, 2005
                                            -----------------------------------       -----------------------------------
                                                          Fair      Unrealized                    Fair        Unrealized
                                             Cost        Value      Gain (Loss)        Cost       Value       Gain (Loss)
                                            ------      ------      -----------       ------      ------      -----------
Long-term debt,                             $4,377      $4,214      $       163       $4,388      $4,393      $        (5)
    including current amounts
Long-term debt - related parties,
    including current amounts                    -           -                -          129         131               (2)
Available-for-sale securities:
  Common stock of CMS Energy                    10          29               19           10          33               23
  SERP:
      Equity securities                         17          23                6           16          22                6
      Debt securities                            8           7               (1)           8           8                -
  Nuclear decommissioning investments:
      Equity securities                        135         253              118          134         252              118
      Debt securities                          306         303               (3)         287         291                4

In July 2006, we reached an agreement to sell Palisades and the Big Rock ISFSI to Entergy. Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel. Accordingly, upon completion of the sale, we will transfer $366 million of nuclear decommissioning trust fund assets to Entergy and retain $200 million. We will also be entitled to receive a return of $116 million of decommissioning trust fund assets pending either a favorable federal

                                                        Consumers Energy Company


tax ruling regarding the release of the funds, or, if the funds are available, after decommissioning of the Palisades site is complete. The disposition of the retained and receivable nuclear decommissioning funds is subject to regulatory proceedings.

DERIVATIVE INSTRUMENTS: In order to limit our exposure to certain market risks, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. These contracts, used primarily to manage our exposure to changes in interest rates and commodity prices, are entered into for purposes other than trading. We enter into these contracts using established policies and procedures, under the direction of both:

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

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.

                                                        Consumers Energy Company


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

In 2005, the MISO began operating the Midwest Energy Market. As a result, the MISO now centrally dispatches electricity and transmission service throughout much of the Midwest and provides day-ahead and real-time energy market information. At this time, we believe that the establishment of this market does not represent the development of an active energy market in Michigan, as defined by SFAS No. 133. However, as the Midwest Energy Market matures, we will continue to monitor its activity level and evaluate whether or not an active energy market may exist in Michigan.

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. The following table summarizes our derivative instruments:

                                                                                                              In Millions
                                                  -----------------------------------------------------------------------
                                                           June 30, 2006                     December 31, 2005
                                                  -------------------------------      ----------------------------------
                                                             Fair      Unrealized                 Fair        Unrealized
Derivative Instruments                            Cost      Value         Gain         Cost       Value       Gain (Loss)
----------------------                            ----      -----      ----------      -----      -----       -----------
Gas supply option contracts                         $-        $ -             $ -      $   1      $  (1)      $        (2)
FTRs                                                 -          1               1          -          1                 1
Derivative contracts associated with the MCV
Partnership:
    Long-term gas contracts (a)                      -         59              59          -        205               205
    Gas futures, options, and swaps (a)              -        121             121          -        223               223

(a) The fair value of the MCV Partnership's long-term gas contracts and gas futures, options, and swaps has decreased significantly from December 31, 2005 due to a decrease in natural gas prices since that time. The decrease is partly also the result of the normal reversal of such derivative assets. As gas has been purchased under the long-term gas contracts and the gas futures, options, and swap contracts have been settled, the fair value of the contracts has decreased.

We record the fair value of our derivative contracts in Derivative instruments, Other assets, or Other liabilities on our Consolidated Balance Sheets.

GAS SUPPLY OPTION CONTRACTS: Our gas utility business uses fixed-priced weather-based gas supply call options and fixed-priced gas supply call and put options to meet our regulatory obligation to provide

                                                        Consumers Energy Company


gas to our customers at a reasonable and prudent cost. As part of the GCR process, the mark-to-market gains and losses associated with these options are reported directly in earnings as part of Other income, and then immediately reversed out of earnings and recorded on the balance sheet as a regulatory asset or liability.

FTRs: With the establishment of the Midwest Energy Market, FTRs were established. FTRs are financial instruments that manage price risk related to electricity transmission congestion. An FTR entitles its holder to receive compensation (or, conversely, to remit payment) for congestion-related transmission charges. FTRs are marked-to-market each quarter, with changes in fair value reported to earnings as part of Other income.

DERIVATIVE CONTRACTS ASSOCIATED WITH THE MCV PARTNERSHIP: Long-term gas contracts: The MCV Partnership uses long-term gas contracts to purchase and manage the cost of the natural gas it needs to generate electricity and steam. The MCV Partnership believes that certain of these contracts qualify as normal purchases under SFAS No. 133. Accordingly, we have not recognized these contracts at fair value on our Consolidated Balance Sheets at June 30, 2006.

The MCV Partnership also holds certain long-term gas contracts that do not qualify as normal purchases because these contracts contain volume optionality. In addition, as a result of implementing the RCP in 2005, a significant portion of long-term gas contracts no longer qualify as normal purchases, because the gas will not be used to generate electricity or steam. Accordingly, all of these contracts are accounted for as derivatives, with changes in fair value recorded in earnings each quarter. For further details on the RCP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

For the six months ended June 30, 2006, we recorded a $145 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these long-term gas contracts. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

We have recorded derivative assets totaling $59 million associated with the fair value of long-term gas contracts on our Consolidated Balance Sheets at June 30, 2006. The MCV Partnership expects almost all of these assets, which represent cumulative net mark-to-market gains, to reverse as losses through earnings during 2006 and 2007 as the gas is purchased, with the remainder reversing between 2008 and 2011. As the MCV Partnership recognizes future losses from the reversal of these derivative assets, we will continue to assume a portion of the limited partners' share of those losses, in addition to our proportionate share, but only until we close the sale of our interest in the MCV Partnership.

At the closing of this sale, these assets, which represent cumulative net mark-to-market gains, will be sold in conjunction with the sale of our interest. Also at the closing, we will record any additional mark-to-market gains or losses associated with the long-term gas contracts and recognize the changes in fair value in earnings. Any such changes in the fair value of these contracts recognized before the closing will not affect the purchase price of our ownership interest in the MCV Partnership. After the closing of the sale, we will no longer record the fair value of these long-term gas contracts on our Consolidated Balance Sheets and will not be required to recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income.

For further details on the sale of our interest in the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

                                                        Consumers Energy Company


Gas Futures, Options, and Swaps: The MCV Partnership enters into natural gas futures, options, and over-the-counter swap transactions in order to hedge against unfavorable changes in the market price of natural gas. The MCV Partnership uses these financial instruments to:

      - ensure an adequate supply of natural gas for the projected generation and sales of electricity and steam, and

      - manage price risk by fixing the price to be paid for natural gas on some of its long-term gas contracts.

At June 30, 2006, the MCV Partnership held natural gas futures, options, and swaps. We have recorded a net derivative asset amount of $121 million on our Consolidated Balance Sheets at June 30, 2006 associated with the fair value of these contracts. Certain of the futures and swaps qualify for cash flow hedge accounting and we record our proportionate share of their mark-to-market gains and losses in Accumulated other comprehensive income. The remaining contracts are not cash flow hedges and their mark-to-market gains and losses are recorded to earnings.

Those contracts that qualify as cash flow hedges represent assets of $122 million of the net $121 million derivative assets recorded on our Consolidated Balance Sheets. We have recorded a cumulative net gain of $39 million, net of tax and minority interest, in Accumulated other comprehensive income at June 30, 2006, representing our proportionate share of the cash flow hedges held by the MCV Partnership. If we have not closed the sale of our interest in the MCV Partnership within the next 12 months, we can expect to reclassify $17 million of this balance, net of tax and minority interest, as an increase to earnings as the contracts settle, offsetting the costs of gas purchases. There was no ineffectiveness associated with any of these cash flow hedges.

The remaining futures, options, and swap contracts, representing derivative liabilities of $1 million, do not qualify as cash flow hedges. The futures and swap contracts were previously accounted for as cash flow hedges. Since the RCP was implemented in 2005, these instruments no longer qualify for cash flow hedge accounting and we record any changes in their fair value in earnings each quarter. The MCV Partnership expects almost all of these derivative liabilities to be realized during 2006 as the contracts settle, with the remainder to be realized during 2007. For further details on the RCP, see Note 2, Contingencies, "Other Electric Contingencies - The Midland Cogeneration Venture."

For the six months ended June 30, 2006, we recorded a $53 million loss, before considering tax effects and minority interest, associated with the decrease in fair value of these instruments. This loss is included in the total Fuel costs mark-to-market at the MCV Partnership on our Consolidated Statements of Income. Because of the volatility of the natural gas market, the MCV Partnership expects future earnings volatility on these contracts, since gains and losses will be recorded each quarter. We will continue to record these gains and losses in our consolidated financial statements until we close the sale of our interest in the MCV Partnership.

In conjunction with the sale of our interest in the MCV Partnership, all of the futures, options, and swaps will be sold. At the closing of this sale, we will record any additional mark-to-market gains or losses associated with these contracts and recognize the changes in fair value in Accumulated other comprehensive income or earnings, accordingly. Any such changes in the fair value of these contracts recognized before the closing will not affect the purchase price of our ownership interest in the MCV Partnership. Then, for those futures and swaps that qualify as cash flow hedges, the related balance of net cumulative gains recorded in Accumulated other comprehensive income will be reclassified and recognized in earnings. After the sale of these assets, we will no longer record the fair value of these contracts on our Consolidated Balance Sheets and will not be required to

                                                        Consumers Energy Company


recognize gains or losses related to changes in the fair value of these contracts on our Consolidated Statements of Income. For additional details on the sale of our interest in the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies -- The Midland Cogeneration Venture."

CREDIT RISK: Our swaps and forward contracts contain credit risk, which is the risk that counterparties will fail to perform their contractual obligations. We reduce this risk through established credit policies. For each counterparty, we assess credit quality by using credit ratings, financial condition, and other available information. We then establish a credit limit for each counterparty based upon our evaluation of credit quality. We monitor the degree to which we are exposed to potential loss under each contract and take remedial action, if necessary.

The MCV Partnership enters into contracts primarily with companies in the electric and gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic conditions, the weather, or other conditions. The MCV Partnership typically uses industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at June 30, 2006, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

                                                                                                        In Millions
                             ---------------------------------------------------------------------------------------
                                                                              Net Exposure             Net Exposure
                                Exposure                                     from Investment         from Investment
                                 Before         Collateral       Net             Grade                   Grade
                              Collateral (a)      Held (b)     Exposure       Companies (c)           Companies (%)
                              --------------    ----------     --------      ---------------         ---------------
MCV Partnership                   $181              $96          $85               $82                      96

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

                                                        Consumers Energy Company


5: RETIREMENT BENEFITS

We provide retirement benefits to our employees under a number of different plans, including:

      -     a non-contributory, defined benefit Pension Plan,

      - a cash balance pension plan for certain employees hired between July 1, 2003 and August 31, 2005,

      -     a DCCP for employees hired on or after September 1, 2005,

      -     benefits to certain management employees under SERP,

      -     a defined contribution 401(k) Savings Plan,

      -     benefits to a select group of management under the EISP, and

      -     health care and life insurance benefits under OPEB.

Pension Plan: The Pension Plan includes funds for most of our current employees, our non-utility affiliates, and Panhandle, a former affiliate. The Pension Plan's assets are not distinguishable by company.

Effective January 11, 2006, the MPSC electric rate order authorized us to include $33 million of electric pension expense in our electric rates. Due to the volatility of these particular costs, the order also established a pension equalization mechanism to track actual costs. If actual pension expenses are greater than the $33 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from customers. If actual pension expenses are less than the $33 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between pension expense allowed in our electric rates and pension expense under SFAS No. 87 resulted in a net reduction in pension expense of $2 million for the three months ended June 30, 2006 and $5 million for the six months ended June 30, 2006. We have established a corresponding regulatory asset of $5 million.

OPEB: Effective January 11, 2006, the MPSC electric rate order authorized us to include $28 million of electric OPEB expense in our electric rates. Due to the volatility of these particular costs, the order also established an OPEB equalization mechanism to track actual costs. If actual OPEB expenses are greater than the $28 million included in electric rates, the difference will be recognized as a regulatory asset for future recovery from our customers. If actual OPEB expenses are less than the $28 million included in electric rates, the difference will be recognized as a regulatory liability, and refunded to our customers. The difference between OPEB expense allowed in our electric rates and OPEB expense under SFAS No. 106 resulted in a $1 million net reduction in OPEB expense for the three months and the six months ended June 30, 2006. We have established a corresponding regulatory asset of $1 million.

                                                        Consumers Energy Company


Costs: The following table recaps the costs incurred in our retirement benefits plans:

                                                                                     In Millions
                                                   ---------------------------------------------
                                                                      Pension
                                                   ---------------------------------------------
                                                   Three Months Ended         Six Months Ended
                                                   -------------------       -------------------
June 30                                             2006         2005         2006         2005
---------------------------------------------      ------       ------       ------       ------
Service cost                                       $   11       $   14       $   23       $   23
Interest expense                                       20           27           39           45
Expected return on plan assets                        (20)         (35)         (40)         (58)
Amortization of:
  Net loss                                             10            7           20           14
  Prior service cost                                    2            2            4            3
                                                   ------       ------       ------       ------
Net periodic cost                                      23           15           46           27
Regulatory adjustment                                  (2)           -           (5)           -
                                                   ------       ------       ------       ------
Net periodic cost after regulatory adjustment      $   21       $   15       $   41       $   27
                                                   ======       ======       ======       ======

                                                                                     In Millions
                                                   ---------------------------------------------
                                                                       OPEB
                                                   ---------------------------------------------
                                                    Three Months Ended        Six Months Ended
                                                   -------------------       -------------------
June 30                                             2006         2005         2006        2005
-------                                            ------       ------       ------       ------
Service cost                                       $    6       $    5       $   12       $   10
Interest expense                                       16           15           32           30
Expected return on plan assets                        (15)         (13)         (29)         (26)
Amortization of:
  Net loss                                              5            5           10           10
  Prior service cost                                   (2)          (2)          (5)          (4)
                                                   ------       ------       ------       ------
Net periodic cost                                      10           10           20           20
Regulatory adjustment                                  (1)           -           (1)           -
                                                   ------       ------       ------       ------
Net periodic cost after regulatory adjustment      $    9       $   10       $   19       $   20
                                                   ======       ======       ======       ======

SERP: On April 1, 2006, we implemented a Defined Contribution Supplemental Executive Retirement Plan (DC SERP) and froze further new participation in the defined benefit SERP. The DC SERP provides promoted and newly hired participants benefits ranging from 5 to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. Our contributions to the plan, if any, will be placed in a grantor trust. For the six months ended June 30, 2006, no contributions were made to the plan.

MCV: The MCV Partnership sponsors defined cost postretirement health care plans that cover all full-time employees, except key management. Participants in the postretirement health care plans become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The MCV Partnership's net periodic postretirement health care cost for the three months and six months ended June 30, 2006 and 2005 was less than $1 million.

                                                        Consumers Energy Company


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

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FASB Interpretation No. 47.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:


June 30, 2006                                                                                             In Millions
---------------------------------------------------------------------------------------------------------------------
                                                   In Service                                                   Trust
ARO Description                                      Date           Long Lived Assets                            Fund
---------------                                      ----           -----------------                            ----
Palisades - decommission plant site                      1972       Palisades nuclear plant                      $551
Big Rock - decommission plant site                       1962       Big Rock nuclear plant                         12
JHCampbell intake/discharge water line                   1980       Plant intake/discharge water line               -
Closure of coal ash disposal areas                    Various       Generating plants coal ash areas                -
Closure of wells at gas storage fields                Various       Gas storage fields                              -
Indoor gas services equipment relocations             Various       Gas meters located inside structures            -
Asbestos abatement                                       1973       Electric and gas utility plant                  -

                                                        Consumers Energy Company



                                                                                                           In Millions
                                         ------------------------------------------------------------------------------
                                            ARO                                                                  ARO
                                         Liability                                             Cash flow      Liability
ARO Description                          12/31/05     Incurred   Settled (a)     Accretion     Revisions       6/30/06
---------------                          --------     --------   -----------     ---------     ---------       -------
Palisades - decommission                      $375         $ -           $-            $12           $ -          $387
Big Rock - decommission                         27           -          (15)             2             -            14
JHCampbell intake line                           -           -            -              -             -             -
Coal ash disposal areas                         54           -           (1)             2             -            55
Wells at gas storage fields                      1           -            -              -             -             1
Indoor gas services relocations                  1           -            -              -             -             1
Asbestos abatement                              36           -           (2)             1             -            35
                                              ----         ---         ----            ---           ---          ----

  Total                                       $494         $ -         $(18)           $17           $ -          $493
                                              ====         ===         ====            ===           ===          ====


(a) These cash payments are included in the Other current and non-current liabilities line in Net cash provided by operating activities on our Consolidated Statements of Cash Flows. Cash payments for the six months ended June 30, 2005 were $26 million.

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In December 2005, the ALJ issued a Proposal for Decision recommending that the MPSC dismiss the proceeding. In March 2006, the MPSC remanded the case to the ALJ for findings and recommendations. We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

7: EXECUTIVE INCENTIVE COMPENSATION

We provide a Performance Incentive Stock Plan (the Plan) to key employees and non-employee directors based on their contributions to the successful management of the company. The Plan has a five-year term, expiring in May 2009.

All grants awarded under the Plan for the six months ended June 30, 2006 and in 2005 were in the form of restricted stock. Restricted stock awards are outstanding shares to which the recipient has full voting and dividend rights and vest 100 percent after three years of continued employment. Restricted stock awards granted to officers in 2005 and 2004 are also subject to the achievement of specified levels of total shareholder return, including a comparison to a peer group of companies. All restricted stock awards are subject to forfeiture if employment terminates before vesting. However, if certain minimum service requirements are met, restricted shares may continue to vest upon retirement or disability and vest fully if control of CMS Energy changes, as defined by the Plan.

The Plan also allows for the following types of awards:

      -     stock options,

      -     stock appreciation rights,

      -     phantom shares, and

      -     performance units.

For the six months ended June 30, 2006 and for the year ended 2005, we did not grant any of these types of awards.

                                                        Consumers Energy Company


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

Shares awarded or subject to stock options, phantom shares, and performance units may not exceed 6 million shares from June 2004 through May 2009, nor may such awards to any participant exceed 250,000 shares in any fiscal year. We may issue awards of up to 4,906,300 shares of common stock under the Plan at June 30, 2006. Shares for which payment or exercise is in cash, as well as shares or stock options that are forfeited, may be awarded or granted again under the Plan.

SFAS NO. 123(R) AND SAB NO. 107, SHARE-BASED PAYMENT: SFAS No. 123(R) was effective for us on January 1, 2006. SFAS No. 123(R) requires companies to use the fair value of employee stock options and similar awards at the grant date to value the awards. Companies must expense this value over the required service period of the awards. As a result, future compensation costs for share-based awards with accelerated service provisions upon retirement will need to be fully expensed by the period in which the employee becomes eligible to retire. At January 1, 2006, unrecognized compensation cost for such share-based awards held by retirement-eligible employees was not material.

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

The SEC issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Also, the SEC issued SAB No. 107 to provide the staff's views regarding the valuation of share-based payments, including assumptions such as expected volatility and expected term. We applied the additional guidance provided by SAB No. 107 upon implementation of SFAS No. 123(R) with no impact on our consolidated results of operations.

The following table summarizes restricted stock activity under the Plan:

                                                                                                    Weighted-
                                                                                                  Average Grant
Restricted Stock                                           Number of Shares                      Date Fair Value
----------------                                           ----------------                      ---------------
Nonvested at December 31, 2005                                 1,141,316                              $10.84
  Granted                                                         43,330                              $12.98
  Vested                                                         (10,000)                             $ 6.23
  Forfeited                                                            -                                   -
                                                               ---------                              ------
Nonvested at June 30, 2006                                     1,174,646                              $10.96
                                                               =========                              ======

The total fair value of shares vested was less than $1 million for the six months ended June 30, 2006 and 2005.

                                                        Consumers Energy Company


We calculate the fair value of restricted shares granted based on the price of our common stock on the grant date and expense the fair value over the required service period. Total compensation cost recognized in income related to restricted stock was $2 million for the six months ended June 30, 2006 and $1 million for the six months ended June 30, 2005. The total related income tax benefit recognized in income was $1 million for the six months ended June 30, 2006 and less than $1 million for the six months ended June 30, 2005. At June 30, 2006, there was $7 million of total unrecognized compensation cost related to restricted stock. We expect to recognize this cost over a weighted-average period of 2.0 years.

The following table summarizes stock option activity under the Plan:

                                                                                        Weighted-
                                                     Options          Weighted-          Average            Aggregate
                                                  Outstanding,         Average          Remaining           Intrinsic
                                                  Fully Vested,        Exercise        Contractual            Value
Stock Options                                    and Exercisable        Price             Term            (In Millions)
-------------                                    ---------------      ---------        -----------        -------------
Outstanding at December 31, 2005                   1,714,787            $18.13            5.9 years            $ (6)
  Granted                                                  -                 -
  Exercised                                          (14,000)             6.35
  Cancelled or Expired                                     -                 -
                                                   ---------            ------            ---------            ----
Outstanding at June 30, 2006                       1,700,787            $18.22            5.4 years            $ (9)
                                                   =========            ======            =========            ====

Stock options give the holder the right to purchase common stock at a price equal to the fair value of our common stock on the grant date. Stock options are exercisable upon grant, and expire up to 10 years and one month from the grant date. We issue new shares when participants exercise stock options. The total intrinsic value of stock options exercised was less than $1 million for the six months ended June 30, 2006 and $1 million for the six months ended June 30, 2005. Cash received from exercise of these stock options was less than $1 million for the six months ended June 30, 2006 and $1 million for the six months ended June 30, 2005. Since we have utilized tax loss carryforwards, we were not able to realize the excess tax benefits upon exercise of stock options. Therefore, we did not recognize the related excess tax benefits in equity.

                                                        Consumers Energy Company


8: REPORTABLE SEGMENTS

Our reportable segments are strategic business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.

The following table shows our financial information by reportable segment:

                                                                                                      In Millions
                                                                 ------------------------------------------------
                                                                   Three Months Ended            Six Months Ended
                                                                 --------------------       ---------------------
June 30                                                             2006         2005          2006          2005
-------                                                             ----         ----          ----          ----
Operating revenue
   Electric                                                        $ 791        $ 649       $ 1,520       $ 1,277
   Gas                                                               334          355         1,375         1,347
   Other                                                              13           12            25            24
                                                                 -------      -------       -------       -------

Total Operating Revenue                                          $ 1,138      $ 1,016       $ 2,920       $ 2,648
                                                                 =======      =======       =======       =======

Net income available to common stockholder
   Electric                                                         $ 37          $46          $ 66           $79
   Gas                                                                (3)          (3)           34            55
   Other                                                               1          (11)          (55)           55
                                                                 -------      -------       -------       -------

Total Net Income Available to Common Stockholder                 $    35      $    32       $    45       $   189
                                                                 =======      =======       =======       =======

                                                                                                      In Millions
                                                                        -----------------------------------------
                                                                        June 30, 2006           December 31, 2005
                                                                        -------------           -----------------
Assets
   Electric (a)                                                           $  7,925                      $7,743
   Gas (a)                                                                   3,503                       3,600
   Other                                                                     1,560                       1,814
                                                                          --------                    --------

Total Assets                                                              $ 12,988                    $ 13,157
                                                                          ========                    ========


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

ITEM 4.   CONTROLS AND PROCEDURES

CMS ENERGY

Disclosure Controls and Procedures: CMS Energy's management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy's CEO and CFO have concluded that, due to the fact that the material weakness in CMS Energy's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in its 2005 Form 10-K, has not had adequate testing to confirm evidence of remediation, its disclosure controls and procedures were not effective at June 30, 2006.

Management continues to validate the remedial actions it has taken to correct the income tax-related material weakness identified in CMS Energy's 2005 Form 10-K. Management believes it has implemented the necessary processes and procedures to overcome the material weakness relating to income taxes; however, these processes and procedures, and correlating controls, have not been in place for an adequate period of time to conclude that the material weakness has been remediated at June 30, 2006. Management will continue to monitor and test the continuous effectiveness of these controls and procedures and make appropriate modifications, as necessary.

Management believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, CMS Energy's financial condition, results of operations and cash flows for the periods presented.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's Form 10-K/A Amendment No. 1 and Consumers' Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarter ended March 31, 2006. Reference is also made to the CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 2, Contingencies, for CMS Energy and
Note 2, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

SEC REQUEST

On August 5, 2004, CMS Energy received a request from the SEC that CMS Energy voluntarily produce documents and data relating to the SEC's inquiry into payments made to the officials or relatives of officials of the government of Equatorial Guinea. On August 17, 2004, CMS Energy submitted its response, advising the SEC of the information and documentation it had available. On March 8, 2005, CMS Energy received a request from the SEC that CMS Energy voluntarily produce certain of such documents. CMS Energy has provided responsive documents to the SEC and will continue to provide such documents as it reviews its electronic records in further response to the SEC's request. The SEC subsequently issued a formal order of private investigation on this matter on August 1, 2005. CMS Energy and several other companies who have conducted business in Equatorial Guinea received subpoenas from the SEC to provide documents regarding payments made to officials or relatives of officials of the government of Equatorial Guinea. CMS Energy is cooperating and has been and will continue to produce documents responsive to the subpoena.

GAS INDEX PRICE REPORTING LITIGATION

CMS MST and CMS Field Services (which was sold to Cantera Natural Gas, LLC and for which CMS Energy has indemnification obligations) were defendants in a consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. Cornerstone Propane Partners, L.P. filed the original complaint in August 2003 as a putative class action and it was later consolidated with two similar complaints filed by other plaintiffs. The amended consolidated complaint, filed in January 2004, alleged that false natural gas price reporting by the defendants manipulated the prices of NYMEX natural gas futures and options. The complaint contained two counts under the Commodity Exchange Act, one for manipulation and one for aiding and abetting violations. On May 24, 2006, the judge entered a Final Judgment and Order of Dismissal approving settlements between plaintiffs and various defendants, including CMS MST and CMS Field Services. The settlement agreement required a $6.975 million cash payment that CMS MST was responsible to pay. The payment was made into a settlement fund that will be used to pay the class members as well as any legal fees awarded to plaintiffs' attorneys. CMS Energy had established a reserve for this amount in the fourth quarter of 2005.

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

Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants' future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Defendants attempted to remove the case to federal court, but it was remanded to state court by a federal judge. Plaintiffs have opposed the motions to dismiss and they remain pending.

On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a new putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order.

Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages.

CMS Energy and the other CMS defendants will defend themselves vigorously against these matters but cannot predict their outcome.

CMS ENERGY AND CONSUMERS

SECURITIES CLASS ACTION LAWSUITS

Beginning on May 17, 2002, a number of complaints were filed against CMS Energy, Consumers, and certain officers and directors of CMS Energy and its affiliates. The cases were consolidated into a single lawsuit, which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about

CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. The court issued an opinion and order dated March 24, 2006, granting in part and denying in part plaintiffs' amended motion for class certification. The court conditionally certified a class consisting of "all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class. Trial has been scheduled for March 2007. In response to the court's opinion and order excluding purchasers of ACTS from the shareholder class, a new class action lawsuit was filed on behalf of ACTS purchasers. The new lawsuit names the same defendants as the shareholder action and contains essentially the same allegations and class period. CMS Energy and the individual defendants will defend themselves vigorously in this litigation but cannot predict its outcome.

ERISA LAWSUITS

CMS Energy was a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs alleged breaches of fiduciary duties under ERISA and sought restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement required a $28 million cash payment by CMS Energy's primary insurer to be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The hearing on final approval of the settlement was held on June 15, 2006. On June 27, 2006, the judge entered the Order and Final Judgment, approving the proposed settlement with minor modifications.

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

ITEM 1A. RISK FACTORS

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy's Form 10-K/A Amendment No. 1 and Consumers' Form 10-K for the year ended December 31, 2005 and CMS Energy's and Consumers' Forms 10-Q for the quarter ended March 31, 2006.

RISKS RELATED TO CMS ENERGY

    CMS ENERGY'S NATURAL GAS PIPELINE AND ELECTRIC GENERATION PROJECT LOCATED IN ARGENTINA AND CHILE MAY BE NEGATIVELY IMPACTED BY ARGENTINE GOVERNMENTAL RESTRICTIONS PLACED ON NATURAL GAS EXPORTS TO CHILE.

    On March 24, 2004, the Argentine government authorized the restriction of exports of natural gas to Chile, giving priority to domestic demand in Argentina. This restriction has had a detrimental effect on GasAtacama's earnings since GasAtacama's gas-fired electric generating plant is located in Chile and uses Argentine gas for fuel. From April through December 2004, Bolivia agreed to export 4 million cubic meters of gas per day to Argentina, which allowed Argentina to minimize its curtailments to Chile. Argentina and Bolivia extended the term of that agreement through December 31, 2006. With the Bolivian gas supply, Argentina relaxed its export restrictions to GasAtacama, allowing GasAtacama to receive approximately 50 percent of its contracted gas quantities at its electric generating plant.

On May 1, 2006, the Bolivian government announced its intention to nationalize the natural gas industry and raise prices under its existing gas export contracts. Since May, gas flow from Bolivia has been restricted as Argentina and Bolivia have been renegotiating the price for gas. Simultaneously, gas supply to GasAtacama has been further curtailed. In July 2006, Argentina agreed to increase the price it pays for gas from Bolivia through the term of the existing contract, December 31, 2006. Concurrently, Argentina announced that it would recover all of this price increase by a special tax on its gas exports. The decision of Argentina to pass all of these increased costs to exports in addition to maintaining the current curtailment scheme, has increased the risk and cost of GasAtacama's fuel supply. CMS Energy is analyzing this situation to determine what effect these actions may have on the value of its investment in GasAtacama, but at this time cannot determine the effect. If an appropriate resolution of this issue is not reached, it could result in an impairment of our investment in GasAtacama. At June 30, 2006, the carrying value of CMS Energy's investment in GasAtacama was $361 million.

RISKS RELATED TO CMS ENERGY AND CONSUMERS

    CMS ENERGY AND CONSUMERS MAY BE NEGATIVELY IMPACTED BY THE RESULTS OF AN EMPLOYEE BENEFIT LAWSUIT.

    CMS Energy was a named defendant, along with Consumers, CMS MST, and certain named and unnamed officers and directors, in two lawsuits, filed in July 2002 in United States District Court for the Eastern District of Michigan, brought as purported class actions on behalf of participants and beneficiaries of the CMS Employees' Savings Plan (the Plan). Plaintiffs alleged breaches of fiduciary duties under ERISA and sought restitution on behalf of the Plan with respect to a decline in value of the shares of CMS Energy Common Stock held in the Plan, as well as other equitable relief and legal fees. On March 1, 2006, CMS Energy and Consumers reached an agreement, subject to court and independent fiduciary approval, to settle the lawsuits. The settlement agreement required a $28 million cash payment by CMS Energy's primary insurer to be used to pay Plan participants and beneficiaries for alleged losses, as well as any legal fees and expenses. In addition, CMS Energy agreed to certain other steps regarding administration of the Plan. The hearing on final approval of the settlement was held on June 15, 2006. On June 27, 2006, the judge entered the Order and Final Judgment, approving the proposed settlement with minor modifications. With the conclusion of this matter, there is no further risk to CMS Energy and Consumers.

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

     In July 2006, Consumers reached an agreement to sell the Palisades nuclear plant to Entergy for $380 million. Consumers also signed a 15-year power purchase agreement for 100 percent of the plant's current electric output. We are targeting to close the sale in the first quarter of 2007. The sale will result in an immediate reduction in our nuclear operating and decommissioning risk.

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

Under the MCV PPA, variable energy payments to the MCV Partnership are based on the cost of coal burned at our coal plants and our operation and maintenance expenses. However, the MCV Partnership's costs of producing electricity are tied to the cost of natural gas. Historically high natural gas prices have caused the MCV Partnership to reevaluate the economics of operating the MCV Facility and to record an impairment charge in 2005. If natural gas prices remain at present levels or increase, the operations of the MCV Facility would be adversely affected and could result in the MCV Partnership failing to meet its obligations under the sale and leaseback transactions and other contracts. We are evaluating various alternatives in order to develop a new long-term strategy with respect to the MCV Facility.

    Further, the cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $55 million in 2006 and $39 million in 2007. However, Consumers' direct savings from the RCP, after allocating a portion to customers, are used to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The effect of any such action would be to reduce cash flow to the MCV Partnership, which could have an adverse effect on the MCV Partnership's financial performance, and eliminate our underrecoveries of capacity and fixed energy payments.

    The MCV Partnership has indicated that it may take issue with our exercise of the regulatory out clause after September 15, 2007. We believe that the clause is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out clause, the MCV Partnership has the right to terminate the MCV PPA. The MPSC's future actions on the capacity and fixed energy payments recoverable from customers subsequent to September 15, 2007 may affect negatively the financial performance of the MCV Partnership.

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

    CMS Energy and Consumers cannot estimate, at this time, the impact of these issues on Consumers' future earnings or cash flow from its interest in the MCV Partnership. The ability to develop a new long-term strategy with respect to the MCV Facility, the future price of natural gas and an MPSC decision related to Consumers' recovery of capacity payments are the three most significant variables in the analysis of the MCV Partnership's future financial performance. It is not presently possible to predict the future price of natural gas, or the actions of the MPSC in 2007 or later. For these reasons, at this time CMS Energy and Consumers cannot predict the impact of these issues on Consumers' future earnings or cash flows or on the value of its equity interest in the MCV Partnership and CMS Energy's lessor interest in the FMLP.

    In July 2006, we reached an agreement to sell 100 percent of the stock of CMS Midland, Inc. and CMS Midland Holdings Company to an affiliate of GSO Capital Partners and Rockland Capital Energy Investments for $60.5 million. These Consumers' subsidiaries hold our interest in the MCV Partnership and the FMLP. We are targeting to close on the sale by the end of 2006. The sale will result in reduced exposure to sustained high natural gas prices.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the CMS Energy Annual Meeting of Shareholders held on May 19, 2006, the CMS Energy shareholders voted upon two proposals, as follows:

     o Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit CMS Energy's financial statements for the year ending December 31, 2006, with a vote of 185,968,036 shares in favor, 807,698 against and 1,369,527 abstentions; and

     o Election of eleven members to the Board of Directors. The votes for individual nominees were as follows:

CMS ENERGY

 Number of Votes:                     For                   Withheld                     Total
-------------------------------------------------------------------------------------------------
 Merribel S. Ayres                183,831,106               4,316,601                 188,147,707
 Jon E. Barfield                  182,673,024               5,474,683                 188,147,707
 Richard M. Gabrys                183,863,009               4,284,698                 188,147,707
 David W. Joos                    182,597,983               5,549,724                 188,147,707
 Philip R. Lochner, Jr.           182,245,636               5,902,071                 188,147,707
 Michael T. Monahan               180,418,128               7,729,579                 188,147,707
 Joseph F. Paquette, Jr.          181,141,145               7,006,562                 188,147,707
 Percy A. Pierre                  181,914,512               6,233,195                 188,147,707
 Kenneth L. Way                   181,075,586               7,072,121                 188,147,707
 Kenneth Whipple                  182,847,974               5,299,733                 188,147,707
 John B. Yasinsky                 181,992,749               6,154,958                 188,147,707

CONSUMERS

Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 19, 2006 Consumers' Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of electing the above-named individuals as directors of Consumers and in favor of the remaining proposals for Consumers. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

A shareholder who wishes to submit a proposal for consideration at the CMS Energy 2007 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS Energy's Corporate Secretary on or before December 15, 2006. In any event, if CMS Energy has not received written notice of any matter to be proposed at that meeting by February 28, 2007, the holders of proxies may use their discretionary voting authority on such matter. The proposals should be addressed to: Corporate Secretary, CMS Energy Corporation, One Energy Plaza, Jackson, MI 49201.

ITEM 6.  EXHIBITS


(10)(a) Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer

(10)(b) Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company

(10)(c) Stock Purchase Agreement dated as of July 24, 2006 by and among Consumers Energy Company, CMS Midland, Inc., CMS Midland Holdings Company, and MCV Power Partners, Inc.

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



                                            CMS ENERGY CORPORATION
                                                   (Registrant)

Dated:  August 4, 2006             By:               /s/ Thomas J. Webb
                                                 -------------------------------
                                                         Thomas J. Webb
                                                 Executive Vice President and
                                                   Chief Financial Officer

                                            CONSUMERS ENERGY COMPANY
                                                    (Registrant)

Dated:  August 4, 2006             By:               /s/ Thomas J. Webb
                                                 -------------------------------
                                                         Thomas J. Webb
                                                 Executive Vice President and
                                                   Chief Financial Officer

                        CMS ENERGY AND CONSUMERS EXHIBITS



EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

(10)(a) Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer

(10)(b) Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company

(10)(c) Stock Purchase Agreement dated as of July 24, 2006 by and among Consumers Energy Company, CMS Midland, Inc., CMS Midland Holdings Company, and MCV Power Partners, Inc.

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