Form 10-Q
period 2007-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2007-05-03
CIK 201533, 811156

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission       Registrant; State of Incorporation;         IRS Employer
File Number         Address; and Telephone Number         Identification No.
-----------   -----------------------------------------   ------------------
  1-9513               CMS ENERGY CORPORATION                 38-2726431
                      (A Michigan Corporation)
              One Energy Plaza, Jackson, Michigan 49201
                           (517) 788-0550

  1-5611              CONSUMERS ENERGY COMPANY                38-0442310
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

CMS ENERGY CORPORATION: Yes [ ] No [X] CONSUMERS ENERGY COMPANY: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at April 30, 2007:

CMS ENERGY CORPORATION:

CMS Energy Common Stock, $.01 par value       224,497,687
CONSUMERS ENERGY COMPANY, $10 par value,
   privately held by CMS Energy Corporation    84,108,789

================================================================================

                             CMS ENERGY CORPORATION
                                       AND
                            CONSUMERS ENERGY COMPANY

                      QUARTERLY REPORTS ON FORM 10-Q TO THE
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2007

This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Glossary ............................................................          3

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements
   CMS Energy Corporation
      Consolidated Statements of Income (Loss) ......................   CMS - 29
      Consolidated Statements of Cash Flows .........................   CMS - 31
      Consolidated Balance Sheets ...................................   CMS - 32
      Consolidated Statements of Common Stockholders' Equity ........   CMS - 34
   Notes to Consolidated Financial Statements (Unaudited):
       1. Corporate Structure and Accounting Policies ...............   CMS - 37
       2. Asset Sales, Discontinued Operations and Impairment
             Charges ................................................   CMS - 39
       3. Contingencies .............................................   CMS - 43
       4. Financings and Capitalization .............................   CMS - 58
       5. Earnings Per Share ........................................   CMS - 60
       6. Financial and Derivative Instruments ......................   CMS - 61
       7. Retirement Benefits .......................................   CMS - 65
       8. Income Taxes ..............................................   CMS - 66
       9. Asset Retirement Obligations ..............................   CMS - 68
      10. Equity Method Investments .................................   CMS - 70
      11. Reportable Segments .......................................   CMS - 71
   Consumers Energy Company
      Consolidated Statements of Income .............................    CE - 22
      Consolidated Statements of Cash Flows .........................    CE - 23
      Consolidated Balance Sheets ...................................    CE - 24
      Consolidated Statements of Common Stockholder's Equity ........    CE - 26
   Notes to Consolidated Financial Statements (Unaudited):
      1.  Corporate Structure and Accounting Policies ...............    CE - 29
      2.  Contingencies .............................................    CE - 30
      3.  Financings and Capitalization .............................    CE - 41
      4.  Financial and Derivative Instruments ......................    CE - 43
      5.  Retirement Benefits .......................................    CE - 45
      6.  Asset Retirement Obligations ..............................    CE - 46
      7.  Income Taxes ..............................................    CE - 48
      8.  Reportable Segments .......................................    CE - 50

                                TABLE OF CONTENTS
                                   (CONTINUED)

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations
   CMS Energy Corporation
      Executive Overview.............................................   CMS -  1
      Forward-Looking Statements and Information.....................   CMS -  2
      Results of Operations..........................................   CMS -  5
      Critical Accounting Policies...................................   CMS - 11
      Capital Resources and Liquidity................................   CMS - 15
      Outlook........................................................   CMS - 17
      Implementation of New Accounting Standards.....................   CMS - 26
      New Accounting Standards Not Yet Effective.....................   CMS - 27
   Consumers Energy Company
      Executive Overview.............................................    CE -  1
      Forward-Looking Statements and Information.....................    CE -  2
      Results of Operations..........................................    CE -  5
      Critical Accounting Policies...................................    CE -  8
      Capital Resources and Liquidity................................    CE - 11
      Outlook........................................................    CE - 13
      Implementation of New Accounting Standards.....................    CE - 20
      New Accounting Standards Not Yet Effective.....................    CE - 21
   Item 3. Quantitative and Qualitative Disclosures about Market
      Risk...........................................................    CO -  1
   Item 4. Controls and Procedures...................................    CO -  1

PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings........................................    CO -  1
   Item 1A. Risk Factors.............................................    CO -  6
   Item 2.  Unregistered Sales of Equity Securities and Use of
      Proceeds.......................................................    CO -  8
   Item 3.  Defaults Upon Senior Securities..........................    CO -  8
   Item 4.  Submission of Matters to a Vote of Security Holders......    CO -  8
   Item 5.  Other Information........................................    CO -  8
   Item 6.  Exhibits.................................................    CO -  9
   Signatures........................................................    CO - 10

                                    GLOSSARY

    Certain terms used in the text and financial statements are defined below

AFUDC..............................   Allowance for Funds Used During
                                      Construction

ALJ................................   Administrative Law Judge

AOC................................   Administrative Order on Consent

AOCL...............................   Accumulated Other Comprehensive Loss

APB................................   Accounting Principles Board

APB Opinion No. 18.................   APB Opinion No. 18, "The Equity Method of
                                      Accounting for Investments in Common
                                      Stock"

ARO................................   Asset retirement obligation

Bay Harbor.........................   A residential/commercial real estate area
                                      located near Petoskey, Michigan. In 2002,
                                      CMS Energy sold its interest in Bay
                                      Harbor.

bcf................................   One billion cubic feet of gas

Big Rock...........................   Big Rock Point nuclear power plant

CEO................................   Chief Executive Officer

CFO................................   Chief Financial Officer

CFTC...............................   Commodity Futures Trading Commission

CKD................................   Cement Kiln Dust

Clean Air Act......................   Federal Clean Air Act, as amended

CMS Energy.........................   CMS Energy Corporation, the parent of
                                      Consumers and Enterprises

CMS Energy Common Stock or common
   stock...........................   Common stock of CMS Energy, par value $.01
                                      per share

CMS ERM............................   CMS Energy Resource Management Company,
                                      formerly CMS MST, a subsidiary of
                                      Enterprises

CMS Field Services.................   CMS Field Services, Inc., formerly a
                                      wholly owned subsidiary of CMS Gas
                                      Transmission. The sale of this subsidiary
                                      closed in July 2003.

CMS Gas Transmission...............   CMS Gas Transmission Company, a wholly
                                      owned subsidiary of Enterprises

CMS Generation.....................   CMS Generation Co., a wholly owned
                                      subsidiary of Enterprises

CMS International Ventures.........   CMS International Ventures LLC, a
                                      subsidiary of Enterprises

CMS MST............................   CMS Marketing, Services and Trading
                                      Company, a wholly owned subsidiary of
                                      Enterprises, whose name was changed to CMS
                                      ERM effective January 2004

Consumers..........................   Consumers Energy Company, a subsidiary of
                                      CMS Energy

Customer Choice Act................   Customer Choice and Electricity
                                      Reliability Act, a Michigan statute
                                      enacted in June 2000

DCCP...............................   Defined Company Contribution Plan

Detroit Edison.....................   The Detroit Edison Company, a
                                      non-affiliated company

DFD................................   Duke/Fluor Daniel, a non-affiliated
                                      company

DIG................................   Dearborn Industrial Generation, LLC, an
                                      indirect wholly owned subsidiary of CMS
                                      Energy

DOE................................   U.S. Department of Energy

DOJ................................   U.S. Department of Justice

Dow................................   The Dow Chemical Company, a non-affiliated
                                      company

EISP...............................   Executive Incentive Separation Plan

EITF...............................   Emerging Issues Task Force

EITF Issue No. 02-03...............   Issues Involved in Accounting for
                                      Derivative Contracts Held for Trading
                                      Purposes and Contracts Involved in Energy
                                      Trading and Risk Management Activities

El Chocon..........................   The 1,200 MW hydro power plant located in
                                      Argentina, in which CMS Generation held a
                                      17.2 percent ownership interest

Entergy............................   Entergy Corporation, a non-affiliated
                                      company

Enterprises........................   CMS Enterprises Company, a subsidiary of
                                      CMS Energy

EPA................................   U.S. Environmental Protection Agency

EPS................................   Earnings per share

Exchange Act.......................   Securities Exchange Act of 1934, as
                                      amended

FASB...............................   Financial Accounting Standards Board

FERC...............................   Federal Energy Regulatory Commission


FIN 14.............................   FASB Interpretation No. 14, Reasonable
                                      Estimation of the Amount of a Loss

FIN 46(R)..........................   Revised FASB Interpretation No. 46,
                                      Consolidation of Variable Interest
                                      Entities

FIN 47.............................   FASB Interpretation No. 47, Accounting for
                                      Conditional Asset Retirement Obligations

FIN 48.............................   FASB Interpretation No. 48, Uncertainty in
                                      Income Taxes

FMLP...............................   First Midland Limited Partnership, a
                                      partnership that holds a lessor interest
                                      in the MCV Facility

GAAP...............................   Generally Accepted Accounting Principles

GasAtacama.........................   GasAtacama Holding Limited, a limited
                                      liability partnership that manages
                                      GasAtacama S.A., which includes an
                                      integrated natural gas pipeline and
                                      electric generating plant located in
                                      Argentina and Chile and Atacama Finance
                                      Company

GCR................................   Gas cost recovery

IRS................................   Internal Revenue Service

ISFSI..............................   Independent Spent Fuel Storage Installation

Jorf Lasfar........................   The 1,356 MW coal-fueled power plant in
                                      Morocco

Jubail.............................   A 240 MW natural gas cogeneration power
                                      plant located in Saudi Arabia, in which
                                      CMS Generation owned a 25 percent interest

kWh................................   Kilowatt-hour (a unit of energy equal to
                                      one thousand watt hours)

Lucid Energy.......................   Lucid Energy LLC, a non-affiliated company

Ludington..........................   Ludington pumped storage plant, jointly
                                      owned by Consumers and Detroit Edison

mcf................................   One thousand cubic feet of gas

MCV Facility.......................   A natural gas-fueled, combined-cycle
                                      cogeneration facility operated by the MCV
                                      Partnership

MCV Partnership....................   Midland Cogeneration Venture Limited
                                      Partnership

MCV PPA............................   The Power Purchase Agreement between
                                      Consumers and the MCV Partnership with a
                                      35-year term commencing in March 1990, as
                                      amended, and as interpreted by the
                                      Settlement Agreement dated as of January
                                      1, 1999 between the MCV Partnership and
                                      Consumers

MD&A...............................   Management's Discussion and Analysis

MDEQ...............................   Michigan Department of Environmental
                                      Quality

MDL................................   Multidistrict Litigation

METC...............................   Michigan Electric Transmission Company,
                                      LLC, a non-affiliated company

MISO...............................   Midwest Independent Transmission System
                                      Operator, Inc.

MMBtu..............................   Million British Thermal Units

Moody's............................   Moody's Investors Service, Inc.

MPSC...............................   Michigan Public Service Commission

MSBT...............................   Michigan Single Business Tax

MW.................................   Megawatt (a unit of power equal to one
                                      million watts)

MWh................................   Megawatt hour (a unit of energy equal to
                                      one million watt hours)

NEIL...............................   Nuclear Electric Insurance Limited, an
                                      industry mutual insurance company owned by
                                      member utility companies

Neyveli............................   CMS Generation Neyveli Ltd, a 250 MW
                                      lignite-fired power station located in
                                      Neyveli, Tamil Nadu, India, in which CMS
                                      International Ventures held a 50 percent
                                      interest

NMC................................   Nuclear Management Company LLC, formed in
                                      1999 by Northern States Power Company (now
                                      Xcel Energy Inc.), Alliant Energy,
                                      Wisconsin Electric Power Company, and
                                      Wisconsin Public Service Company to
                                      operate and manage nuclear generating
                                      facilities owned by the utilities

NRC................................   Nuclear Regulatory Commission

NYMEX..............................   New York Mercantile Exchange

OPEB...............................   Postretirement benefit plans other than
                                      pensions for retired employees

Palisades..........................   Palisades nuclear power plant

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

PCB................................   Polychlorinated biphenyl

Peabody Energy.....................   Peabody Energy Corporation, a
                                      non-affiliated company

Pension Plan.......................   The trusteed, non-contributory, defined
                                      benefit pension plan of Panhandle,
                                      Consumers and CMS Energy

PowerSmith.........................   A 124 MW natural gas power plant located
                                      in Oklahoma City, Oklahoma, in which CMS
                                      Generation holds a 6.25% limited partner
                                      ownership interest

Price-Anderson Act.................   Price Anderson Act, enacted in 1957 as an
                                      amendment to the Atomic Energy Act of
                                      1954, as revised and extended over the
                                      years. This act stipulates between nuclear
                                      licensees and the U.S. government the
                                      insurance, financial responsibility, and
                                      legal liability for nuclear accidents.

PSCR...............................   Power supply cost recovery

PURPA..............................   Public Utility Regulatory Policies Act of
                                      1978

Quicksilver........................   Quicksilver Resources, Inc., a
                                      non-affiliated company

RCP................................   Resource Conservation Plan

ROA................................   Retail Open Access

S&P................................   Standard & Poor's Ratings Group, a
                                      division of The McGraw-Hill Companies,
                                      Inc.

SEC................................   U.S. Securities and Exchange Commission

Section 10d(4) Regulatory Asset....   Regulatory asset as described in Section
                                      10d(4) of the Customer Choice Act, as
                                      amended

Securitization.....................   A financing method authorized by statute
                                      and approved by the MPSC which allows a
                                      utility to sell its right to receive a
                                      portion of the rate payments received from
                                      its customers for the repayment of
                                      Securitization bonds issued by a special
                                      purpose entity affiliated with such
                                      utility

SENECA.............................   Sistema Electrico del Estado Nueva Esparta
                                      C.A., a former subsidiary of Enterprises

SERP...............................   Supplemental Executive Retirement Plan

SFAS...............................   Statement of Financial Accounting
                                      Standards

SFAS No. 5.........................   SFAS No. 5, "Accounting for Contingencies"

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

SFAS No. 98........................   SFAS No. 98, "Accounting for Leases"

SFAS No. 106.......................   SFAS No. 106, "Employers' Accounting for
                                      Postretirement Benefits Other Than
                                      Pensions"

SFAS No. 109.......................   SFAS No. 109, "Accounting for Income
                                      Taxes"

SFAS No. 115.......................   SFAS No. 115, "Accounting for Certain
                                      Investments in Debt and Equity Securities"

SFAS No. 132(R)....................   SFAS No. 132 (revised 2003), "Employers'
                                      Disclosures about Pensions and Other
                                      Postretirement Benefits"

SFAS No. 133.......................   SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities, as
                                      amended and interpreted"

SFAS No. 143.......................   SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS No. 144.......................   SFAS No. 144, "Accounting for the
                                      Impairment or Disposal of Long-Lived
                                      Assets"

SFAS No. 157.......................   SFAS No. 157, "Fair Value Measurement"

SFAS No. 158.......................   SFAS No. 158, "Employers' Accounting for
                                      Defined Benefit Pension and Other
                                      Postretirement Plans - an amendment of
                                      FASB Statements No. 87, 88, 106, and
                                      132(R)"

SFAS No. 159.......................   SFAS No. 159, "The Fair Value Option for
                                      Financial Assets and Financial
                                      Liabilities, Including an amendment to
                                      FASB Statement No. 115"

Shuweihat..........................   A power and desalination plant in which
                                      CMS Generation held a 20 percent interest

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

Superfund..........................   Comprehensive Environmental Response,
                                      Compensation and Liability Act

Takoradi...........................   A 200 MW open-cycle combustion turbine
                                      crude oil power plant located in Ghana, in
                                      which CMS Generation owned a 90 percent
                                      interest

TAQA...............................   Abu Dhabi National Energy Company, a
                                      subsidiary of Abu Dhabi Water and
                                      Electricity Authority

Taweelah...........................   Al Taweelah A2, a power and desalination
                                      plant of Emirates CMS Power Company, in
                                      which CMS Generation held a 40 percent
                                      interest

TGM................................   A natural gas transportation and pipeline
                                      business located in Argentina, in which
                                      CMS International Ventures owned a 20
                                      percent interest

TGN................................   A natural gas transportation and pipeline
                                      business located in Argentina, in which
                                      CMS Gas Transmission owns a 23.54 percent
                                      interest

Trunkline..........................   CMS Trunkline Gas Company, LLC, formerly a
                                      subsidiary of CMS Panhandle Holdings, LLC

                      (This page intentionally left blank)

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This MD&A is a consolidated report of CMS Energy and Consumers. The terms "we" and "our" as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy's Form 10-K for the year ended December 31, 2006.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan's Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in domestic and international energy businesses including independent power production, electric distribution, and natural gas transmission, storage, and processing. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, and gas distribution, transmission, storage, and processing. Our businesses are affected primarily by:

     -    weather, especially during the normal heating and cooling seasons,

     -    economic conditions, primarily in Michigan,

     - regulation and regulatory issues that affect our electric and gas utility operations,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.

During the past several years, our business strategy has involved improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service.

In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock Independent Spent Fuel Storage Installation (ISFSI). We entered into a 15-year power purchase agreement with Entergy for 100 percent of the plant's current electric output. The sale resulted in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. The MPSC order approving the transaction requires that $255 million be credited to our retail customers through refunds applied over the remainder of 2007 and 2008.


                                      CMS-1

                                                          CMS Energy Corporation

In 2007, we intend to complete the sale of our non-North American Enterprises assets. We plan to use the proceeds from these sales to retire debt and to invest in our utility business.

In March 2007, we completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for $130 million. In March 2007, we also sold our interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for $50 million. We used the cash proceeds to invest in our utility business and reduce debt.

In April 2007, we entered into an agreement to sell CMS Energy Brasil S.A. for $211 million to CPFL Energia S.A., a Brazilian utility. The sale is expected to close by the end of the second quarter of 2007, subject to approval by the Brazilian national electric utility regulatory agency.

 In April 2007, we completed the sale of our ownership interest in SENECA and certain associated generating equipment to Petroleos de Venezuela, S.A. for $106 million.

In May 2007, we completed the sale of our ownership interest in businesses in the Middle East, Africa, and India to TAQA for $900 million. We plan to use the proceeds to invest in our utility business and reduce debt.

In addition, during 2007, we plan to conduct an auction to sell our GasAtacama combined gas pipeline and power generation businesses in Argentina and Chile, and our electric generating plant in Jamaica. For additional details on our planned asset sales, see the "Enterprises Outlook" section within this MD&A.

In January 2007, we took an important step in our business plan by reinstating a dividend on our common stock after a four-year suspension at $0.05 per share. We paid $11 million in common stock dividends in February 2007. We also took steps toward resolving a long-outstanding litigation issue. In January 2007, we reached a preliminary agreement to settle two class action lawsuits related to round-trip trading by CMS MST. We believe that eliminating this business uncertainty is in the best interests of our shareholders.

In the future, we will focus our strategy on:

     -    continued investment in our utility business,

     -    successful completion of announced asset sales,

     -    reducing parent debt, and

     -    growing earnings while controlling operating costs.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of the state's economy. The return of ROA customer load has offset some of these negative effects. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 19 percent of ROA load compared to March 31, 2006.

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


                                      CMS-2

                                                          CMS Energy Corporation

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

     - the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

     - market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

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

          - recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

          - power supply and natural gas supply costs when fuel prices are increasing and (or) fluctuating,

          - timely recognition in rates of additional equity investments in Consumers,

          - adequate and timely recovery of additional electric and gas rate-based investments,

          - adequate and timely recovery of higher MISO energy and transmission costs,

          - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

          -    recovery of Palisades plant sale-related costs, and

          - impact of possible regulation or legislation regarding carbon dioxide and other greenhouse gas emissions,

     - the effects on our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if Consumers exercises its regulatory out rights and the owners of the MCV Facility exercise their right to terminate the MCV PPA,

     - federal regulation of electric sales and transmission of electricity, including periodic re-examination


                                      CMS-3

                                                          CMS Energy Corporation

          by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,

     - energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation costs problems, or other developments,

     -    our ability to collect accounts receivable from our customers,

     - earnings volatility as a result of the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods,

     - the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

     - potential disruption, expropriation or interruption of facilities or operations due to accidents, war, terrorism, or changing political conditions, and the ability to obtain or maintain insurance coverage for such events,

     - changes in available gas supplies or Argentine government regulations that could further restrict natural gas exports to our GasAtacama electric generating plant and the operating and financial effects of the restrictions, including further impairment of our investment in GasAtacama,

     - the outcome of pending litigation regarding the DOE liability for spent nuclear fuel storage during former ownership and operation of nuclear power plants,

     -    technological developments in energy production, delivery, and usage,

     -    achievement of capital expenditure and operating expense goals,

     -    changes in financial or regulatory accounting principles or policies,

     - changes in domestic or foreign tax laws, or new IRS or foreign governmental interpretations of existing or past tax laws,

     - outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims, including particularly claims, damages, and fines resulting from round-trip trading and inaccurate commodity price reporting, including the outcome of investigations by the DOJ regarding round-trip trading and price reporting,

     - limitations on our ability to control the development or operation of projects in which our subsidiaries have a minority interest,

     - disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,


                                      CMS-4

                                                          CMS Energy Corporation

     - the ability to efficiently sell assets when deemed appropriate or necessary, including the sale of non-strategic or under-performing domestic or international assets and discontinuation of certain operations,

     - other business or investment considerations that may be disclosed from time to time in CMS Energy's or Consumers' SEC filings, or in other publicly issued written documents,

     -    the successful close of the proposed sale of CMS Energy Brasil S.A.,

     - the outcome of the planned sales of other generation and distribution assets in Latin America, and

     - other uncertainties that are difficult to predict, many of which are beyond our control.

For additional information regarding these and other uncertainties, see the "Outlook" section included in this MD&A, Note 3, Contingencies, and Part II,
Item 1A. Risk Factors.

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

                                                  In Millions (except for
                                                     per share amounts)
                                                 ------------------------
Three months ended March 31                       2007     2006    Change
---------------------------                       ----     ----    ------
Net Loss Available to Common Stockholders        $ (215)  $  (27)  $ (188)
Basic Loss Per Share                             $(0.97)  $(0.12)  $(0.85)
Diluted Loss Per Share                           $(0.97)  $(0.12)  $(0.85)
                                                 ------   ------   ------
Electric Utility                                 $   51   $   29   $   22
Gas Utility                                          57       37       20
Enterprises (Includes the MCV Partnership and
   FMLP interests)                                 (187)     (58)    (129)
Corporate Interest and Other                         44      (43)      87
Discontinued Operations                            (180)       8     (188)
                                                 ------   ------   ------
Net Loss Available to Common Stockholders        $ (215)  $  (27)  $ (188)
                                                 ======   ======   ======

For the three months ended March 31, 2007, our net loss was $215 million, $188 million worse than 2006. Compared with the first quarter of 2006, net income from our electric and gas utility segments increased a combined $42 million, reflecting benefits from a recent MPSC gas rate case order and favorable weather impacts, offset slightly by higher depreciation expense associated with increased plant investment and planned operating expenses. The positive utility results were more than offset by results at our other operating segments, as losses on asset sales and impairment charges more than offset the net impact of mark-to-market activities and the impact of various tax issues.


                                      CMS-5

                                                          CMS Energy Corporation

Specific changes to net loss available to common stockholders for the three months ended March 31, 2007 versus 2006 are:

                                                                     In Millions
                                                                     -----------
-    impact of activities associated with discontinued operations as the loss on the disposal of our Argentine businesses and non-utility Michigan gas assets in March 2007 and lower
     earnings from discontinued businesses expected to be sold
     during the remainder of 2007 replaced earnings recorded for
     these businesses in 2006,                                          $(188)

-    asset impairment charges primarily related to our investments
     in TGN, Powersmith and Jamaica,                                     (157)

-    tax provision on the cumulative undistributed earnings of
     foreign subsidiaries at Enterprises that are expected to be
     sold in 2007,                                                        (43)

-    decrease in earnings from equity method investees at
     Enterprises primarily due to reduced earnings at Jorf Lasfar,
     Taweelah and GasAtacama,                                             (11)

-    reversal of corporate deferred tax valuation allowances
     associated with capital loss carryforwards and foreign basis differences related to international operations that are
     expected to be sold in 2007,                                          81

-    decrease in losses from our ownership interest in the MCV
     Partnership primarily due to the absence, in 2007, of
     mark-to-market losses on certain long-term gas contracts and
     financial hedges,                                                     57

-    increase in earnings at our Electric utility primarily due to
     a weather driven increase in deliveries,                              22

-    increase in earnings at our Gas utility primarily due to the positive effects of a recent MPSC gas rate case and an
     increase in deliveries due to the weather,                            20

-    increase in earnings at CMS ERM primarily due to the
     recording of mark-to-market gains in 2007 versus losses
     recorded in 2006,                                                     16

-    net gain on additional Argentine and Michigan businesses sold
     in March 2007, and                                                     8

-    other miscellaneous benefits at corporate and Enterprises.             7
                                                                        -----
Total Change                                                            $(188)
                                                                        =====

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                     In Millions
                                            --------------------
March 31                                    2007   2006   Change
--------                                    ----   ----   ------
Net Income for the three months ended        $51    $29     $22
                                             ===    ===     ===

Reasons for the change:
-----------------------
Electric deliveries                         $24
Other operating expenses,
   other income and non-commodity revenue     9
General taxes                                (4)
Interest charges                              1
Income taxes                                 (8)
                                            ---
Total change                                $22
                                            ===


                                      CMS-6

                                                          CMS Energy Corporation

ELECTRIC DELIVERIES: In the first quarter of 2007, electric delivery revenues increased by $24 million over 2006 as deliveries to end-use customers were 9.5 billion kWh, an increase of 0.2 billion kWh or 2 percent versus 2006. The increase in electric deliveries was primarily due to colder weather in the first quarter of 2007 versus 2006 and resulted in an increase in electric delivery revenue of $17 million. Average temperatures in the first quarter of 2007 were
3.8 degrees colder than the same period last year.

In the first quarter of 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. Due to timing considerations, this surcharge increased electric delivery revenue by $5 million in the first quarter of 2007 versus 2006.

The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers. This amount represents a decrease of 19 percent compared to March 31, 2006. The return of former ROA customers to full-service rates increased electric delivery revenue $2 million in the first quarter of 2007 versus 2006.

OTHER OPERATING EXPENSES, OTHER INCOME AND NON-COMMODITY REVENUE: In the first quarter of 2007, other operating expenses decreased $1 million, other income increased $6 million, and non-commodity revenue increased $2 million versus 2006.

The decrease in other operating expenses was primarily due to lower operating and maintenance expense, including reductions to certain workers' compensation and injuries and damages expense. These decreases were offset partially by higher depreciation, amortization, and overhead expense. Operating and maintenance expense decreased primarily due to the absence, in 2007, of costs incurred in 2006 related to a planned refueling outage at our Palisades nuclear plant, and lower overhead line maintenance and storm restoration costs. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Overhead expense increased primarily due to costs related to our voluntary separation program and costs associated with our utility reorganization.

The increase in other income was primarily due to higher income associated with our Section 10d(4) Regulatory Asset. This increase reflects the absence, in 2007, of the impact of the MPSC's final order in this case. The increase in non-commodity revenue was primarily due to higher revenue from customer late payment fees.

GENERAL TAXES: In the first quarter of 2007, general tax expense increased primarily due to higher property tax and MSBT expense versus 2006.

INTEREST CHARGES: In the first quarter of 2007, interest charges decreased due to lower average debt levels and lower interest expense associated with potential customer refunds versus 2006.

INCOME TAXES: In the first quarter of 2007, income taxes increased primarily due to higher earnings by the electric utility versus 2006. Partially offsetting this increase is the absence, in 2007, of adjustments to certain deferred tax balances. For additional details, see Note 8, Income Taxes.


                                      CMS-7

                                                          CMS Energy Corporation

GAS UTILITY RESULTS OF OPERATIONS

                                                                    In Millions
                                                           --------------------
March 31                                                   2007   2006   Change
--------                                                   ----   ----   ------
Net Income for the three months ended                       $57    $37    $ 20
                                                            ===    ===    ====

Reasons for the change:
Gas deliveries                                                            $ 14
Gas rate increase                                                           33
Other gas revenue and other income                                           4
Operation and maintenance                                                  (13)
Depreciation and general taxes                                              (5)
Interest charges                                                            (2)
Income taxes                                                               (11)
                                                                          ----
Total change                                                              $ 20
                                                                          ====

GAS DELIVERIES: In the first quarter of 2007, gas delivery revenues increased by $14 million over 2006 as deliveries, including miscellaneous transportation to end-use customers, were 137 bcf, an increase of 14 bcf or 11 percent versus 2006. The increase in gas deliveries was primarily due to colder weather in the first quarter of 2007 versus 2006. Average temperatures in the first quarter of 2007 were 3.8 degrees colder than the same period last year.

GAS RATE INCREASE: In November 2006, the MPSC issued an order authorizing an annual rate increase of $81 million. As a result of this order, gas revenues increased $33 million for the first quarter of 2007 versus 2006.

OTHER GAS REVENUE AND OTHER INCOME: In the first quarter of 2007, other gas revenue and other income increased $4 million versus 2006 primarily due to higher pipeline capacity optimization revenue.

OPERATION AND MAINTENANCE: In the first quarter of 2007, operation and maintenance expenses increased versus 2006 primarily due to higher customer service and overhead expense. Customer service expense increased primarily due to higher uncollectible accounts expense and contributions, beginning in November 2006 pursuant to a November 2006 MPSC order, to a fund that provides energy assistance to low-income customers. Overhead expense increased primarily due to costs related to our voluntary separation program and costs associated with our utility reorganization.

DEPRECIATION AND GENERAL TAXES: In the first quarter of 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. General tax expense also increased, primarily due to higher property tax expense.

INTEREST CHARGES: In the first quarter of 2007, interest charges reflect higher interest on our GCR overrecovery balance, offset partially by lower average debt levels versus 2006.

INCOME TAXES: In the first quarter of 2007, income taxes increased versus 2006 primarily due to higher earnings by the gas utility.


                                     CMS-8

                                                          CMS Energy Corporation

ENTERPRISES RESULTS OF OPERATIONS

                                                                    In Millions
                                                          ---------------------
March 31                                                   2007   2006   Change
--------                                                  -----   ----   ------
Net Income for the three months ended                     $(187)  $(58)  $(129)
                                                          ======  ====   =====

Reasons for the change:
Operating revenues                                                       $  26
Cost of gas and purchased power                                             20
Earnings from equity method investees                                      (17)
Gain on sale of assets                                                      12
Operation and maintenance                                                    2
General taxes, depreciation, and other income, net                          (3)
Asset impairment charges                                                  (242)
Fixed charges                                                                1
Income taxes                                                                15
The MCV Partnership                                                         57
                                                                         -----
Total change                                                             $(129)
                                                                         =====

OPERATING REVENUES: For the three months ended March 31, 2007, operating revenues increased $26 million versus 2006 primarily due to higher revenues at CMS ERM resulting from mark-to-market gains on power and gas contracts compared to losses on such items in 2006, partially offset by lower third-party gas sales.

COST OF GAS AND PURCHASED POWER: For the three months ended March 31, 2007, cost of gas and purchased power decreased $20 million versus 2006. The decrease was primarily due to lower natural gas prices at CMS ERM.

EARNINGS FROM EQUITY METHOD INVESTEES: For the three months ended March 31, 2007, earnings from equity method investees decreased $17 million versus 2006. The decrease is primarily the result of lower earnings of $9 million at Jorf Lasfar due to higher income tax expense, a $6 million reduction in mark-to-market gains on interest rate swaps associated with our investment in Taweelah, and a $5 million reduction in earnings at GasAtacama due to higher cost of fuel used for generation as a result of gas shortages. These decreases were partially offset by $3 million of increased earnings at TGN, which was subsequently impaired.

GAIN ON SALE OF ASSETS: For the three months ended March 31, 2007 the net gain on asset sales was $12 million. There were no gains or losses on asset sales for the three months ended March 31, 2006. The net gain consisted of a $23 million gain on sale of our equity investment in El Chocon to Endesa S.A. partially offset by an $11 million loss on the sale of our equity investment in TGM and our Bay Area Pipeline in Michigan to Lucid Energy. For additional details, see
Note 2, Asset Sales, Discontinued Operations and Impairment Charges.


                                     CMS-9

                                                          CMS Energy Corporation

OPERATION AND MAINTENANCE: For the three months ended March 31, 2007, operation and maintenance expenses decreased $2 million due to the absence of research and development costs in 2007 at CMS Energy Brasil S.A.

GENERAL TAXES, DEPRECIATION, AND OTHER INCOME, NET: For the three months ended March 31, 2007, the net of general tax expense, depreciation, and other income decreased operating income compared to 2006 due to higher general taxes, primarily at our South American subsidiaries.

ASSET IMPAIRMENT CHARGES: For the three months ended March 31, 2007, asset impairment charges were $242 million. There were no asset impairment charges for the three months ended March 31, 2006. The increase was primarily due to the recognition of the reduction in fair value of our investment in TGN, including $197 million of cumulative currency translation loss.

INCOME TAXES: For the three months ended March 31, 2007, income tax benefit increased $15 million versus the same period in 2006. The increase is primarily due to the tax benefit related to asset impairment charges offset by a provision on the cumulative undistributed earnings of foreign subsidiaries expected to be sold during 2007.

THE MCV PARTNERSHIP: Due to the November 2006 sale of our ownership interests in the MCV Partnership, we have condensed their consolidated results of operations for the three months ended March 31, 2006 for discussion purposes. The decrease in losses from our ownership interest in the MCV Partnership is primarily due to the absence, in 2007, of mark-to-market losses on certain long-term contracts and financial hedges.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

                                                                    In Millions
                                                           --------------------
March 31                                                   2007   2006   Change
--------                                                   ----   ----   ------
Net Income for the three months ended                       $44   $(43)    $87
                                                            ===   =====    ===

For the three months ended March 31, 2007, net income from corporate interest and other was $44 million versus net expenses of $43 million in 2006. The $87 million change is primarily due to an analysis of our tax position at March 31, 2007. Due to sales of our international operations during 2007, we determined that certain deferred tax valuation allowances associated with capital loss carryforwards and foreign basis differences were no longer required.

DISCONTINUED OPERATIONS: For the three months ended March 31, 2007, the net loss from discontinued operations was $180 million compared to net income of $8 million in 2006. The $188 million difference is primarily due to losses related to the March 2007 sale of Argentine businesses and non-utility natural gas assets in Michigan. Further contributing to the difference is a reduction in earnings from subsidiaries expected to be sold during the remainder of 2007. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.


                                     CMS-10

                                                          CMS Energy Corporation

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A. For additional accounting policies, see Note 1, Corporate Structure and Accounting Policies.

USE OF ESTIMATES AND ASSUMPTIONS

We use estimates and assumptions in preparing our consolidated financial statements that may affect reported amounts and disclosures. We use accounting estimates for asset valuations, depreciation, amortization, financial and derivative instruments, employee benefits, and contingencies. For example, we estimate the rate of return on plan assets and the cost of future health-care benefits to determine our annual pension and other postretirement benefit costs. Actual results may differ from estimated results due to factors such as changes in the regulatory environment, competition, foreign exchange, regulatory decisions, and lawsuits.

CONTINGENCIES: We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that a loss is probable and the amount of loss can be reasonably estimated. We use the principles in SFAS No. 5 when recording estimated liabilities for contingencies. We consider many factors in making these assessments, including the history and specifics of each matter.

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have provided adequately for any likely outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis. The FASB issued a new interpretation on the recognition and measurement of uncertain tax positions that we adopted on January 1, 2007. For additional details, see the "Implementation of New Accounting Standards" section included in this MD&A.

DISCONTINUED OPERATIONS: We have determined that certain consolidated subsidiaries meet the criteria of assets held for sale under SFAS No. 144. At March 31, 2007, these subsidiaries include Takoradi, SENECA, and certain associated holding companies. At December 31, 2006, these subsidiaries include our Argentine businesses sold in March 2007, a majority of our Michigan non-utility businesses sold in March 2007, Takoradi, SENECA, and certain associated holding companies. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES, AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: Debt and equity securities classified as available-for-sale are reported at fair value determined from quoted market prices. Debt and equity securities classified as held-to-maturity are reported at cost.

Unrealized gains or losses resulting from changes in fair value of certain available-for-sale debt and equity securities are reported, net of tax, in equity as part of AOCL. Unrealized gains or losses are excluded from earnings unless the related changes in fair value are determined to be other than temporary. Unrealized gains or losses on our nuclear decommissioning investments are reflected as regulatory liabilities on our


                                     CMS-11

                                                          CMS Energy Corporation

Consolidated Balance Sheets. Realized gains or losses would not affect our consolidated earnings or cash flows.

DERIVATIVE INSTRUMENTS: We account for derivative instruments in accordance with SFAS No. 133. Except as noted within this section, since the year ended December 31, 2006, there have been no significant changes in the amount or types of derivatives that we hold or to how we account for derivatives. For additional details on our derivatives, see Note 6, Financial and Derivative Instruments.

To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third-party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at March 31, 2007:

                                       Interest Rates (%)   Volatility Rates (%)
                                       ------------------   --------------------
Gas-related option contracts                  5.00                 39 - 49
Electricity-related option contracts          5.00                 50 - 87

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

Derivative Contracts Associated with Equity Investments: At March 31, 2007, certain of our equity method investments, specifically Taweelah, Shuweihat, Jorf Lasfar, and Jubail, held interest rate contracts and foreign exchange contracts. We recorded our proportionate share of the change in fair value of these contracts in AOCL if the contracts qualified for cash flow hedge accounting; otherwise, we recorded our share in Earnings from Equity Method Investees.

In May 2007, we sold our ownership interest in businesses in the Middle East, Africa, and India including Taweelah, Shuweihat, Jorf Lasfar, and Jubail. As a result of the sale, we will no longer recognize gains or losses related to changes in the fair value of the derivative contracts held by these equity method investees. At March 31, 2007, we had accumulated a net loss of $14 million, net of tax, in AOCL representing our proportionate share of mark-to-market gains and losses from cash flow hedges held by the equity method investees. At the date we closed the sale, this amount, adjusted for any additional changes in fair value, was reclassified and recognized in earnings as part of the sale. For additional details on the sale of our interest in these equity method investees, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts that support CMS Energy's ongoing operations. We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at March 31, 2007:


                                     CMS-12

                                                          CMS Energy Corporation

                                                          In Millions
                                        -----------------------------
                                        Non-Trading   Trading   Total
                                        -----------   -------   -----
Fair value of contracts outstanding
   at December 31, 2006                     $31        $(68)    $(37)
Fair value of new contracts when
   entered into during the period (a)       --          (1)       (1)
Contracts realized or otherwise
   settled during the period                (3)          7         4
Other changes in fair value (b)              6          (6)       --
                                            ---        ----     -----
Fair value of contracts outstanding
   at March 31, 2007                        $34        $(68)    $(34)
                                            ===        ====     =====

(a) Reflects only the initial premium payments (receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b) Reflects changes in the fair value of contracts over the period, as well as increases or decreases to credit reserves.

Fair Value of Non-Trading Contracts at March 31, 2007              In Millions
------------------------------------------------------------------------------
                                                   Maturity (in years)
                                            ----------------------------------
                                    Total
                                     Fair    Less                      Greater
Source of Fair Value                Value   than 1   1 to 3   4 to 5    than 5
--------------------                -----   ------   ------   ------   -------
Prices actively quoted               $--      $--      $--      $--      $--
Prices obtained from external
   sources or based on models and
   other valuation methods            34       18       16       --       --
                                     ---      ---      ---      ---      ---
Total                                $34      $18      $16      $--      $--
                                     ===      ===      ===      ===      ===

Fair Value of Trading Contracts at March 31, 2007                  In Millions
------------------------------------------------------------------------------
                                                   Maturity (in years)
                                            ----------------------------------
                                    Total
                                     Fair    Less                      Greater
Source of Fair Value                Value   than 1   1 to 3   4 to 5    than 5
--------------------                -----   ------   ------   ------   -------
Prices actively quoted              $(40)    $(20)    $(20)     $--      $--
Prices obtained from external
   sources or based on models and
   other valuation methods           (28)     (25)      (3)      --       --
                                    ----     ----     ----      ---      ---
Total                               $(68)    $(45)    $(23)     $--      $--
                                    ====     ====     ====      ===      ===

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since December 31, 2006. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.

Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
Variable-rate financing - before-tax annual
   earnings exposure                               $  2               $  4
Fixed-rate financing - potential REDUCTION
   in fair value (a)                                181                193

(a) Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.


                                     CMS-13

                                                          CMS Energy Corporation

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
Potential REDUCTION in fair value:
   Non-trading contracts
      Fixed fuel price contracts (a)                $--               $ 1
      CMS ERM gas forward contracts                   4                 3
   Trading contracts
      Electricity-related option contracts            5                 3
      Electricity-related swaps                       1                --
      Gas-related option contracts                    1                 1
      Gas-related swaps and futures                   2                 1

(a) In 2006, we entered into two contracts that fix the prices we pay for gasoline and diesel fuel used in our fleet vehicles and equipment through September 2007. These contracts are derivatives with an immaterial fair value at March 31, 2007.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
Potential REDUCTION in fair value of
   available-for-sale equity securities
   (primarily SERP investments):                    $6                 $6

Consumers maintained trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning through April 2007, the date of the sale of Palisades. These funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and have been recorded at fair value on our Consolidated Balance Sheets. These investments were exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognized that costs were recovered through Consumers' electric rates, fluctuations in equity prices or interest rates did not affect our consolidated earnings or cash flows.

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


                                     CMS-14

                                                          CMS Energy Corporation

These accounting policies were disclosed in our 2006 Form 10-K and there have been no subsequent material changes.

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

     -    results of operations,

     -    capital expenditures,

     -    energy commodity and transportation costs,

     -    contractual obligations,

     -    regulatory decisions,

     -    debt maturities,

     -    credit ratings,

     -    working capital needs, and

     -    collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas costs are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the lag in cost recovery. We have credit agreements with our commodity suppliers containing terms that can result in margin calls. While we currently have no outstanding margin calls associated with our natural gas purchases, they may be required if agency ratings are lowered or if market conditions become unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures, executing on asset sales and evaluating market conditions for financing opportunities, if needed.

We believe the following items will be sufficient to meet our liquidity needs:

     -    our current level of cash and revolving credit facilities,

     - our anticipated cash flows from operating and investing activities, including asset sales, and

     - our ability to access secured and unsecured borrowing capacity in the capital markets, if necessary.

In the first quarter of 2007, Moody's and S&P affirmed CMS Energy's and Consumers' credit ratings and revised the rating outlook to positive from stable. Moody's also affirmed our liquidity rating. Additionally, Fitch Ratings upgraded credit ratings on certain of our securities.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2007, we had $642 million consolidated cash, which includes $65 million of restricted cash and $4 million from entities consolidated pursuant to FIN 46(R).

Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the three months ended March 31, 2007, Consumers paid $94 million in common stock dividends to CMS Energy.


                                     CMS-15

                                                          CMS Energy Corporation

SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                                   In Millions
                                                                  ------------
Three months ended March 31                                       2007    2006
---------------------------                                       ----   -----
Net cash provided by (used in):
   Operating activities                                           $315   $ 171
   Investing activities                                              6     (36)
                                                                  ----   -----
Net cash provided by operating and investing activities            321     135
   Financing activities                                            (57)   (225)
Effect of exchange rates on cash                                     1       1
                                                                  ----   -----
Net Increase (Decrease) in Cash and Cash Equivalents              $265   $ (89)
                                                                  ====   =====

OPERATING ACTIVITIES: For the three months ended March 31, 2007, net cash provided by operating activities was $315 million, an increase of $144 million versus 2006. In addition to an increase in earnings at our electric and gas utility segments, the increase in operating cash flow was mainly due to the timing of accounts payable, increased usage of gas inventory in storage, and the absence of the MCV Partnership gas supplier funds on deposit, partially offset by the timing of accounts receivable. We experienced colder weather in the first quarter of 2007 versus 2006. The timing of payments for increased natural gas purchases to meet customer demand in the first quarter of 2007, coupled with the absence of payments for higher priced gas made during the first quarter of 2006, increased our operating cash flow. A mild winter in 2006 allowed us to accumulate more gas in our underground storage facilities. The increased usage of gas already in storage during the first quarter of 2007 also increased our operating cash flow. These increases were reduced partially by the timing of our collection of increased billings in the first quarter of 2007 due to recent regulatory actions and weather-driven demand.

INVESTING ACTIVITIES: For the three months ended March 31, 2007, net cash provided by investing activities was $6 million, an increase of $42 million versus 2006. This was primarily due to a net increase in proceeds from asset sales of $134 million and the result of a $75 million deposit from TAQA. These increases were offset by a decrease in restricted cash released in 2007 versus 2006 of $109 million and an increase of $91 million in capital expenditures primarily at our electric and gas utility segments.

FINANCING ACTIVITIES: For the three months ended March 31, 2007, net cash used in financing activities was $57 million, a decrease of $168 million versus 2006. This was primarily due to fewer debt retirements of $196 million. For additional details on long-term debt activity, see Note 4, Financings and Capitalization.

Our cash flow statements include amounts related to discontinued operations through the date of disposal. For additional details on discontinued operations, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

OBLIGATIONS AND COMMITMENTS

REVOLVING CREDIT FACILITIES: For details on our revolving credit facilities, see
Note 4, Financings and Capitalization.

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


                                     CMS-16

                                                          CMS Energy Corporation

We enter into agreements containing indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a subsidiary. Indemnifications are usually agreements to reimburse other companies if those companies incur losses due to third-party claims or breach of contract terms. Banks, on our behalf, issue letters of credit guaranteeing payment to a third-party. Letters of credit substitute the bank's credit for ours and reduce credit risk for the third-party beneficiary. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with these guarantees.

In May 2007, we sold our ownership interests in businesses in the Middle East, Africa, and India to TAQA. TAQA has assumed all obligations related to our project-financing security agreements. For more details on the sale of our ownership interests to TAQA, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

For additional details on these and other guarantee arrangements, see Note 3, Contingencies, "Other Contingencies - FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, Consumers may sell up to $325 million of certain accounts receivable. The highly liquid and efficient market for securitized financial assets provides a lower cost source of funding compared to unsecured debt. For additional details, see Note 4, Financings and Capitalization.

OUTLOOK

CORPORATE OUTLOOK

Our business strategy will focus on the successful completion of announced asset sales, continued investment in our utility business, reducing parent debt, and growing earnings while controlling operating costs.

Our primary focus with respect to our non-utility businesses is to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets. In 2007, we intend to exit the international marketplace. We have sold, reached agreements to sell, or announced plans to sell our ownership interests in businesses in the Middle East, Africa, India, and Latin America. We plan to use the proceeds from the pending asset sales to invest in our utility business and reduce parent company debt.

As a result of the reorganization at our utility business that we announced in 2006 and our planned exit from the international marketplace, we incurred charges in the first quarter of 2007. Completion of our planned asset sales may result in additional charges in 2007. We are unable to estimate the timing or extent of these charges.

In January 2007, we reinstated a dividend on our common stock after a four-year suspension at $0.05 per share. We paid $11 million in common stock dividends in February 2007. On April 24, 2007, we declared a dividend of $0.05 per share on our common stock payable May 31, 2007 to shareholders of record on May 10, 2007.


                                     CMS-17

                                                          CMS Energy Corporation

ELECTRIC UTILITY BUSINESS OUTLOOK

GROWTH: In 2007, we expect electric deliveries to grow about one-half of one percent compared to 2006 levels. The outlook for 2007 assumes a small decline in industrial economic activity and normal weather conditions throughout the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of 1.5 percent per year. This outlook assumes a modestly growing customer base and a stabilizing Michigan economy after 2007. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to the following:

     -    energy conservation measures,

     -    fluctuations in weather conditions, and

     - changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

ELECTRIC CUSTOMER REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. In 2006, Michigan's automotive industry experienced manufacturing facility closures and restructurings. Our electric utility results are not dependent upon a single customer, or even a few customers, and customers in the automotive sector represented five percent of our total 2006 electric revenue. We cannot predict the impact of current or possible future restructuring plans or possible future actions by our industrial customers.

ELECTRIC RESERVE MARGIN: We are planning for a reserve margin of approximately 11 percent for summer 2007, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2007 supply resources target of 111 percent, we expect 96 percent to come from our electric generating plants and long-term power purchase contracts, and 15 percent to come from other contractual arrangements. Our 15-year power purchase agreement with Entergy for 100 percent of the Palisades facility's current electric output will offset the reduction in the owned capacity represented by the sale of the Palisades facility in April 2007. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we recognized an asset of $62 million for unexpired seasonal capacity and energy contracts at March 31, 2007.

After September 15, 2007, we expect to exercise the regulatory out provision in the MCV PPA, resulting in a reduction in the amount paid to the MCV Partnership to equal the amount we are allowed to recover in the rate charged to customers. If we are successful in exercising this provision, the MCV Partnership may, under certain circumstances, have the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 13 percent of our 2007 supply resources target.

ELECTRIC UTILITY PLANT OUTAGE: In September 2006, we removed from service unit three of the J.H. Campbell electric generating plant, representing 765 MW of our capacity. The scheduled outage was for installation of equipment necessary to comply with environmental standards. We expected the unit to return to service in March 2007. However, the outage extended to May 1, 2007 due to unanticipated delays in construction due to labor shortages, the collapse of an outdoor crane on unit three and problems with a major generator component that was refurbished by the original equipment manufacturer. The MPSC allows for the recovery of reasonable and prudent replacement power costs.

ELECTRIC TRANSMISSION EXPENSES: METC, which provides electric transmission service to us, increased


                                     CMS-18

                                                          CMS Energy Corporation

substantially the transmission rates it charged us in 2006. The revenue collected by METC under those rates is subject to refund pending a FERC ruling. In January 2007, the parties filed a settlement agreement with the FERC. This settlement, if approved by the FERC, will result in a refund of 2006 transmission charges of $18 million and a corresponding reduction of our power supply costs. For additional details on power supply costs, see Note 3, Contingencies, "Consumers' Electric Utility Rate Matters - Power Supply Costs."

21ST CENTURY ELECTRIC ENERGY PLAN: In January 2007, the chairman of the MPSC proposed three major policy initiatives to the governor of Michigan. The initiatives involve the use of more renewable energy resources by all load-serving entities such as Consumers, the creation of an energy efficiency program, and a procedure for reviewing proposals to construct new generation facilities. The January proposal indicated that Michigan needs new base-load capacity by 2015 and recommends measures to make it easier to predict customer demand and revenues. The proposed initiatives will require changes to current legislation. We will continue to participate as the MPSC, legislature, and other stakeholders address future electric resource needs.

BALANCED ENERGY INITIATIVE: In May 2007, we filed a "Balanced Energy Initiative" with the MPSC providing a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The plan is responsive to the 21st Century Electric Energy Plan and assumes that Michigan will implement a state-wide energy efficiency program and a renewable energy portfolio standard. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources.

As acknowledged in the 21st Century Electric Energy Plan, implementation of the Balanced Energy Initiative will require legislative repeal or significant reform of the Michigan customer choice law. In addition, we endorse the 21st Century Electric Energy Plan recommendation to adopt a new, up-front certification policy for major power plant investments. Our filing requests the MPSC to find that the addition of 500 MW of gas-fired combined cycle generating capacity is reasonable and prudent. This addition could be in the form of the construction of a new gas-fired generating plant to begin service in 2011, or in the form of a purchase of an existing gas-fired facility. The filing also recommends construction of a new 750 MW clean coal generating facility on an existing Consumers site to begin operation in 2015. Ownership of 250 MW of the total capacity is assumed to be allocated to municipal entities or other interested parties, resulting in 500 MW dedicated to us.

PROPOSED RENEWABLE ENERGY LEGISLATION: There are various bills introduced into in the U.S. Congress and the Michigan legislature relating to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities to acquire a certain percentage of their power from renewable sources or otherwise pay fees or purchase allowances in lieu of having the resources. We cannot predict whether any such bill will be enacted or in what form.

ELECTRIC UTILITY BUSINESS UNCERTAINTIES

Several electric business trends or uncertainties may affect our financial condition and future results of operations. These trends or uncertainties have, or we reasonably expect could have, a material impact on revenues or income from continuing electric operations.

Electric Environmental Estimates: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations continues to be a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million. These expenditures include installing selective catalytic reduction control technology on


                                     CMS-19

                                                          CMS Energy Corporation

four of our coal-fired electric generating units. The key assumptions in the capital expenditure estimate include:

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 7.8 percent. From 1998 to present, we have incurred $760 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $75 million of capital expenditures will be made in 2007 through 2011.

In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $3 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the electric generating plants emit nitrogen oxide.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet the nitrogen oxide requirements of this rule by year-round operation of our selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. We plan to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Our total cost for equipment installation is expected to reach approximately $700 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed for an estimated cost of $12 million per year, which we expect to recover from our customers through the PSCR process.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are currently working with the MDEQ on the details of this rule; however, we have developed preliminary cost estimates and a mercury emissions reduction plan based on our best knowledge of control technology options and anticipated requirements. Our plan includes expenditures of approximately $550 million for mercury control equipment and continuous emissions monitoring systems through 2014.

The following table compares the federal Clean Air Mercury Rule to the proposed state mercury rule:


                                     CMS-20

                                                          CMS Energy Corporation

                        2010                  2015                  2018
                --------------------  --------------------  --------------------
Clean Air       30% reduction by                            70% reduction by
Mercury Rule    2010 with interstate                        2018 with interstate
                trading of                                  trading of
                allowances                                  allowances

                $4 million in                               $136 million in
                capital                                     capital plus $30
                                                            million annually in
                                                            allowance purchases

Proposed State  30% reduction by      90% reduction by
Mercury Rule    2010 without          2015 without
                interstate trading    interstate trading
                of allowances         of allowances

                $4 million in         $546 million in
                capital               capital

Greenhouse gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. On April 2, 2007, the U.S. Supreme Court ruled that the Clean Air Act gives the EPA the authority to regulate emissions of carbon dioxide and other greenhouse gases from automobiles. In its decision, the court ordered the EPA to revisit its contention that it has the discretion not to regulate greenhouse gas emissions from automobiles.

To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the effect of federal or state greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we will continue to monitor greenhouse gas policy developments and assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court's ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA's reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.

For additional details on electric environmental matters, see Note 3, Contingencies, "Consumers' Electric Utility Contingencies - Electric Environmental Matters."

Competition and Regulatory Restructuring: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 19 percent of ROA load compared to March 31, 2006. In prior orders, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 through a surcharge applied to ROA customers. If downward ROA trends continue, it may extend the time it takes to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends, which affect our ability to recover timely our Stranded Costs.


                                     CMS-21

                                                          CMS Energy Corporation

ELECTRIC RATE CASE: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. The increase includes a $23 million base rate reduction, the addition of a $13 million surcharge for the return on investments in Big Rock, and the elimination of $167 million Palisades base rate recovery credit in the PSCR. If approved as requested, the rate requests would go into effect in January 2008 and would apply to all retail electric customers. We cannot predict the amount or timing of any MPSC decision on the requests.

For additional details and material changes relating to the restructuring of the electric utility industry and Consumers' Electric Utility Rate Matters, see Note 3, Contingencies, "Consumers' Electric Utility Rate Matters."

OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES

THE MCV PARTNERSHIP: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990.

Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of $39 million in 2007. However, we use the direct savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. This action would eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has notified us that it takes issue with our intended exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates the MCV PPA or reduces the amount of capacity sold under the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. We are unable to predict the outcome of this request. For additional details on the MCV Partnership, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The MCV PPA."

NUCLEAR MATTERS: Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we will also pay the NMC, the former operator of the Palisades plant, $7 million in exit fees and will forfeit our investment in the NMC of $5 million.


                                     CMS-22

                                                          CMS Energy Corporation

The MPSC order approving the Palisades transaction allows us to recover the book value of the Palisades plant. This will result in estimated excess proceeds of $66 million being credited to our customers through refunds applied over the remainder of 2007 and 2008. Final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC. The MPSC order deferred ruling on the recovery of $30 million in estimated transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case.

Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel located at the Palisades and the Big Rock ISFSI sites. We transferred $252 million in trust fund assets to Entergy. Estimated decommissioning funds of $189 million will be credited to our retail customers through refunds applied over the remainder of 2007 and 2008. Final disposition of these funds is subject to closing date balances and is subject to review by the MPSC. The disposition of the remaining decommissioning funds is subject to review by the MPSC.

As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement. Because of the Palisades power purchase agreement, the transaction is a lease for accounting purposes. Due to our continuing involvement with the Palisades assets, we will account for the Palisades plant as a financing for accounting purposes and not a sale. This will result in the recognition of a finance obligation.

For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."

GAS UTILITY BUSINESS OUTLOOK

GROWTH: In 2007, we project gas deliveries will decline slightly, on a weather-adjusted basis, from 2006 levels due to continuing conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to decline by less than one-half of one percent annually. Actual gas deliveries in future periods may be affected by:

     -    fluctuations in weather conditions,

     -    use by independent power producers,

     -    competition in sales and delivery,

     -    changes in gas commodity prices,

     -    Michigan economic conditions,

     -    the price of competing energy sources or fuels,

     -    gas consumption per customer,

     -    improvements in gas appliance efficiency, and

     -    use of a Revenue Decoupling and Conservation Incentive mechanism.

GAS UTILITY BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on future revenues or income from gas operations.

GAS ENVIRONMENTAL ESTIMATES: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, "Consumers' Gas Utility Contingencies - Gas Environmental Matters."


                                     CMS-23

                                                          CMS Energy Corporation

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

GAS DEPRECIATION: We are required to file our next gas depreciation case with the MPSC within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If a final order in our next gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through use of a surcharge mechanism (which may be either positive or negative).

2007 GAS RATE CASE: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates, of which $17 million would be contributed to a low income energy efficiency fund. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes to help assure a reasonable opportunity to recover costs regardless of sales levels.

ENTERPRISES OUTLOOK

Our primary focus with respect to our non-utility businesses is to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets. In 2007, we intend to complete the sale of several Enterprises assets, including all of our businesses in Latin America, the Middle East, North Africa and India.

In February 2007, we entered into an Agreement of Purchase and Sale with TAQA to sell our ownership interest in businesses in the Middle East, Africa, and India for $900 million. Businesses included in the sale are Taweelah, Shuweihat, Jorf Lasfar, Jubail, Neyveli, and Takoradi and are subject to the receipt of all necessary governmental, lender and partner approvals. We closed on the sale in May 2007. After considering the effects of taxes, post-closing adjustments, and closing costs, we anticipate a gain of approximately $50 million. The estimated gain is also subject to a number of adjustments that will occur at or shortly after closing.

In March 2007, we completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for $130 million. We also sold our interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for $50 million. Our interest in El Chocon was originally part of the asset group that Lucid Energy agreed to purchase; however, Endesa, S.A. had a right of first offer on our interest in El Chocon that it exercised. We will maintain our interest in the TGN natural gas business in Argentina, which remains subject to a potential sale to the government of Argentina or some other disposition. In recognition of our commitment to sell our 23.5 percent interest in TGN, in the first quarter of 2007 we recorded an after-tax impairment charge of $140 million, which consisted of a reduction in the fair value of our TGN ownership interest of $12 million, net of tax, and recognition of cumulative foreign currency translation losses of $128 million, net of tax.

In April 2007, we entered into a purchase and sale agreement with Petroleos de Venezuela, S.A., which is owned by the Bolivarian Republic of Venezuela, to sell our ownership interest in SENECA and certain associated generating equipment for $106 million. We closed on the sale in April 2007.

In April 2007, we entered into an agreement to sell CMS Energy Brasil S.A. for $211 million to CPFL Energia S.A., a Brazilian utility. We expect to close on the sale by the end of the second quarter of 2007, subject to approval by the Brazilian national regulatory agency.


                                     CMS-24

                                                          CMS Energy Corporation

We anticipate gross proceeds from the sales of SENECA, CMS Energy Brasil S.A. and our ownership interest in businesses in the Middle East, Africa, and India to total approximately $1.217 billion. The book value of these assets at March 31, 2007 is approximately $932 million which includes a cumulative net foreign currency translation loss of $63 million. The asset book values will vary between March 31, 2007 and each transaction's closing date. Final book value is dependent upon the timing of closing, results of operations for certain of the assets up to closing, and other factors.

We also announced plans to conduct an auction to sell our GasAtacama combined gas pipeline and power generation businesses in Argentina and Chile, and our electric generating plant in Jamaica. We expect to complete the sale of these businesses by the end of 2007.

For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

UNCERTAINTIES: Trends or uncertainties that could have a material impact on our consolidated income, cash flows, or balance sheet and credit improvement include:

     -    successful close of the sale of CMS Energy Brasil S.A.,

     - the outcome of the planned sale of other generation and distribution assets, including the following uncertainties which could affect the value of certain of these businesses:

               - changes in available gas supplies or Argentine government regulations that could further restrict natural gas exports to our GasAtacama electric generating plant,

               - changes in exchange rates or in local economic or political conditions, and

               - changes in foreign taxes or laws or in governmental or regulatory policies that could reduce significantly the tariffs charged and revenues recognized by certain foreign subsidiaries, or increase expenses,

     - impact of indemnity and environmental remediation obligations at Bay Harbor,

     - changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings, and

     - impact of representations, warranties, and related indemnities in connection with the sales of SENECA, Argentine assets to Lucid Energy, CMS Energy Brasil S.A., and other pending sales if completed and closed.

GASATACAMA: At March 31, 2007, the carrying value of our investment in GasAtacama was $114 million. This remaining value continues to be exposed to the threat of a complete gas restriction by Argentina and the inability of GasAtacama to pass through the increased costs associated with such a restriction to its regulated customers. Therefore, if conditions do not improve, the result could be a further impairment of our investment in GasAtacama.

In February 2007, we announced plans to conduct an auction to sell GasAtacama. We expect to complete the sale by the end of 2007. For additional details, see
Note 2, Asset Sales, Discontinued Operations and Impairment Charges.


                                     CMS-25

                                                          CMS Energy Corporation

PRAIRIE STATE: In October 2006, we signed agreements with Peabody Energy to co-develop the Prairie State Energy Campus (Prairie State), a 1,600 MW power plant and coal mine in southern Illinois. In April 2007, we withdrew from Prairie State because, at this time, it does not meet our investment criteria, including the level of power purchase agreements for our share of output from Prairie State.

OTHER OUTLOOK

RULES REGARDING BILLING PRACTICES: In December 2006, the MPSC issued proposed rule changes to residential customer billing standards and practices. These changes, if adopted, would provide additional protection to low-income customers during the winter heating season that will be defined as November 1 through March 31, extend the time between billing date and due date from 17 days to 22 days, and eliminate estimated metering readings unless actual readings are not feasible. We are presently evaluating the impacts of these proposed rules and are working with other Michigan utilities in providing comments to the MPSC regarding the proposed rule changes.

LITIGATION AND REGULATORY INVESTIGATION: We are the subject of an investigation by the DOJ regarding round-trip trading transactions by CMS MST. Also, we are named as a party in various litigation matters including, but not limited to, securities class action lawsuits and several lawsuits regarding alleged false natural gas price reporting and price manipulation. Additionally, the SEC is investigating the actions of former CMS Energy subsidiaries in relation to Equatorial Guinea. For additional details regarding these and other matters, see
Note 3, Contingencies and Part II, Item 1. Legal Proceedings.

FIXED PRICE CONTRACTS: DIG and CMS ERM are parties to long-term requirements contracts to provide steam and/or electricity based on a fixed price schedule. The price of natural gas, the primary fuel used by DIG, is volatile and has increased substantially in recent years. Because the prices charged under DIG's contracts do not reflect current natural gas prices, DIG's and CMS ERM's financial performance has been impacted negatively. However, since not all of its capacity is committed under these contracts, DIG has been able to sell a portion of its electric capacity and (or) energy on the market at a profit, or, through CMS ERM, engage in a hedging strategy to minimize its losses. DIG and CMS ERM may take various actions such as seeking restructuring of the contracts. CMS Energy may also take other measures to address the unfavorable returns.

PENSION REFORM: In August 2006, the President signed into law the Pension Protection Act of 2006. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007. As a result of this bill, we expect to reduce our contributions to the Pension Plan over the next 10 years by a present value amount of $56 million.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.

FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: We adopted the provisions of FIN 48 on January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of


                                     CMS-26

                                                          CMS Energy Corporation

uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that we will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. FIN 48 requires interest and penalties, if applicable, to be accrued on differences between tax positions recognized in our consolidated financial statements and the amount claimed, or expected to be claimed, on the tax return.

As a result of the implementation of FIN 48, we have identified additional uncertain tax benefits of $11 million as of January 1, 2007. Included in this amount is an increase in our valuation allowance of $100 million, decreases to tax reserves of $61 million and a decrease to deferred tax liabilities of $28 million. In addition, our equity method investment, Jorf Lasfar, in which we held a 50 percent interest, identified $26 million of uncertain tax benefits in its adoption of FIN 48 for U.S. GAAP purposes. We have reflected our share of this amount, $13 million, as a reduction to our beginning retained earnings balance and in our investment in the subsidiary. Thus, our beginning retained earnings was reduced by $24 million as a result of the adoption of FIN 48.

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several states. CMS Energy and its subsidiaries also file separate company income tax returns in several states. The only significant state tax paid by CMS Energy is in Michigan. However, since the Michigan Single Business Tax is not an income tax, it is not part of the FIN 48 analysis. For the U.S. federal income tax return, CMS Energy completed examinations by federal taxing authorities for its taxable years prior to 2002. The federal income tax returns for the years 2002 through 2005 are open under the statute of limitations.

We have reflected a net interest liability of $3 million related to our uncertain income tax positions on our Consolidated Balance Sheets as of January 1, 2007. We have not accrued any penalties with respect to uncertain tax benefits. We recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense.

As of the date of adoption of FIN 48, we had valuation allowances against certain U.S. and foreign deferred tax assets totaling $216 million and other uncertain tax positions of $31 million, resulting in total unrecognized benefits of $247 million. Of this amount, $217 million would result in a decrease in our effective tax rate, if recognized. We released $81 million of our valuation allowance in the first quarter of 2007, due to the anticipated sales of our foreign investments, as reflected in our effective tax rate reconciliation in
Note 8, Income Taxes. Therefore, remaining uncertain tax benefits that would reduce our effective tax rate beyond this quarter are $136 million. As we continue to market our foreign investments, it is reasonably possible that additional valuation allowance adjustments could be made. We are not in a position to estimate any additional adjustment at this date, other than to state that we have no expectation of reversing any of the $86 million valuation allowance attributable to the inflation indexing of our Venezuelan investment. We are not expecting any other material changes to our uncertain tax positions.

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 157, FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in


                                     CMS-27

                                                          CMS Energy Corporation

our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT TO FASB STATEMENT NO. 115: In February 2007, the FASB issued SFAS No. 159, effective for us January 1, 2008. This standard will give us the option to select certain financial instruments and other items, which otherwise are not required to be measured at fair value, and measure those items at fair value. If we choose to elect the fair value option for an item, we would recognize unrealized gains and losses associated with changes in the fair value of the item over time. The statement will also require disclosures for items for which the fair value option has been elected. We are presently evaluating whether we will choose to elect the fair value option for any financial instruments or other items.


                                     CMS-28

                             CMS ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                     In Millions
                                                              ------------------
THREE MONTHS ENDED MARCH 31                                     2007      2006
---------------------------                                   -------   --------
OPERATING REVENUE                                             $ 2,237   $ 1,937

EARNINGS FROM EQUITY METHOD INVESTEES                              19        36

OPERATING EXPENSES
   Fuel for electric generation                                    98       182
   Fuel costs mark-to-market at the MCV Partnership                --       156
   Purchased and interchange power                                332       134
   Cost of gas sold                                             1,045       946
   Other operating expenses                                       264       266
   Maintenance                                                     62        74
   Depreciation and amortization                                  161       158
   General taxes                                                   80        76
   Asset impairment charges                                       242        --
                                                              -------   -------
                                                                2,284     1,992
                                                              -------   -------
OPERATING LOSS                                                    (28)      (19)

OTHER INCOME (DEDUCTIONS)
   Gain on asset sales, net                                        12        --
   Interest and dividends                                          17        17
   Regulatory return on capital expenditures                        8         3
   Other income                                                     3         7
   Other expense                                                   (3)      (11)
                                                              -------   -------
                                                                   37        16
                                                              -------   -------
FIXED CHARGES
   Interest on long-term debt                                     101       116
   Interest on long-term debt - related parties                     3         4
   Other interest                                                   6         7
   Capitalized interest                                            (3)       (2)
   Preferred dividends of subsidiaries                              1         1
                                                              -------   -------
                                                                  108       126
                                                              -------   -------
LOSS BEFORE MINORITY INTERESTS                                    (99)     (129)

MINORITY INTERESTS (OBLIGATIONS), NET                               2       (69)
                                                              -------   -------
LOSS BEFORE INCOME TAXES                                         (101)      (60)

INCOME TAX BENEFIT                                                (70)      (28)
                                                              -------   -------
LOSS FROM CONTINUING OPERATIONS                                   (31)      (32)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX (TAX
   BENEFIT) OF $(68) IN 2007 AND $1 IN 2006                      (180)        8
                                                              -------   -------
NET LOSS                                                         (211)      (24)
PREFERRED DIVIDENDS                                                 3         3
REDEMPTION PREMIUM ON PREFERRED STOCK                               1        --
                                                              -------   -------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                     $  (215)  $   (27)
                                                              =======   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-29

                                                      In Millions, Except
                                                       Per Share Amounts
                                                      -------------------
THREE MONTHS ENDED MARCH 31                              2007     2006
---------------------------                             ------   ------
CMS ENERGY
   NET LOSS
      Net Loss Available to Common Stockholders         $ (215)  $  (27)
                                                        ======   ======
   BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE
      Loss from Continuing Operations                   $(0.16)  $(0.16)
      Gain (Loss) from Discontinued Operations           (0.81)    0.04
                                                        ------   ------
      Net Loss Attributable to Common Stock             $(0.97)  $(0.12)
                                                        ======   ======
   DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE
      Loss from Continuing Operations                   $(0.16)  $(0.16)
      Gain (Loss) from Discontinued Operations           (0.81)    0.04
                                                        ------   ------
      Net Loss Attributable to Common Stock             $(0.97)  $(0.12)
                                                        ======   ======
   DIVIDENDS DECLARED PER COMMON SHARE                  $ 0.05   $   --
                                                        ------   ------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-30

                             CMS ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   In Millions
                                                                  -------------
THREE MONTHS ENDED MARCH 31                                        2007    2006
---------------------------                                       -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(211)  $ (24)
      Adjustments to reconcile net loss to net cash
         provided by operating activities
         Depreciation and amortization (includes
            nuclear decommissioning of $1 per period)               162     162
         Deferred income taxes and investment tax credit           (143)    (29)
         Minority interests (obligations), net                      (15)    (68)
         Asset impairment charges                                   242      --
         Fuel costs mark-to-market at the MCV Partnership            --     156
         Regulatory return on capital expenditures                   (8)     (3)
         Capital lease and other amortization                        10      11
         Loss on the sale of assets                                 267      --
         Earnings from equity method investees                      (19)    (36)
         Cash distributions from equity method investees             13      21
         Changes in other assets and liabilities:
            Increase in accounts receivable and accrued
               revenues                                            (466)   (176)
            Decrease (increase) in accrued power supply and gas
               revenue                                               27     (26)
            Decrease in inventories                                 517     377
            Decrease in accounts payable                             (2)   (149)
            Decrease in accrued taxes                               (50)    (50)
            Decrease in accrued expenses                            (52)    (13)
            Decrease in the MCV Partnership gas supplier funds
               on deposit                                            --     (90)
            Decrease in other current and non-current assets         65      96
            Increase (decrease) in other current and
               non-current liabilities                              (22)     12
                                                                  -----   -----
            Net cash provided by operating activities               315     171
                                                                  -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (excludes assets placed under capital
      lease)                                                       (220)   (129)
   Cost to retire property                                           (5)    (19)
   Restricted cash and restricted short-term investments             18     127
   Investments in nuclear decommissioning trust funds                (1)    (17)
   Proceeds from nuclear decommissioning trust funds                  2       4
   Maturity of the MCV Partnership restricted investment
      securities held-to-maturity                                    --      28
   Purchase of the MCV Parnership restricted investment
      securities held-to-maturity                                    --     (26)
   Proceeds from sale of assets                                     180      --
   Cash relinquished from sale of assets                            (46)     --
   Deposit on pending asset sale                                     75      --
   Other investing                                                    3      (4)
                                                                  -----   -----
            Net cash provided by (used in) investing activities       6     (36)
                                                                  -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes, bonds, and other long-term debt              15      13
   Issuance of common stock                                           7       2
   Retirement of bonds and other long-term debt                     (30)   (226)
   Redemption of preferred stock                                    (32)     --
   Payment of common stock dividends                                (11)     --
   Payment of preferred stock dividends                              (3)     (3)
   Payment of capital lease and financial lease obligations          (2)     (3)
   Debt issuance costs, financing fees, and other                    (1)     (8)
                                                                  -----   -----
            Net cash used in financing activities                   (57)   (225)
                                                                  -----   -----
EFFECT OF EXCHANGE RATES ON CASH                                      1       1
                                                                  -----   -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                265     (89)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      351     847
                                                                  -----   -----
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 616   $ 758
                                                                  =====   =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-31

                             CMS ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              In Millions
                                                        ------------------------
                                                         MARCH 31
                                                           2007      DECEMBER 31
ASSETS                                                 (UNAUDITED)       2006
------                                                 -----------   -----------
PLANT AND PROPERTY (AT COST)
   Electric utility                                      $ 8,583       $ 8,504
   Gas utility                                             3,283         3,273
   Enterprises                                               533           552
   Other                                                      31            31
                                                         -------       -------
                                                          12,430        12,360
   Less accumulated depreciation, depletion,
     and amortization                                      5,286         5,233
                                                         -------       -------
                                                           7,144         7,127
   Construction work-in-progress                             759           646
                                                         -------       -------
                                                           7,903         7,773
                                                         -------       -------

INVESTMENTS
   Enterprises                                               510           588
   Other                                                      11            10
                                                         -------       -------
                                                             521           598
                                                         -------       -------

CURRENT ASSETS
   Cash and cash equivalents at cost, which
      approximates market                                    577           263
   Restricted cash at cost, which approximates
      market                                                  65            71
   Accounts receivable, notes receivable and accrued
      revenue, less allowances of $22 and $29,
      respectively                                           998           575
   Accrued power supply and gas revenue                      129           156
   Accounts receivable and notes receivable -
      related parties                                         74            63
   Inventories at average cost
      Gas in underground storage                             619         1,129
      Materials and supplies                                  93            87
      Generating plant fuel stock                            112           126
   Assets held for sale                                      113           189
   Price risk management assets                               22            45
   Regulatory assets - postretirement benefits                19            19
   Deferred income taxes                                     151           155
   Deferred property taxes                                   131           150
   Prepayments and other                                     112           115
                                                         -------       -------
                                                           3,215         3,143
                                                         -------       -------

NON-CURRENT ASSETS
   Regulatory Assets
      Securitized costs                                      502           514
      Postretirement benefits                              1,111         1,131
      Customer Choice Act                                    179           190
      Other                                                  506           497
   Nuclear decommissioning trust funds                       606           602
   Assets held for sale                                      160           280
   Price risk management assets                               17            19
   Goodwill                                                   26            26
   Notes receivable                                          138           137
   Notes receivable - related parties                        114           125
   Other                                                     279           336
                                                         -------       -------
                                                           3,638         3,857
                                                         -------       -------
TOTAL ASSETS                                             $15,277       $15,371
                                                         =======       =======


                                     CMS-32

                                                              In Millions
                                                        ------------------------
                                                         MARCH 31
                                                           2007      DECEMBER 31
STOCKHOLDERS' INVESTMENT AND LIABILITIES               (UNAUDITED)       2006
----------------------------------------               -----------   -----------
CAPITALIZATION
   Common stockholders' equity
      Common stock, authorized 350.0 shares;
         outstanding 224.2 shares and
         222.8 shares, respectively                     $      2      $      2
      Other paid-in capital                                4,468         4,468
      Accumulated other comprehensive loss                  (192)         (318)
      Retained deficit                                    (2,168)       (1,918)
                                                        --------      --------
                                                           2,110         2,234
   Preferred stock of subsidiary                              44            44
   Preferred stock                                           250           261
   Long-term debt                                          6,032         6,202
   Long-term debt - related parties                          178           178
   Non-current portion of capital lease obligations           52            42
                                                        --------      --------
                                                           8,666         8,961
                                                        --------      --------

MINORITY INTERESTS                                            85            77
                                                        --------      --------

CURRENT LIABILITIES
   Current portion of long-term debt and capital
      leases                                                 722           564
   Notes payable                                               1             2
   Accounts payable                                          494           499
   Accrued rate refunds                                        5            37
   Accounts payable - related parties                          1             2
   Accrued interest                                          105           126
   Accrued taxes                                             295           312
   Liabilities held for sale                                  65           101
   Price risk management liabilities                          49            70
   Legal settlement liability                                200           200
   Other                                                     247           243
                                                        --------      --------
                                                           2,184         2,156
                                                        --------      --------

NON-CURRENT LIABILITIES
   Regulatory Liabilities
      Regulatory liabilities for cost of removal           1,200         1,166
      Income taxes, net                                      547           539
      Other regulatory liabilities                           240           249
   Postretirement benefits                                 1,074         1,066
   Deferred income taxes                                     107           111
   Deferred investment tax credit                             61            62
   Asset retirement obligation                               508           498
   Liabilities held for sale                                  31            39
   Price risk management liabilities                          24            31
   Argentine currency impairment reserve                     197            --
   Other                                                     353           416
                                                        --------      --------
                                                           4,342         4,177
                                                        --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 6)

TOTAL STOCKHOLDERS' INVESTMENT AND LIABILITIES          $ 15,277      $ 15,371
                                                        ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-33

                             CMS ENERGY CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                              In Millions
                                                        ------------------------
THREE MONTHS ENDED MARCH 31                                2007          2006
---------------------------                            -----------   -----------
COMMON STOCK
   At beginning and end of period                        $     2       $     2
                                                         -------       -------
OTHER PAID-IN CAPITAL
   At beginning of period                                  4,468         4,436
   Common stock issued                                        13             8
   Common stock reissued                                       6             1
   Redemption of preferred stock                             (19)           --
                                                         -------       -------
      At end of period                                     4,468         4,445
                                                         -------       -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Retirement Benefits Liability
      At beginning and end of period                         (23)          (19)
                                                         -------       -------
   Investments
      At beginning of period                                  14             9
      Unrealized gain on investments (a)                      --             2
                                                         -------       -------
         At end of period                                     14            11
                                                         -------       -------
   Derivative Instruments
      At beginning of period                                 (12)           35
      Unrealized loss on derivative instruments (a)           (3)           (4)
      Reclassification adjustments included in net
         loss (a)                                              1            (1)
                                                         -------       -------
         At end of period                                    (14)           30
                                                         -------       -------
   Foreign Currency Translation
      At beginning of period                                (297)         (313)
      Sale of Argentine assets (a)                           128            --
      Other foreign currency translations (a)                 --             5
                                                         -------       -------
         At end of period                                   (169)         (308)
                                                         -------       -------
      Total Accumulated Other Comprehensive Loss            (192)         (286)
                                                         -------       -------
RETAINED DEFICIT
   At beginning of period                                 (1,918)       (1,828)
   Adjustment to initially apply FIN 48                      (24)           --
   Net loss (a)                                             (211)          (24)
   Preferred stock dividends declared                         (3)           (3)
   Common stock dividends declared                           (11)           --
   Redemption of preferred stock (a)                          (1)           --
                                                         -------       -------
      At end of period                                    (2,168)       (1,855)
                                                         -------       -------
TOTAL COMMON STOCKHOLDERS' EQUITY                        $ 2,110       $ 2,306
                                                         =======       =======
(a) DISCLOSURE OF COMPREHENSIVE LOSS:
      Unrealized gain on investments, net of tax
         of $- in 2007 and $1 in 2006                    $    --       $     2
      Derivative Instruments
         Unrealized loss on derivative
            instruments, net of tax (tax benefit)
            of $3 in 2007 and $(5) in 2006                    (3)           (4)
         Reclassification adjustments included in
            net loss, net of tax benefit
            of $- in 2007 and $(1) in 2006                     1            (1)
      Sale of Argentine assets, net of tax of $68            128            --
      Other foreign currency translations                     --             5
      Redemption of preferred stock, net of tax
         benefit of $(1) in 2007                              (1)           --
      Net loss                                              (211)          (24)
                                                         -------       -------
      Total Comprehensive Loss                           $   (86)      $   (22)
                                                         =======       =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                     CMS-34

                        (PAGE INTENTIONALLY LEFT BLANK)






                                   CMS-35

                        (PAGE INTENTIONALLY LEFT BLANK)






                                     CMS-36

                                                          CMS Energy Corporation

                             CMS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year, including certain reclassifications to our Consolidated Financial Statements for discontinued operations. Therefore, the consolidated financial statements for the year ended December 31, 2006 have been updated for amounts previously reported. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy's Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of CMS Energy's operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FIN 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

USE OF ESTIMATES: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.

We record estimated liabilities for contingencies in our consolidated financial statements when it is probable that a loss will be incurred in the future as a result of a current event, and when an amount can be reasonably estimated. For additional details, see Note 3, Contingencies.

REVENUE RECOGNITION POLICY: We recognize revenues from deliveries of electricity and natural gas,


                                     CMS-37

                                                          CMS Energy Corporation

and the transportation, processing, and storage of natural gas when services are provided. We record sales tax on a net basis and exclude it from revenues. We recognize revenues on sales of marketed electricity, natural gas, and other energy products at delivery. We recognize mark-to-market changes in the fair values of energy trading contracts that qualify as derivatives as revenues in the periods in which the changes occur.

INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY: Our subsidiaries and affiliates whose functional currency is not the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. We translate revenue and expense accounts of such subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. We show these foreign currency translation adjustments in the stockholders' equity section on our Consolidated Balance Sheets. We include exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, in determining net income.

At March 31, 2007, the cumulative Foreign Currency Translation component of stockholders' equity was $169 million, which primarily represents currency losses in Argentina and Brazil. The cumulative foreign currency loss due to the unfavorable exchange rate of the Argentine peso using an exchange rate of 3.102 pesos per U.S. dollar was $129 million, net of tax. The cumulative foreign currency loss due to the unfavorable exchange rate of the Brazilian real using an exchange rate of 2.04 reais per U.S. dollar was $41 million, net of tax.

IMPAIRMENT OF LONG-LIVED ASSETS AND EQUITY METHOD INVESTMENTS: We evaluate potential impairments of our long-lived assets, other than goodwill, based on various analyses, including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the investment or asset exceeds its estimated undiscounted future cash flows, we recognize an impairment loss and write-down the investment or asset to its estimated fair value.

We also assess our ability to recover the carrying amounts of our equity method investments whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. This assessment requires us to determine the fair values of our equity method investments. We determine fair value using valuation methodologies, including discounted cash flows and the ability of the investee to sustain an earnings capacity that justifies the carrying amount of the investment. We record a write down if the fair value is less than the carrying value and the decline in value is considered to be other than temporary.

For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

RECLASSIFICATIONS: We have reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income (loss) for the periods presented. The most significant of these reclassifications is related to certain subsidiaries reclassified as "held for sale" on our Consolidated Balance Sheets and activities of those subsidiaries as Income (Loss) From Discontinued Operations in our Consolidated Statements of Income (Loss). For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges, "Discontinued Operations."


                                     CMS-38

                                                          CMS Energy Corporation

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE: SFAS No. 157, Fair Value
Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: In February 2007, the FASB issued SFAS No. 159, effective for us January 1, 2008. This standard will give us the option to select certain financial instruments and other items, which otherwise are not required to be measured at fair value, and measure those items at fair value. If we choose to elect the fair value option for an item, we would recognize unrealized gains and losses associated with changes in the fair value of the item over time. The statement will also require disclosures for items for which the fair value option has been elected. We are presently evaluating whether we will choose to elect the fair value option for any financial instruments or other items.

2: ASSET SALES, DISCONTINUED OPERATIONS AND IMPAIRMENT CHARGES

ASSET SALES

In March 2007, we completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for gross cash proceeds of $130 million. The Argentine assets sold include our electric generating plant interests in Argentina and our interest in the TGM natural gas transportation and pipeline business in Argentina. The Michigan assets sold include the Antrim natural gas processing plant, 155 miles of associated gathering lines, and interests in three special purpose gas transmission pipelines that total 110 miles.

In connection with the sale of our Argentine and Michigan assets, we entered into agreements that grant Lucid Energy:

- an option to buy CMS Gas Transmission's ownership interest in TGN, subject to the rights of other third parties,

- the right to a portion of damages that may be awarded and received by CMS Gas Transmission in connection with certain legal proceedings, and

- the right to all of the proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.

Under these agreements, we have essentially sold our rights to certain awards or proceeds that we may receive in the future. A portion of the consideration received in the sale has been allocated to these agreements. We have recorded $32 million as a deferred credit in Other Non-current Liabilities on our Consolidated Balance Sheets.

In March 2007, we also sold our interest in El Chocon, an Argentine hydroelectric generating business,


                                     CMS-39

                                                          CMS Energy Corporation

to Endesa, S.A. for gross cash proceeds of $50 million.

The impacts of our asset sales are included in Gain on asset sales, net and Income (Loss) from Discontinued Operations in our Consolidated Statements of Income (Loss). There were no asset sales for the three months ended March 31, 2006.

For the three months ended March 31, 2007, we sold the following assets that did not meet the definition of, and therefore were not reported as, discontinued operations:

                                                                     In Millions
--------------------------------------------------------------------------------
                                                              Pretax   After-tax
                                                               Gain       Gain
Date sold               Business/Project                      (Loss)     (Loss)
---------               ----------------                      ------   ---------
March                   El Chocon                              $ 23       $15
March                   TGM and Bay Area Pipeline (a)           (11)       (7)
                                                               ----       ---
                        Total gain on asset sales              $ 12       $ 8
                                                               ====       ===

(a)  Included in the $130 million sale to Lucid Energy.

SUBSEQUENT ASSET SALES: In February 2007, we entered into an Agreement of Purchase and Sale with TAQA to sell our ownership interest in businesses in the Middle East, Africa, and India for $900 million. Businesses included in the sale are Taweelah, Shuweihat, Jorf Lasfar, Jubail, Neyveli, and Takoradi. We closed on the sale in May 2007. The book value of these assets at March 31, 2007 was approximately $682 million. After considering the effects of taxes, post-closing adjustments, and closing costs, we anticipate a gain of approximately $50 million. The estimated gain is also subject to a number of adjustments that will occur at or shortly after closing.

In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. We entered into a 15-year power purchase agreement with Entergy for 100 percent of the plant's current electric output. For additional details on sale of Palisades and the Big Rock ISFSI, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."

In April 2007, we entered into a purchase and sale agreement with Petroleos de Venezuela, S.A., which is owned by the Bolivarian Republic of Venezuela, to sell our ownership interest in SENECA and certain associated generating equipment for $106 million. We closed on the sale in April 2007. The book value of these assets at March 31, 2007 was approximately $55 million.

PENDING ASSET SALES: In April 2007, we entered into an agreement to sell CMS Energy Brasil S.A. for $211 million to CPFL Energia S.A., a Brazilian utility. We expect to close on the sale by the end of the second quarter of 2007, subject to approval by the Brazilian national regulatory agency. The book value of these assets at March 31, 2007 was approximately $195 million, which includes a cumulative net foreign currency translation loss of $63 million.

We also announced plans to conduct an auction to sell our GasAtacama combined gas pipeline and power generation businesses in Argentina and Chile, and our electric generating plant in Jamaica. We expect to complete the sale of these businesses by the end of 2007.

Our pending asset sales are subject to the receipt of all necessary governmental, lender and partner approvals. We plan to use the proceeds from the pending asset sales to invest in our utility business and reduce parent company debt.


                                     CMS-40

                                                          CMS Energy Corporation

The asset book values will vary between March 31, 2007 and each transaction's closing date. Final book value is dependent upon the timing of closing, results of operations for certain of the assets up to closing, and other factors.

DISCONTINUED OPERATIONS

Items classified as "held for sale" on our Consolidated Balance Sheets are comprised of consolidated subsidiaries that meet the criteria of held for sale under SFAS No. 144. At March 31, 2007, these subsidiaries include Takoradi, SENECA, and certain associated holding companies. At December 31, 2006, these subsidiaries include our Argentine businesses sold in March 2007, a majority of our Michigan non-utility businesses sold in March 2007, Takoradi, SENECA, and certain associated holding companies.

The major classes of assets and liabilities "held for sale" on our Consolidated Balance Sheets are as follows:

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
Assets
   Cash                                            $ 39               $ 88
   Accounts receivable, net                          60                 80
   Notes receivable                                 106                110
   Property, plant and equipment, net                54                168
   Other                                             14                 23
                                                   ----               ----
Total assets                                       $273               $469
                                                   ====               ====
Liabilities
   Accounts payable                                $ 42               $ 66
   Minority interest                                 12                 14
   Other                                             42                 60
                                                   ----               ----
Total liabilities                                  $ 96               $140
                                                   ====               ====

CMS Energy Brasil S.A., is a consolidated subsidiary that meets the criteria of held for sale under SFAS No. 144 subsequent to March 31, 2007. As a result, the major classes of assets and liabilities of CMS Energy Brasil S.A. will be classified as "held for sale" on our Consolidated Balance Sheets in the second quarter of 2007.


                                     CMS-41

                                                          CMS Energy Corporation

The major classes of assets and liabilities of CMS Energy Brasil S.A. at March 31, 2007 and at December 31, 2006 are as follows:

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
Assets
   Cash                                            $ 21               $ 14
   Accounts receivable, net                          29                 25
   Goodwill                                          26                 25
   Investments                                       35                 33
   Property, plant and equipment, net                68                 65
   Other                                             30                 19
                                                   ----               ----
Total assets                                       $209               $181
                                                   ====               ====
Liabilities
   Accounts payable                                $ 17               $ 16
   Accrued taxes                                     13                 10
   Minority interest                                 27                 25
   Other                                             20                 12
                                                   ----               ----
Total liabilities                                  $ 77               $ 63
                                                   ====               ====

Our discontinued operations contain the activities of the subsidiaries classified as "held for sale" as well as those disposed of during the quarter and are a component of our Enterprises business segment. We reflect the following amounts in the Income (Loss) From Discontinued Operations line in our Consolidated Statements of Income (Loss):

                                                                     In Millions
                                                                 ---------------
Three months ended March 31                                       2007      2006
---------------------------                                      -----      ----
Revenues                                                         $  75      $507
                                                                 =====      ====
Discontinued operations:
   Pretax income (loss) from discontinued operations             $(248)     $  9
   Income tax expense (benefit)                                    (68)        1
                                                                 -----      ----
Income (Loss) From Discontinued Operations                       $(180)(a)  $  8
                                                                 =====      ====

(a) Includes a loss on disposal of our Argentine and northern Michigan non-utility assets of $278 million ($171 million after-tax and minority interest).

Income (Loss) From Discontinued Operations includes a provision for anticipated closing costs and a portion of CMS Energy's parent company interest expense. Interest expense of $3 million for the three months ended March 31, 2007 and $3 million for the three months ended March 31, 2006 has been allocated based on the net book value of the asset to be sold divided by CMS Energy's total capitalization of each discontinued operation multiplied by CMS Energy's interest expense.

IMPAIRMENT CHARGES

We record an asset impairment when we determine that the expected future cash flows from an asset would be insufficient to provide for recovery of the asset's carrying value. An asset held-in-use is evaluated for impairment by calculating the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by


                                     CMS-42

                                                          CMS Energy Corporation

which the carrying amount exceeds the fair value. We estimate the fair market value of the asset utilizing the best information available. This information includes quoted market prices, market prices of similar assets, and discounted future cash flow analyses. The assets written down include certain equity method and other investments.

There were no asset impairments recorded for the three months ended March 31, 2006. The table below summarizes our asset impairments for the three months ended March 31, 2007:

                                           In Millions
                                    ------------------
Three months ended March 31, 2007   Pretax   After-tax
---------------------------------   ------   ---------
Asset impairments:
   Enterprises:
   TGN (a)                           $215       $140
   Jamaica (b)                         22         14
   PowerSmith (c)                       5          3
                                     ----       ----
Total asset impairments              $242       $157
                                     ====       ====

(a) In the first quarter of 2007, we recorded an impairment charge to recognize the reduction in fair value of our investment in TGN, a natural gas business in Argentina. The impairment included a cumulative net foreign currency translation loss of approximately $197 million. We will maintain our interest in TGN, which remains subject to a potential sale to the government of Argentina or some other disposition.

(b) In the first quarter of 2007, we recorded an impairment charge to reflect the fair market value of our investment in an electric generating plant in Jamaica.

(c) In March 2007, we recorded an impairment charge to reflect the fair value of our investment in PowerSmith.

3:   CONTINGENCIES

SEC AND DOJ INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts.

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.

SECURITIES CLASS ACTION LAWSUITS: Beginning in May 2002, a number of complaints were filed against


                                     CMS-43

                                                          CMS Energy Corporation

CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the "Shareholder Action"), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of "all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the "ACTS Action") against the same defendants named in the Shareholder Action. The settlement described in the following paragraph, if approved, will resolve both the Shareholder and ACTS Actions.

On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the "MOU"), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. The MOU is expected to lead to a detailed stipulation of settlement that will be presented to the assigned federal judge and the affected class in the second quarter of 2007. Under the terms of the MOU, the litigation will be settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy will make a payment of approximately $123 million plus an amount equivalent to interest on the outstanding unpaid settlement balance beginning on the date of preliminary approval of the court and running until the balance of the settlement funds is paid into a settlement account. Out of the total settlement, CMS Energy's insurers will pay approximately $77 million directly to the settlement account. CMS Energy took an approximate $123 million net pre-tax charge to 2006 earnings in the fourth quarter of 2006. In entering into the MOU, CMS Energy makes no admission of liability under the Shareholder Action and the ACTS Action. At March 31, 2007, we have a receivable of $77 million and a legal settlement liability of $200 million recorded on our Consolidated Balance Sheets.

GAS INDEX PRICE REPORTING INVESTIGATION: CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications, which compile and report index prices. CMS Energy is cooperating with an investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business. The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and seeks to enjoin these acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. Trial dates have been held in abeyance pending settlement discussions. CMS Energy is currently advancing legal defense costs to the two individuals in accordance with existing indemnification policies.


                                     CMS-44

                                                          CMS Energy Corporation

BAY HARBOR: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, which went forward under an agreement with the MDEQ, third parties constructed a golf course and a park over several abandoned CKD piles, left over from the former cement plant operation on the Bay Harbor site. Pursuant to the agreement with the MDEQ, a water collection system was constructed to recover seep water from one of the CKD piles and CMS Energy built a treatment plant to treat the seep water. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under previous environmental indemnifications entered into at the inception of the project.

In September 2004, the MDEQ issued a notice of noncompliance after finding high-pH seep water in Lake Michigan adjacent to the property. The MDEQ also found higher than acceptable levels of heavy metals, including mercury, in the seep water.

In February 2005, the EPA executed an AOC to address problems at Bay Harbor, upon the consent of CMS Land Company (CMS Land) and CMS Capital, LLC, both subsidiaries of CMS Energy. Pursuant to the AOC, the EPA approved a Removal Action Work Plan in July 2005. Among other things, this plan calls for the installation of collection trenches to intercept high-pH CKD leachate flow to the lake. All collection systems contemplated in this work plan have been installed. Shoreline effectiveness monitoring is ongoing, and CMS Land is obligated to address any observed exceedances in pH. This may potentially include the augmentation of the collection system. In May 2006, the EPA approved a pilot carbon dioxide augmentation plan to augment the leachate recovery system by improving pH results in the Pine Court area of the collection system. The augmentation system was installed in June 2006.

In February 2006, CMS Land submitted to the EPA a proposed Remedial Investigation and Feasibility Study for the East Park CKD pile. The EPA approved a schedule for near-term activities, which includes consolidating certain CKD materials and installing collection trenches in the East Park leachate release area. In June 2006, the EPA approved an East Park CKD Removal Action Work Plan and Final Engineering Design for Consolidation. CMS Energy and the MDEQ have initiated negotiations of an AOC and to define a long-term remedy at East Park.

CMS Land has entered into various access, purchase and settlement agreements with several of the affected landowners at Bay Harbor, and entered into a confidential settlement with one landowner to resolve a lawsuit filed by that landowner. CMS Land has purchased five unimproved lots and two lots with houses. At this time, CMS Land believes it has all necessary access arrangements to complete the remediation work required under the AOC.

CMS Energy recorded charges related to this matter in 2004, 2005, 2006 totaling $93 million. At March 31, 2007, CMS Energy has a liability of $48 million for its remaining obligations. We based the liability on 2006 discounted costs, using a discount rate of 4.7 percent and an inflation rate of 1 percent on annual operating and maintenance costs. We used the interest rate for 30-year U.S. Treasury securities for the discount rate. The undiscounted amount of the remaining obligation is $62 million. We expect to pay $18 million in 2007, $17 million in 2008, $3 million in 2009, and the remaining expenditures as part of long-term operating and maintenance costs. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could impact our estimate of remedial action costs and the timing of the expenditures. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy's financial condition and liquidity and could negatively impact CMS Energy's financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.


                                     CMS-45

                                                          CMS Energy Corporation

CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking permits to modify the plant from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

We are a potentially responsible party at several contaminated sites administered under the Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At March 31, 2007, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14. The timing of payments related to the remediation of our Superfund sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.

Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. Since proposing a plan to deal with the remaining materials, we have had several conversations with the EPA. The EPA has proposed a rule which would authorize continued use of such material in place, subject to certain restrictions. We are not able to predict when a final rule will be issued.

Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation/Finding of Violation from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, the J.H. Campbell Plant, the BC Cobb Electric Generating Station and the JR Whiting Plant. We are preparing for discussions with the EPA regarding these allegations, but cannot predict the financial impact or outcome of this issue.

LITIGATION: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. The judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs have appealed the MPSC order to the Michigan Court of Appeals. The plaintiffs also filed suit in the United


                                     CMS-46

                                                          CMS Energy Corporation

States Court for the Western District of Michigan, which the judge subsequently dismissed on the basis that the pending state court litigation would fully resolve any federal issue before the courts. The plaintiffs then appealed the dismissal to the United States Court of Appeals, which held that the district court matter should be stayed rather than dismissed, pending the outcome of the state appeal. We cannot predict the outcome of these appeals.

CONSUMERS' ELECTRIC UTILITY RATE MATTERS

ELECTRIC ROA: In prior orders, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 plus the cost of money through the period of collection. At March 31, 2007, we had a regulatory asset for Stranded Costs of $66 million on our Consolidated Balance Sheets. We collect Stranded Costs through a surcharge on ROA customers. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers, which represent a decrease of 19 percent of ROA load compared to March 31, 2006. This downward trend has affected negatively our ability to recover timely our Stranded Costs. If downward ROA trends continue, it may require legislative or regulatory assistance to recover fully our Stranded Costs. However, the Customer Choice Act allows electric utilities to recover their net Stranded Costs. It is difficult to predict future ROA customer trends and their effect on the timely recovery of Stranded Costs.

POWER SUPPLY COSTS: To reduce the risk of high power supply costs during peak demand periods and to achieve our reserve margin target, we purchase electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have an asset of $62 million for unexpired seasonal capacity and energy contracts at March 31, 2007. As of March 31, 2007, we expect capacity costs for these primarily seasonal electric capacity and energy contracts to be $14 million for 2007.

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:

Power Supply Cost Recovery Reconciliation

                                                         PSCR Cost
                                         Net Under-      of Power        Description of Net
PSCR Year       Date Filed  Order Date    recovery         Sold             Underrecovery
---------       ----------  ----------  ------------  --------------  ------------------------
2005            March 2006    Pending   $39 million   $1.086 billion  Underrecovery relates to
Reconciliation                                                        our commercial and
                                                                      industrial customers and
                                                                      includes the cost of
                                                                      money.

2006            March 2007    Pending   $115 million  $1.492 billion  Underrecovery relates to
Reconciliation                                                        our increased METC costs
                                                                      and coal supply costs,
                                                                      increased bundled sales,
                                                                      and other cost increases
                                                                      beyond those included in
                                                                      the 2006 PSCR plan
                                                                      filings.

2007 PSCR Plan: In September 2006, we filed our 2007 PSCR plan with the MPSC. The plan sought


                                     CMS-47

                                                          CMS Energy Corporation

authorization to incorporate our 2005 and 2006 PSCR underrecoveries into our 2007 PSCR monthly factor. In December 2006, the MPSC issued a temporary order allowing us to implement our 2007 PSCR monthly factor on January 1, 2007, as filed. The order also allowed us to continue to roll in prior year underrecoveries and overrecoveries in future PSCR plans.

Underrecoveries in power supply costs are included in Accrued power supply and gas revenue on our Consolidated Balance Sheets. We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the outcome of these proceedings.

ELECTRIC RATE CASE: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million as shown in the following table:

                                                         In Millions
                                                         -----------
Components of the increase in revenue
Reduction in base rates (a)                                 $(23)
Surcharge for return on nuclear investments (b)               13
Elimination of Palisades base rate recovery credit (c)       167
                                                            ----
   Total increase in revenues                               $157
                                                            ====

(a) The reduction in base rates is due to the removal of Palisades related costs offset by Clean Air Act related and other utility expenditures, changes in the capital structure, and increased distribution system operation and maintenance costs including employee pension and health care costs.

(b) The nuclear surcharge is a proposal to earn a return on funds spent on Big Rock spent nuclear fuel storage, decommissioning, and site restoration expenditures until pending DOE litigation and future MPSC proceedings regarding this issue are concluded.

(c) Palisades power purchase agreement costs are currently offset through feedback in the PSCR related to Palisades base rate revenues via a base rate recovery credit. The Palisades base rate recovery credit will be discontinued once Palisades' costs are removed from base rates.

If approved as requested, the rate requests would go into effect in January 2008 and would apply to all retail electric customers. We cannot predict the amount or timing of any MPSC decision on the requests.

OTHER CONSUMERS' ELECTRIC UTILITY CONTINGENCIES

THE MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement beginning in 1990. We estimate that capacity and energy payments under the MCV PPA will be $620 million per year. The MCV PPA and the associated customer rates are unaffected by the November 2006 sale of our interest in the MCV Partnership.

Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We estimate cash underrecoveries of our capacity and fixed energy payments of $39 million in 2007 of which we have expensed $13 million during the three months ended March 31, 2007. However, we use savings from the RCP, after allocating a portion to


                                     CMS-48

                                                          CMS Energy Corporation

customers, to offset a portion of our capacity and fixed energy underrecoveries expense.

RCP: In January 2005, we implemented the MPSC-approved RCP with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility based on natural gas market prices. This results in fuel cost savings for the MCV Facility, which the MCV Partnership shares with us. The RCP also requires us to contribute $5 million annually to a renewable resources program. As of March 2007, we have contributed $12 million to the renewable resources program. The underlying RCP agreement between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In January 2007, the Michigan Attorney General filed an appeal with the Michigan Supreme Court regarding the MPSC's order approving the RCP. We cannot predict the outcome of this matter.

Regulatory Out Provision in the MCV PPA: After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has notified us that it takes issue with our intended exercise of the regulatory out provision. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our reserve margin. We anticipate that the MPSC will review our exercise of the regulatory out provision and the likely consequences of such action in 2007. It is possible that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the outcome of these matters.

To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. We are unable to predict the outcome of this request.

THE SALE OF NUCLEAR ASSETS AND THE PALISADES POWER PURCHASE AGREEMENT: Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments such as working capital and capital expenditure adjustments and nuclear fuel usage and inventory adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we will also pay the NMC, the former operator of the Palisades plant, $7 million in exit fees and will forfeit our investment in the NMC of $5 million.

Entergy will assume responsibility for the future decommissioning of the Palisades plant and for storage and disposal of spent nuclear fuel located at the Palisades and the Big Rock ISFSI sites. At closing, we transferred $252 million in decommissioning trust fund balances to Entergy.

The MPSC order approving the Palisades transaction allows us to recover the estimated $314 million book value of the Palisades plant. As a result, we estimate that we will credit excess proceeds of $66 million to our retail customers through refunds applied over the remainder of 2007 and 2008. The MPSC order deferred ruling on the recovery of $30 million in estimated transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case. We will defer these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.


                                     CMS-49

                                                          CMS Energy Corporation

In April 2007, the NRC, through its staff, issued an order approving the transfer of the Palisades operating license. Subsequently, in April 2007, the NRC issued an order requiring that certain intervenors be given, under a protective order, information related to the buyer's financial capability. If, after the review of the information, the intervenors wished to seek additional proceedings on the license transfer, the NRC would consider the request. The NRC did not alter or stay the prior order approving the license transfer. We believe that it is unlikely that the NRC will conduct further proceedings, but we cannot predict the outcome of the matter. These events did not hold up the closing of the sale of Palisades.

The following table summarizes the estimated impacts of the Palisades and the Big Rock ISFSI transactions:

                                                                        In Millions
-----------------------------------------------------------------------------------
Customer Benefits (a)                        Deferred costs
---------------------                        --------------
Purchase price                      $380     NMC exit fee                       $ 7
   Less: Estimated book value of
         Palisades plant             314     Forfeiture of the NMC investment     5
                                    ----
Excess proceeds to be refunded to
   customers                          66 (b) Estimated selling expenses          18
                                             Big Rock ISFSI operation and
                                             maintenance fee to
Excess decommissioning trust
   funds to be refunded to
   customers                         189 (c) Entergy                             30
                                    ----                                        ---
   Total estimated customer
      refunds                       $255        Total regulatory asset          $60
                                    ====                                        ===

(a) In the FERC's February 2007 order regarding the Palisades transaction, the FERC granted our request to apply $11 million in FERC decommissioning trust fund balances for the Palisades plant toward the Big Rock decommissioning shortfall, as described in "Big Rock Nuclear Plant Decommissioning" within this section. The order was contingent upon the NRC approving the transfer of operating licenses, which the NRC approved in April 2007. This determination is the subject of a clarification request filed by a wholesale customer with the FERC.

(b) Final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC.

(c) In the MPSC's March 2007 order approving the Palisades transaction, the MPSC indicated that $189 million of MPSC jurisdictional decommissioning funds must be credited to our retail customers through refunds applied over the remainder of 2007 and 2008. Final disposition of these funds is subject to closing date balances and is subject to review by the MPSC. The remaining estimated $116 million of the MPSC jurisdictional decommissioning funds, which is subject to closing date reconciliation will be used to benefit our retail customers and is expected to be addressed in a separate filing made with the MPSC.

Palisades Power Purchase Agreement: Entergy contracted to sell us 100 percent of the plant's output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement beginning in April 2007. We provided $30 million in security to Entergy for our power purchase agreement obligation in the form of a letter of credit. We estimate that capacity and energy payments under the Palisades power purchase agreement will be $300 million per year.

Because of the Palisades power purchase agreement, the transaction is a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback involving real estate. We will have continuing involvement with the Palisades plant through security provided to Entergy for our power purchase agreement obligation, our DOE liability, and other forms of involvement. As a result, we will account for the Palisades plant, which is


                                     CMS-50

                                                          CMS Energy Corporation

the real estate asset subject to the leaseback, as a financing for accounting purposes and not a sale. We will account for the remaining non-real estate assets and liabilities associated with the transaction as a sale.

As a financing, the Palisades plant will remain on our Consolidated Balance Sheets and the related proceeds will be recorded as a financing obligation. The value of the finance obligation is based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the Palisades plant assets under the financing.

BIG ROCK NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission the Big Rock nuclear plant. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In a March 2007 report to the MPSC, we indicated that we have managed the decommissioning trust fund to meet the annual NRC financial assurance requirements by withdrawing NRC radiological decommissioning costs from the trust fund and initially funding non-NRC greenfield costs out of corporate funds. In March 2006, we contributed corporate funds of $16 million to the trust fund to support the NRC radiological decommissioning costs. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent nuclear fuel on schedule, we are projecting the level of funds provided by the trust will fall short of the amount needed to complete decommissioning by an additional $36 million. This total of $52 million, which are costs associated with NRC radiological and non-NRC greenfield decommissioning work, are being funded out of corporate funds. We plan to seek recovery of expenditures that we have funded in future filings with the MPSC and have a $36 million regulatory asset recorded on our Consolidated Balance Sheets as of March 31, 2007.

Cost projections for Big Rock indicate a decommissioning cost of $389 million as of March 2007, of which we have incurred $387 million. These amounts exclude the additional costs for spent nuclear fuel storage due to the DOE's failure to accept this spent nuclear fuel on schedule. They also exclude post September 11 increased security costs that we are recovering through the security cost recovery provisions of Public Act 609 of 2002. These activities had no material impact on consolidated net income. Any remaining Big Rock decommissioning costs will initially be funded out of corporate funds.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortized nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charged certain disposal costs to nuclear fuel expense, recovered these costs through electric rates, and remitted them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $154 million at March 31, 2007. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We have recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided $155 million in security to Entergy for this obligation in the form of a letter of credit.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims. We filed our complaint in December 2002. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades


                                     CMS-51

                                                          CMS Energy Corporation

and Big Rock. We can make no assurance that the litigation against the DOE will be successful. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.

In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

Insurance: We maintained nuclear insurance coverage on our nuclear plants until Palisades and the Big Rock ISFSI were sold in April 2007. At Palisades, we maintained nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $30 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

At Palisades, we maintained nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear energy hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $15 million.

We also maintained insurance under a program that covers tort claims for bodily injury to nuclear workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, we remain responsible for a maximum assessment of up to $6 million. This requirement will end December 31, 2007.

Big Rock was insured for nuclear liability up to $544 million through nuclear insurance and the NRC indemnity, and we maintained a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

CONSUMERS' GAS UTILITY CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At March 31, 2007, we have a liability of $22 million, net of $60 million of expenditures incurred to date,


                                     CMS-52

                                                          CMS Energy Corporation

and a regulatory asset of $55 million. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing our remediation payments.

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

The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation

                                      Net Over-     GCR Cost of
GCR Year    Date Filed   Order Date    recovery      Gas Sold      Description of Net Overrecovery
--------    ----------   ----------   ----------   ------------   ---------------------------------
2005-2006   June 2006    April 2007   $3 million   $1.8 billion   The net overrecovery includes $1
                                                                  million interest income through
                                                                  March 2006, which resulted from a
                                                                  net underrecovery position during
                                                                  the majority of the GCR period.
                                                                  In 2007, the MPSC approved a
                                                                  settlement agreement, agreeing to
                                                                  a $3 million net overrecovery
                                                                  amount.

Overrecoveries in cost of gas sold are included in Accrued rate refunds on our Consolidated Balance Sheets.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 per mcf for the December 2005 through March 2006 billing period. We were able to maintain our GCR billing factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. We are unable to predict the outcome of this proceeding.

GCR plan for year 2006-2007: In August 2006, the MPSC issued an order for our 2006-2007 GCR Plan year, which resulted in approval of a settlement agreement that allowed a base GCR ceiling factor of $9.48 per mcf for the 12-month period of April 2006 through March 2007. We were able to maintain our GCR billing factor below the authorized level for that period.

GCR plan for year 2007-2008: In December 2006, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2007 through March 2008. Our request proposed using a GCR factor consisting of:

     -    a base GCR ceiling factor of $8.47 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.


                                              CMS-53

                                                          CMS Energy Corporation

The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of May 2007 is $8.24 per mcf.

2007 GAS RATE CASE: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates, of which $17 million would be contributed to a low income energy efficiency fund. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes to help assure a reasonable opportunity to recover costs regardless of sales levels.

OTHER CONTINGENCIES

GAS INDEX PRICE REPORTING LITIGATION: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of claimed inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. CMS MST has settled a master class action suit in California state court for $7 million. In March 2007, CMS Energy paid $7 million into a trust fund account following preliminary approval of the settlement by the judge. The settlement remains subject to final approval pending notice to members of the class, who have an opportunity to opt out of or object to the settlement.

In January 2007, CMS MST entered into a settlement agreement to collectively settle four class action suits originally filed in California federal courts for $700,000. On April 3, 2007, plaintiffs filed a motion for preliminary approval of this and other settlements. CMS Energy and the other CMS Energy defendants will continue to defend themselves vigorously in all of the remaining matters but cannot predict their outcome.

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

The ICSID Convention provides that either party may seek annulment of the award based upon five possible grounds specified in the Convention. Argentina's Application for Annulment was formally registered by ICSID on September 27, 2005. In March 2007, the Annulment matter was heard before a panel in Paris, and the matter is now before the panel pending a decision.


                                              CMS-54

                                                          CMS Energy Corporation

On December 28, 2005, certain insurance underwriters paid the sum of $75 million to CMS Gas Transmission in respect of their insurance obligations resulting from non-payment of the ICSID award. The payment, plus interest, is subject to repayment by CMS Gas Transmission in the event that the ICSID award is annulled. Pending the outcome of the annulment proceedings, CMS Energy has recorded the $75 million payment as a long-term deferred credit.

QUICKSILVER RESOURCES, INC.: Quicksilver sued CMS MST for breach of contract in connection with a Contract for Sale and Purchase of natural gas, pursuant to which Quicksilver agreed to sell, and CMS MST agreed to buy, natural gas. Quicksilver believes that it is entitled to more payments for natural gas than it has received. CMS MST disagrees with Quicksilver's analysis and believes that it has paid all amounts owed for delivery of gas pursuant to the contract. Quicksilver is seeking damages of up to approximately $126 million, plus prejudgment interest and attorney fees, which in our judgment is unsupported by the facts.

The matter was tried before a jury in March 2007. The jury made a finding that CMS MST has breached the agreement with Quicksilver, but found that Quicksilver had failed to prove damages and accordingly awarded zero compensatory damages to Quicksilver. However, the jury awarded $10 million in punitive damage against CMS MST. CMS MST will oppose the award of punitive damages on the basis that Texas law will not permit an award of punitive damages if no compensatory damages have been awarded. The trial court has scheduled a date in early May 2007 to consider motions to enter judgment by the opposing sides of the litigation. CMS Energy cannot predict the ultimate outcome of this matter.

T.E.S. FILER CITY AIR PERMIT ISSUE: In January 2007, we received a Notice of Violation from the EPA alleging that TES Filer City, a generating facility in which we have a 50 percent partnership interest, exceeded certain air permit limits. We are in discussions with the EPA with regard to these allegations, but cannot predict the financial impact or outcome of this issue.

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


                                              CMS-55

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

The following table describes our guarantees at March 31, 2007:

                                                                                               In Millions
----------------------------------------------------------------------------------------------------------
                                                                                                   FIN 45
                                                                                      Maximum     Carrying
Guarantee Description                      Issue Date         Expiration Date        Obligation    Amount
---------------------                     ------------   -------------------------   ----------   --------
Indemnifications from asset sales and
   other agreements (a)                   October 1995   Indefinite                    $1,113        $ 1

Standby letters of credit and loans (b)   Various        Various through May 2010          84         --

Surety bonds and other indemnifications   Various        Indefinite                         9         --

Guarantees and put options (c)            Various        Various through September        207          1
                                                         2027

Nuclear insurance retrospective
   premiums (d)                           Various        Indefinite                       137         --

------------
(a) The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from claims related to tax disputes and the failure of title to the assets or stock sold by us to the purchaser. We believe the likelihood of a loss for any remaining indemnifications to be remote.

(b) Standby letters of credit include letters of credit issued under an amended credit agreement with Citicorp USA, Inc. The amended credit agreement is supported by a guaranty issued by certain subsidiaries of CMS Energy. At March 31, 2007, letters of credit issued on behalf of unconsolidated affiliates totaling $64 million were outstanding.

(c) Maximum obligation includes $85 million related to the MCV Partnership's non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured their reimbursement obligation with an irrevocable letter of credit of up to $85 million.

(d) We maintained nuclear insurance coverage on our nuclear plants until Palisades and the Big Rock ISFSI were sold in April 2007. For more details on the sale of Palisades and Big Rock, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."


                                              CMS-56

                                                          CMS Energy Corporation

The following table provides additional information regarding our guarantees:

                                                                                       Events That
Guarantee Description                         How Guarantee Arose               Would Require Performance
---------------------                 -----------------------------------   --------------------------------
Indemnifications from asset sales     Stock and asset sales agreements      Findings of misrepresentation,
   and other agreements                                                     breach of warranties, and other
                                                                            specific events or circumstances

Standby letters of credit and loans   Credit agreement                      Non-payment by CMS Energy and
                                                                            Enterprises of obligations under
                                                                            the credit agreement

Surety bonds and other                Normal operating activity, permits    Nonperformance
   indemnifications                   and licenses

Guarantees and put options            Normal operating activity             Nonperformance or non-payment by
                                                                            a subsidiary under a related
                                                                            contract

                                      Agreement to provide power and        MCV Partnership's nonperformance
                                      steam to Dow                          or non-payment under a related
                                                                            contract

                                      Bay Harbor remediation efforts        Owners exercising put options
                                                                            requiring us to purchase
                                                                            property

Nuclear insurance retrospective       Normal operations of nuclear plants   Call by NEIL and Price-Anderson
   premiums                                                                 Act for nuclear incident

At March 31, 2007, certain contracts contained provisions allowing us to recover, from third parties, amounts paid under the guarantees. For example, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.

We enter into various agreements containing tax and other indemnification provisions in connection with a variety of transactions, including the sale of our interests in the MCV Partnership and the FMLP. In April 2007, we sold our interest in Palisades and the Big Rock ISFSI to Entergy. As part of the transaction, we entered into agreements containing tax and other indemnification provisions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

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

In May 2007, we sold our ownership interests in businesses in the Middle East, Africa, and India to TAQA. TAQA has assumed all contingent obligations related to our project-financing


                                     CMS-57

                                                          CMS Energy Corporation

security agreements. For more details on the sale of our ownership interests to TAQA, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

4: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                In Millions
                                         ----------------------------------
                                         March 31, 2007   December 31, 2006
                                         --------------   -----------------
CMS ENERGY CORPORATION
   Senior notes                              $2,271             $2,271
   Other long-term debt                           1                  1
                                             ------             ------
      Total - CMS Energy Corporation          2,272              2,272
                                             ------             ------
CONSUMERS ENERGY COMPANY
   First mortgage bonds                       3,172              3,172
   Senior notes and other                       654                652
   Securitization bonds                         332                340
                                             ------             ------
      Total - Consumers Energy Company        4,158              4,164
                                             ------             ------
OTHER SUBSIDIARIES                              325                331
                                             ------             ------
TOTAL PRINCIPAL AMOUNTS OUTSTANDING           6,755              6,767
   Current amounts                             (710)              (551)
   Net unamortized discount                     (13)               (14)
                                             ------             ------
Total Long-term debt                         $6,032             $6,202
                                             ======             ======

REVOLVING CREDIT FACILITIES: The following secured revolving credit facilities with banks are available at March 31, 2007:

                                                                               In Millions
------------------------------------------------------------------------------------------
                               Amount of    Amount       Outstanding
  Company    Expiration Date    Facility   Borrowed   Letters-of-Credit   Amount Available
----------   ---------------   ---------   --------   -----------------   ----------------
CMS Energy     May 18, 2010      $300         $--            $87                $213
Consumers     March 30, 2012      500          --             59                 441

We replaced our $300 million facility in April 2007 with a new $300 million credit facility that expires April 2, 2012. Consumers replaced its $500 million facility with a new $500 million credit facility in March 2007. The new facilities contain less restrictive covenants, and provide for lower fees and lower interest margins than the previous credit facilities.

DIVIDEND RESTRICTIONS: Under provisions of our senior notes indenture, at March 31, 2007, we had $400 million of unrestricted net assets available to pay common stock dividends. Our $300 million secured revolving credit facility restricted payments of dividends on our common stock during a 12-month period to $150 million. This restriction was removed with the new $300 million credit facility effective April 2, 2007.

Under the provisions of its articles of incorporation, at March 31, 2007, Consumers had $227 million of unrestricted retained earnings available to pay common stock dividends. The dividend restrictions in its


                                     CMS-58

                                                          CMS Energy Corporation

credit facility were removed in March 2007. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of Consumers' retained earnings. For the three months ended March 31, 2007, we received $94 million of common stock dividends from Consumers.

PREFERRED STOCK: In February 2007, our non-voting preferred subsidiary interest of $11 million was repurchased and redeemed for a cash payment of $32 million. The original $19 million addition to paid-in-capital was reversed and a $1 million redemption premium was charged to retained deficit.

CONTINGENTLY CONVERTIBLE SECURITIES: In March 2007, the $11.87 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock and the $12.81 per share conversion trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. As a result, these securities are convertible at the option of the security holders for the three months ending June 30, 2007, with the par value or principal payable in cash. As of April 2007, none of the security holders have notified us of their intention to convert these securities.

Because the 3.375 percent senior notes are convertible on demand, they are classified as current liabilities.

CAPITAL LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements, and office furniture. At March 31, 2007, capital lease obligations totaled $64 million.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, Consumers sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold $10 million of receivables at March 31, 2007 and $325 million of receivables at December 31, 2006. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against Consumers' other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under Consumers' accounts receivable sales program are shown in the following table:

                                                                 In Millions
                                                             ---------------
Three months Ended March 31                                   2007     2006
---------------------------                                  ------   ------
Net cash flow as a result of accounts receivable financing   $ (315)  $ (325)
Collections from customers                                   $1,928   $1,817
                                                             ======   ======


                                     CMS-59

                                                          CMS Energy Corporation

5: EARNINGS PER SHARE

The following table presents the basic and diluted earnings per share computations based on Loss from Continuing Operations:

                                                     In Millions, Except Per Share Amounts
                                                     -------------------------------------
Three Months Ended March 31                                       2007     2006
---------------------------                                      ------   ------
LOSS AVAILABLE TO COMMON STOCKHOLDERS
   Loss from Continuing Operations                               $  (31)  $  (32)
   Less Preferred Dividends and Redemption Premium                   (4)      (3)
                                                                 ------   ------
   Loss from Continuing Operations Available to
      Common Stockholders - Basic and Diluted                    $  (35)  $  (35)
                                                                 ======   ======
AVERAGE COMMON SHARES OUTSTANDING
    Weighted Average Shares - Basic and Diluted                   221.5    219.1

LOSS PER AVERAGE COMMON SHARE
   AVAILABLE TO COMMON STOCKHOLDERS
      Basic                                                      $(0.16)  $(0.16)
      Diluted                                                    $(0.16)  $(0.16)
                                                                 ======   ======

Contingently Convertible Securities: For the three months ended March 31, 2007, we recorded a loss from continuing operations. Due to antidilution, there was no impact to diluted EPS from our contingently convertible securities. Assuming positive income from continuing operations, our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. Had there been positive income from continuing operations, our contingently convertible securities would have contributed an additional 19.1 million shares to the calculation of diluted EPS for the three months ended March 31, 2007.

Stock Options, Warrants and Restricted Stock: For the three months ended March 31, 2007, due to antidilution, there was no impact to diluted EPS for 1.9 million shares of unvested restricted stock awards and for options and warrants to purchase 0.4 million shares of common stock. For the three months ended March 31, 2006, due to antidilution, there was no impact to diluted EPS for 0.9 million shares of unvested restricted stock awards and for options and warrants to purchase 0.5 million shares of common stock. An additional 1.4 million stock options at March 31, 2007 and 1.9 million stock options at March 31, 2006, were excluded from the diluted EPS calculation because the exercise price was greater than the average market price of our common stock. These stock options have the potential to dilute EPS in the future.

Convertible Debentures: For the three months ended March 31, 2007, due to antidilution, there was no impact to diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:

     - increased the numerator of diluted EPS by $2 million for the three months ended March 31, 2007, from an assumed reduction of interest expense, net of tax, and

     -    increased the denominator of diluted EPS by 4.2 million shares.

We can revoke the conversion rights if certain conditions are met.


                                     CMS-60

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

The cost and fair value of our long-term debt instruments including current maturities are as follows:

                                                                                     In Millions
                                   -------------------------------------------------------------
                                           March 31, 2007                December 31, 2006
                                   -----------------------------   -----------------------------
                                             Fair     Unrealized             Fair     Unrealized
                                    Cost     Value   Gain (Loss)    Cost     Value   Gain (Loss)
                                   ------   ------   -----------   ------   ------   -----------
Long-term debt                     $6,742   $7,028      $(286)     $6,753   $6,949      $(196)
Long-term debt - related parties      178      152         26         178      155         23
                                   ======   ======      =====      ======   ======      =====

The summary of our available-for-sale investment securities is as follows:

                                                                                                               In Millions
                                           -------------------------------------------------------------------------------
                                                       March 31, 2007                          December 31, 2006
                                           --------------------------------------   --------------------------------------
                                                  Unrealized   Unrealized    Fair          Unrealized   Unrealized    Fair
                                           Cost     Gains        Losses     Value   Cost     Gains        Losses     Value
                                           ----   ----------   ----------   -----   ----   ----------   ----------   -----
Nuclear decommissioning investments: (a)
   Equity securities                       $142      $149         $(4)       $287   $140      $150         $(4)       $286
   Debt securities                          228         2          (2)        228    307         4          (2)        309
SERP:
   Equity securities                         36        22          (1)         57     36        21          --          57
   Debt securities                           13        --          --          13     13        --          --          13
                                           ====      ====         ===        ====   ====      ====         ===        ====

(a) In preparation for the sale of Palisades, these investments also held cash and cash equivalents totaling $91 million at March 31, 2007. In April 2007, we sold Palisades and the Big Rock ISFSI to Entergy. Accordingly, we transferred $252 million in trust fund assets to Entergy. For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 3, Contingencies, "Other Consumers' Electric Utility Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."

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

The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No.
133. If a contract is a derivative, it is recorded on our consolidated balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to


                                     CMS-61

                                                          CMS Energy Corporation

reflect any change in the market value of the contract, a practice known as marking the contract to market. From time to time, we enter into cash flow hedges. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in AOCL; otherwise, the changes are reported in earnings.

For a derivative instrument to qualify for cash flow hedge accounting:

     - the relationship between the derivative instrument and the forecasted transaction being hedged must be formally documented at inception,

     - the derivative instrument must be highly effective in offsetting the hedged transaction's cash flows, and

     -    the forecasted transaction being hedged must be probable.

If a derivative qualifies for cash flow hedge accounting treatment and gains or losses are recorded in AOCL, those gains or losses will be reclassified into earnings in the same period or periods the hedged forecasted transaction affects earnings. If a cash flow hedge is terminated early because it is determined that the forecasted transaction will not occur, any gain or loss recorded in AOCL at that date is recognized immediately in earnings. If a cash flow hedge is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and then reclassified to earnings when the forecasted transaction affects earnings. The ineffective portion, if any, of all hedges is recognized in earnings.

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

The majority of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:

     - they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas),

     -    they qualify for the normal purchases and sales exception, or

     -    there is not an active market for the commodity.

Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives and the resulting mark-to-market impact on earnings could be material.

Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:


                                     CMS-62

                                                          CMS Energy Corporation

                                                                      In Millions
                          -------------------------------------------------------
                                March 31, 2007              December 31, 2006
                          --------------------------   --------------------------
                                  Fair    Unrealized           Fair    Unrealized
Derivative Instruments    Cost   Value   Gain (Loss)   Cost   Value   Gain (Loss)
----------------------    ----   -----   -----------   ----   -----   -----------
CMS ERM derivative
   contracts:
   Non-trading electric
      / gas contracts      --      34         34        --      31         31
   Trading electric
      / gas contracts      (9)    (68)       (59)      (11)    (68)       (57)
Derivative contracts
associated with equity
investments in:
   Shuweihat               --     (14)       (14)       --     (14)       (14)
   Taweelah               (35)    (12)        23       (35)    (11)        24
   Jorf Lasfar             --      (4)        (4)       --      (5)        (5)
   Other                   --       1          1        --       1          1

We record the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The fair value of derivative contracts associated with our equity investments is included in Investments - Enterprises on our Consolidated Balance Sheets.

CMS ERM CONTRACTS: CMS ERM enters into and owns energy contracts that support CMS Energy's ongoing operations. CMS ERM holds certain contracts for the future purchase and sale of natural gas that will result in physical delivery of the commodity at contractual prices. These forward contracts are generally long-term in nature and are classified as non-trading. CMS ERM also uses various financial instruments, including swaps, options, and futures, to manage commodity price risks associated with its forward purchase and sale contracts and with generation assets owned by CMS Energy or its subsidiaries. These financial contracts are classified as trading activities.

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

DERIVATIVE CONTRACTS ASSOCIATED WITH EQUITY INVESTMENTS: At March 31, 2007, some of our equity method investees, specifically Taweelah, Shuweihat, Jorf Lasfar, and Jubail, held:

     - interest rate contracts that hedged the risk associated with variable-rate debt, and

     - foreign exchange contracts that hedged the foreign currency risk associated with payments to be made under operating and maintenance service agreements.

We recorded our proportionate share of the change in fair value of these contracts in AOCL if the contracts qualified for cash flow hedge accounting; otherwise, we recorded our share in Earnings from Equity Method Investees. At March 31, 2007, there was no ineffectiveness associated with any of the contracts that qualify for cash flow hedge accounting.

In May 2007, we sold our ownership interest in businesses in the Middle East, Africa, and India, including Taweelah, Shuweihat,


                                     CMS-63

                                                          CMS Energy Corporation

Jorf Lasfar, and Jubail. As a result of that sale, we will no longer recognize gains or losses related to changes in the fair value of the derivative contracts held by these equity method investees. At March 31, 2007, we had accumulated a cumulative net loss of $14 million, net of tax, in AOCL representing our proportionate share of mark-to-market gains and losses from cash flow hedges held by the equity method investees. At the date we closed the sale, this amount, adjusted for any additional changes in fair value, was reclassified and recognized in earnings as part of the sale. This amount comprised the total amount we had recorded in AOCL related to derivative instruments.

Any changes in the fair value of these contracts recognized before the closing did not affect the sales price of our interest in these equity method investees. For additional details on the sale of our interest in these equity method investees, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

FOREIGN EXCHANGE DERIVATIVES: In the past, we have used forward exchange and option contracts to hedge the value of investments in foreign operations. These contracts limited the risk from currency exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the hedged investments. At March 31, 2007, we had no outstanding foreign exchange contracts. However, the impact of previous hedges on our investments in foreign operations is reflected in AOCL as a component of the foreign currency translation adjustment on our Consolidated Balance Sheets. Gains or losses from the settlement of these hedges are maintained in the foreign currency translation adjustment until we sell or liquidate the hedged investments. At March 31, 2007, our total foreign currency translation adjustment was a net loss of $169 million, which included a net hedging loss of $22 million, net of tax, related to the settlement of these contracts.

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

CMS ERM enters into contracts primarily with companies in the electric and gas industry. This industry concentration may have an impact on our exposure to credit risk, either positively or negatively, based on how these counterparties are affected by similar changes in economic conditions, the weather, or other conditions. CMS ERM typically uses industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty, thereby reducing exposure. These contracts also typically provide for the parties to demand adequate assurance of future performance when there are reasonable grounds for doing so.

The following table illustrates our exposure to potential losses at March 31, 2007, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.


                                     CMS-64

                                                          CMS Energy Corporation

                                                                 In Millions
----------------------------------------------------------------------------
                                                    Net         Net Exposure
           Exposure                            Exposure from        from
            Before                               Investment      Investment
          Collateral   Collateral      Net         Grade           Grade
              (a)         Held      Exposure     Companies     Companies (%)
          ----------   ----------   --------   -------------   -------------
CMS ERM       $46          $ -         $46          $ -               0%

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

In April 2007, we sold the Palisades nuclear plant to Entergy. Employees transferred to Entergy as a result of the sale no longer participate in our retirement benefit plans. In April 2007, we recorded a net reduction of $27 million in pension SFAS No. 158 regulatory assets with a corresponding decrease of $27 million in pension liabilities on our Consolidated Balance Sheets. We also recorded a net reduction of $15 million in OPEB regulatory SFAS No. 158 assets with a corresponding decrease of $15 million in OPEB liabilities. The following table shows the net adjustment:

                                        Pension   OPEB
                                        -------   ----
Plan liability transferred to Entergy     $44      $20
Trust assets transferred to Entergy        17        5
                                          ---      ---
Net adjustment                            $27      $15
                                          ===      ===

Beginning May 1, 2007, the CMS Energy Common Stock Fund will no longer be an investment option available for new investments in the 401(k) Savings Plan and the employer's match will no longer be in CMS Energy Stock. Participants will have an opportunity to reallocate investments in the CMS Energy Stock Fund to other plan investment alternatives. Beginning November 1, 2007, any remaining shares in the CMS Energy Stock Fund will be sold and the sale proceeds will be reallocated to other plan investment options. At March 31, 2007, there were 10 million shares of CMS Energy Common Stock in the CMS Energy Stock Fund.


                                     CMS-65

                                                          CMS Energy Corporation

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.

Costs: The following table recaps the costs, other changes in plan assets, and benefit obligations incurred in our retirement benefits plans:

                                                              In Millions
                                                -------------------------
                                                  Pension         OPEB
                                                -----------   -----------
Three Months Ended March 31                     2007   2006   2007   2006
---------------------------                     ----   ----   ----   ----
Service cost                                    $ 12   $ 12   $  6   $  6
Interest expense                                  22     21     17     16
Expected return on plan assets                   (20)   (22)   (16)   (14)
Amortization of:
   Net loss                                       11     11      6      5
   Prior service cost (credit)                     2      2     (2)    (3)
                                                ----   ----   ----   ----
Net periodic cost                                 27     24     11     10
Regulatory adjustment                             (4)    (3)    (2)    --
                                                ----   ----   ----   ----
Net periodic cost after regulatory adjustment   $ 23   $ 21   $  9   $ 10
                                                ====   ====   ====   ====

8: INCOME TAXES

The principal components of deferred tax assets (liabilities) recognized on our Consolidated Balance Sheets both before and after the adoption of FIN 48 are as follows:

                                                   In Millions
                                           -------------------
                                           01/01/07   12/31/06
                                           --------   --------
Property                                    $(592)     $(790)
Securitized costs                            (177)      (177)
Employee benefits                              38         38
Gas inventories                              (168)      (168)
Tax loss and credit carryforwards             700        867
SFAS No. 109 regulatory liabilities, net      189        189
Foreign investments inflation indexing         86         86
Valuation allowances                         (216)      (116)
Other, net                                    103        106
                                            -----      -----
Net deferred tax assets (liabilities)       $ (37)     $  35
                                            =====      =====

As a result of the implementation of FIN 48, we have identified additional uncertain tax benefits of $11 million as of January 1, 2007. Included in this amount is an increase in our valuation allowance of $100 million, decreases to tax reserves of $61 million and a decrease to deferred tax liabilities of $28 million. In addition, our equity method investment, Jorf Lasfar, in which we held a 50 percent interest,


                                     CMS-66

                                                          CMS Energy Corporation

identified $26 million of uncertain tax benefits in its adoption of FIN 48 for U.S. GAAP purposes. We have reflected our share of this amount, $13 million, as a reduction to our beginning retained earnings balance and in our investment in the subsidiary. Thus, our beginning retained earnings was reduced by $24 million as a result of the adoption of FIN 48.

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several states. CMS Energy and its subsidiaries also file separate company income tax returns in several states. The only significant state tax paid by CMS Energy is in Michigan. However, since the Michigan Single Business Tax is not an income tax, it is not part of the FIN 48 analysis. For the U.S. federal income tax return, CMS Energy completed examinations by federal taxing authorities for its taxable years prior to 2002. The federal income tax returns for the years 2002 through 2005 are open under the statute of limitations.

We have reflected a net interest liability of $3 million related to our uncertain income tax positions on our Consolidated Balance Sheets as of January 1, 2007. We have not accrued any penalties with respect to uncertain tax benefits. We recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense.

As of the date of adoption of FIN 48, we had valuation allowances against certain U.S. and foreign deferred tax assets totaling $216 million and other uncertain tax positions of $31 million, resulting in total unrecognized benefits of $247 million. Of this amount, $217 million would result in a decrease in our effective tax rate, if recognized. We released $81 million of our valuation allowance in the first quarter of 2007, due to the anticipated sales of our foreign investments, as reflected in our effective tax rate reconciliation. Therefore, remaining uncertain tax benefits that would reduce our effective tax rate beyond this quarter are $136 million. As we continue to market our foreign investments, it is reasonably possible that additional valuation allowance adjustments could be made. We are not in a position to estimate any additional adjustment at this date, other than to state that we have no expectation of reversing any of the $86 million valuation allowance attributable to the inflation indexing of our Venezuelan investment. We are not expecting any other material changes to our uncertain tax positions over the next 12 months.

The actual income tax benefit on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to loss before income taxes as follows:


                                     CMS-67

                                                          CMS Energy Corporation

                                                 In Millions
                                               -------------
Quarters ended March 31                         2007    2006
-----------------------                        ------   ----
Loss before income taxes                       $(101)   $(60)
                                               -----    ----
Statutory federal income tax rate               x 35%   x 35%
                                               -----    ----
Expected income tax benefit                      (35)    (21)
Increase (decrease) in taxes from:
   Property differences                            5       6
   Income tax effect of foreign investments        2      (1)
   Indefinite deferral projects for U.S. tax      43      (8)
   Income tax credit amortization                 (1)     (1)
   Medicare Part D exempt income                  (2)     (2)
   Tax exempt income                              (1)     (1)
   Valuation allowance                           (81)     --
                                               -----    ----
Recorded income benefit                        $ (70)   $(28)
                                               -----    ----
Effective tax rate                                69%     47%
                                               =====    ====

U.S. income taxes are not recorded on the undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely. Upon distribution, those earnings may be subject to both U.S. income taxes (adjusted for foreign tax credits or deductions) and withholding taxes payable to various foreign countries. During the first quarter of 2007, we announced we had signed agreements or plans to sell substantially all of our foreign assets or subsidiaries. These anticipated sales resulted in the recognition in 2007 of $63 million of U.S. income tax expense associated with the change in our determination of our permanent reinvestment of these undistributed earnings, with $43 million of this amount reflected in income from continuing operations and $20 million in discontinued operations. With this recognition, U.S. tax has now been provided on all foreign undistributed earnings.

9:   ASSET RETIREMENT OBLIGATIONS

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


                                     CMS-68

                                                          CMS Energy Corporation

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FIN 47.

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

March 31, 2007                                                                In Millions
-----------------------------------------------------------------------------------------
                                In Service                                          Trust
ARO Description                    Date      Long-Lived Assets                       Fund
---------------                 ----------   ------------------------------------   -----
Palisades-decommission
   plant site                         1972   Palisades nuclear plant                 $604
Big Rock-decommission
   plant site                         1962   Big Rock nuclear plant                     2
JHCampbell intake/discharge
   water line                         1980   Plant intake/discharge water line         --
Closure of coal ash disposal
   areas                           Various   Generating plants coal ash areas          --
Closure of wells at gas
   storage fields                  Various   Gas storage fields                        --
Indoor gas services equipment
   relocations                     Various   Gas meters located inside structures      --
Asbestos abatement                    1973   Electric and gas utility plant            --
Natural gas-fired power plant         1997   Gas fueled power plant                    --
Close gas treating plant and
   gas wells                       Various   Gas transmission and storage              --

                                                                                             In Millions
--------------------------------------------------------------------------------------------------------
                                     ARO                                                          ARO
                                  Liability                                        Cash flow   Liability
ARO Description                    12/31/06   Incurred   Settled (a)   Accretion   Revisions    3/31/07
---------------                   ---------   --------   -----------   ---------   ---------   ---------
Palisades - decommission           $401          $--         $--          $ 7         $ 2         $410
Big Rock - decommission               2           --          --            1          --            3
JHCampbell intake line               --           --          --           --          --           --
Coal ash disposal areas              57           --          (1)           1          --           57
Wells at gas storage fields           1           --          --           --          --            1
Indoor gas services relocations       1           --          --           --          --            1
Asbestos abatement                   35           --          (1)           1          --           35
Natural gas-fired power plant         1           --          (1)          --          --           --
Close gas treating plant and
   gas wells                          2           --          (1)          --          --            1
                                   ----          ---         ---          ---         ---         ----
   Total                           $500(a)       $--         $(4)         $10         $ 2         $508
                                   ====          ===         ===          ===         ===         ====

(a) $2 million in ARO liabilities moved to Noncurrent liabilities held for sale on our Consolidated Balance Sheets at December 31, 2006. These AROs were subsequently settled as a result of the sale of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy. Cash payments of $2 million are included in the Other current and non-current liabilities line in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

In April 2007, we sold Palisades to Entergy and paid Entergy to assume ownership and responsibility for the Big Rock ISFSI. Our AROs related to Palisades and Big Rock ISFSI ended with the sale and the related ARO liabilities will be removed from our Consolidated Balance Sheets. We also expect to


                                     CMS-69

                                                          CMS Energy Corporation

remove the Big Rock ARO related to the plant in the second quarter of 2007 due to the completion of decommissioning.

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In August 2006, the ALJ issued a Proposal for Decision that included recommendations that the MPSC:

- adopt SFAS No. 143 and FERC Order No. 631 for accounting purposes but not for ratemaking purposes,

-    consider adopting standardized retirement units for certain accounts,

-    consider revising the method of determining cost of removal, and

- withhold approving blanket regulatory asset and regulatory liability accounting treatment related to ARO, stating that modifications to the MPSC's Uniform System of Accounts should precede any such accounting approval.

We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

10:  EQUITY METHOD INVESTMENTS

Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting, in accordance with APB Opinion No. 18. Earnings from equity method investments were $19 million for the three months ended March 31, 2007 and $36 million for the three months ended March 31, 2006. The amount of consolidated retained earnings that represent undistributed earnings from these equity method investments were $6 million as of March 31, 2007 and $15 million as of March 31, 2006. The most significant of these investments was our 50 percent interest in Jorf Lasfar, which was sold in May 2007.

Summarized financial information for Jorf Lasfar is as follows:

Income Statement Data

                            In Millions
                     ------------------
JORF LASFAR          Three Months Ended
-----------          ------------------
March 31                 2007   2006
--------                 ----   ----
Operating revenue        $124   $118
Operating expense          83     78
                         ----   ----
Operating income           41     40
Other expense, net         36     15
                         ----   ----
Net income               $  5   $ 25
                         ====   ====


                                     CMS-70

                                                          CMS Energy Corporation

11:  REPORTABLE SEGMENTS

Our reportable segments consist of business units organized and managed by the nature of products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.

"Other" includes corporate interest and other expenses and benefits. The following tables show our financial information by reportable segment:

                                                            In Millions
                                                     ------------------
                                                     Three Months Ended
                                                     ------------------
March 31                                                2007     2006
--------                                                ----     ----
Operating Revenue
   Electric utility                                    $  844   $  729
   Gas utility                                          1,211    1,041
   Enterprises                                            182      167
                                                       ------   ------
Total Operating Revenue                                $2,237   $1,937
                                                       ------   ------
Net Income (Loss) Available to Common Stockholders
   Electric utility                                    $   51   $   29
   Gas utility                                             57       37
   Enterprises                                           (187)     (58)
   Discontinued operations                               (180)       8
   Other                                                   44      (43)
                                                       ------   ------
Total Net Loss Available to Common Stockholders        $ (215)  $  (27)
                                                       ======   ======

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
Assets
   Electric utility (a)                           $ 8,557           $ 8,516
   Gas utility (a)                                  3,410             3,950
   Enterprises (b)                                  2,313             2,339
   Other                                              997               566
                                                  -------           -------
Total Assets                                      $15,277           $15,371
                                                  =======           =======

(a) Amounts include a portion of Consumers' other common assets attributable to both the electric and gas utility businesses.

(b) Includes $273 million of assets classified as held for sale at March 31, 2007 and $469 million at December 31, 2006.


                                     CMS-71

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In this MD&A, Consumers Energy, which includes Consumers Energy Company and all of its subsidiaries, is at times referred to in the first person as "we," "our" or "us." This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers Energy's Form 10-K for the year ended December 31, 2006.

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy related services. Our businesses are affected primarily by:

     -    weather, especially during the normal heating and cooling seasons,

     -    economic conditions,

     -    regulation and regulatory issues,

     -    energy commodity prices,

     -    interest rates, and

     -    our debt credit rating.

During the past several years, our business strategy has involved improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service.

In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock Independent Spent Fuel Storage Installation (ISFSI). We entered into a 15-year power purchase agreement with Entergy for 100 percent of the plant's current electric output. The sale resulted in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. The MPSC order approving the transaction requires that $255 million be credited to our retail customers through refunds applied over the remainder of 2007 and 2008.

Natural gas prices are volatile and have an impact on working capital and cash flow. Although our natural gas costs are recoverable from our utility customers, higher-priced natural gas stored as inventory requires additional liquidity due to the lag in cost recovery.

                                                        Consumers Energy Company

In the future, we will continue to focus on:

     - investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity,

     -    growing earnings while controlling operating costs, and

     -    managing cash flow issues.

As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan's automotive industry and limited growth in the non-automotive sectors of the state's economy. The return of ROA customer load has offset some of these negative effects. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 19 percent of ROA load compared to March 31, 2006.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:

     - the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates, and the energy industry,

     - market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

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

                                                        Consumers Energy Company

     - recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

     - power supply and natural gas supply costs when fuel prices are increasing and (or) fluctuating,

     - timely recognition in rates of additional equity investments in Consumers,

     - adequate and timely recovery of additional electric and gas rate-based investments,

     - adequate and timely recovery of higher MISO energy and transmission costs,

     - recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

     -    recovery of Palisades plant sale-related costs, and

     - impact of possible regulation or legislation regarding carbon dioxide and other greenhouse gas emissions,

- the effects on our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if we exercise our regulatory out rights and the owners of the MCV Facility exercise their right to terminate the MCV PPA,

- federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

- energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation costs problems, or other developments,

-    our ability to collect accounts receivable from our customers,

- earnings volatility as a result of the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods,

- the effect on our electric utility of the direct and indirect impacts of the continued economic downturn experienced by our automotive and automotive parts manufacturing customers,

- potential disruption or interruption of facilities or operations due to accidents or terrorism, and the ability to obtain or maintain insurance coverage for such events,

- the outcome of pending litigation regarding the DOE liability for spent nuclear fuel storage during former ownership and operation of nuclear power plants,

-    technological developments in energy production, delivery, and usage,

-    achievement of capital expenditure and operating expense goals,

-    changes in financial or regulatory accounting principles or policies,

- changes in tax laws or new IRS interpretations of existing or past tax laws,

- outcome, cost, and other effects of legal and administrative proceedings, settlements,

                                                        Consumers Energy Company

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

                                                        Consumers Energy Company

RESULTS OF OPERATIONS

NET INCOME AVAILABLE TO COMMON STOCKHOLDER

                                                                      In Millions
                                                             --------------------
Three months ended March 31                                  2007   2006   Change
---------------------------                                  ----   ----   ------
   Electric                                                  $ 51   $ 29    $ 22
   Gas                                                         57     37      20
   Other (Includes the MCV Partnership and FMLP interests)      4    (56)     60
                                                             ----   ----    ----
Net income available to common stockholder                   $112   $ 10    $102
                                                             ====   ====    ====

For the three months ended March 31, 2007, net income available to our common stockholder was $112 million, compared to $10 million for the three months ended March 31, 2006. The increase primarily reflects the sale of our ownership interest in the MCV Partnership in late 2006. Accordingly, in 2007 we are no longer experiencing mark-to-market losses on certain long-term gas contracts and associated financial hedges at the MCV Partnership. The increase also reflects higher net income from our electric and gas utilities due to higher, weather-driven sales caused by colder weather compared to 2006, and a gas rate increase authorized in November 2006. Partially offsetting these gains are higher operating and maintenance expenses at our gas utility.

Specific changes to net income available to our common stockholder for 2007 versus 2006 are:

                                                                     In Millions
                                                                     -----------
-    decrease in losses from our ownership interest in the MCV
     Partnership primarily due to the absence, in 2007, of
     mark-to-market losses on certain long-term gas contracts and
     financial hedges,                                                   $ 57

-    increase in gas delivery revenue primarily due to the MPSC's
     November 2006 gas rate order,                                         21

-    increase in electric delivery revenue primarily due to colder
     weather, and                                                          15

-    increase in gas delivery revenue primarily due to colder
     weather                                                                9
                                                                         ----
Total Change                                                             $102
                                                                         ====

                                                        Consumers Energy Company

ELECTRIC UTILITY RESULTS OF OPERATIONS

                                                                    In Millions
                                                           --------------------
March 31                                                   2007   2006   Change
--------                                                   ----   ----   ------
Net Income for the three months ended                       $51    $29     $22
                                                            ===    ===     ===
Reasons for the change:
Electric deliveries                                                        $24
Other operating expenses, other income
   and non-commodity revenue                                                 9
General taxes                                                               (4)
Interest charges                                                             1
Income taxes                                                                (8)
                                                                           ---
Total change                                                               $22
                                                                           ===

ELECTRIC DELIVERIES: In the first quarter of 2007, electric delivery revenues increased by $24 million over 2006 as deliveries to end-use customers were 9.5 billion kWh, an increase of 0.2 billion kWh or 2 percent versus 2006. The increase in electric deliveries was primarily due to colder weather in the first quarter of 2007 versus 2006 and resulted in an increase in electric delivery revenue of $17 million. Average temperatures in the first quarter of 2007 were
3.8 degrees colder than the same period last year.

In the first quarter of 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. Due to timing considerations, this surcharge increased electric delivery revenue by $5 million in the first quarter of 2007 versus 2006.

The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers. This amount represents a decrease of 19 percent compared to March 31, 2006. The return of former ROA customers to full-service rates increased electric delivery revenue $2 million in the first quarter of 2007 versus 2006.

OTHER OPERATING EXPENSES, OTHER INCOME AND NON-COMMODITY REVENUE: In the first quarter of 2007, other operating expenses decreased $1 million, other income increased $6 million, and non-commodity revenue increased $2 million versus 2006.

The decrease in other operating expenses was primarily due to lower operating and maintenance expense, including reductions to certain workers' compensation and injuries and damages expense. These decreases were offset partially by higher depreciation, amortization, and overhead expense. Operating and maintenance expense decreased primarily due to the absence, in 2007, of costs incurred in 2006 related to a planned refueling outage at our Palisades nuclear plant, and lower overhead line maintenance and storm restoration costs. Depreciation and amortization expense increased due to higher plant in service and greater amortization of certain regulatory assets. Overhead expense increased primarily due to costs related to our voluntary separation program and costs associated with our utility reorganization.

The increase in other income was primarily due to higher income associated with our Section 10d(4) Regulatory Asset. This increase reflects the absence, in 2007, of the impact of the MPSC's final order in

                                                        Consumers Energy Company

this case. The increase in non-commodity revenue was primarily due to higher revenue from customer late payment fees.

GENERAL TAXES: In the first quarter of 2007, general tax expense increased primarily due to higher property tax and MSBT expense versus 2006.

INTEREST CHARGES: In the first quarter of 2007, interest charges decreased due to lower average debt levels and lower interest expense associated with potential customer refunds versus 2006.

INCOME TAXES: In the first quarter of 2007, income taxes increased primarily due to higher earnings by the electric utility versus 2006. Partially offsetting this increase is the absence, in 2007, of adjustments to certain deferred tax balances. For additional details, see Note 7, Income Taxes.

GAS UTILITY RESULTS OF OPERATIONS

                                                                     In Millions
                                                            --------------------
March 31                                                    2007   2006   Change
--------                                                    ----   ----   ------
Net Income for the three months ended                       $ 57    $37    $ 20
                                                            ====    ===    ====
Reasons for the change:
Gas deliveries                                                             $ 14
Gas rate increase                                                            33
Other gas revenue and other income                                            4
Operation and maintenance                                                   (13)
Depreciation and general taxes                                               (5)
Interest charges                                                             (2)
Income taxes                                                                (11)
                                                                           ----
Total change                                                               $ 20
                                                                           ----

GAS DELIVERIES: In the first quarter of 2007, gas delivery revenues increased by $14 million over 2006 as deliveries, including miscellaneous transportation to end-use customers, were 137 bcf, an increase of 14 bcf or 11 percent versus 2006. The increase in gas deliveries was primarily due to colder weather in the first quarter of 2007 versus 2006. Average temperatures in the first quarter of 2007 were 3.8 degrees colder than the same period last year.

GAS RATE INCREASE: In November 2006, the MPSC issued an order authorizing an annual rate increase of $81 million. As a result of this order, gas revenues increased $33 million for the first quarter of 2007 versus 2006.

OTHER GAS REVENUE AND OTHER INCOME: In the first quarter of 2007, other gas revenue and other income increased $4 million versus 2006 primarily due to higher pipeline capacity optimization revenue.

OPERATION AND MAINTENANCE: In the first quarter of 2007, operation and maintenance expenses increased versus 2006 primarily due to higher customer service and overhead expense. Customer service expense increased primarily due to higher uncollectible accounts expense and contributions, beginning in November 2006 pursuant to a November 2006 MPSC order, to a fund that provides energy assistance to low-income customers. Overhead expense increased primarily due to costs related to our voluntary

                                                        Consumers Energy Company

separation program and costs associated with our utility reorganization.

DEPRECIATION AND GENERAL TAXES: In the first quarter of 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. General tax expense also increased, primarily due to higher property tax expense.

INTEREST CHARGES: In the first quarter of 2007, interest charges reflect higher interest on our GCR overrecovery balance, offset partially by lower average debt levels versus 2006.

INCOME TAXES: In the first quarter of 2007, income taxes increased versus 2006 primarily due to higher earnings by the gas utility.

OTHER NONUTILITY RESULTS OF OPERATIONS

                                                                     In Millions
                                                            --------------------
March 31                                                    2007   2006   Change
--------                                                    ----   ----   ------
                                                            ---    ----     ---
Net Income for the three months ended                        $4    $(56)    $60
                                                            ===    ====     ===

In the first quarter of 2007, net income from other nonutility operations was $4 million, an increase of $60 million versus 2006. In late 2006 we sold our ownership interest in the MCV Partnership. The change in earnings reflects the absence, in 2007, of a $57 million loss related to our ownership interest in the MCV Partnership. The loss in 2006 primarily reflects mark-to-market losses on certain long-term gas contracts and associated financial hedges.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are important to an understanding of our results of operations and financial condition and should be considered an integral part of our MD&A. For additional accounting policies, see Note 1, Corporate Structure and Accounting Policies.

USE OF ESTIMATES AND ASSUMPTIONS

We use estimates and assumptions in preparing our consolidated financial statements that may affect reported amounts and disclosures. We use accounting estimates for asset valuations, depreciation, amortization, financial and derivative instruments, employee benefits, and contingencies. For example, we estimate the rate of return on plan assets and the cost of future health-care benefits to determine our annual pension and other postretirement benefit costs. Actual results may differ from estimated results due to factors such as changes in the regulatory environment, competition, regulatory decisions, and lawsuits.

CONTINGENCIES: We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that a loss is probable and the amount of loss can be reasonably estimated. We use the principles in SFAS No. 5 when recording estimated liabilities for contingencies. We consider many factors in making these assessments, including the history and specifics of each matter. We discuss significant contingencies in the "Outlook" section included in this MD&A.

                                                        Consumers Energy Company

ACCOUNTING FOR FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

FINANCIAL INSTRUMENTS: Debt and equity securities classified as available-for-sale are reported at fair value determined from quoted market prices. Debt and equity securities classified as held-to-maturity are reported at cost.

Unrealized gains or losses resulting from changes in fair value of certain available-for-sale debt and equity securities are reported, net of tax, in equity as part of AOCI. Unrealized gains or losses are excluded from earnings unless the related changes in fair value are determined to be other than temporary. Unrealized gains or losses on our nuclear decommissioning investments are reflected as regulatory liabilities on our Consolidated Balance Sheets. Realized gains or losses would not affect our consolidated earnings or cash flows.

DERIVATIVE INSTRUMENTS: We account for derivative instruments in accordance with SFAS No. 133. Since the year ended December 31, 2006, there have been no significant changes in the amount or types of derivatives that we hold or to how we account for derivatives. For additional details on our derivatives, see Note 4, Financial and Derivative Instruments.

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

MARKET RISK INFORMATION: The following is an update of our risk sensitivities since December 31, 2006. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.

Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

                                                                                       In Millions
                                                                ----------------------------------
                                                                March 31, 2007   December 31, 2006
                                                                --------------   -----------------
Variable-rate financing - before tax annual earnings exposure        $  2               $  3
Fixed-rate financing - potential REDUCTION in fair value (a)          128                134

(a) Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.

                                                        Consumers Energy Company

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                       In Millions
                                                                ----------------------------------
                                                                March 31, 2007   December 31, 2006
                                                                --------------   -----------------
Potential REDUCTION in fair value of fixed fuel price
   contracts (a)                                                      $--                $1

(a) In 2006, we entered into two contracts that fix the prices we pay for gasoline and diesel fuel used in our fleet vehicles and equipment through September 2007. These contracts are derivatives with an immaterial fair value at March 31, 2007.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

                                                                                       In Millions
                                                                ----------------------------------
                                                                March 31, 2007   December 31, 2006
                                                                --------------   -----------------
Potential REDUCTION in fair value of available-for-sale
   equity securities (SERP investments and investment in CMS
   Energy common stock)                                               $6                 $6

We maintained trust funds, as required by the NRC, for the purpose of funding certain costs of nuclear plant decommissioning through April 2007, the date of the sale of Palisades. These funds were invested primarily in equity securities, fixed-rate, fixed-income debt securities, and cash and cash equivalents, and have been recorded at fair value on our Consolidated Balance Sheets. These investments were exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear plant decommissioning recognized that costs were recovered through our electric rates, fluctuations in equity prices or interest rates did not affect our consolidated earnings or cash flows.

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

These accounting policies were disclosed in our 2006 Form 10-K and there have been no subsequent material changes.

                                                        Consumers Energy Company

CAPITAL RESOURCES AND LIQUIDITY

Factors affecting our liquidity and capital requirements are:

     -    results of operations,

     -    capital expenditures,

     -    energy commodity and transportation costs,

     -    contractual obligations,

     -    regulatory decisions,

     -    debt maturities,

     -    credit ratings,

     -    working capital needs, and

     -    collateral requirements.

During the summer months, we purchase natural gas and store it for resale primarily during the winter heating season. Although our prudent natural gas costs are recoverable from our customers, the amount paid for natural gas stored as inventory requires additional liquidity due to the lag in cost recovery. We have credit agreements with our commodity suppliers containing terms that can result in margin calls. While we currently have no outstanding margin calls associated with our natural gas purchases, they may be required if agency ratings are lowered or if market conditions become unfavorable relative to our obligations to those parties.

Our current financial plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed.

We believe the following items will be sufficient to meet our liquidity needs:

     -    our current level of cash and revolving credit facilities,

     - our anticipated cash flows from operating and investing activities, and

     - our ability to access secured and unsecured borrowing capacity in the capital markets, if necessary.

In the first quarter of 2007, Moody's and S&P affirmed our credit ratings and revised the rating outlook to positive from stable. Additionally, Fitch Ratings upgraded credit ratings on certain of our securities.

CASH POSITION, INVESTING, AND FINANCING

Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2007, we had $97 million of consolidated cash, which includes $58 million of restricted cash.

SUMMARY OF CASH FLOWS:

                                                                    In Millions
                                                                   ------------
Three Months Ended March 31                                         2007   2006
---------------------------                                        -----   ----
Net cash provided by (used in):
   Operating activities                                            $ 371   $ 69
   Investing activities                                             (221)   (23)
                                                                   -----   ----
Net cash provided by operating and investing activities              150     46
   Financing activities                                             (148)    (9)
                                                                   -----   ----
Net Increase in Cash and Cash Equivalents                          $   2   $ 37
                                                                   =====   ====

                                                        Consumers Energy Company

OPERATING ACTIVITIES: For the three months ended March 31, 2007, net cash provided by operating activities was $371 million, an increase of $302 million versus 2006. This increase was primarily due to increased earnings, the timing of accounts payable, increased usage of gas inventory in storage, and the absence of the MCV Partnership gas supplier funds on deposit, partially offset by the timing of accounts receivable. We experienced colder weather in the first quarter of 2007 versus 2006. The timing of payments for increased natural gas purchases to meet customer demand in the first quarter of 2007, coupled with the absence of payments for higher priced gas made during the first quarter of 2006, increased our operating cash flow. A mild winter in 2006 allowed us to accumulate more gas in our underground storage facilities. The increased usage of gas already in storage during the first quarter of 2007 also increased our operating cash flow. These increases were reduced partially by the timing of our collection of increased billings in the first quarter of 2007 due to recent regulatory actions and weather-driven demand.

INVESTING ACTIVITIES: For the three months ended March 31, 2007, net cash used in investing activities was $221 million, an increase of $198 million versus 2006. This increase was due to the absence in 2007 of $128 million of restricted cash released in February 2006 and an increase in capital expenditures.

FINANCING ACTIVITIES: For the three months ended March 31, 2007, net cash used in financing activities was $148 million, an increase of $139 million versus 2006. This increase was primarily due to an increase in common stock dividends to the parent and the absence of a cash infusion from the parent.

OBLIGATIONS AND COMMITMENTS

REVOLVING CREDIT FACILITY: For details on our revolving credit facility, see
Note 3, Financings and Capitalization.

DIVIDEND RESTRICTIONS: For details on dividend restrictions, see Note 3, Financings and Capitalization.

OFF-BALANCE SHEET ARRANGEMENTS: We enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnifications, letters of credit and surety bonds.

We enter into agreements containing indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a subsidiary. Indemnifications are usually agreements to reimburse other companies if those companies incur losses due to third-party claims or breach of contract terms. Banks, on our behalf, issue letters of credit guaranteeing payment to a third-party. Letters of credit substitute the bank's credit for ours and reduce credit risk for the third-party beneficiary. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with these guarantees. For additional details on these arrangements, see Note 2, Contingencies, "Other Contingencies - FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we may sell up to $325 million of certain accounts receivable. The highly liquid and efficient market for securitized financial assets provides a lower cost source of funding compared to unsecured debt. For additional details, see Note 3, Financings and Capitalization.

                                                        Consumers Energy Company

OUTLOOK

CORPORATE OUTLOOK

Our business strategy will focus on investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity.

In the first quarter of 2007, we completed a reorganization of the company that we announced in November 2006. The reorganization improves operating efficiency, reliability, and customer service.

ELECTRIC BUSINESS OUTLOOK

GROWTH: In 2007, we expect electric deliveries to grow about one-half of one percent compared to 2006 levels. The outlook for 2007 assumes a small decline in industrial economic activity and normal weather conditions throughout the remainder of the year.

Over the next five years, we expect electric deliveries to grow at an average rate of 1.5 percent per year. This outlook assumes a modestly growing customer base and a stabilizing Michigan economy after 2007. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to the following:

     -    energy conservation measures,

     -    fluctuations in weather conditions, and

     - changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

ELECTRIC CUSTOMER REVENUE OUTLOOK: Our electric utility customer base includes a mix of residential, commercial, and diversified industrial customers. In 2006, Michigan's automotive industry experienced manufacturing facility closures and restructurings. Our electric utility results are not dependent upon a single customer, or even a few customers, and customers in the automotive sector represented five percent of our total 2006 electric revenue. We cannot predict the impact of current or possible future restructuring plans or possible future actions by our industrial customers.

ELECTRIC RESERVE MARGIN: We are planning for a reserve margin of approximately 11 percent for summer 2007, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2007 supply resources target of 111 percent, we expect 96 percent to come from our electric generating plants and long-term power purchase contracts, and 15 percent to come from other contractual arrangements. Our 15-year power purchase agreement with Entergy for 100 percent of the Palisades facility's current electric output will offset the reduction in the owned capacity represented by the sale of the Palisades facility in April 2007. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we recognized an asset of $62 million for unexpired seasonal capacity and energy contracts at March 31, 2007.

                                                        Consumers Energy Company

After September 15, 2007, we expect to exercise the regulatory out provision in the MCV PPA, resulting in a reduction in the amount paid to the MCV Partnership to equal the amount we are allowed to recover in the rate charged to customers. If we are successful in exercising this provision, the MCV Partnership may, under certain circumstances, have the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 13 percent of our 2007 supply resources target.

ELECTRIC UTILITY PLANT OUTAGE: In September 2006, we removed from service unit three of the J.H. Campbell electric generating plant, representing 765 MW of our capacity. The scheduled outage was for installation of equipment necessary to comply with environmental standards. We expected the unit to return to service in March 2007. However, the outage extended to May 1, 2007 due to unanticipated delays in construction due to labor shortages, the collapse of an outdoor crane on unit three and problems with a major generator component that was refurbished by the original equipment manufacturer. The MPSC allows for the recovery of reasonable and prudent replacement power costs.

ELECTRIC TRANSMISSION EXPENSES: METC, which provides electric transmission service to us, increased substantially the transmission rates it charged us in 2006. The revenue collected by METC under those rates is subject to refund pending a FERC ruling. In January 2007, the parties filed a settlement agreement with the FERC. This settlement, if approved by the FERC, will result in a refund of 2006 transmission charges of $18 million and a corresponding reduction of our power supply costs. For additional details on power supply costs, see Note 2, Contingencies, "Electric Rate Matters - Power Supply Costs."

21ST CENTURY ELECTRIC ENERGY PLAN: In January 2007, the chairman of the MPSC proposed three major policy initiatives to the governor of Michigan. The initiatives involve the use of more renewable energy resources by all load-serving entities such as Consumers, the creation of an energy efficiency program, and a procedure for reviewing proposals to construct new generation facilities. The January proposal indicated that Michigan needs new base-load capacity by 2015 and recommends measures to make it easier to predict customer demand and revenues. The proposed initiatives will require changes to current legislation. We will continue to participate as the MPSC, legislature, and other stakeholders address future electric resource needs.

BALANCED ENERGY INITIATIVE: In May 2007, we filed a "Balanced Energy Initiative" with the MPSC providing a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The plan is responsive to the 21st Century Electric Energy Plan and assumes that Michigan will implement a state-wide energy efficiency program and a renewable energy portfolio standard. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources.

As acknowledged in the 21st Century Electric Energy Plan, implementation of the Balanced Energy Initiative will require legislative repeal or significant reform of the Michigan customer choice law. In addition, we endorse the 21st Century Electric Energy Plan recommendation to adopt a new, up-front certification policy for major power plant investments. Our filing requests the MPSC to find that the addition of 500 MW of gas-fired combined cycle generating capacity is reasonable and prudent. This addition could be in the form of the construction of a new gas-fired generating plant to begin service in 2011, or in the form of a purchase of an existing gas-fired facility. The filing also recommends construction of a new 750 MW clean coal generating facility on an existing Consumers site to begin operation in 2015. Ownership of 250 MW of the total capacity is assumed to be allocated to municipal entities or other interested parties, resulting in 500 MW dedicated to us.

PROPOSED RENEWABLE ENERGY LEGISLATION: There are various bills introduced into in the U.S. Congress and the Michigan legislature relating to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities to acquire a certain percentage of their power from renewable sources or otherwise pay fees or purchase allowances in lieu of having the resources. We cannot predict whether any such bill will be enacted or in what form.

                                                        Consumers Energy Company

ELECTRIC BUSINESS UNCERTAINTIES

Several electric business trends or uncertainties may affect our financial condition and future results of operations. These trends or uncertainties have, or we reasonably expect could have, a material impact on revenues or income from continuing electric operations.

ELECTRIC ENVIRONMENTAL ESTIMATES: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations continues to be a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million. These expenditures include installing selective catalytic reduction control technology on four of our coal-fired electric generating units. The key assumptions in the capital expenditure estimate include:

     - construction commodity prices, especially construction material and labor,

     -    project completion schedules,

     -    cost escalation factor used to estimate future years' costs, and

     -    an AFUDC capitalization rate.

Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 7.8 percent. From 1998 to present, we have incurred $760 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $75 million of capital expenditures will be made in 2007 through 2011.

In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $3 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the electric generating plants emit nitrogen oxide.

Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet the nitrogen oxide requirements of this rule by year-round operation of our selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. We plan to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Our total cost for equipment installation is expected to reach approximately $700 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed for an estimated cost of $12 million per year, which we expect to recover from our customers through the PSCR process.

Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. In April 2006, Michigan's governor announced a plan that would result in

                                                        Consumers Energy Company

mercury emissions reductions of 90 percent by 2015. We are currently working with the MDEQ on the details of this rule; however, we have developed preliminary cost estimates and a mercury emissions reduction plan based on our best knowledge of control technology options and anticipated requirements. Our plan includes expenditures of approximately $550 million for mercury control equipment and continuous emissions monitoring systems through 2014.

The following table compares the federal Clean Air Mercury Rule to the proposed state mercury rule:

                                         2010                         2015                         2018
                              --------------------------   --------------------------   -------------------------
Clean Air Mercury Rule        30% reduction by 2010                                     70% reduction by 2018
                              with interstate trading                                   with interstate trading
                              of allowances                                             of allowances

                              $4 million in capital                                     $136 million in capital
                                                                                        plus $30 million annually
                                                                                        in allowance purchases

Proposed State Mercury Rule   30% reduction by 2010        90% reduction by 2015
                              without interstate trading   without interstate trading
                              of allowances                of allowances

                              $4 million in capital        $546 million in capital

Greenhouse gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. On April 2, 2007, the U.S. Supreme Court ruled that the Clean Air Act gives the EPA the authority to regulate emissions of carbon dioxide and other greenhouse gases from automobiles. In its decision, the court ordered the EPA to revisit its contention that it has the discretion not to regulate greenhouse gas emissions from automobiles.

To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. We cannot estimate the effect of federal or state greenhouse gas policy on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, we will continue to monitor greenhouse gas policy developments and assess and respond to their potential implications on our business operations.

Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court's ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA's reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.

For additional details on electric environmental matters, see Note 2, Contingencies, "Electric Contingencies - Electric Environmental Matters."

                                                        Consumers Energy Company

COMPETITION AND REGULATORY RESTRUCTURING: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 19 percent of ROA load compared to March 31, 2006. In prior orders, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 through a surcharge applied to ROA customers. If downward ROA trends continue, it may extend the time it takes to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends, which affect our ability to recover timely our Stranded Costs.

ELECTRIC RATE CASE: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. The increase includes a $23 million base rate reduction, the addition of a $13 million surcharge for the return on investments in Big Rock, and the elimination of $167 million Palisades base rate recovery credit in the PSCR. If approved as requested, the rate requests would go into effect in January 2008 and would apply to all retail electric customers. We cannot predict the amount or timing of any MPSC decision on the requests.

For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 2, Contingencies, "Electric Rate Matters."

OTHER ELECTRIC BUSINESS UNCERTAINTIES

THE MCV PARTNERSHIP: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990.

Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of $39 million in 2007. However, we use the direct savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. This action would eliminate our underrecoveries of capacity and fixed energy payments.

The MCV Partnership has notified us that it takes issue with our intended exercise of the regulatory out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates the MCV PPA or reduces the amount of capacity sold under the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.

To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. We are unable to predict the outcome of this request. For

                                                        Consumers Energy Company

additional details on the MCV Partnership, see Note 2, Contingencies, "Other Electric Contingencies - The MCV PPA."

NUCLEAR MATTERS: Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we will also pay the NMC, the former operator of the Palisades plant, $7 million in exit fees and will forfeit our investment in the NMC of $5 million.

The MPSC order approving the Palisades transaction allows us to recover the book value of the Palisades plant. This will result in estimated excess proceeds of $66 million being credited to our customers through refunds applied over the remainder of 2007 and 2008. Final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC. The MPSC order deferred ruling on the recovery of $30 million in estimated transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case.

Entergy will assume responsibility for the future decommissioning of the plant and for storage and disposal of spent nuclear fuel located at the Palisades and the Big Rock ISFSI sites. We transferred $252 million in trust fund assets to Entergy. Estimated decommissioning funds of $189 million will be credited to our retail customers through refunds applied over the remainder of 2007 and 2008. Final disposition of these funds is subject to closing date balances and is subject to review by the MPSC. The disposition of the remaining decommissioning funds is subject to review by the MPSC.

As part of the transaction, Entergy will sell us 100 percent of the plant's output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement. Because of the Palisades power purchase agreement, the transaction is a lease for accounting purposes. Due to our continuing involvement with the Palisades assets, we will account for the Palisades plant as a financing for accounting purposes and not a sale. This will result in the recognition of a finance obligation.

For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Contingencies, "Other Electric Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."

GAS BUSINESS OUTLOOK

GROWTH: In 2007, we project gas deliveries will decline slightly, on a weather-adjusted basis, from 2006 levels due to continuing conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to decline by less than one-half of one percent annually. Actual gas deliveries in future periods may be affected by:

     -    fluctuations in weather conditions,

     -    use by independent power producers,

     -    competition in sales and delivery,

     -    changes in gas commodity prices,

     -    Michigan economic conditions,

     -    the price of competing energy sources or fuels,

     -    gas consumption per customer,

     -    improvements in gas appliance efficiency, and

     -    use of a Revenue Decoupling and Conservation Incentive mechanism.

                                                        Consumers Energy Company

GAS BUSINESS UNCERTAINTIES

Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on future revenues or income from gas operations.

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

GAS DEPRECIATION: We are required to file our next gas depreciation case with the MPSC within 90 days after the MPSC issuance of a final order in the pending case related to ARO accounting. We cannot predict when the MPSC will issue a final order in the ARO accounting case.

If a final order in our next gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through use of a surcharge mechanism (which may be either positive or negative).

2007 GAS RATE CASE: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates, of which $17 million would be contributed to a low income energy efficiency fund. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes to help assure a reasonable opportunity to recover costs regardless of sales levels.

OTHER OUTLOOK

RULES REGARDING BILLING PRACTICES: In December 2006, the MPSC issued proposed rule changes to residential customer billing standards and practices. These changes, if adopted, would provide additional protection to low-income customers during the winter heating season that will be defined as November 1 through March 31, extend the time between billing date and due date from 17 days to 22 days, and eliminate estimated metering readings unless actual readings are not feasible. We are presently evaluating the impacts of these proposed rules and are working with other Michigan utilities in providing comments to the MPSC regarding the proposed rule changes.

LITIGATION AND REGULATORY INVESTIGATION: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. For additional details regarding this investigation and litigation, see Note 2, Contingencies.

PENSION REFORM: In August 2006, the President signed into law the Pension Protection Act of 2006. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007. As a result of this bill, we expect to reduce our contributions to the Pension Plan over the next 10 years by a present value amount of $53 million.

                                                        Consumers Energy Company

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS NO. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.

FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: We adopted the provisions of FIN 48 on January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management's best judgment, it is greater than 50 percent likely that we will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. FIN 48 requires interest and penalties, if applicable, to be accrued on differences between tax positions recognized in our consolidated financial statements and the amount claimed, or expected to be claimed, on the tax return.

As a result of the implementation of FIN 48, we have identified additional uncertain tax benefits of $5 million as of January 1, 2007. Included in this amount is an increase in our valuation allowance of $7 million, increases to tax reserves of $55 million and a decrease to deferred tax liabilities of $57 million.

Consumers joins in the filing of a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several states. Consumers and its subsidiaries also file separate company income tax returns in several states. The only significant state tax paid by Consumers or any of its subsidiaires is in Michigan. However, since the Michigan Single Business Tax is not an income tax, it is not part of the FIN 48 analysis. The IRS has completed its audits for all the consolidated federal returns, of which Consumers is a member, for years through 2001. The federal income tax returns for the years 2002 through 2005 are open under the statute of limitations.

We have reflected a net interest liability of $1 million related to our uncertain income tax positions on our Consolidated Balance Sheets as of January 1, 2007. We have not accrued any penalties with respect to uncertain tax benefits. We recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense.

As of the date of adoption of FIN 48, we had valuation allowances against certain deferred tax assets totaling $22 million and other net uncertain tax positions of $55 million, resulting in total uncertain benefits of $77 million. Of this amount, $24 million would result in a decrease in our effective tax rate, if recognized. We are not expecting any material changes to our uncertain tax positions over the next 12 months.

                                                        Consumers Energy Company

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

SFAS NO. 157, FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT TO FASB STATEMENT NO. 115: In February 2007, the FASB issued SFAS No. 159, effective for us January 1, 2008. This standard will give us the option to select certain financial instruments and other items, which otherwise are not required to be measured at fair value, and measure those items at fair value. If we choose to elect the fair value option for an item, we would recognize unrealized gains and losses associated with changes in the fair value of the item over time. The statement will also require disclosures for items for which the fair value option has been elected. We are presently evaluating whether we will choose to elect the fair value option for any financial instruments or other items.

                            CONSUMERS ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               In Millions
                                                                        ------------------
                                                                        Three Months Ended
                                                                        ------------------
March 31                                                                   2007     2006
--------                                                                  ------   ------
OPERATING REVENUE                                                         $2,055   $1,782

OPERATING EXPENSES   Fuel for electric generation                             88      172
                     Fuel costs mark-to-market at the MCV Partnership         --      156
                     Purchased and interchange power                         307      110
                     Purchased power - related parties                        19       18
                     Cost of gas sold                                        935      816
                     Other operating expenses                                220      215
                     Maintenance                                              57       71
                     Depreciation and amortization                           156      152
                     General taxes                                            64       65
                                                                          ------   ------
                                                                           1,846    1,775
                                                                          ------   ------

OPERATING INCOME                                                             209        7

OTHER INCOME         Interest and dividends                                   11       10
(DEDUCTIONS)         Regulatory return on capital expenditures                 8        3
                     Other income                                              7        4
                     Other expense                                            (3)      (3)
                                                                          ------   ------
                                                                              23       14
                                                                          ------   ------

INTEREST CHARGES     Interest on long-term debt                               59       72
                     Interest on long-term debt - related parties              2        1
                     Other interest                                            1        3
                     Capitalized interest                                     (3)      (2)
                                                                          ------   ------
                                                                              59       74
                                                                          ------   ------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
   OBLIGATIONS, NET                                                          173      (53)

MINORITY OBLIGATIONS, NET                                                     --      (72)
                                                                          ------   ------

INCOME BEFORE INCOME TAXES                                                   173       19

INCOME TAX EXPENSE                                                            60        9
                                                                          ------   ------

NET INCOME                                                                   113       10

PREFERRED STOCK DIVIDENDS                                                      1       --
                                                                          ------   ------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                $  112   $   10
                                                                          ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     In Millions
                                                              ------------------
                                                              Three Months Ended
                                                              ------------------
March 31                                                         2007    2006
--------                                                        -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 113   $  10
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization (includes nuclear
            decommissioning of $1 per period)                     156     152
         Deferred income taxes and investment tax credit            9     (51)
         Fuel costs mark-to-market at the MCV Partnership          --     156
         Minority obligations, net                                 --     (72)
         Regulatory return on capital expenditures                 (8)     (3)
         Capital lease and other amortization                       9       9
         Changes in assets and liabilities:
            Increase in accounts receivable, notes
               receivable and accrued revenue                    (448)   (212)
            Decrease (increase) in accrued power supply and
               gas revenue                                         27     (26)
            Decrease in inventories                               504     366
            Increase (decrease) in accounts payable                20    (120)
            Decrease in accrued expenses                          (53)    (85)
            Decrease in the MCV Partnership gas supplier
               funds on deposit                                    --     (90)
            Decrease (increase) in other current and
               non-current assets                                  57      (4)
            Increase (decrease) in other current and
               non-current liabilities                            (15)     39
                                                                -----   -----

         Net cash provided by operating activities                371      69
                                                                -----   -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (excludes assets placed under
      capital lease)                                             (218)   (125)
   Cost to retire property                                         (5)    (19)
   Restricted cash and restricted short-term investments           (1)    128
   Investments in nuclear decommissioning trust funds              (1)    (17)
   Proceeds from nuclear decommissioning trust funds                2       4
   Maturity of the MCV Partnership restricted investment
      securities held-to-maturity                                  --      28
   Purchase of the MCV Partnership restricted investment
      securities held-to-maturity                                  --     (26)
   Other investing                                                  2       4
                                                                -----   -----
         Net cash used in investing activities                   (221)    (23)
                                                                -----   -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Retirement of long-term debt                                    (8)   (136)
   Payment of common stock dividends                              (94)    (40)
   Payment of capital and finance lease obligations                (2)     (3)
   Stockholder's contribution, net                                 --     200
   Payment of preferred stock dividends                            (1)     --
   Decrease in notes payable, net                                 (42)    (27)
   Debt issuance and financing costs                               (1)     (3)
                                                                -----   -----
         Net cash used in financing activities                   (148)     (9)
                                                                -----   -----

Net Increase in Cash and Cash Equivalents                           2      37
Cash and Cash Equivalents, Beginning of Period                     37     416
                                                                -----   -----
Cash and Cash Equivalents, End of Period                        $  39   $ 453
                                                                =====   =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            CONSUMERS ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                         In Millions
                                                           -------------------------
                                                             March 31
                                                               2007      December 31
                                                           (Unaudited)       2006
                                                           -----------   -----------
PLANT AND PROPERTY   Electric                                $ 8,583       $ 8,504
(AT COST)            Gas                                       3,283         3,273
                     Other                                        15            15
                                                             -------       -------
                                                              11,881        11,792
                     Less accumulated depreciation,
                        depletion, and amortization            5,073         5,018
                                                             -------       -------
                                                               6,808         6,774
                     Construction work-in-progress               751           639
                                                             -------       -------
                                                               7,559         7,413
                                                             -------       -------

INVESTMENTS          Stock of affiliates                          33            36
                     Other                                         5             5
                                                             -------       -------
                                                                  38            41
                                                             -------       -------

CURRENT ASSETS       Cash and cash equivalents at
                        cost, which approximates market           39            37
                     Restricted cash at cost, which
                        approximates market                       58            57
                     Accounts receivable, notes
                        receivable, and accrued
                        revenue, less allowances of $14
                        in 2007 and $14 in 2006                  849           435
                     Accrued power supply and gas
                        revenue                                  129           156
                     Accounts receivable - related
                        parties                                    5             5
                     Inventories at average cost
                        Gas in underground storage               619         1,129
                        Materials and supplies                    86            81
                        Generating plant fuel stock              106           105
                     Deferred property taxes                     131           150
                     Regulatory assets - postretirement
                        benefits                                  19            19
                     Prepayments and other                        49            50
                                                             -------       -------
                                                               2,090         2,224
                                                             -------       -------

NON-CURRENT ASSETS   Regulatory assets
                        Securitized costs                        502           514
                        Postretirement benefits                1,111         1,131
                        Customer Choice Act                      179           190
                        Other                                    506           497
                     Nuclear decommissioning trust funds         606           602
                     Other                                       188           233
                                                             -------       -------
                                                               3,092         3,167
                                                             -------       -------
TOTAL ASSETS                                                 $12,779       $12,845
                                                             =======       =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STOCKHOLDER'S INVESTMENT AND LIABILITIES

                                                                         In Millions
                                                           -------------------------
                                                             March 31
                                                               2007      December 31
                                                           (Unaudited)       2006
                                                           -----------   -----------
CAPITALIZATION       Common stockholder's equity
                        Common stock, authorized 125.0
                           shares; outstanding
                           84.1 shares for all periods       $   841       $   841
                     Paid-in capital                           1,832         1,832
                     Accumulated other comprehensive
                        income                                    14            15
                     Retained earnings                           283           270
                                                             -------       -------
                                                               2,970         2,958

                     Preferred stock                              44            44

                     Long-term debt                            3,962         4,127
                     Non-current portion of capital
                        lease obligations                         52            42
                                                             -------       -------
                                                               7,028         7,171
                                                             -------       -------

CURRENT              Current portion of long-term debt
LIABILITIES             and capital leases                       202            44
                     Notes payable - related parties              --            42
                     Accounts payable                            442           421
                     Accrued revenue for refund                    5            37
                     Accounts payable - related parties           17            18
                     Accrued interest                             47            62
                     Accrued taxes                               343           295
                     Deferred income taxes                        15            11
                     Other                                       124           184
                                                             -------       -------
                                                               1,195         1,114
                                                             -------       -------

NON-CURRENT          Deferred income taxes                       794           847
LIABILITIES          Regulatory liabilities
                        Regulatory liabilities for cost
                           of removal                          1,200         1,166
                        Income taxes, net                        547           539
                        Other regulatory liabilities             240           249
                     Postretirement benefits                   1,002           993
                     Asset retirement obligations                507           497
                     Deferred investment tax credit               61            62
                     Other                                       205           207
                                                             -------       -------
                                                               4,556         4,560
                                                             -------       -------

Commitments and Contingencies (Notes 2, 3, and 4)

TOTAL STOCKHOLDER'S INVESTMENT AND LIABILITIES               $12,779       $12,845
                                                             =======       =======

                            CONSUMERS ENERGY COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                  In Millions
                                                           ------------------
                                                           Three Months Ended
                                                           ------------------
March 31                                                     2007       2006
--------                                                   -------     ------
COMMON STOCK         At beginning and end of period (a)     $  841     $  841
                                                            ------     ------
OTHER PAID-IN        At beginning of period                  1,832      1,632
CAPITAL              Stockholder's contribution                 --        200
                                                            ------     ------
                        At end of period                     1,832      1,832
                                                            ------     ------
ACCUMULATED OTHER    Retirement benefits liability
COMPREHENSIVE           At beginning of period and end
INCOME                     of period                            (8)        (2)
                                                            ------     ------

                     Investments
                        At beginning of period                  23         18
                        Unrealized loss on investments
                           (b)                                  (1)        (2)
                                                            ------     ------
                           At end of period                     22         16
                                                            ------     ------
                     Derivative instruments
                        At beginning of period                  --         56
                        Unrealized loss on derivative
                           instruments (b)                      --        (10)
                        Reclassification adjustments
                           included in net income (b)           --         (2)
                                                            ------     ------
                           At end of period                     --         44
                                                            ------     ------
                     Total Accumulated Other
                        Comprehensive Income                    14         58
                                                            ------     ------

RETAINED EARNINGS    At beginning of period                    270        233
                     Adjustment to initially apply
                        FIN 48                                  (5)        --
                     Net income                                113         10
                     Cash dividends declared -
                        Common Stock                           (94)       (40)
                     Cash dividends declared - Preferred
                        Stock                                   (1)        --
                                                            ------     ------
                        At end of period                       283        203
                                                            ------     ------
TOTAL COMMON STOCKHOLDER'S EQUITY                           $2,970     $2,934
                                                            ======     ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                  In Millions
                                                           ------------------
                                                           Three Months Ended
                                                           ------------------
March 31                                                      2007   2006
--------                                                      ----   ----
(a) Number of shares of common stock outstanding was
    84,108,789 for all periods presented.

(b) Disclosure of Other Comprehensive Income:

    Investments
       Unrealized loss on investments, net of tax of
          $(1) in 2007 and $(1) in 2006                       $ (1)  $ (2)

    Derivative instruments
       Unrealized loss on derivative instruments, net of
          tax of $-- in 2007 and $(5) in 2006                   --    (10)
       Reclassification adjustments included in net
          income, net of tax benefit of $-- in 2007 and
          $(1) in 2006                                          --     (2)
    Net income                                                 113     10
                                                              ----   ----
    Total Comprehensive Income                                $112   $ (4)
                                                              ====   ====

                        (PAGE INTENTIONALLY LEFT BLANK)

                                                        Consumers Energy Company

                            CONSUMERS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management's opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Consumers' Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of Consumers' operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Consumers, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FIN 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.

USE OF ESTIMATES: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.

We record estimated liabilities for contingencies in our consolidated financial statements when it is probable that a loss will be incurred in the future as a result of a current event, and when the amount can be reasonably estimated. For additional details, see Note 2, Contingencies.

REVENUE RECOGNITION POLICY: We recognize revenues from deliveries of electricity and natural gas, and the storage of natural gas when services are provided. We record sales tax on a net basis and exclude it from revenues.

RECLASSIFICATIONS: We have reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

                                                        Consumers Energy Company

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE: SFAS No. 157, Fair Value
Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of "fair value" and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing "day one" gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: In February 2007, the FASB issued SFAS No. 159, effective for us January 1, 2008. This standard will give us the option to select certain financial instruments and other items, which otherwise are not required to be measured at fair value, and measure those items at fair value. If we choose to elect the fair value option for an item, we would recognize unrealized gains and losses associated with changes in the fair value of the item over time. The statement will also require disclosures for items for which the fair value option has been elected. We are presently evaluating whether we will choose to elect the fair value option for any financial instruments or other items.

2: CONTINGENCIES

SEC AND DOJ INVESTIGATIONS: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so called round-trip trades had no impact on previously reported consolidated net income, earnings per share or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts.

CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order's findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.

                                                        Consumers Energy Company

SECURITIES CLASS ACTION LAWSUITS: Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the "Shareholder Action"), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of "all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the "ACTS Action") against the same defendants named in the Shareholder Action. The settlement described in the following paragraph, if approved, will resolve both the Shareholder and ACTS Actions.

On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the "MOU"), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. The MOU is expected to lead to a detailed stipulation of settlement that will be presented to the assigned federal judge and the affected class in the second quarter of 2007. Under the terms of the MOU, the litigation will be settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy will make a payment of approximately $123 million plus an amount equivalent to interest on the outstanding unpaid settlement balance beginning on the date of preliminary approval of the court and running until the balance of the settlement funds is paid into a settlement account. Out of the total settlement, CMS Energy's insurers will pay approximately $77 million directly to the settlement account. CMS Energy took an approximate $123 million net pre-tax charge to 2006 earnings in the fourth quarter of 2006. In entering into the MOU, CMS Energy makes no admission of liability under the Shareholder Action and the ACTS Action.

ELECTRIC CONTINGENCIES

ELECTRIC ENVIRONMENTAL MATTERS: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.

Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as "routine maintenance" rather than seeking permits to modify the plant from the EPA. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of "routine maintenance." If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.

                                                        Consumers Energy Company

We are a potentially responsible party at several contaminated sites administered under the Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At March 31, 2007, we have recorded a liability for the minimum amount of our estimated probable in accordance with FIN 14. The timing of payments related to the remediation of our Superfund sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.

Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. Since proposing a plan to deal with the remaining materials, we have had several conversations with the EPA. The EPA has proposed a rule which would authorize continued use of such material in place, subject to certain restrictions. We are not able to predict when a final rule will be issued.

Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation/Finding of Violation from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, the J.H. Campbell Plant, the BC Cobb Electric Generating Station and the JR Whiting Plant. We are preparing for discussions with the EPA regarding these allegations, but cannot predict the financial impact or outcome of this issue.

LITIGATION: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities. The judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs have appealed the MPSC order to the Michigan Court of Appeals. The plaintiffs also filed suit in the United States Court for the Western District of Michigan, which the judge subsequently dismissed on the basis that the pending state court litigation would fully resolve any federal issue before the courts. The plaintiffs then appealed the dismissal to the United States Court of Appeals, which held that the district court matter should be stayed rather than dismissed, pending the outcome of the state appeal. We cannot predict the outcome of these appeals.

                                                        Consumers Energy Company

ELECTRIC RATE MATTERS

ELECTRIC ROA: In prior orders, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 plus the cost of money through the period of collection. At March 31, 2007, we had a regulatory asset for Stranded Costs of $66 million on our Consolidated Balance Sheets. We collect Stranded Costs through a surcharge on ROA customers. At March 31, 2007, alternative electric suppliers were providing 283 MW of generation service to ROA customers, which represent a decrease of 19 percent of ROA load compared to March 31, 2006. This downward trend has affected negatively our ability to recover timely our Stranded Costs. If downward ROA trends continue, it may require legislative or regulatory assistance to recover fully our Stranded Costs. However, the Customer Choice Act allows electric utilities to recover their net Stranded Costs. It is difficult to predict future ROA customer trends and their effect on the timely recovery of Stranded Costs.

POWER SUPPLY COSTS: To reduce the risk of high power supply costs during peak demand periods and to achieve our reserve margin target, we purchase electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2007 through 2010. As a result, we have an asset of $62 million for unexpired seasonal capacity and energy contracts at March 31, 2007. As of March 31, 2007, we expect capacity costs for these primarily seasonal electric capacity and energy contracts to be $14 million for 2007.

PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:

Power Supply Cost Recovery Reconciliation

                                                                  PSCR Cost
                                                 Net Under-       of Power                  Description of Net
PSCR Year             Date Filed   Order Date     recovery          Sold                      Underrecovery
---------             ----------   ----------   ------------   --------------   -----------------------------------------
2005 Reconciliation   March 2006     Pending    $ 39 million   $1.086 billion   Underrecovery relates to our commercial
                                                                                and industrial customers and includes the
                                                                                cost of money.

2006 Reconciliation   March 2007     Pending    $115 million   $1.492 billion   Underrecovery relates to our increased
                                                                                METC costs and coal supply costs,
                                                                                increased bundled sales, and other cost
                                                                                increases beyond those included in the
                                                                                2006 PSCR plan filings.

2007 PSCR Plan: In September 2006, we filed our 2007 PSCR plan with the MPSC. The plan sought authorization to incorporate our 2005 and 2006 PSCR underrecoveries into our 2007 PSCR monthly factor. In December 2006, the MPSC issued a temporary order allowing us to implement our 2007 PSCR monthly factor on January 1, 2007, as filed. The order also allowed us to continue to roll in prior year underrecoveries and overrecoveries in future PSCR plans.

                                                        Consumers Energy Company

Underrecoveries in power supply costs are included in Accrued power supply and gas revenue on our Consolidated Balance Sheets. We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the outcome of these proceedings.

ELECTRIC RATE CASE: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million as shown in the following table:

                                                         In Millions
                                                         -----------
Components of the increase in revenue
Reduction in base rates (a)                                 $(23)
Surcharge for return on nuclear investments (b)               13
Elimination of Palisades base rate recovery credit (c)       167
                                                            ----
   Total increase in revenues                               $157
                                                            ====

(a) The reduction in base rates is due to the removal of Palisades related costs offset by Clean Air Act related and other utility expenditures, changes in the capital structure, and increased distribution system operation and maintenance costs including employee pension and health care costs.

(b) The nuclear surcharge is a proposal to earn a return on funds spent on Big Rock spent nuclear fuel storage, decommissioning, and site restoration expenditures until pending DOE litigation and future MPSC proceedings regarding this issue are concluded.

(c) Palisades power purchase agreement costs are currently offset through feedback in the PSCR related to Palisades base rate revenues via a base rate recovery credit. The Palisades base rate recovery credit will be discontinued once Palisades' costs are removed from base rates.

If approved as requested, the rate requests would go into effect in January 2008 and would apply to all retail electric customers. We cannot predict the amount or timing of any MPSC decision on the requests.

OTHER ELECTRIC CONTINGENCIES

THE MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement beginning in 1990. We estimate that capacity and energy payments under the MCV PPA will be $620 million per year. The MCV PPA and the associated customer rates are unaffected by the November 2006 sale of our interest in the MCV Partnership.

Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We estimate cash underrecoveries of our capacity and fixed energy payments of $39 million in 2007 of which we have expensed $13 million during the three months ended March 31, 2007. However, we use savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense.

RCP: In January 2005, we implemented the MPSC-approved RCP with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved

                                                        Consumers Energy Company

in prior MPSC orders. However, we are able to dispatch the MCV Facility based on natural gas market prices. This results in fuel cost savings for the MCV Facility, which the MCV Partnership shares with us. The RCP also requires us to contribute $5 million annually to a renewable resources program. As of March 2007, we have contributed $12 million to the renewable resources program. The underlying RCP agreement between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In January 2007, the Michigan Attorney General filed an appeal with the Michigan Supreme Court regarding the MPSC's order approving the RCP. We cannot predict the outcome of this matter.

Regulatory Out Provision in the MCV PPA: After September 15, 2007, we expect to claim relief under the regulatory out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has notified us that it takes issue with our intended exercise of the regulatory out provision. We believe that the provision is valid and fully effective, but cannot assure that it will prevail in the event of a dispute. If we are successful in exercising the regulatory out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our reserve margin. We anticipate that the MPSC will review our exercise of the regulatory out provision and the likely consequences of such action in 2007. It is possible that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the outcome of these matters.

To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. We are unable to predict the outcome of this request.

THE SALE OF NUCLEAR ASSETS AND THE PALISADES POWER PURCHASE AGREEMENT: Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price was subject to various closing adjustments such as working capital and capital expenditure adjustments and nuclear fuel usage and inventory adjustments resulting in us receiving $361 million. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we will also pay the NMC, the former operator of the Palisades plant, $7 million in exit fees and will forfeit our investment in the NMC of $5 million.

Entergy will assume responsibility for the future decommissioning of the Palisades plant and for storage and disposal of spent nuclear fuel located at the Palisades and the Big Rock ISFSI sites. At closing, we transferred $252 million in decommissioning trust fund balances to Entergy.

The MPSC order approving the Palisades transaction allows us to recover the estimated $314 million book value of the Palisades plant. As a result, we estimate that we will credit excess proceeds of $66 million to our retail customers through refunds applied over the remainder of 2007 and 2008. The MPSC order deferred ruling on the recovery of $30 million in estimated transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case. We will defer these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.

In April 2007, the NRC, through its staff, issued an order approving the transfer of the Palisades operating license. Subsequently, in April 2007, the NRC issued an order requiring that certain intervenors be given, under a protective order, information related to the buyer's financial capability. If,

                                                        Consumers Energy Company

after the review of the information, the intervenors wished to seek additional proceedings on the license transfer, the NRC would consider the request. The NRC did not alter or stay the prior order approving the license transfer. We believe that it is unlikely that the NRC will conduct further proceedings, but we cannot predict the outcome of the matter. These events did not hold up the closing of the sale of Palisades.

The following table summarizes the estimated impacts of the Palisades and the Big Rock ISFSI transactions:

                                                                                                             In Millions
------------------------------------------------------------------------------------------------------------------------
Customer Benefits (a)                                                     Deferred costs
---------------------                                                     ----------------------------------------
Purchase price                                                   $380     NMC exit fee                               $ 7
   Less: Estimated book value of Palisades plant                  314     Forfeiture of the NMC investment             5
                                                                 ----
Excess proceeds to be refunded to customers                        66(b)  Estimated selling expenses                  18
Excess decommissioning trust funds to be refunded to customers    189(c)  Big Rock ISFSI operation and maintenance
                                                                          fee to Entergy                              30
                                                                 ----                                                ---
   Total estimated customer refunds                              $255     Total regulatory asset                     $60
                                                                 ====                                                ===

(a) In the FERC's February 2007 order regarding the Palisades transaction, the FERC granted our request to apply $11 million in FERC decommissioning trust fund balances for the Palisades plant toward the Big Rock decommissioning shortfall, as described in "Big Rock Nuclear Plant Decommissioning" within this section. The order was contingent upon the NRC approving the transfer of operating licenses, which the NRC approved in April 2007. This determination is the subject of a clarification request filed by a wholesale customer with the FERC.

(b) Final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC.

(c) In the MPSC's March 2007 order approving the Palisades transaction, the MPSC indicated that $189 million of MPSC jurisdictional decommissioning funds must be credited to our retail customers through refunds applied over the remainder of 2007 and 2008. Final disposition of these funds is subject to closing date balances and is subject to review by the MPSC. The remaining estimated $116 million of the MPSC jurisdictional decommissioning funds, which is subject to closing date reconciliation will be used to benefit our retail customers and is expected to be addressed in a separate filing made with the MPSC.

Palisades Power Purchase Agreement: Entergy contracted to sell us 100 percent of the plant's output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement beginning in April 2007. We provided $30 million in security to Entergy for our power purchase agreement obligation in the form of a letter of credit. We estimate that capacity and energy payments under the Palisades power purchase agreement will be $300 million per year.

Because of the Palisades power purchase agreement, the transaction is a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller's sale and simultaneous leaseback involving real estate. We will have continuing involvement with the Palisades plant through security provided to Entergy for our power purchase agreement obligation, our DOE liability, and other forms of involvement. As a result, we will account for the Palisades plant, which is the real estate asset subject to the leaseback, as a financing for accounting purposes and not a sale. We will account for the remaining non-real estate assets and liabilities associated with the transaction as a

                                                        Consumers Energy Company

sale.

As a financing, the Palisades plant will remain on our Consolidated Balance Sheets and the related proceeds will be recorded as a financing obligation. The value of the finance obligation is based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the Palisades plant assets under the financing.

BIG ROCK NUCLEAR PLANT DECOMMISSIONING: The MPSC and the FERC regulate the recovery of costs to decommission the Big Rock nuclear plant. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. In a March 2007 report to the MPSC, we indicated that we have managed the decommissioning trust fund to meet the annual NRC financial assurance requirements by withdrawing NRC radiological decommissioning costs from the trust fund and initially funding non-NRC greenfield costs out of corporate funds. In March 2006, we contributed corporate funds of $16 million to the trust fund to support the NRC radiological decommissioning costs. Excluding the additional nuclear fuel storage costs due to the DOE's failure to accept spent nuclear fuel on schedule, we are projecting the level of funds provided by the trust will fall short of the amount needed to complete decommissioning by an additional $36 million. This total of $52 million, which are costs associated with NRC radiological and non-NRC greenfield decommissioning work, are being funded out of corporate funds. We plan to seek recovery of expenditures that we have funded in future filings with the MPSC and have a $36 million regulatory asset recorded on our Consolidated Balance Sheets as of March 31, 2007.

Cost projections for Big Rock indicate a decommissioning cost of $389 million as of March 2007, of which we have incurred $387 million. These amounts exclude the additional costs for spent nuclear fuel storage due to the DOE's failure to accept this spent nuclear fuel on schedule. They also exclude post September 11 increased security costs that we are recovering through the security cost recovery provisions of Public Act 609 of 2002. These activities had no material impact on consolidated net income. Any remaining Big Rock decommissioning costs will initially be funded out of corporate funds.

NUCLEAR MATTERS: Nuclear Fuel Cost: We amortized nuclear fuel cost to fuel expense based on the quantity of heat produced for electric generation. For nuclear fuel used after April 6, 1983, we charged certain disposal costs to nuclear fuel expense, recovered these costs through electric rates, and remitted them to the DOE quarterly. We elected to defer payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $154 million at March 31, 2007. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We have recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided $155 million in security to Entergy for this obligation in the form of a letter of credit.

DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel.

There are two court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Over 60 utilities have initiated litigation in the United States Court of Claims. We filed our complaint in December 2002. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades

                                                        Consumers Energy Company

and Big Rock. We can make no assurance that the litigation against the DOE will be successful. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.

In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, in due course, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

Insurance: We maintained nuclear insurance coverage on our nuclear plants until Palisades and the Big Rock ISFSI were sold in April 2007. At Palisades, we maintained nuclear property insurance from NEIL totaling $2.750 billion and insurance that would partially cover the cost of replacement power during certain prolonged accidental outages. Because NEIL is a mutual insurance company, we could be subject to assessments of up to $30 million in any policy year if insured losses in excess of NEIL's maximum policyholders surplus occur at our, or any other member's, nuclear facility. NEIL's policies include coverage for acts of terrorism.

At Palisades, we maintained nuclear liability insurance for third-party bodily injury and off-site property damage resulting from a nuclear energy hazard for up to approximately $10.761 billion, the maximum insurance liability limits established by the Price-Anderson Act. Part of the Price-Anderson Act's financial protection is a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed if a nuclear incident occurs at any nuclear generating facility. The maximum assessment against us could be $101 million per occurrence, limited to maximum annual installment payments of $15 million.

We also maintained insurance under a program that covers tort claims for bodily injury to nuclear workers caused by nuclear hazards. The policy contains a $300 million nuclear industry aggregate limit. Under a previous insurance program providing coverage for claims brought by nuclear workers, we remain responsible for a maximum assessment of up to $6 million. This requirement will end December 31, 2007.

Big Rock was insured for nuclear liability up to $544 million through nuclear insurance and the NRC indemnity, and we maintained a nuclear property insurance policy from NEIL.

Insurance policy terms, limits, and conditions are subject to change during the year as we renew our policies.

GAS CONTINGENCIES

GAS ENVIRONMENTAL MATTERS: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At March 31, 2007, we have a liability of $22 million, net of $60 million of expenditures incurred to date, and a regulatory asset of $55 million. The timing of payments related to the remediation of our

                                                        Consumers Energy Company

manufactured gas plant sites is uncertain. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing our remediation payments.

GAS RATE MATTERS

GAS COST RECOVERY: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

The following table summarizes our GCR reconciliation filings with the MPSC:

Gas Cost Recovery Reconciliation
---------------------------------------------------------------------------------------
                                       Net Over-    GCR Cost of       Description of
GCR Year    Date Filed   Order Date    recovery      Gas Sold        Net Overrecovery
--------    ----------   ----------   ----------   ------------   ---------------------
2005-2006   June 2006    April 2007   $3 million   $1.8 billion   The net overrecovery
                                                                  includes $1 million
                                                                  interest income
                                                                  through March 2006,
                                                                  which resulted from a
                                                                  net underrecovery
                                                                  position during the
                                                                  majority of the GCR
                                                                  period. In 2007, the
                                                                  MPSC approved a
                                                                  settlement agreement,
                                                                  agreeing to a $3
                                                                  million net
                                                                  overrecovery amount.

Overrecoveries in cost of gas sold are included in Accrued rate refunds on our Consolidated Balance Sheets.

GCR plan for year 2005-2006: In November 2005, the MPSC issued an order for our 2005-2006 GCR Plan year, which resulted in approval of a settlement agreement and established a fixed price cap of $10.10 per mcf for the December 2005 through March 2006 billing period. We were able to maintain our GCR billing factor below the authorized level for that period. The order was appealed to the Michigan Court of Appeals by one intervenor. We are unable to predict the outcome of this proceeding.

GCR plan for year 2006-2007: In August 2006, the MPSC issued an order for our 2006-2007 GCR Plan year, which resulted in approval of a settlement agreement that allowed a base GCR ceiling factor of $9.48 per mcf for the 12-month period of April 2006 through March 2007. We were able to maintain our GCR billing factor below the authorized level for that period.

GCR plan for year 2007-2008: In December 2006, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2007 through March 2008. Our request proposed using a GCR factor consisting of:

     -    a base GCR ceiling factor of $8.47 per mcf, plus

     - a quarterly GCR ceiling price adjustment contingent upon future events.

The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of May 2007 is $8.24 per mcf.

                                                        Consumers Energy Company

2007 GAS RATE CASE: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates, of which $17 million would be contributed to a low income energy efficiency fund. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes to help assure a reasonable opportunity to recover costs regardless of sales levels.

OTHER CONTINGENCIES

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

The following table describes our guarantees at March 31, 2007:

                                                                                    In Millions
-----------------------------------------------------------------------------------------------
                                                                                        FIN 45
                                                             Expiration     Maximum    Carrying
Guarantee Description                          Issue Date       Date      Obligation    Amount
---------------------                         ------------   ----------   ----------   --------
Surety bonds and other indemnifications       Various          Various       $  1         --
Guarantee                                     January 1987   March 2016        85         --
Nuclear insurance retrospective premiums(a)   Various        Indefinite       137         --

(a) We maintained nuclear insurance coverage on our nuclear plants until Palisades and the Big Rock ISFSI were sold in April 2007. For more details on the sale of Palisades and Big Rock, see Note 2, Contingencies, "Other Electric Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."

                                                        Consumers Energy Company

The following table provides additional information regarding our guarantees:

                                                                   Events That Would Require
Guarantee Description                 How Guarantee Arose                 Performance
---------------------             --------------------------   --------------------------------
Surety bonds and other            Normal operating activity,   Nonperformance
indemnifications                  permits and licenses

Guarantee                         Agreement to provide power   MCV Partnership's nonperformance
                                  and steam to Dow             or non-payment under a related
                                                               contract

Nuclear insurance retrospective   Normal operations of         Call by NEIL and Price-Anderson
premiums                          nuclear plants               Act for nuclear incident

At March 31, 2007, only our guarantee to provide power and steam to Dow contained provisions allowing us to recover, from third parties, amounts paid under the guarantees.

We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay Consumers $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured their reimbursement obligation with an irrevocable letter of credit of up to $85 million.

We enter into various agreements containing tax and other indemnification provisions in connection with a variety of transactions, including the sale of our interests in the MCV Partnership and the FMLP. In April 2007, we sold our interest in Palisades and the Big Rock ISFSI to Entergy. As part of the transaction, we entered into agreements containing tax and other indemnification provisions. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

3: FINANCINGS AND CAPITALIZATION

Long-term debt is summarized as follows:

                                                                     In Millions
                                              ----------------------------------
                                              March 31, 2007   December 31, 2006
                                              --------------   -----------------
First mortgage bonds                              $3,172            $3,172
Senior notes and other                               654               652
Securitization bonds                                 332               340
                                                  ------            ------
   Principal amounts outstanding                   4,158             4,164
   Current amounts                                  (190)              (31)
   Net unamortized discount                           (6)               (6)
   Total Long-term debt                           $3,962            $4,127
                                                  ======            ======

                                                        Consumers Energy Company

REVOLVING CREDIT FACILITY: The following secured revolving credit facility with banks is available at March 31, 2007:

                                                                              In Millions
-----------------------------------------------------------------------------------------
                              Amount of    Amount       Outstanding
 Company    Expiration Date    Facility   Borrowed   Letters-of-Credit   Amount Available
 -------    ---------------   ---------   --------   -----------------   ----------------
Consumers    March 30, 2012      $500        $--            $59                $441

We replaced our $500 million facility in March 2007 with a new $500 million credit facility that expires in March 2012. The new facility contains less restrictive covenants, and provides for lower fees and lower interest margins than the previous credit facilities.

DIVIDEND RESTRICTIONS: Under the provisions of our articles of incorporation, at March 31, 2007, we had $227 million of unrestricted retained earnings available to pay common stock dividends. The dividend restrictions in our revolving credit facility were removed in March 2007. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of our retained earnings. For the three months ended March 31, 2007, we paid $94 million in common stock dividends to CMS Energy.

CAPITAL LEASE OBLIGATIONS: Our capital leases are comprised mainly of leased service vehicles, power purchase agreements, and office furniture. At March 31, 2007, capital lease obligations totaled $64 million.

SALE OF ACCOUNTS RECEIVABLE: Under a revolving accounts receivable sales program, we sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold $10 million of receivables at March 31, 2007 and $325 million of receivables at December 31, 2006. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have neither recorded a gain or loss on the receivables sold nor retained interest in the receivables sold.

Certain cash flows under our accounts receivable sales program are shown in the following table:

                                                                  In Millions
                                                             ----------------
Three months Ended March 31                                    2007      2006
---------------------------                                   ------   ------
Net cash flow as a result of accounts receivable financing    $ (315)  $ (325)
Collections from customers                                    $1,928   $1,817
                                                              ======   ======

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

The cost and fair value of our long-term debt instruments including current maturities are as follows:

                                                                     In Millions
                     -----------------------------------------------------------
                              March 31, 2007               December 31, 2006
                     ----------------------------   ----------------------------
                                Fair   Unrealized             Fair    Unrealized
                      Cost     Value      Gain       Cost     Value      Gain
                     ------   ------   ----------   ------   ------   ----------
Long-term debt       $4,152   $4,145       $7       $4,158   $4,111       $47

The summary of our available-for-sale investment securities is as follows:

                                                                                                                In Millions
                                        -----------------------------------------------------------------------------------
                                                   March 31, 2007                               December 31, 2006
                                        -----------------------------------------   ---------------------------------------
                                                  Unrealized   Unrealized    Fair          Unrealized   Unrealized    Fair
                                           Cost      Gains       Losses     Value   Cost      Gains       Losses     Value
                                           ----   ----------   ----------   -----   ----   ----------   ----------   ------
Common stock of CMS Energy (a)             $  8      $ 25          $--       $ 33   $ 10      $ 26         $--        $ 36
Nuclear decommissioning investments: (b)
   Equity securities                        142       149           (4)       287    140       150          (4)        286
   Debt securities                          228         2           (2)       228    307         4          (2)        309
SERP:
   Equity securities                         17         9           --         26     17         9          --          26
   Debt securities                            6        --           --          6      6        --          --           6

(a) At March 31, 2007, we held 1.8 million shares and at December 31, 2006, we held 2.2 million shares of CMS Energy Common Stock.

(b) In preparation for the sale of Palisades, these investments also held cash and cash equivalents totaling $91 million at March 31, 2007. In April 2007, we sold Palisades and the Big Rock ISFSI to Entergy. Accordingly, we transferred $252 million in trust fund assets to Entergy. For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Contingencies, "Other Electric Contingencies - The Sale of Nuclear Assets and the Palisades Power Purchase Agreement."

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

                                                        Consumers Energy Company

The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No.
133. If a contract is a derivative, it is recorded on our consolidated balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any change in the market value of the contract, a practice known as marking the contract to market. From time to time, we enter into cash flow hedges. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in AOCI; otherwise, the changes are reported in earnings.

For a derivative instrument to qualify for cash flow hedge accounting:

     - the relationship between the derivative instrument and the forecasted transaction being hedged must be formally documented at inception,

     - the derivative instrument must be highly effective in offsetting the hedged transaction's cash flows, and

     -    the forecasted transaction being hedged must be probable.

If a derivative qualifies for cash flow hedge accounting treatment and gains or losses are recorded in AOCI, those gains or losses will be reclassified into earnings in the same period or periods the hedged forecasted transaction affects earnings. If a cash flow hedge is terminated early because it is determined that the forecasted transaction will not occur, any gain or loss recorded in AOCI at that date is recognized immediately in earnings. If a cash flow hedge is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and then reclassified to earnings when the forecasted transaction affects earnings. The ineffective portion, if any, of all hedges is recognized in earnings.

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

The majority of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:

     - they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas),

     -    they qualify for the normal purchases and sales exception, or

     -    there is not an active market for the commodity.

Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives and the resulting mark-to-market impact on earnings could be material.

Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. At March 31, 2007, the fair value of these derivative contracts was immaterial.

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

In April 2007, we sold the Palisades nuclear plant to Entergy. Employees transferred to Entergy as a result of the sale no longer participate in our retirement benefit plans. In April 2007, we recorded a net reduction of $27 million in pension SFAS No. 158 regulatory assets with a corresponding decrease of $27 million in pension liabilities on our Consolidated Balance Sheets. We also recorded a net reduction of $15 million in OPEB regulatory SFAS No. 158 assets with a corresponding decrease of $15 million in OPEB liabilities. The following table shows the net adjustment:

                                                                  Pension   OPEB
                                                                  -------   ----
Plan liability transferred to Entergy                               $44      $20
Trust assets transferred to Entergy                                  17        5
                                                                    ---      ---
Net adjustment                                                      $27      $15
                                                                    ===      ===

Beginning May 1, 2007, the CMS Energy Common Stock Fund will no longer be an investment option available for new investments in the 401(k) Savings Plan and the employer's match will no longer be in CMS Energy Stock. Participants will have an opportunity to reallocate investments in the CMS Energy Stock Fund to other plan investment alternatives. Beginning November 1, 2007, any remaining shares in the CMS Energy Stock Fund will be sold and the sale proceeds will be reallocated to other plan investment options. At March 31, 2007, there were 10 million shares of CMS Energy Common Stock in the CMS Energy Stock Fund.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.

                                                        Consumers Energy Company

Costs: The following table recaps the costs, other changes in plan assets, and benefit obligations incurred in our retirement benefits plans:

                                                              In Millions
                                                -------------------------
                                                 Pension         OPEB
                                                -----------   -----------
Three Months Ended March 31                     2007   2006   2007   2006
                                                ----   ----   ----   ----
Service cost                                    $ 12   $ 12   $  6   $  6
Interest expense                                  20     19     17     16
Expected return on plan assets                   (19)   (20)   (16)   (14)
Amortization of:

   Net loss                                       11     10      6      5
   Prior service cost (credit)                     2      2     (2)    (3)
                                                ----   ----   ----   ----
Net periodic cost                                 26     23     11     10
Regulatory adjustment                             (4)    (3)    (2)    --
                                                ----   ----   ----   ----
Net periodic cost after regulatory adjustment   $ 22   $ 20   $  9   $ 10
                                                ====   ====   ====   ====

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

FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT
OBLIGATIONS: This Interpretation clarified the term "conditional asset retirement obligation" as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FIN 47.

                                                        Consumers Energy Company

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

March 31, 2007                                                                            In Millions
-----------------------------------------------------------------------------------------------------
                                            In Service                                          Trust
ARO Description                                   Date             Long-Lived Assets             Fund
---------------                             ----------   ------------------------------------   -----
Palisades - decommission plant site               1972   Palisades nuclear plant                 $604
Big Rock - decommission plant site                1962   Big Rock nuclear plant                     2
JHCampbell intake/discharge water line            1980   Plant intake/discharge water line         --
Closure of coal ash disposal areas             Various   Generating plants coal ash areas          --
Closure of wells at gas storage fields         Various   Gas storage fields                        --
Indoor gas services equipment relocations      Various   Gas meters located inside structures      --
Asbestos abatement                                1973   Electric and gas utility plant            --

                                                                                             In Millions
--------------------------------------------------------------------------------------------------------
                                     ARO                                                          ARO
                                  Liability                                        Cash flow   Liability
ARO Description                    12/31/06   Incurred   Settled (a)   Accretion   Revisions    3/31/07
---------------                   ---------   --------   -----------   ---------   ---------   ---------
Palisades - decommission             $401        $--         $--          $ 7         $ 2         $410
Big Rock - decommission                 2         --          --            1          --            3
JHCampbell intake line                 --         --          --           --          --           --
Coal ash disposal areas                57         --          (1)           1          --           57
Wells at gas storage fields             1         --          --           --          --            1
Indoor gas services relocations         1         --          --           --          --            1
Asbestos abatement                     35         --          (1)           1          --           35
                                     ----        ---         ---          ---         ---         ----
   Total                             $497        $--         $(2)         $10         $ 2         $507
                                     ====        ===         ===          ===         ===         ====

(a) These cash payments are included in the Other current and non-current liabilities line in Net cash provided by operating activities in our Consolidated Statements of Cash Flows.

In April 2007, we sold Palisades to Entergy and paid Entergy to assume ownership and responsibility for the Big Rock ISFSI. Our AROs related to Palisades and Big Rock ISFSI ended with the sale and the related ARO liabilities will be removed from our Consolidated Balance Sheets. We also expect to remove the Big Rock ARO related to the plant in the second quarter of 2007 due to the completion of decommissioning.

In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In August 2006, the ALJ issued a Proposal for Decision that included recommendations that the MPSC:

     - adopt SFAS No. 143 and FERC Order No. 631 for accounting purposes but not for ratemaking purposes,

     -    consider adopting standardized retirement units for certain accounts,

     -    consider revising the method of determining cost of removal, and

                                                        Consumers Energy Company

     - withhold approving blanket regulatory asset and regulatory liability accounting treatment related to AROs, stating that modifications to the MPSC's Uniform System of Accounts should precede any such accounting approval.

We consider the proceeding a clarification of accounting and reporting issues that relate to all Michigan utilities. We cannot predict the outcome of the proceeding.

7: INCOME TAXES

The principal components of deferred tax assets (liabilities) recognized on our Consolidated Balance Sheets both before and after the adoption of FIN 48 are as follows:

                                                 In Millions
                                         -------------------
                                         01/01/07   12/31/06
                                         --------   --------
Property                                  $(725)     $(814)
Securitized costs                          (177)      (177)
Gas inventories                            (168)      (168)
Employee benefits                            36         36
SFAS No. 109 regulatory liability, net      189        189
Nuclear decommissioning                      57         57
Tax loss and credit carryforwards           178        209
Valuation allowances                        (22)       (15)
Other, net                                 (176)      (175)
                                          -----      -----
Net deferred tax liabilities              $(808)     $(858)
                                          =====      =====

As a result of the implementation of FIN 48, we have identified additional uncertain tax benefits of $5 million as of January 1, 2007. Included in this amount is an increase in our valuation allowance of $7 million, increases to tax reserves of $55 million and a decrease to deferred tax liabilities of $57 million.

Consumers joins in the filing of a consolidated U.S. federal income tax return as well as unitary and combined income tax returns in several states. Consumers and its subsidiaries also file separate company income tax returns in several states. The only significant state tax paid by Consumers or any of its subsidiaries is in Michigan. However, since the Michigan Single Business Tax is not an income tax, it is not part of the FIN 48 analysis. The IRS has completed its audits for all the consolidated federal returns, of which Consumers is a member, for years through 2001. The federal income tax returns for the years 2002 through 2005 are open under the statute of limitations.

We have reflected a net interest liability of $1 million related to our uncertain income tax positions on our Consolidated Balance Sheets as of January 1, 2007. We have not accrued any penalties with respect to uncertain tax benefits. We recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense.

As of the date of adoption of FIN 48, we had valuation allowances against certain deferred tax assets totaling $22 million and other net uncertain tax positions of $55 million, resulting in total uncertain benefits of $77 million. Of this amount, $24 million would result in a decrease in our effective tax rate,

                                                        Consumers Energy Company

if recognized. We are not expecting any material changes to our uncertain tax positions over the next 12 months.

The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

                                                                    In Millions
                                                                    -----------
Quarters Ended March 31                                             2007   2006
-----------------------                                             ----   ----
Net income                                                          $113   $ 10
Income tax expense                                                    60      9
                                                                    ----   ----

Income before income taxes                                           173     19
Statutory federal income tax rate                                    x35%   x35%
                                                                    ----   ----

Expected income tax expense                                           61      7
Increase (decrease) in taxes from:
   Property differences                                                5      6
   Fair market value charitable donation                              (2)    --
   Tax exempt income                                                  (1)    (1)
   Medicare Part D exempt income                                      (2)    (1)
   Income tax credit amortization                                     (1)    (1)
   Other, net                                                         --     (1)
                                                                    ----   ----
Recorded income tax expense                                         $ 60   $  9
                                                                    ====   ====

Effective tax rate                                                    35%    47%
                                                                    ====   ====

                                                        Consumers Energy Company

8:   REPORTABLE SEGMENTS

Our reportable segments consists of business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.

The following tables show our financial information by reportable segment:

                                                       In Millions
                                                   ---------------
Three Months Ended March 31                         2007     2006
---------------------------                        ------   ------
Operating Revenue
   Electric                                        $  844   $  729
   Gas                                              1,211    1,041
   Other                                               --       12
                                                   ------   ------
Total Operating Revenue                            $2,055   $1,782
                                                   ======   ======
Net Income Available to Common Stockholder
   Electric                                        $   51   $   29
   Gas                                                 57       37
   Other                                                4      (56)
                                                   ------   ------
Total Net Income Available to Common Stockholder   $  112   $   10
                                                   ======   ======

                                         In Millions
                  ----------------------------------
                  March 31, 2007   December 31, 2006
                  --------------   -----------------
Assets
   Electric (a)       $ 8,557           $ 8,516
   Gas (a)              3,410             3,950
   Other                  812               379
                      -------           -------
Total Assets          $12,779           $12,845
                      =======           =======

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

Internal Control Over Financial Reporting: There has been one change in CMS Energy's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter. This change concerns the restoration of the common dividend, which has been evaluated as effective. There have not been any other changes in CMS Energy's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2006. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies, for CMS Energy and Note 2, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY

GAS INDEX PRICE REPORTING LITIGATION

     Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California in November 2003 against a number of energy companies engaged in the sale of natural gas in the United States (including CMS Energy). The complaint alleged defendants entered into a price-fixing scheme by engaging in activities to manipulate the price of natural gas in California. The complaint alleged violations of the federal Sherman Act, the California Cartwright Act, and the California Business and Professions Code relating to unlawful, unfair and deceptive business practices. The complaint sought both actual and exemplary damages for alleged overcharges, attorneys' fees and injunctive relief regulating defendants' future conduct relating to pricing and price reporting. In April 2004, a Nevada Multidistrict Litigation (MDL) Panel ordered the transfer of the Texas-Ohio case to a pending MDL matter in the Nevada federal district court that at the time involved seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting, although none contain a federal Sherman Act claim. In November 2004, those seven complaints, as well as a number of others that were originally filed in various state courts in California and subsequently transferred to the MDL proceeding, were remanded back to California state court. The Texas-Ohio case remained in Nevada federal district court, and defendants, with CMS Energy joining, filed a motion to dismiss. The court issued an order granting the motion to dismiss on April 8, 2005 and entered a judgment in favor of the defendants on April 11, 2005. Texas-Ohio has appealed the dismissal to the Ninth Circuit Court of Appeals.

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

     The Fairhaven, Utility Savings and Abelman Art Glass cases have been transferred to the MDL proceeding, where the Texas-Ohio case was pending. Pursuant to stipulation by the parties and court order, defendants were not required to respond to the Fairhaven, Utility Savings and Abelman Art Glass complaints until the court ruled on defendants' motion to dismiss in the Texas-Ohio case. Plaintiffs subsequently filed a consolidated class action complaint alleging violations of federal and California antitrust laws. Defendants filed a motion to dismiss, arguing that the consolidated complaint should be dismissed for the same reasons as the Texas-Ohio case. The court issued an order granting the motion to dismiss on December 19, 2005 and entered judgment in favor of defendants on December 23, 2005. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. California-based plaintiffs in the pending Ninth Circuit Court of Appeals cases (Texas-Ohio, Fairhaven, Abelman Art Glass and Utility Savings) have entered into a settlement agreement dated January 10, 2007 to collectively settle their claims against all CMS Energy defendants for the payment of $700,000. Plaintiffs filed a motion for preliminary approval of this and other settlements with various defendants on April 3, 2007.

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

     In February 2005, these 15 separate actions, as well as nine other similar actions that were filed in California state court but do not name CMS Energy or any of its former or current subsidiaries, were ordered coordinated with pending coordinated proceedings in the San Diego Superior Court. The 24 state court complaints involving price reporting were coordinated as Natural Gas Antitrust Cases V. Plaintiffs in Natural Gas Antitrust Cases V were ordered to file a consolidated complaint, but a consolidated complaint was filed only for the two putative class action lawsuits. Pursuant to a ruling dated August 23, 2006, CMS Energy, Cantera Gas Company and Cantera Natural Gas, LLC were dismissed as defendants in the master class action and the thirteen non-class actions, due to lack of personal jurisdiction. CMS MST remains a defendant in all of these actions. CMS MST has settled a master class action suit in California state court for $7 million. In March 2007, CMS Energy paid $7 million into a trust fund account following preliminary approval of the settlement by the judge. The settlement remains subject to final approval pending notice to members of the class, who have an opportunity to opt out of or object to the settlement.

     Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants' future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Defendants attempted to remove the case to federal court, but it was remanded to state court by a federal judge. On February 2, 2007, the state court granted defendants' motion to dismiss the complaint.

     J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court in August 2005 against a number of energy companies, including CMS Energy, CMS MST and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act relating to reporting false natural gas trade information to publications that report trade information. Plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. The case was removed to the United States District Court for the District of Kansas on September 8, 2005 and transferred to the MDL proceeding on October 13, 2005. A motion to remand the case back to Kansas state court was denied on April 21, 2006. The court issued an order granting the motion to dismiss on December 18, 2006, and entered judgment in favor of defendants on January 4, 2007.

     On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order. The court issued an order dated August 3, 2006 denying the motion to remand the case to Kansas state court.

     Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages. The case was removed to the United States District Court for the District of Colorado on June 12, 2006 and a conditional transfer order transferring the case to the MDL proceeding was entered on June 27, 2006. Plaintiffs are seeking to have the case remanded back to Colorado state court.

     On October 30, 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc. The Missouri Public Service Commission purportedly is acting as an assignee of six local distribution companies, and it alleges that from at least January 2000 through at least October 2002, defendants knowingly reported false natural gas prices to publications that compile and publish indices of natural gas prices, and engaged in wash sales. The complaint contains claims for violation of the Missouri Anti-Trust Law, fraud and unjust enrichment. A second action, Heartland Regional Medical Center, et al. v. Oneok, Inc., et al., was filed in Missouri state court in March 2007 alleging violations of Missouri anti-trust laws. The second action is denoted as a class action.

     A class action complaint, Arandell Corp., et al v. XCEL Energy Inc., et al, was filed on or about December 15, 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. Defendants, including CMS Energy, CMS ERM and Cantera Gas Company, LLC, are alleged to have violated Wisconsin's Anti-Trust statute by conspiring to manipulate natural gas prices. Plaintiffs are seeking full consideration damages, plus exemplary damages in an amount equal to three times the actual damages, and attorneys' fees. The action was removed to Wisconsin federal district court and CMS entered a special appearance for purpose of filing a motion to dismiss all the CMS defendants on the ground of lack of personal jurisdiction.

     CMS Energy and the other CMS defendants will defend themselves vigorously against these matters but cannot predict their outcome.

QUICKSILVER RESOURCES, INC.

     On November 1, 2001, Quicksilver sued CMS MST in the Texas State Court in Fort Worth, Texas for breach of contract in connection with a Base Contract for Sale and Purchase of natural gas, pursuant to which Quicksilver agreed to sell, and CMS MST agreed to buy, natural gas. Quicksilver contended that a special provision in the contract requires CMS MST to pay Quicksilver 50 percent of the difference between $2.47/MMBtu and the index price each month. CMS MST disagrees with Quicksilver's interpretation of the special provision and contends that it has paid all monies owed for delivery of gas pursuant to the contract. Quicksilver is seeking damages of approximately $126 million, plus prejudgment interest and attorneys' fees, which in CMS Energy's judgment is unsupported by the facts.

     The matter was tried before a jury in March 2007. The jury made a finding that CMS MST has breached the agreement with Quicksilver, but found that Quicksilver had failed to prove damages and accordingly awarded zero compensatory damages to Quicksilver. However, the jury awarded $10 million in punitive damages against CMS MST. CMS MST will oppose the award of punitive damages on the basis that Texas law will not permit an award of punitive damages if no compensatory damages have been awarded. The trial court has scheduled a date in early May to consider motions to enter judgment by the opposing sides of the litigation.

CMS ENERGY AND CONSUMERS

SECURITIES CLASS ACTION LAWSUITS

     Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the "Shareholder Action"), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy's business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of "all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby." The court excluded purchasers of CMS Energy's 8.75 percent Adjustable Convertible Trust Securities ("ACTS") from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the "ACTS Action") against the same defendants named in the Shareholder Action. The settlement described below, if approved, will resolve both the Shareholder and ACTS Actions.

     On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the "MOU"), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. The MOU is expected to lead to a detailed stipulation of settlement that will be presented to the assigned federal judge and the affected class in the second quarter of 2007. Under the terms of the MOU, the litigation will be settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy will make a payment of approximately $123 million plus an amount equivalent to interest on the outstanding unpaid settlement balance beginning on the date of preliminary approval of the court and running until the balance of the settlement funds is paid into a settlement account. Out of the total settlement, CMS Energy's insurers will pay approximately $77 million directly to the settlement account. CMS Energy took an approximately $123 million pre-tax charge to 2006 earnings in the fourth quarter of 2006. In entering into the MOU, CMS Energy makes no admission of liability under the Shareholder Action and the ACTS Action.

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

For additional information, see both CMS Energy's and Consumers' Forms 10-K for the year ended December 31, 2006 - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 1A. RISK FACTORS

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy's Form 10-K and Consumers' Form 10-K for the year ended December 31, 2006.

RISK RELATED TO CMS ENERGY

     CMS ENERGY HAS MADE SUBSTANTIAL INTERNATIONAL INVESTMENTS THAT ARE SUBJECT TO POSSIBLE NATIONALIZATION, EXPROPRIATION OR INABILITY TO CONVERT CURRENCY.

     CMS Energy has recently completed asset sales of substantially all of its international assets. Its remaining international assets located in Argentina, Chile and Jamaica are subject to sale that is expected to be completed later this year. Therefore, CMS Energy's international exposure is reduced significantly.

RISKS RELATED TO CMS ENERGY AND CONSUMERS

     CMS ENERGY AND CONSUMERS MAY BE ADVERSELY AFFECTED BY REGULATORY INVESTIGATIONS REGARDING "ROUND-TRIP" TRADING BY CMS MST AS WELL AS CIVIL LAWSUITS REGARDING PRICING INFORMATION THAT CMS MST AND CMS FIELD SERVICES PROVIDED TO MARKET PUBLICATIONS.

     As a result of round-trip trading transactions (simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price) at CMS MST, CMS Energy is under investigation by the DOJ. CMS Energy received subpoenas in 2002 and 2003 from U.S. Attorneys' Offices regarding investigations of those trades. CMS Energy responded to those subpoenas in 2003 and 2004.

     In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy relating to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order's findings.

     CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on CMS Energy. The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and seeks to enjoin these acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. Trial dates have been held in abeyance pending settlement discussions. CMS Energy is currently advancing legal defense costs to the two individuals in accordance with existing indemnification policies.

     CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of false natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. In September 2006, CMS MST reached an agreement in principle to settle a master class action suit in California for $7 million, pending approval by the trial Court. The court entered an order granting preliminary approval of the settlement, and CMS MST has paid the $7 million settlement amount.

     CMS Energy and the other CMS Energy defendants will defend themselves vigorously against all of these matters, but cannot predict the outcome of the DOJ investigations and the lawsuits. It is possible that the outcome in one or more of the investigations or the lawsuits could adversely affect CMS Energy's and Consumers' financial condition, liquidity or results of operations.

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

     In 1998, the EPA issued regulations requiring the State of Michigan to further limit nitrogen oxide emissions at coal-fired electric generating plants. The EPA and State of Michigan regulations require Consumers to make significant capital expenditures estimated to be $835 million. As of March 2007, Consumers has incurred $760 million in capital expenditures to comply with these regulations and anticipates that the remaining $75 million of capital expenditures will be made in 2007 through 2011. In addition to modifying coal-fired electric plants, Consumers' compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $3 million per year, which Consumers expects to recover from customers through the PSCR process.

     In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. Consumers plans to meet the nitrogen oxide requirements of this rule by year-round operation of its selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. Consumers plans to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Consumers' total cost for equipment installation is expected to reach approximately $700 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed for an estimated cost of $12 million per year, which Consumers expects to recover from customers through the PSCR process.

     Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. In April 2006, Michigan's governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. Consumers is currently working with the MDEQ on the details of these rules; however, Consumers has developed preliminary cost estimates and a mercury emissions reduction plan based on its best knowledge of control technology options and anticipated requirements. Consumers' plan includes expenditures of close to $550 million for mercury control equipment and continuous emissions monitoring systems through 2014.

     Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. CMS Energy and Consumers cannot predict whether any of these proposals will be enacted, or the specific requirements of any of these proposals and their effect on future operations and financial results. On April 2, 2007, the U.S. Supreme Court ruled that the Clean Air Act gives the EPA the authority to regulate emissions of carbon dioxide and other greenhouse gases from automobiles. In its decision, the court ordered the EPA to revisit its contention that it has the discretion not to regulate greenhouse gas emissions from automobiles.

     To the extent that greenhouse gas emission reduction rules come into effect, the mandatory emissions reduction requirements could have far-reaching and significant implications for the energy sector. CMS Energy and Consumers cannot estimate the potential effect of federal or state greenhouse gas policy on their future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies at this time. However, CMS Energy and Consumers will continue to monitor greenhouse gas policy developments and assess and respond to their potential implications on their business operations.

     In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court's ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA's reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.

     CMS Energy expects to collect fully from its customers, through the ratemaking process, these and other required environmental expenditures. However, if these expenditures are not recovered from customers in Consumers' rates, CMS Energy and/or Consumers may be required to seek significant additional financing to fund these expenditures, which could strain their cash resources.

     CONSUMERS' OWNERSHIP OF A NUCLEAR GENERATING FACILITY CREATES RISK RELATING TO NUCLEAR ENERGY.

     On April 11, 2007, Consumers completed the sale of its Palisades nuclear plant to Entergy. As a result, Consumers no longer owns any nuclear facilities and therefore does not have any risks associated with the ownership of nuclear generating facilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

                                        CMS ENERGY CORPORATION
                                        (Registrant)


Dated: May 3, 2007                      By: /s/ Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer


                                        CONSUMERS ENERGY COMPANY
                                        (Registrant)


Dated: May 3, 2007                      By: /s/ Thomas J. Webb
                                            ------------------------------------
                                            Thomas J. Webb
                                            Executive Vice President and
                                            Chief Financial Officer