Form 10-Q
period 2007-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2007-08-02
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.

1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
CMS Energy Corporation:       Large accelerated filer ☑       Accelerated filer ☐       Non-Accelerated filer ☐
Consumers Energy Company:       Large accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
CMS Energy Corporation:       Yes ☐ No ☑       Consumers Energy Company: Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 31, 2007: CMS Energy Corporation:

CMS Energy Common Stock, $.01 par value	224,580,202
Consumers Energy Company, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
and
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended June 30, 2007
This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

Page
Glossary	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CMS Energy Corporation
Consolidated Statements of Income (Loss)	CMS - 33
Consolidated Statements of Cash Flows	CMS - 35
Consolidated Balance Sheets	CMS - 36
Consolidated Statements of Common Stockholders’ Equity	CMS - 38
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CMS - 39
2. Asset Sales, Discontinued Operations and Impairment Charges	CMS - 42
3. Contingencies	CMS - 48
4. Financings and Capitalization	CMS - 62
5. Earnings Per Share	CMS - 64
6. Financial and Derivative Instruments	CMS - 65
7. Retirement Benefits	CMS - 69
8. Income Taxes	CMS - 71
9. Asset Retirement Obligations	CMS - 72
10. Equity Method Investments	CMS - 74
11. Reportable Segments	CMS - 75
Consumers Energy Company
Consolidated Statements of Income	CE - 24
Consolidated Statements of Cash Flows	CE - 25
Consolidated Balance Sheets	CE - 26
Consolidated Statements of Common Stockholder’s Equity	CE - 28
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CE - 30
2. Asset Sales	CE - 32
3. Contingencies	CE - 34
4. Financings and Capitalization	CE - 43
5. Financial and Derivative Instruments	CE - 45
6. Retirement Benefits	CE - 47
7. Asset Retirement Obligations	CE - 48
8. Income Taxes	CE - 50
9. Reportable Segments	CE - 52

TABLE CONTENTS
(Continued)

GLOSSARY
Certain terms used in the text and financial statements are defined below

AEI	Ashmore Energy International, a non-affiliated company
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOC	Administrative Order on Consent
AOCL	Accumulated Other Comprehensive Loss
APB	Accounting Principles Board
ARO	Asset retirement obligation

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.
bcf	One billion cubic feet of gas
Big Rock	Big Rock Point nuclear power plant
Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation
Broadway Gen Funding LLC	Broadway Gen Funding LLC, an unaffiliated limited liability company

CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CKD	Cement Kiln Dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises
CMS Field Services	CMS Field Services, Inc., formerly a wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises
CMS Generation	CMS Generation Co., a formerly wholly owned subsidiary of Enterprises
CMS International Ventures	CMS International Ventures LLC, a subsidiary of Enterprises
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of
Enterprises, whose name was changed to CMS ERM effective January 2004
Consumers	Consumers Energy Company, a subsidiary of CMS Energy
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000

DCCP	Defined Company Contribution Plan
Detroit Edison	The Detroit Edison Company, a non-affiliated company

DIG	Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Energy
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company

EISP	Executive Incentive Separation Plan
EITF	Emerging Issues Task Force
EITF Issue No. 02-03	Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities
El Chocon	The 1,200 MW hydro power plant located in Argentina, in which CMS Generation held a 17.2 percent ownership interest
Entergy	Entergy Corporation, a non-affiliated company
Enterprises	CMS Enterprises Company, a subsidiary of CMS Energy
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 14	FASB Interpretation No. 14, Reasonable Estimation of Amount of a Loss
FIN 46(R)	Revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities
FIN 47	FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations
FIN 48	FASB Interpretation No. 48, Uncertainty in Income Taxes
FMLP	First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility
FSP FIN 39-1	FASB Staff Position on FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

GAAP	Generally Accepted Accounting Principles
GasAtacama
GasAtacama Holding Limited, a limited liability partnership that manages GasAtacama S.A., which includes an integrated natural gas pipeline and electric generating plant located in Argentina and Chile and Atacama Finance Company

GCR	Gas cost recovery

IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation

Jamaica	Jamaica Private Power Company, Limited, a diesel-fueled electric generating plant located in Jamaica, in which CMS Generation owns a 42 percent interest
Jorf Lasfar	The 1,356 MW coal-fueled power plant in Morocco

Jubail	A 240 MW natural gas cogeneration power plant located in Saudi Arabia, in which CMS Generation owned a 25 percent interest

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)

LS Power Group	LS Power Group, a non-affiliated company
Lucid Energy	Lucid Energy LLC, a non-affiliated company
Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf	One thousand cubic feet of gas
MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MCV PPA
The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and Consumers

MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
MDL	Multidistrict Litigation
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Michigan Public Service Commission
MSBT	Michigan Single Business Tax
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt hour (a unit of energy equal to one million watt hours)

Neyveli	CMS Generation Neyveli Ltd, a 250 MW lignite-fired power station located in Neyveli, Tamil Nadu, India, in which CMS International Ventures held a 50 percent interest
NMC
Nuclear Management Company LLC, formed in 1999 by Northern States Power Company (now Xcel Energy Inc.), Alliant Energy, Wisconsin Electric Power Company, and Wisconsin Public Service Company to operate and manage nuclear generating facilities owned by the utilities

NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions for retired employees

Palisades	Palisades nuclear power plant

Panhandle	Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission
PCB	Polychlorinated biphenyl
Peabody Energy	Peabody Energy Corporation, a non-affiliated company
Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PowerSmith	A 124 MW natural gas power plant located in Oklahoma City, Oklahoma, in which CMS Generation holds a 6.25% limited partner ownership interest
PSCR	Power supply cost recovery
PURPA	Public Utility Regulatory Policies Act of 1978

Quicksilver	Quicksilver Resources, Inc., a non-affiliated company

RCP	Resource Conservation Plan
ROA	Retail Open Access

S&P	Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc.
SEC	U.S. Securities and Exchange Commission
Section 10d(4) Regulatory Asset	Regulatory asset as described in Section 10d(4) of the Customer Choice Act, as amended
Securitization
A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility

SENECA	Sistema Electrico del Estado Nueva Esparta C.A., a former subsidiary of CMS International Ventures
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	SFAS No. 5, “Accounting for Contingencies”
SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”
SFAS No. 98	SFAS No. 98, “Accounting for Leases”
SFAS No. 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS No. 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”
SFAS No. 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”
SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted”
SFAS No. 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 157	SFAS No. 157, “Fair Value Measurement”
SFAS No. 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”
SFAS No. 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115”
Shuweihat	A power and desalination plant in which CMS Generation held a 20 percent interest
Stranded Costs
Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Takoradi	A 200 MW open-cycle combustion turbine crude oil power plant located in Ghana, in which CMS Generation owned a 90 percent interest
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority
Taweelah	Al Taweelah A2, a power and desalination plant of Emirates CMS Power Company, in which CMS Generation held a 40 percent interest
TGM	A natural gas transportation and pipeline business located in Argentina, in which CMS International Ventures owned a 20 percent interest
TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission owns a 23.54 percent interest
Trunkline	CMS Trunkline Gas Company, LLC, formerly a subsidiary of CMS Panhandle Holdings, LLC

Zeeland	A 946 MW gas-fired power plant located in Zeeland, Michigan

CMS Energy Corporation
CMS Energy Corporation
Management’s Discussion and Analysis
This MD&A is a consolidated report of CMS Energy and Consumers. The terms “we” and “our” as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy’s Form 10-K for the year ended December 31, 2006 and the Form 8-K filed June 4, 2007 amending CMS Energy’s 2006 financial statements to reflect certain discontinued operations resulting from recent asset sales.
Forward-looking statements and information
This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined in Rule 3b-6 under the Securities Exchange Act of 1934, as amended, Rule 175 under the Securities Act of 1933, as amended, and relevant legal decisions. Our intention with the use of such words as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

•	credit ratings of CMS Energy, Consumers, or any of their affiliates,

•	the ability of CMS affiliates, with interests in the DIG power plant, to effectively restructure power supply agreements on a timely basis,

•	factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions, including but not limited to Bay Harbor,

•	potentially adverse regulatory treatment and (or) regulatory lag and receipt of timely regulatory orders concerning a number of significant questions presently before the MPSC including:
•	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,
•	recovery of power supply and natural gas supply costs when fuel prices are increasing and (or) fluctuating,

CMS-1

CMS Energy Corporation

•	timely recognition in rates of additional equity investments in Consumers,

•	adequate and timely recovery of additional electric and gas rate-based investments,

•	adequate and timely recovery of higher MISO energy and transmission costs,

•	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

•	recovery of Palisades plant sale-related costs,

•	authorization of Zeeland power plant purchase costs, and

•	impact of possible regulation or legislation regarding carbon dioxide and other greenhouse gas emissions,
•	the effects on our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if Consumers exercises its regulatory-out rights and the owners of the MCV Facility exercise their right to terminate the MCV PPA,

•	the ability of Consumers to exercise its regulatory-out rights as to the MCV PPA,

•	the ability of Consumers to recover Big Rock decommissioning funding shortfalls and nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of the market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	our ability to collect accounts receivable from our customers,

•	earnings volatility as a result of the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods,

•	the effect on our utility of the direct and indirect impacts of the continued economic downturn experienced by the Michigan economy,

•	potential disruption or interruption of facilities or operations due to accidents, war, terrorism, or changing political environment, and the ability to obtain or maintain insurance coverage for such events,

•	the outcome of pending litigation regarding the DOE liability for spent nuclear fuel storage during former ownership and operation of nuclear power plants,

•	technological developments in energy production, delivery, and usage,
•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

•	changes in domestic or foreign tax laws, or new IRS or foreign governmental interpretations of existing or past tax laws,

•	outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims, including claims, damages, and fines resulting from round-trip trading and inaccurate commodity price reporting, including the outcome of investigations by the DOJ regarding round-trip trading and price reporting,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

CMS-2

CMS Energy Corporation

•	other business or investment considerations that may be disclosed from time to time in CMS Energy’s or Consumers’ SEC filings, or in other publicly issued written documents, and

•	other uncertainties that are difficult to predict, many of which are beyond our control.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 3, Contingencies, and Part II, Item 1A. Risk Factors.
Executive Overview
CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan’s Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged primarily in domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, and gas distribution, transmission, and storage. Our businesses are affected primarily by:
•	weather, especially during the normal heating and cooling seasons,

•	economic conditions, primarily in Michigan,

•	regulation and regulatory issues that affect our electric and gas utility operations,

•	energy commodity prices,

•	interest rates, and

•	our debt credit rating.
During the past several years, our business strategy has involved improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service. As an indication of our commitment to our utility business, we have invested $650 million in Consumers during the first half of 2007.
We expect to complete the sale of our international Enterprises assets by the end of 2007. Proceeds from asset sales are used to retire debt and to invest in our utility business. Asset sales completed in 2007 include:
•	a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for $130 million in March 2007,

•	our ownership interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for $50 million in March 2007,

CMS-3

CMS Energy Corporation

•	our ownership interest in SENECA and certain associated generating equipment to Petroleos de Venezuela, S.A. for $106 million in April 2007,

•	our ownership interest in businesses in the Middle East, Africa, and India to TAQA for $900 million in May 2007,
•	CMS Energy Brasil S.A. to CPFL Energia S.A., a Brazilian utility, for $211 million in June 2007, and

•	our investment in GasAtacama to Endesa S.A. for $80 million in August 2007.
We have also entered into an agreement to sell our investment in Jamaica to AEI for $14 million, which we expect to close by the end of 2007.
We also made important progress at Consumers to reduce business risk and to meet the future needs of our customers. We sold Palisades to Entergy in April 2007 for $380 million. The final purchase price is subject to various closing adjustments resulting in us receiving $364 million as of June 30, 2007. The sale resulted in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments.
After September 15, 2007, we expect to claim relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. If we are successful in exercising the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA, which could affect our need to build or purchase additional generating capacity.
We introduced our Balanced Energy Initiative, a comprehensive plan to meet customer energy needs over the next 20 years, in May 2007. The plan, as filed with the MPSC, is designed to meet the growing customer demand for electricity with energy efficiency, demand management, expanding the use of renewable energy, and developing new power plants to complement existing generating sources.
In May 2007, we entered an agreement to buy a 946 MW natural gas-fired power plant located in Zeeland, Michigan from Broadway Gen Funding LLC, an affiliate of LS Power Group, for $517 million. The purchase is subject to approvals from the MPSC and other regulatory bodies and is expected to close in early 2008.
We took an important step in our business plan in January 2007 by reinstating a quarterly dividend of $0.05 per share on our common stock, after a four-year suspension. We paid $11 million in common stock dividends in February 2007 and $11 million in common stock dividends in May 2007. We also took steps toward resolving a long-outstanding litigation issue. In January 2007, we reached a preliminary agreement to settle two class action lawsuits related to round-trip trading by CMS MST. We believe that eliminating this business uncertainty is in the best interests of our shareholders.

CMS-4

CMS Energy Corporation
We are also in the process of restructuring our investment in DIG. This restructuring may involve renegotiation or possible buyout of the DIG power sales contracts as well as other measures. These options may require material cash payments. We believe that resolving the issues associated with the unfavorable supply contracts will allow us to maximize future benefits from our DIG investment.
In the future, we will focus our strategy on:

•	reducing parent debt,

•	continued investment in our utility business,

•	growing earnings while controlling operating costs, and

•	principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan’s automotive industry and limited growth in the non-automotive sectors of the state’s economy. The return of ROA customer load has offset some of these negative effects. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 3 percent of ROA load compared to June 30, 2006.

CMS-5

CMS Energy Corporation
Results of Operations
CMS Energy Consolidated Results of Operations

In Millions (except for per share amounts)
Three months ended June 30	2007	2006	Change

Net Income Available to Common Stockholders	$33	$72	$(39)
Basic Earnings Per Share	$0.15	$0.33	$(0.18)
Diluted Earnings Per Share	$0.15	$0.31	$(0.16)

Electric Utility	$40	$37	$3
Gas Utility	4	(3)	7
Enterprises (Includes the MCV Partnership and FMLP interests)	(33)	(16)	(17)
Corporate Interest and Other	(69)	42	(111)
Discontinued Operations	91	12	79

Net Income Available to Common Stockholders	$33	$72	$(39)

For the three months ended June 30, 2007, our net income was $33 million, a $39 million reduction from our 2006 second quarter net income. Compared with the second quarter of 2006, net income from our gas and electric utility segments increased slightly, reflecting benefits from an MPSC gas rate order and favorable weather impacts. At our Enterprises and Corporate segments, the net positive impact of our asset sales was more than offset by the absence of 2006 tax benefits and increased legal costs.
Specific changes to net income available to common stockholders for the three months ended June 30, 2007 versus 2006 are:

In Millions

•	absence of tax benefits recorded at Corporate and Enterprises in 2006 from the resolution of an IRS tax audit,	$(54)
•	an impairment charge to recognize the reduction in fair value of our investment in GasAtacama,	(23)
•	increase in miscellaneous Corporate and Enterprises expenses,	(20)
•	decrease in earnings from CMS ERM primarily due to the write-off of derivative assets associated with a contract that was voided in May 2007,	(16)
•	absence of an insurance reimbursement received for previously incurred legal expenses,	(15)
•	premiums paid on the early retirement of corporate debt,	(6)
•	impact of activities associated with discontinued operations as the gains on the sale of assets more than offset foreign currency losses and the absence of income related to these businesses,	79
•	increase in earnings at our Gas utility primarily due to the positive effects of an MPSC gas rate order and an increase in deliveries due to colder April weather,	7
•	absence of mark-to-market losses net of operating earnings from our investment in the MCV Partnership, which was sold in November 2006, and	6
•	increase in earnings at our Electric utility primarily due to a weather-driven increase in deliveries.	3

Total Change		$(39)

CMS-6

CMS Energy Corporation

In Millions (except for per share amounts)
Six months ended June 30	2007	2006	Change

Net Income (Loss) Available to Common Stockholders	$(182)	$45	$(227)
Basic Earnings (Loss) Per Share	$(0.82)	$0.21	$(1.03)
Diluted Earnings (Loss) Per Share	$(0.82)	$0.20	$(1.02)

Electric Utility	$91	$66	$25
Gas Utility	61	34	27
Enterprises (Includes the MCV Partnership and FMLP interests)	(231)	(82)	(149)
Corporate Interest and Other	(16)	6	(22)
Discontinued Operations	(87)	21	(108)

Net Income (Loss) Available to Common Stockholders	$(182)	$45	$(227)

For the six months ended June 30, 2007, our net loss was $182 million, a $227 million reduction in net income from our first half of 2006. Compared with the first six months of 2006, net income from our gas and electric utility segments increased a combined $52 million, reflecting benefits from an MPSC gas rate order and favorable weather impacts. The positive utility results were more than offset by currency translation adjustments on asset sales, the absence of 2006 tax benefits and increased legal costs.

CMS-7

CMS Energy Corporation
Specific changes to net income (loss) available to common stockholders for the six months ended June 30, 2007 versus 2006 are:

In Millions

•	asset impairment charges primarily related to our investments in TGN, GasAtacama, Jamaica, and PowerSmith,	$(181)
•	impact of activities associated with discontinued operations as the net loss on the disposal of international businesses in 2007 replaced earnings recorded for these businesses in 2006,	(108)
•	absence of tax benefits recorded at Corporate and Enterprises in 2006 from the the resolution of an IRS income tax,	(54)
•	tax provision on the cumulative undistributed earnings of foreign subsidiaries at Enterprises sold in 2007,	(46)
•	absence of an insurance reimbursement received for previously incurred legal expenses,	(15)
•	increase in miscellaneous Corporate and Enterprises expenses,	(13)
•	premiums paid on the early retirement of corporate debt,	(6)
•	reduction to our corporate deferred tax valuation allowances associated with capital loss carryforwards and foreign basis differences due to the sale of international businesses in 2007,	81
•	absence of mark-to-market losses net of operating earnings from our investment in the MCV Partnership, which was sold in November 2006,	63
•	increase in earnings at our Gas utility primarily due to the positive effects of an MPSC gas rate order and an increase in deliveries due to the weather, and	27
•	increase in earnings at our Electric utility primarily due to a weather-driven increase in deliveries.	25

Total Change		$(227)

CMS-8

CMS Energy Corporation
ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2007	2006	Change

Three months ended	$40	$37	$3
Six months ended	$91	$66	$25

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006

Electric deliveries	$16	$40
Palisades revenue to PSCR	(41)	(41)
Power supply costs and related revenue	(12)	(12)
Other operating expenses, other income, and non-commodity revenue	55	64
General taxes	(3)	(7)
Interest charges	(7)	(6)
Income taxes	(5)	(13)

Total change	$3	$25

Electric deliveries: For the three months ended June 30, 2007, electric delivery revenues increased $16 million versus 2006, as deliveries to end-use customers were 9.5 billion kWh, an increase of 0.3 billion kWh or 3 percent versus 2006. The increase in electric deliveries for the three months ended June 30, 2007 is primarily due to favorable weather, which resulted in an increase in electric delivery revenue of $13 million. For the six months ended June 30, 2007, electric delivery revenues increased $40 million versus 2006, as deliveries to end-use customers were 19.0 billion kWh, an increase of 0.5 billion kWh or 3 percent versus 2006. The increase in electric deliveries for six months ended June 30, 2007 is primarily due to favorable weather, which resulted in an increase in electric delivery revenue of $30 million.
In the first quarter of 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $3 million for the three months ended June 30, 2007 and $8 million for the six months ended June 30, 2007 versus the same periods in 2006. The increase was primarily due to higher surcharge factors in 2007 versus the same period in 2006.
The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers. This amount represents a decrease of 3 percent compared to June 30, 2006. The return of former ROA customers to full-service rates increased electric delivery revenue less than $1 million for the three months ended June 30, 2007 and $2 million for the six months ended June 30, 2007 versus the same periods in 2006.
Palisades revenue to PSCR: For the three months and six months ended June 30, 2007, as a result of the sale of Palisades, electric revenue of $41 million related to the recovery of the Palisades and Big Rock costs has been used to offset costs incurred under our power purchase agreement with Entergy.

CMS-9

CMS Energy Corporation
Power supply costs and related revenue: For the three months and six months ended June 30, 2007, PSCR revenue decreased by $12 million versus 2006. The decrease primarily reflects a reduction in amounts to be recovered under the PSCR mechanism.
Other operating expenses, other income and non-commodity revenue: For the three months ended June 30, 2007, other operating expenses decreased $48 million, other income increased $10 million, and non-commodity revenue decreased $3 million versus 2006. For the six months ended June 30, 2007, other operating expenses decreased $49 million, other income increased $16 million, and non-commodity revenue decreased $1 million versus 2006.
The decrease in other operating expenses was primarily due to lower operating and maintenance expense, including reductions to certain workers’ compensation and injuries and damages expense. These decreases were offset partially by higher depreciation and amortization expense. Operating and maintenance expense decreased primarily due to the absence, in 2007, of costs incurred in 2006 related to a planned refueling outage at Palisades, and lower overhead, line maintenance, and storm restoration costs. Also contributing to the decrease was the sale of Palisades in April 2007. Depreciation and amortization expense increased due to higher non-nuclear plant in service and greater amortization of certain regulatory assets.
For the three months ended June 30, 2007, the increase in other income was primarily due to higher interest income. For the six months ended June 30, 2007, the increase in other income was primarily due to higher interest income and higher income associated with our Section 10d(4) Regulatory Asset. The increase on our Section 10d(4) Regulatory Asset reflects the absence, in 2007, of the impact of the MPSC’s final order in this case.
General taxes: For the three months ended June 30, 2007, general tax expense increased due to higher property tax and sales and use tax expense, offset partially by lower MSBT expense. For the six months ended June 30, 2007, general tax expense increased due to higher property tax and sales and use tax expense.
Interest charges: For the three months and six months ended June 30, 2007, interest charges increased primarily due to interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balance.
Income taxes: For the three months ended June 30, 2007, income taxes increased versus 2006 primarily due to the absence, in 2007, of the resolution of an IRS income tax audit which resulted in an income tax benefit primarily for the utilization or restoration of income tax credits. For the six months ended June 30, 2007, income taxes increased primarily due to higher earnings by the electric utility versus 2006.

CMS-10

CMS Energy Corporation
GAS UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2007	2006	Change

Three months ended	$4	$(3)	$7
Six months ended	$61	$34	$27

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006

Gas deliveries	$3	$17
Gas rate increase	12	45
Gas wholesale and retail services, other gas revenues and other income	6	10
Operation and maintenance	(7)	(20)
General taxes and depreciation	(1)	(6)
Interest charges	1	(1)
Income taxes	(7)	(18)

Total change	$7	$27

Gas deliveries: For the three months ended June 30, 2007, gas delivery revenues increased by $3 million versus 2006, as gas deliveries, including miscellaneous transportation to end-use customers, were 46 bcf, an increase of 4 bcf or 9 percent. The increase in gas deliveries was primarily due to favorable weather in the second quarter of 2007 versus 2006.
For the six months ended June 30, 2007, gas delivery revenues increased by $17 million over 2006, as gas deliveries, including miscellaneous transportation to end-use customers, were 183 bcf, an increase of 18 bcf or 10 percent. The increase in gas deliveries was primarily due to favorable weather.
Gas rate increase: In November 2006, the MPSC issued an order authorizing an annual rate increase of $81 million. As a result of this order, gas revenues increased $12 million for the three months ended June 30, 2007 and $45 million for the six months ended June 30, 2007.
Gas wholesale and retail services, other gas revenues and other income: For the three and six months ended June 30, 2007, the increase was primarily due to higher interest income.
Operation and maintenance: For the three months and six months ended June 30, 2007, operation and maintenance expenses increased versus 2006 primarily due to higher uncollectible accounts expense and contributions, beginning in November 2006 pursuant to a November 2006 MPSC order, to a fund that provides energy assistance to low-income customers.
General taxes and depreciation: For the three months ended June 30, 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes reflects higher MSBT expense. For the six months ended June 30, 2007 depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes reflects higher property tax expense, offset partially by lower MSBT expense.

CMS-11

CMS Energy Corporation
Interest charges: For the three months ended June 30, 2007, interest charges reflect lower average debt levels versus 2006. For the six months ended June 30, 2007, interest charges reflect higher interest on our GCR overrecovery balance and higher associated company interest, offset partially by lower average debt levels versus 2006.
Income taxes: For the three and six months ended June 30, 2007, income taxes increased versus 2006 primarily due to higher earnings by the gas utility.
ENTERPRISES RESULTS OF OPERATIONS

In Millions
June 30	2007	2006	Change

Three months ended	$(33)	$(16)	$(17)
Six months ended	$(231)	$(82)	$(149)

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006

Operating revenues	$(9)	$7
Cost of gas and purchased power	(4)	19
Earnings from equity method investees	9	(7)
Loss on sale of assets	(14)	(2)
Operation and maintenance	(3)	(6)
General taxes, depreciation, and other income, net	2	—
Asset impairment charges	(21)	(263)
Fixed charges	3	5
Income taxes	14	35
The MCV Partnership	6	63

Total change	$(17)	$(149)

Operating revenues: For the three months ended June 30, 2007, operating revenues decreased $9 million versus 2006 primarily due to lower revenues at CMS ERM resulting from a write off of derivative assets associated with the Quicksilver contract that was voided by the trial judge in May 2007, losses from third party financial settlements and decreased third party gas sales. These decreases were partially offset by mark-to-market gains in power and gas contracts compared to losses on such items in 2006, and increased power sales.
For the six months ended June 30, 2007, operating revenues increased $7 million versus 2006 primarily due to higher revenues at CMS ERM resulting from mark-to-market gains on power and gas contracts compared to losses on such items in 2006 and increased power sales. These were offset partially by the write off of derivative assets associated with the Quicksilver contract that was voided by the trial judge in May 2007, losses from third party financial settlements and decreased third party gas sales.
Cost of gas and purchased power: For the three months ended June 30, 2007, cost of gas and purchased power increased $4 million versus 2006. The increase was primarily due to increased cost of gas resulting from increased usage and higher prices. The increase was offset partially by a decrease in power purchases from the MISO market.

CMS-12

CMS Energy Corporation
For the six months ended June 30, 2007, cost of gas and purchased power decreased $19 million versus 2006. The decrease was primarily due to a decrease in power purchases from the MISO market, offset partially by higher cost of gas resulting from increased usage and higher prices.
Earnings from equity method investees: For the three months ended June 30, 2007, earnings from equity method investees increased versus 2006. The increase was primarily due to increased earnings at Jorf Lasfar related to a revised estimate of Jorf Lasfar’s tax reserves during the second quarter 2007, which decreased their tax expense by $11 million.
For the six months ended June 30, 2007 earnings from equity method investees decreased versus 2006. The decrease was primarily due to the sale of our investments in Africa, the Middle East and India in May 2007, offset by the absence in 2007 of a 2006 provision for higher foreign taxes in Argentina.
Loss on sale of assets: For the three months ended June 30, 2007, the net loss on asset sales was $14 million from the sale of our equity investment in Africa, the Middle East and India to TAQA. This loss was offset by a gain recorded in Income (Loss) from Discontinued Operations, for an overall net gain on the sales transaction. There were no gains or losses on asset sales for the three months ended June 30, 2006.
For the six months ended June 30, 2007, the net loss on asset sales was $2 million. There were no gains or losses on asset sales for the six months ended June 30, 2006. The net loss consisted of a loss on the sale of our equity investments in Africa, the Middle East and India to TAQA, and a loss on the sale of our equity investment in TGM and our Bay Area Pipeline in Michigan to Lucid Energy. These losses were partially offset by a gain on sale of our equity investment in El Chocon to Endesa S.A. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
Operation and maintenance: For the three months ended June 30, 2007, operation and maintenance expenses increased $3 million due to higher professional fees related to the sale of equity investments and higher separation benefits associated with asset sales.
For the six months ended June 30, 2007, operation and maintenance expenses increased $6 million due to the higher professional fees and separation benefits associated with the asset sales.
General taxes, depreciation, and other income, net: For the three months ended June 30, 2007, the net of general taxes, depreciation, and other income increased operating income compared to 2006 due to higher general taxes recorded in 2006 primarily related to our South American holdings.
Asset impairment charges: For the three months ended June 30, 2007, asset impairment charges were $21 million. There were no asset impairment charges for the three months ended June 30, 2006. The increase was primarily due to the reduction in fair value of our investment in GasAtacama due to the sale agreement entered into June 2007.
For the six months ended June 30, 2007, asset impairment charges were $263 million. There were no asset impairment charges for the six months ended June 30, 2006. The increase was primarily due to the recognition of the reduction in fair value of our investment in TGN, which included $197 million of cumulative currency translation loss, and the recognition of an additional reduction in the fair value of our investment in GasAtacama.

CMS-13

CMS Energy Corporation
Fixed charges: For the three and six months ended June 30, 2007, fixed charges decreased due to lower interest expenses from subsidiary debt due to asset sales in 2007.
Income taxes: For the three months ended June 30, 2007, income tax benefit increased $14 million versus the same period in 2006. The increase is primarily due to the tax benefits related to asset impairment charges, in 2007, offset partially by the absence, in 2007, of the 2006 resolution of an IRS income tax examination, which resulted in an income tax benefit for the utilization or restoration of income tax credits.
For the six months ended June 30, 2007, income tax benefit increased $35 million versus the same period in 2006. The increase is primarily due to the tax benefit related to asset impairment charges, in 2007, offset by a provision on the cumulative undistributed earnings of foreign subsidiaries expected to be sold during 2007. This was offset partially by the absence, in 2007, of the 2006 resolution of an IRS income tax examination, which resulted in an income tax benefit for the utilization or restoration of income tax credits.
The MCV Partnership: Due to the November 2006 sale of our ownership interests in the MCV Partnership, we have condensed their consolidated results of operations for the three and six months ended June 30, 2006 for discussion purposes. The decrease in losses from our ownership interest in the MCV Partnership is primarily due to the absence, in 2007, of mark-to-market losses on certain long-term contracts and financial hedges.
CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
June 30	2007	2006	Change

Three months ended	$(69)	$42	$(111)
Six months ended	$(16)	$6	$(22)

For the three months ended June 30, 2007, net loss from corporate interest and other was $69 million, versus net income of $42 million in 2006. The $111 million decrease primarily reflects the absence, in 2007, of a tax benefit due to the resolution of an IRS income tax audit, higher income tax expenses in 2007, and the absence of an insurance reimbursement received in June 2006 for previously incurred legal expenses. Also contributing to the decrease was the recognition of the reduction in fair value of our investment in GasAtacama and premiums paid on the early retirement of CMS Energy debt in June 2007.
For the six months ended June 30, 2007, net loss from corporate interest and other was $16 million versus net income of $6 million in 2006. The $22 million decrease primarily reflects the absence, in 2007, of a tax benefit due to the resolution of an IRS income tax audit, higher income tax expense in 2007, and the absence of an insurance reimbursement received in June 2006 for previously incurred legal expenses. Also contributing to the decrease was the recognition of the reduction in fair value of our investment in GasAtacama and premiums paid on the early retirement of CMS Energy debt in June 2007. Partially offsetting the decrease was the reversal of certain deferred tax valuation allowances in March 2007 that were no longer required due to the sale of our international operations.
Discontinued Operations: For the three months ended June 30, 2007, net income from discontinued operations was $91 million compared to net income of $12 million in 2006. The increase is primarily due to the gains on the sale of assets which more than offset foreign currency losses, the absence of income related to these businesses, and a $5 million adjustment to tax expense related to previously permanently deferred undistributed foreign earnings.

CMS-14

CMS Energy Corporation
For the six months ended June 30, 2007, the net loss from discontinued operations was $87 million compared to $21 million in net income in 2006. The $108 million change is primarily due to the net loss on the disposal of international businesses in 2007, which replaced earnings recorded for these businesses in 2006.
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
The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have provided adequately for any likely outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis. The FASB issued a new interpretation on the recognition and measurement of uncertain tax positions that we adopted on January 1, 2007. For additional details, see the “Implementation of New Accounting Standards” section included in this MD&A.
Discontinued Operations: We have determined that certain consolidated subsidiaries meet the criteria of assets held for sale under SFAS No. 144. At December 31, 2006, these subsidiaries included our Argentine businesses sold in March 2007, a majority of our Michigan non-utility businesses sold in March 2007, CMS Energy Brasil S.A., Takoradi, SENECA, and certain associated holding companies. There were no assets held for sale at June 30, 2007. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

CMS-15

CMS Energy Corporation
Accounting for Financial and Derivative Instruments, Trading Activities, and Market Risk Information
Financial Instruments: Debt and equity securities classified as available-for-sale are reported at fair value determined from quoted market prices. Unrealized gains or losses resulting from changes in fair value of certain available-for-sale debt and equity securities are reported, net of tax, in equity as part of AOCL. Unrealized gains or losses are excluded from earnings unless the related changes in fair value are determined to be other than temporary. Unrealized gains or losses on our nuclear decommissioning investments are reflected as regulatory liabilities on our Consolidated Balance Sheets. Realized gains or losses would not affect our consolidated earnings.
Derivative Instruments: We account for derivative instruments in accordance with SFAS No. 133. Except as noted within this section, since the year ended December 31, 2006, there have been no significant changes in the amount or types of derivatives that we hold or to how we account for derivatives. For additional details on our derivatives, see Note 6, Financial and Derivative Instruments.
To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at June 30, 2007:

	Interest Rates (%)	Volatility Rates (%)

Gas-related option contracts	4.7	47 – 60
Electricity-related option contracts	4.7	64 – 164

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
Derivative Contracts Associated with Equity Investments: In May 2007, we sold our ownership interest in businesses in the Middle East, Africa, and India. Certain of these businesses held interest rate contracts and foreign exchange contracts that were derivatives. Before the sale, we recorded our proportionate share of the change in fair value of these contracts in AOCL if the contracts qualified for cash flow hedge accounting; otherwise, we recorded our share in Earnings from Equity Method Investees.
At the date of the sale, we had accumulated a net loss of $13 million, net of tax, in AOCL representing our proportionate share of mark-to-market gains and losses from cash flow hedges held by the equity method investees. After the sale, we reclassified this amount and recognized it in earnings as a reduction of the gain on the sale. For additional details on the sale of our interest in these equity method investees, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

CMS-16

CMS Energy Corporation
CMS ERM Contracts: CMS ERM enters into and owns energy contracts that support CMS Energy’s ongoing operations. We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at June 30, 2007:

In Millions
	Non-Trading	Trading	Total

Fair value of contracts outstanding at December 31, 2006	$31	$(68)	$(37)
Fair value of new contracts when entered into during the period (a)	—	(1)	(1)
Contracts realized or otherwise settled during the period (b)	(6)	58	52
Other changes in fair value (c)	(26)	(13)	(39)

Fair value of contracts outstanding at June 30, 2007	$(1)	$(24)	$(25)

(a)	Reflects only the initial premium payments (receipts) for new contracts. No unrealized gains or losses were recognized at the inception of any new contracts.

(b)	The fair value of CMS ERM’s trading contracts has increased significantly from December 31, 2006 due to the termination of certain gas contracts. CMS ERM had recorded derivative liabilities, representing cumulative unrealized mark-to-market losses, associated with these contracts.

(c)	Reflects changes in the fair value of contracts over the period, as well as increases or decreases to credit reserves. This amount also reflects the rescission of a natural gas contract with Quicksilver. CMS ERM had recorded a derivative asset, representing cumulative unrealized mark-to-market gains, associated with this contract. See Note 3, Contingencies, “Other Contingencies – Quicksilver Resources, Inc.” for additional details.

Fair Value of Non-Trading Contracts at June 30, 2007				In Millions
	Total		Maturity (in years)
Source of Fair Value	Fair Value	Less than 1	1 to 3	4 to 5	Greater than 5

Prices actively quoted	$—	$—	$—	$—	$—
Prices obtained from external sources or based on models and other valuation methods	(1)	(1)	—	—	—

Total	$(1)	$(1)	$—	$—	$—

Fair Value of Trading Contracts at June 30, 2007				In Millions
	Total		Maturity (in years)
Source of Fair Value	Fair Value	Less than 1	1 to 3	4 to 5	Greater than 5

Prices actively quoted	$(2)	$(2)	$—	$—	$—
Prices obtained from external sources or based on models and other valuation methods	(22)	(19)	(3)	—	—

Total	$(24)	$(21)	$(3)	$—	$—

Market Risk Information: The following is an update of our risk sensitivities since December 31, 2006. These sensitivities indicate the potential loss in fair value, cash flows, or future earnings from our financial instruments, including our derivative contracts, assuming a hypothetical adverse change in

CMS-17

CMS Energy Corporation
market rates or prices of 10 percent. Changes in excess of the amounts shown in the sensitivity analyses could occur if changes in market rates or prices exceed the 10 percent shift used for the analyses.
Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

In Millions
	June 30, 2007	December 31, 2006

Variable-rate financing – before-tax annual earnings exposure	$2	$4
Fixed-rate financing – potential reduction in fair value (a)	176	193

(a)	Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.
Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

In Millions
	June 30, 2007	December 31, 2006

Potential reduction in fair value:

Non-trading contracts
Fixed fuel price contracts	$—	$1
CMS ERM gas forward contracts	1	3

Trading contracts
Electricity-related option contracts	2	3
Electricity-related swaps	2	—
Gas-related option contracts	—	1
Gas-related swaps and futures	2	1

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

In Millions
	June 30, 2007	December 31, 2006

Potential reduction in fair value of available-for-sale equity securities (primarily SERP investments):	$6	$6

For additional details on market risk and derivative activities, see Note 6, Financial and Derivative Instruments.
Other
Other accounting policies important to an understanding of our results of operations and financial condition include:
•	accounting for long-lived assets and equity method investments,

•	accounting for the effects of industry regulation,

•	accounting for pension and OPEB,

•	accounting for asset retirement obligations, and

•	accounting for nuclear decommissioning costs.
These accounting policies were disclosed in our 2006 Form 10-K and there have been no subsequent material changes.

CMS-18

CMS Energy Corporation
Capital Resources And Liquidity
Factors affecting our liquidity and capital requirements are:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs, and

•	collateral requirements.
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
We believe the following items will be sufficient to meet our liquidity needs:
•	our current level of cash and revolving credit facilities,

•	our anticipated cash flows from operating and investing activities, including asset sales, and

•	our ability to access secured and unsecured borrowing capacity in the capital markets, if necessary.
In the second quarter of 2007, Moody’s and S&P upgraded long-term credit ratings of CMS Energy and Consumers and revised the rating outlook to stable from positive.
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2007, we had $1.944 billion consolidated cash, which includes $53 million of restricted cash and $5 million from entities consolidated pursuant to FIN 46(R).
Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the six months ended June 30, 2007, Consumers paid $135 million in common stock dividends to CMS Energy.

CMS-19

CMS Energy Corporation
Summary of Consolidated Statements of Cash Flows:

In Millions
Six months ended June 30	2007	2006

Net cash provided by (used in):
Operating activities	$401	$496
Investing activities	1,479	(250)

Net cash provided by operating and investing activities	1,880	246
Financing activities	(342)	(243)
Effect of exchange rates on cash	2	1

Net Increase in Cash and Cash Equivalents	$1,540	$4

Operating Activities: For the six months ended June 30, 2007, net cash provided by operating activities was $401 million, a decrease of $95 million versus 2006. The decrease in operating cash flow was a result of the timing of our collection of increased billings in 2007 due to recent regulatory actions and weather-driven demand. Also decreasing our operating cash flow was the absence of the return of funds formerly held as collateral under certain gas hedging arrangements and other timing differences. An increase in earnings at our electric and gas utility segments partially reduced these decreases. The absence of payments for higher priced gas made during the first part of 2006, the absence of the MCV Partnership gas supplier funds on deposit and increased usage of gas already in storage during 2007, as the milder winter in 2006 allowed us to accumulate more gas in our storage facilities, also offset decreases in operating cash flow.
Investing Activities: For the six months ended June 30, 2007, net cash provided by investing activities was $1.479 billion, an increase of $1.729 billion versus 2006. This increase was primarily due to proceeds from asset sales and proceeds from nuclear decommissioning trust funds.
Financing Activities: For the six months ended June 30, 2007, cash used in financing activities was $342 million, an increase of $99 million versus 2006. This was primarily due to an increase in debt retirements and payment of common stock dividends. For additional details on long-term debt activity, see Note 4, Financings and Capitalization.
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
We enter into agreements containing indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a subsidiary. Indemnifications are usually agreements to

CMS-20

CMS Energy Corporation
reimburse other companies if those companies incur losses due to third party claims or breach of contract terms. Banks, on our behalf, issue letters of credit guaranteeing payment to a third party. Letters of credit substitute the bank’s credit for ours and reduce credit risk for the third party beneficiary. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with these guarantees. For additional details on these and other guarantee arrangements, see Note 3, Contingencies, “Other Contingencies — FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
In May 2007, we sold our ownership interests in businesses in the Middle East, Africa, and India to TAQA. TAQA has assumed all contingent obligations related to our project-financing security agreements. For more details on the sale of our ownership interests to TAQA, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
Sale of Accounts Receivable: Under a revolving accounts receivable sales program, Consumers may sell up to $325 million of certain accounts receivable. The highly liquid and efficient market for securitized financial assets provides a lower cost source of funding compared to unsecured debt. For additional details, see Note 4, Financings and Capitalization.
Outlook
CORPORATE OUTLOOK
Our business strategy will focus on continued investment in our utility business, reducing parent debt, and growing earnings while controlling operating costs.
Our primary focus with respect to our non-utility businesses is to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets. We intend to complete the sale of our international Enterprises assets by the end of 2007. We plan to use the proceeds from asset sales to invest in our utility business and reduce parent company debt.
Our primary focus with respect to our utility business is to continue to invest in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity.
In January 2007, we reinstated a dividend on our common stock after a four-year suspension at $0.05 per share. We paid $11 million in common stock dividends in February 2007 and $11 million in common stock dividends in May 2007. On July 20, 2007, we declared a dividend of $0.05 per share on our common stock payable August 31, 2007 to shareholders of record on August 10, 2007.
ELECTRIC UTILITY BUSINESS OUTLOOK
Growth: In 2007, we expect electric deliveries to grow about one percent compared to 2006 levels. The outlook for 2007 assumes a small decline in industrial economic activity and normal weather conditions throughout the remainder of the year.
Over the next five years, we expect electric deliveries to grow at an average rate of about 1.5 percent per year. This outlook assumes a modestly growing customer base and a stabilizing Michigan economy after 2007. This growth rate includes both full-service sales and delivery service to customers who choose to

CMS-21

CMS Energy Corporation
buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to the following:
•	energy conservation measures,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.
Electric Customer Revenue Outlook: Michigan’s economy has been hampered by automotive manufacturing facility closures and restructurings. The Michigan economy has also had limited growth in the non-automotive sector. Although our electric utility results are not dependent upon a single customer, or even a few customers, customers in the automotive sector represented five percent of our total 2006 electric revenue.
Electric Reserve Margin: We have a reserve margin of approximately 11 percent for summer 2007, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2007 supply resources of 111 percent, 96 percent comes from our electric generating plants and long-term power purchase contracts, and 15 percent comes from other contractual arrangements. Our 15-year power purchase agreement with Entergy for 100 percent of the Palisades facility’s current electric output will offset the reduction in the owned capacity represented by the sale of Palisades in April 2007. We have purchased capacity and energy contracts covering the reserve margin requirements for 2007 and covering partially the estimated reserve margin requirements for 2008 through 2010.
After September 15, 2007, we expect to exercise the regulatory-out provision in the MCV PPA, resulting in a reduction in the amount paid to the MCV Partnership to equal the amount we are allowed to recover in the rate charged to customers. If we are successful in exercising this provision, the MCV Partnership may, under certain circumstances, have the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 13 percent of our 2007 supply resources.
Electric Transmission Expenses: METC, which provides electric transmission service to us, increased substantially the transmission rates it charged us in 2006. The revenue collected by METC under those rates is subject to refund pending a FERC ruling. In January 2007, the parties filed a settlement agreement with the FERC. This settlement, if approved by the FERC, will result in a refund of 2006 transmission charges of $18 million and a corresponding reduction of our power supply costs. For additional details on power supply costs, see Note 3, Contingencies, “Consumers’ Electric Utility Rate Matters – Power Supply Costs.”
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
Balanced Energy Initiative: In May 2007, we filed a “Balanced Energy Initiative” with the MPSC providing a comprehensive energy resource plan to meet our projected short-term and long-term electric

CMS-22

CMS Energy Corporation
power requirements. The plan is responsive to the 21st Century Electric Energy Plan and assumes that Michigan will implement a state-wide energy efficiency program and a renewable energy portfolio standard. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources.
As acknowledged in the 21st Century Electric Energy Plan, implementation of the Balanced Energy Initiative will require legislative repeal or significant reform of the Customer Choice Act. In addition, we endorse the 21st Century Electric Energy Plan recommendation to adopt a new, up-front certification policy for major power plant investments. Our filing requests the MPSC to find that the addition of 500 MW of gas-fired combined cycle generating capacity is reasonable and prudent. The filing also recommends construction of a new 750 MW clean coal generating facility on an existing Consumers site to begin operation in 2015. Ownership of 250 MW of the total capacity is assumed to be allocated to municipal entities or other interested parties, resulting in 500 MW dedicated to our use.
Proposed Power Plant Purchase: In May 2007, we reached an agreement with Broadway Gen Funding LLC, an affiliate of LS Power Group, to buy a 946 MW gas-fired power plant located in Zeeland, Michigan for $517 million. The power plant will help meet the growing energy needs of our customers. We expect to close on the purchase in early 2008, subject to MPSC and other regulatory approvals and other closing conditions.
Proposed Renewable Energy Legislation: There are various bills introduced into the U.S. Congress and the Michigan legislature relating to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities to acquire a certain percentage of their power from renewable sources or otherwise pay fees or purchase allowances in lieu of having the resources. We cannot predict whether any such bill will be enacted or in what form.
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
Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations continues to be a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million. From 1998 to present, we have incurred $782 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $53 million of capital expenditures will be made in 2007 through 2011. These expenditures include installing selective catalytic reduction control technology on four of our coal-fired electric generating units. The key assumptions in the capital expenditure estimate include:
•	construction commodity prices, especially construction material and labor,

•	project completion schedules,

•	cost escalation factor used to estimate future years’ costs, and

•	an AFUDC capitalization rate.

CMS-23

CMS Energy Corporation
Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 7.8 percent.
In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $2 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the electric generating plants emit nitrogen oxide.
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
The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia by a number of utilities and other companies. Final briefs are due September 5, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule was appealed to the U.S. Court of Appeals by a number of states and other entities. Final briefs were due July 13, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
In April 2006, Michigan’s governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are currently working with the MDEQ on the details of this rule; however, we have developed preliminary cost estimates and a mercury emissions reduction scenario based on our best knowledge of control technology options and initially proposed requirements.

CMS-24

CMS Energy Corporation
The following table compares the federal Clean Air Mercury Rule to the proposed state mercury rule:

	State and Federal	State	Federal
	Phase I	Phase II	Phase II

Federal Clean Air Mercury Rule	30% reduction by 2010 with interstate trading of allowances		70% reduction by 2018 with interstate trading of allowances

	$9 million in emission allowance purchases		$17 million in capital plus $6 million annually in allowance purchases

Proposed State Mercury Rule	30% reduction by 2010 without interstate trading of allowances	90% reduction by 2015 without interstate trading of allowances

	$198 million in capital	$343 million in capital

Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.
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
Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court’s ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA’s reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.

CMS-25

CMS Energy Corporation
For additional details on electric environmental matters, see Note 3, Contingencies, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Competition and Regulatory Restructuring: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 3 percent of ROA load compared to June 30, 2006. We recover Stranded Costs incurred from 2002 through 2003 through a surcharge applied to ROA customers. If downward ROA trends continue, it will extend the time it takes to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends, which affect our ability to recover timely these Stranded Costs.
Electric Rate Case: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. The increase seeks recovery of the costs associated with increased plant investment, increased equity investment, and greater operation and maintenance expenses. In May 2007, we filed supplemental testimony with the MPSC to include transaction costs from the sale of Palisades. In July 2007, we filed an amended application with the MPSC to include the proposed purchase of the Zeeland power plant, the approval of an energy efficiency program, and to make other revisions. The revised application seeks an annual increase in revenues of $282 million.
In July 2007, we also filed a motion for partial and immediate rate relief that seeks the removal of costs associated with Palisades, the approval of partial and immediate rate relief for certain items, including the proposed purchase of the Zeeland power plant, and the approval of a plan to distribute $127 million of excess proceeds from the sale of Palisades to customers. The case schedule will allow for an MPSC order on our Zeeland request and on our request for partial and immediate rate relief by the end of 2007 and a final rate order in mid-2008. We cannot predict the amount or timing of any MPSC decision on the requests.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, “Consumers’ Electric Utility Rate Matters.”
OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES
The MCV Partnership: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990.
Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $39 million in 2007. However, we use the direct savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. This action would eliminate our underrecoveries of capacity and fixed energy payments.
The MCV Partnership has notified us that it opposes our intended exercise of the regulatory-out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a dispute. If we are successful in exercising the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates the MCV PPA or reduces the amount of capacity sold under the MCV PPA, we would seek to replace the lost capacity to maintain an

CMS-26

CMS Energy Corporation
adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. Also, in May 2007, the MCV Partnership filed an application with the MPSC seeking approval to increase our recovery of costs incurred under the MCV PPA. We are unable to predict the outcome of these requests. For additional details on the MCV Partnership, see Note 3, Contingencies, “Other Consumers’ Electric Utility Contingencies — The MCV PPA.”
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price is subject to various closing adjustments resulting in us receiving $364 million as of June 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we also paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
The MPSC order approving the Palisades transaction allowed us to recover the book value of Palisades. This results in us refunding estimated proceeds in excess of book value of $66 million to our customers through credits applied from June 2007 through December 2008. The final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC. The MPSC order deferred ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. We transferred $252 million in trust fund assets to Entergy. We are refunding estimated excess decommissioning funds of $189 million to our retail customers through credits applied from June 2007 through December 2008. Access to additional decommissioning fund balances above the estimates in the MPSC order resulted in excess decommissioning funds of $122 million. We have proposed a plan to refund these balances to our retail customers and this plan is under review by the MPSC in our current electric rate case filing.
As part of the transaction, Entergy will sell us 100 percent of the plant’s output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement. Because of the Palisades power purchase agreement and our continuing involvement with the Palisades assets, we account for the disposal of Palisades as a financing for accounting purposes and not a sale. This resulted in the recognition of a finance obligation of $197 million.
For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

CMS-27

CMS Energy Corporation
GAS UTILITY BUSINESS OUTLOOK
Growth: In 2007, we project gas deliveries will decline slightly, on a weather-adjusted basis, from 2006 levels due to continuing conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to decline by less than one-half of one percent annually. Actual gas deliveries in future periods may be affected by:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	competition in sales and delivery,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels,

•	gas consumption per customer,

•	improvements in gas appliance efficiency, and

•	use of a Revenue Decoupling and Conservation Incentive mechanism.
GAS UTILITY BUSINESS UNCERTAINTIES
Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on future revenues or income from gas operations.
Gas Environmental Estimates: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 3, Contingencies, “Consumers’ Gas Utility Rate Matters – Gas Cost Recovery.”
Gas Depreciation: In June 2007, the MPSC issued its final order in the generic ARO accounting case and modified the filing requirement for our next gas depreciation case. The original filing requirement date was changed from 90 days after the issuance of this order to no later than August 1, 2008. Additionally, we have been ordered to use 2007 data and prepare a cost of removal depreciation study with five alternatives using the MPSC’s prescribed methods.
If a final order in our next gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through use of a surcharge mechanism (which may be either positive or negative).
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which partially separates the collection of fixed costs from gas sales and enhances the utility’s ability to recover its fixed costs.

CMS-28

CMS Energy Corporation
The MPSC Staff and intervenors filed testimony on July 20, 2007. In its testimony, the MPSC Staff recommended a 10.5 percent authorized return on equity with a $35 million annual increase in our gas delivery and transportation rates. The schedule established by the MPSC for processing this case could allow for a final order by the end of 2007.
ENTERPRISES OUTLOOK
Our primary focus with respect to our non-utility businesses is to optimize cash flow and further reduce our business risk and leverage through the sale of non-strategic assets.
We completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for $130 million in March 2007.
In connection with the sale of our Argentine and Michigan assets, we entered into agreements that grant Lucid Energy:
•	an option to buy CMS Gas Transmission’s ownership interest in TGN, subject to the rights of other third parties,

•	the right to a portion of proceeds that may be awarded and received by CMS Gas Transmission in connection with certain legal proceedings, and

•	the right to all of the proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.
Under these agreements, we have essentially sold our rights to certain awards or proceeds that we may receive in the future. A portion of the consideration received in the sale has been allocated to these agreements. We have recorded $32 million as a deferred credit in Other Non-current Liabilities on our Consolidated Balance Sheets.
We also sold our interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for $50 million in March 2007.
We sold our ownership interest in SENECA and certain associated generating equipment to Petroleos de Venezuela, S.A., which is owned by the Bolivarian Republic of Venezuela, for gross cash proceeds of $106 million in April 2007.
We sold our ownership interest in businesses in the Middle East, Africa, and India to TAQA for $900 million in May 2007. Gross proceeds from the sale were $792 million in cash and TAQA’s assumption of $108 million in debt. Businesses included in the sale were Taweelah, Shuweihat, Jorf Lasfar, Jubail, Neyveli, and Takoradi.
In June 2007, we sold CMS Energy Brasil S.A. to CPFL Energia S.A., a Brazilian utility, for $211 million, which included $201 million in cash proceeds and CPFL Energia S.A.’s assumption of a $10 million tax liability.
We entered into an agreement to sell our investment in GasAtacama to Endesa S.A. for gross cash proceeds of $80 million in July 2007. We closed on the sale of GasAtacama in August 2007.

CMS-29

CMS Energy Corporation
We entered into an agreement to sell our investment in Jamaica to AEI for gross cash proceeds of $14 million in June 2007. We expect to close on the sale by the end of 2007.
For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
Uncertainties: Trends or uncertainties that could have a material impact on our consolidated income, cash flows, or balance sheet and credit improvement include:
•	the outcome of the planned sale of other generation assets,

•	impact of indemnity and environmental remediation obligations at Bay Harbor,

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings,

•	impact of representations, warranties, and related indemnities in connection with the sales of our Middle East, Africa and India businesses to TAQA, SENECA, Argentine assets to Lucid Energy, CMS Energy Brasil S.A., GasAtacama, and other pending sales if completed and closed, and

•	outcome of certain legal proceedings, including a proceeding before an international arbitration panel in which Argentina is seeking to annul a prior arbitration result awarding damages to CMS Energy.
Prairie State: In October 2006, we signed agreements with Peabody Energy to co-develop the Prairie State Energy Campus (Prairie State), a 1,600 MW power plant and coal mine in southern Illinois. In April 2007, we withdrew from Prairie State because it did not meet our investment criteria, including the level of power purchase agreements for our share of output from Prairie State.
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
Fixed Price Contracts: DIG and CMS ERM are parties to long-term requirements contracts to provide steam and (or) electricity based on a fixed price schedule. The price of natural gas, the primary fuel used by DIG, is volatile and has increased substantially in recent years. Because the prices charged under DIG’s contracts do not reflect current natural gas prices, DIG’s and CMS ERM’s financial performance has been impacted negatively. However, since not all of its capacity is committed under these contracts, DIG has been able to sell a portion of its electric capacity and (or) energy on the market at a profit, or, through CMS ERM, engage in a hedging strategy to minimize its losses. DIG and CMS ERM may take various actions such as seeking restructuring or buyout of the contracts, which may require material cash payments. CMS Energy may also take other measures to address the unfavorable returns.
Michigan Business Tax Act: In July 2007, the Michigan governor signed Senate Bill 94, the Michigan Business Tax Act, which imposes a business income tax of 4.95 percent and a modified gross receipts tax of 0.8 percent. The bill provides for a number of tax credits and incentives, geared towards those companies investing and employing in Michigan. The Michigan Business Tax, which is effective January 1, 2008, replaces the state’s current Single Business Tax that expires on December 31, 2007. We are currently evaluating the impact this new tax will have on us. We do not expect an increase to our State tax

CMS-30

CMS Energy Corporation
liability. Absent any State legislative or regulatory action, however, we may need to record a material non-cash deferred tax charge for this new tax.
Implementation of New Accounting Standards
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.
FIN 48, Accounting for Uncertainty in Income Taxes: We adopted the provisions of FIN 48 on January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management’s best judgment, it is greater than 50 percent likely that we will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. FIN 48 requires interest and penalties, if applicable, to be accrued on differences between tax positions recognized in our consolidated financial statements and the amount claimed, or expected to be claimed, on the tax return.
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
As of the date of adoption of FIN 48, we had valuation allowances against certain U.S. and foreign deferred tax assets totaling $216 million and other uncertain tax positions of $31 million, resulting in total unrecognized benefits of $247 million. Of this amount, $217 million would result in a decrease in our effective tax rate, if recognized. We released $81 million of our valuation allowance in the first quarter of 2007, reducing our effective tax rate, due to the anticipated sales of our foreign investments. During the second quarter of 2007, we reversed $63 million of valuation allowance attributable to additional foreign asset sales. This reversal had no income impact, as an identical amount of deferred tax asset was also

CMS-31

CMS Energy Corporation
reversed. As we continue to market our foreign investments, it is reasonably possible that additional valuation allowance adjustments could be made.
New Accounting Standards Not Yet Effective
SFAS No. 157, Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of “fair value” and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing “day one” gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.
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
FSP FIN 39-1, Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP FIN 39-1, effective for us January 1, 2008. This standard will permit us to offset the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting arrangement. As a result, we will be permitted to record one net asset or liability that represents the total net exposure of all derivative positions under a master netting arrangement. The decision to offset derivative positions under master netting arrangements remains an accounting policy choice. We presently record the net fair value of derivative assets and liabilities for those contracts held by CMS ERM that are subject to master netting arrangements, and separately record amounts for cash collateral received or paid for these instruments. Under this standard, as a result of offsetting the collateral amounts against the fair value of derivative assets and liabilities, both our total assets and total liabilities could be reduced. The standard is to be applied retrospectively by adjusting the financial statements for all periods presented. There will be no impact to earnings from adopting this standard.
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard would have a material effect on our financial statements.

CMS-32

CMS Energy Corporation
Consolidated Statements of Income (Loss)
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Operating Revenue	$1,319	$1,219	$3,508	$3,116

Earnings from Equity Method Investees	17	8	36	44

Operating Expenses
Fuel for electric generation	98	181	196	363
Fuel costs mark-to-market at the MCV Partnership	—	42	—	198
Purchased and interchange power	374	151	689	271
Cost of gas sold	347	297	1,392	1,243
Other operating expenses	233	230	488	481
Maintenance	49	81	110	154
Depreciation and amortization	121	121	281	278
General taxes	55	55	123	124
Asset impairment charges	38	—	280	—

	1,315	1,158	3,559	3,112

Operating Income (Loss)	21	69	(15)	48

Other Income (Deductions)
Loss on asset sales, net	(14)	—	(2)	—
Interest and dividends	30	19	45	33
Regulatory return on capital expenditures	7	7	15	10
Foreign currency gain, net	1	2	1	2
Other income	8	14	11	21
Other expense	(14)	(2)	(17)	(13)

	18	40	53	53

Fixed Charges
Interest on long-term debt	100	115	199	230
Interest on long-term debt - related parties	4	4	7	8
Other interest	17	8	22	13
Capitalized interest	(1)	(3)	(4)	(5)
Preferred dividends of subsidiaries	—	2	1	3

	120	126	225	249

Loss Before Minority Interests	(81)	(17)	(187)	(148)

Minority Interests (Obligations), Net	3	—	5	(71)

Loss Before Income Taxes	(84)	(17)	(192)	(77)

Income Tax Benefit	(29)	(80)	(104)	(107)

Income (Loss) From Continuing Operations	(55)	63	(88)	30

Income (Loss) From Discontinued Operations, Net of Tax (Tax Benefit) of $62, $14, $(1), and $13	91	12	(87)	21

Net Income (Loss)	36	75	(175)	51
Preferred Dividends	3	3	6	6
Redemption Premium on Preferred Stock	—	—	1	—

Net Income (Loss) Available to Common Stockholders	$33	$72	$(182)	$45

The accompanying notes are an integral part of these statements.

CMS-33

	In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

CMS Energy
Net Income (Loss)
Net Income (Loss) Available to Common Stockholders	$33	$72	$(182)	$45

Basic Earnings (Loss) Per Average Common Share
Income (Loss) from Continuing Operations	$(0.26)	$0.27	$(0.43)	$0.11
Gain (Loss) from Discontinued Operations	0.41	0.06	(0.39)	0.10

Net Income (Loss) Attributable to Common Stock	$0.15	$0.33	$(0.82)	$0.21

Diluted Earnings (Loss) Per Average Common Share
Income (Loss) from Continuing Operations	$(0.26)	$0.26	$(0.43)	$0.11
Gain (Loss) from Discontinued Operations	0.41	0.05	(0.39)	0.09

Net Income (Loss) Attributable to Common Stock	$0.15	$0.31	$(0.82)	$0.20

Dividends Declared Per Common Share	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these statements.

CMS-34

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
June 30	2007	2006

		In Millions
Cash Flows from Operating Activities
Net income (loss)	$(175)	$51
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization, net of nuclear decommissioning of $2 and $3	286	289
Deferred income taxes and investment tax credit	(128)	(184)
Minority interests (obligations), net	(16)	(68)
Asset impairment charges	280	—
Fuel costs mark-to-market at the MCV Partnership	—	198
Regulatory return on capital expenditures	(15)	(10)
Capital lease and other amortization	24	23
Loss on the sale of assets	135	—
Earnings from equity method investees	(36)	(44)
Cash distributions from equity method investees	14	48
Changes in other assets and liabilities:
Decrease (increase) in accounts receivable and accrued revenues	(198)	40
Decrease (increase) in accrued power supply and gas revenue	41	(21)
Decrease in inventories	192	103
Decrease in accounts payable	(7)	(105)
Increase (decrease) in accrued taxes	(34)	23
Increase (decrease) in accrued expenses	(27)	63
Decrease in the MCV Partnership gas supplier funds on deposit	—	(100)
Decrease in other current and non-current assets	117	175
Increase (decrease) in other current and non-current liabilities	(52)	15

Net cash provided by operating activities	401	496

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(378)	(320)
Cost to retire property	(5)	(31)
Restricted cash and restricted short-term investments	30	127
Investments in nuclear decommissioning trust funds	(1)	(18)
Proceeds from nuclear decommissioning trust funds	317	13
Maturity of the MCV Partnership restricted investment securities held-to-maturity	—	118
Purchase of the MCV Partnership restricted investment securities held-to-maturity	—	(118)
Proceeds from sale of assets	1,616	—
Cash relinquished from sale of assets	(113)	—
Deposit on pending asset sale	16	—
Other investing	(3)	(21)

Net cash provided by (used in) investing activities	1,479	(250)

Cash Flows from Financing Activities
Proceeds from notes, bonds, and other long-term debt	47	43
Issuance of common stock	11	5
Retirement of bonds and other long-term debt	(332)	(271)
Redemption of preferred stock	(32)	—
Payment of common stock dividends	(22)	—
Payment of preferred stock dividends	(6)	(6)
Payment of capital lease and financial lease obligations	(8)	(5)
Debt issuance costs, financing fees, and other	—	(9)

Net cash used in financing activities	(342)	(243)

Effect of Exchange Rates on Cash	2	1

Net Increase in Cash and Cash Equivalents	1,540	4

Cash and Cash Equivalents, Beginning of Period	351	847

Cash and Cash Equivalents, End of Period	$1,891	$851

The accompanying notes are an integral part of these statements.

CMS-35

CMS Energy Corporation
Consolidated Balance Sheets
ASSETS

		In Millions
	June 30	December 31
	2007	2006

Plant and Property (At cost)	(Unaudited)
Electric utility	$7,842	$8,504
Gas utility	3,302	3,273
Enterprises	391	453
Other	34	33

	11,569	12,263
Less accumulated depreciation, depletion and amortization	4,076	5,194

	7,493	7,069
Construction work-in-progress	327	639

	7,820	7,708

Investments
Enterprises	21	556
Other	5	10

	26	566

Current Assets
Cash and cash equivalents at cost, which approximates market	1,891	249
Restricted cash at cost, which approximates market	53	71
Accounts receivable, notes receivable and accrued revenue, less allowances of $18 and $25, respectively	696	550
Accrued power supply and gas revenue	115	156
Accounts receivable and notes receivable - related parties	3	62
Inventories at average cost
Gas in underground storage	922	1,129
Materials and supplies	81	87
Generating plant fuel stock	127	126
Assets held for sale	—	239
Price risk management assets	2	45
Regulatory assets - postretirement benefits	19	19
Deferred income taxes	66	155
Deferred property taxes	116	150
Prepayments and other	80	105

	4,171	3,143

Non-current Assets
Regulatory Assets
Securitized costs	491	514
Postretirement benefits	1,048	1,131
Customer Choice Act	170	190
Other	503	497
Nuclear decommissioning trust funds	47	602
Assets held for sale	—	412
Price risk management assets	—	19
Notes receivable	142	137
Notes receivable - related parties	80	125
Other	192	327

	2,673	3,954

Total Assets	$14,690	$15,371

CMS-36

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

		In Millions
	June 30	December 31
	2007	2006

Capitalization	(Unaudited)
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 224.6 shares and 222.8 shares, respectively	$2	$2
Other paid-in capital	4,477	4,468
Accumulated other comprehensive loss	(137)	(318)
Retained deficit	(2,140)	(1,918)

	2,202	2,234

Preferred stock of subsidiary	44	44
Preferred stock	250	261

Long-term debt	5,407	6,200
Long-term debt - related parties	178	178
Non-current portion of capital and finance lease obligations	232	42

	8,313	8,959

Minority Interests	54	52

Current Liabilities
Current portion of long-term debt, capital and finance leases	985	563
Notes payable	1	2
Accounts payable	469	481
Accrued rate refunds	20	37
Accounts payable - related parties	1	2
Accrued interest	116	126
Accrued taxes	293	301
Liabilities held for sale	—	144
Price risk management liabilities	24	70
Regulatory liabilities	194	—
Legal settlement liability	199	200
Other	171	230

	2,473	2,156

Non-current Liabilities
Regulatory Liabilities
Regulatory liabilities for cost of removal	1,216	1,166
Income taxes, net	551	539
Other regulatory liabilities	234	249
Postretirement benefits	1,041	1,066
Deferred income taxes	68	123
Deferred investment tax credit	60	62
Asset retirement obligation	96	498
Liabilities held for sale	—	59
Price risk management liabilities	3	31
Argentine currency impairment reserve	197	—
Other	384	411

	3,850	4,204

Commitments and Contingencies (Notes 3, 4 and 6)

Total Stockholders’ Investment and Liabilities	$14,690	$15,371

The accompanying notes are an integral part of these statements.

CMS-37

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,468	4,445	4,468	4,436
Common stock issued	9	7	22	15
Common stock reissued	—	—	6	1
Redemption of preferred stock	—	—	(19)	—

At end of period	4,477	4,452	4,477	4,452

Accumulated Other Comprehensive Loss
Retirement Benefits Liability
At beginning and end of period	(23)	(19)	(23)	(19)

Investments
At beginning of period	14	11	14	9
Unrealized gain (loss) on investments (a)	2	(1)	2	1

At end of period	16	10	16	10

Derivative Instruments
At beginning of period	(14)	30	(12)	35
Unrealized gain (loss) on derivative instruments (a)	—	4	(3)	—
Reclassification adjustments included in net income (loss) (a)	13	1	14	—

At end of period	(1)	35	(1)	35

Foreign Currency Translation
At beginning of period	(169)	(308)	(297)	(313)
Sale of Argentine assets (a)	—	—	128	—
Sale of Brazilian assets (a)	36	—	36	—
Other foreign currency translations (a)	4	—	4	5

At end of period	(129)	(308)	(129)	(308)

Total Accumulated Other Comprehensive Loss	(137)	(282)	(137)	(282)

Retained Deficit
At beginning of period	(2,162)	(1,855)	(1,918)	(1,828)
Adjustment to initially apply FIN 48	—	—	(18)	—
Net income (loss) (a)	36	75	(175)	51
Preferred stock dividends declared	(3)	(3)	(6)	(6)
Common stock dividends declared	(11)	—	(22)	—
Redemption of preferred stock (a)	—	—	(1)	—

At end of period	(2,140)	(1,783)	(2,140)	(1,783)

Total Common Stockholders’ Equity	$2,202	$2,389	$2,202	$2,389

(a) Disclosure of Comprehensive Income:
Retirement benefits liability adjustments, net of tax of $1, $-, $1, and $-, respectively	$—	$—	$—	$—
Unrealized gain (loss) on investments, net of tax (tax benefit) of $1, $(1), $1, and $-, respectively	2	(1)	2	1
Derivative Instruments
Unrealized gain (loss) on derivative instruments, net of tax (tax benefit) of $(1), $(2), $2, and $(7), respectively	—	4	(3)	—
Reclassification adjustments included in net income (loss), net of tax (tax benefit) of $7, $(1), $7, and $(2), respectively	13	1	14	—
Sale of Argentine assets, net of tax of $68	—	—	128	—
Sale of Brazilian assets, net of tax of $20	36	—	36	—
Other foreign currency translations	4	—	4	5
Redemption of preferred stock, net of tax benefit of $1 in 2007	—	—	(1)	—
Net income (loss)	36	75	(175)	51

Total Comprehensive Income	$91	$79	$5	$57

The accompanying notes are an integral part of these statements.

CMS-38

CMS Energy Corporation
CMS Energy Corporation
Notes to Consolidated Financial Statements
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year, including certain reclassifications to our Consolidated Financial Statements for discontinued operations. Therefore, the consolidated financial statements for the year ended December 31, 2006 and for the three and six months ended June 30, 2006 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s Form 10-K for the year ended December 31, 2006 and the Form 8-K filed June 4, 2007 amending CMS Energy’s 2006 financial statements to reflect certain discontinued operations resulting from certain asset sales. Due to the seasonal nature of CMS Energy’s operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: Corporate Structure and Accounting Policies
Corporate Structure: CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan’s Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in primarily domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
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

CMS-39

CMS Energy Corporation
sales tax on a net basis and exclude it from revenues. We recognize revenues on sales of marketed electricity, natural gas, and other energy products at delivery. We recognize mark-to-market changes in the fair values of energy trading contracts that qualify as derivatives as revenues in the periods in which the changes occur.
International Operations and Foreign Currency: Our subsidiaries and affiliates whose functional currency is not the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. We translate revenue and expense accounts of such subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. We show these foreign currency translation adjustments in the stockholders’ equity section on our Consolidated Balance Sheets. We include exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, in determining net income.
At June 30, 2007, the cumulative Foreign Currency Translation component of stockholders’ equity was $129 million, net of tax, which primarily represents currency losses in Argentina. The cumulative foreign currency loss due to the unfavorable exchange rate of the Argentine peso using an exchange rate of 3.089 pesos per U.S. dollar was $129 million, net of tax.
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
For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

CMS-40

CMS Energy Corporation
Other Income and Other Expense: The following tables show the components of Other income and Other expense:

In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Other income
Interest and dividends – related parties	$—	$4	$—	$6
Electric restructuring return	—	1	1	2
Return on stranded and security costs	2	2	3	3
Nitrogen oxide allowance sales	—	6	—	6
Refund of surety bond premium	—	—	—	1
Gain on investment	4	—	4	—
All other	2	1	3	3

Total other income	$8	$14	$11	$21

In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Other expense
Accretion expense	$—	$(2)	$—	$(4)
Derivative loss on debt tender offer	(3)	—	(3)	—
Loss on reacquired and extinguished debt	(11)	—	(11)	(5)
Civic and political expenditures	—	—	(1)	(1)
Donations	—	—	—	(1)
All other	—	—	(2)	(2)

Total other expense	$(14)	$(2)	$(17)	$(13)

Reclassifications: We have reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated net income (loss) for the periods presented. The most significant of these reclassifications is related to certain subsidiaries reclassified as “held for sale” on our Consolidated Balance Sheets and activities of those subsidiaries as Income (Loss) From Discontinued Operations in our Consolidated Statements of Income (Loss). For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges, “Discontinued Operations.”
New Accounting Standards Not Yet Effective: SFAS No. 157, Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of “fair value” and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing “day one” gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: In February 2007, the FASB issued SFAS No. 159, effective

CMS-41

CMS Energy Corporation
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
FSP FIN 39-1, Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP FIN 39-1, effective for us January 1, 2008. This standard will permit us to offset the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting arrangement. As a result, we will be permitted to record one net asset or liability that represents the total net exposure of all derivative positions under a master netting arrangement. The decision to offset derivative positions under master netting arrangements remains an accounting policy choice. We presently record the net fair value of derivative assets and liabilities for those contracts held by CMS ERM that are subject to master netting arrangements, and separately record amounts for cash collateral received or paid for these instruments. Under this standard, as a result of offsetting the collateral amounts against the fair value of derivative assets and liabilities, both our total assets and total liabilities could be reduced. The standard is to be applied retrospectively by adjusting the financial statements for all periods presented. There will be no impact to earnings from adopting this standard.
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard would have a material effect on our financial statements.
2: Asset Sales, Discontinued Operations and Impairment Charges
Asset Sales
The impacts of our asset sales are included in Loss on asset sales, net and Income (Loss) from Discontinued Operations in our Consolidated Statements of Income (Loss). There were no asset sales for the six months ended June 30, 2006.
We completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for gross cash proceeds of $130 million in March 2007. The $301 million pretax loss on sale includes a $279 million loss in discontinued operations and a $22 million loss in continuing operations.
In connection with the sale of our Argentine and Michigan assets, we entered into agreements that grant Lucid Energy:
•	an option to buy CMS Gas Transmission’s ownership interest in TGN, subject to the rights of other third parties,

•	the right to a portion of proceeds that may be awarded and received by CMS Gas Transmission in connection with certain legal proceedings, and

CMS-42

CMS Energy Corporation
•	the right to all of the proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.
Under these agreements, we have essentially sold our rights to certain awards or proceeds that we may receive in the future. A portion of the consideration received in the sale has been allocated to these agreements. We have recorded $32 million as a deferred credit in Other Non-current Liabilities on our Consolidated Balance Sheets.
We also sold our interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for gross cash proceeds of $50 million in March 2007. We recorded a $34 million pretax gain in continuing operations.
We sold our ownership interest in SENECA and certain associated generating equipment to Petroleos de Venezuela, S.A., which is owned by the Bolivarian Republic of Venezuela, for gross cash proceeds of $106 million in April 2007. We recorded a $46 million pretax gain in discontinued operations.
We sold our ownership interest in businesses in the Middle East, Africa, and India to TAQA for $900 million in May 2007. Gross proceeds from the sale included $792 million in cash proceeds and TAQA’s assumption of $108 million in debt. Businesses included in the sale were Takoradi, Taweelah, Shuweihat, Jorf Lasfar, Jubail, and Neyveli. The $80 million pretax gain on sale includes a $96 million gain recorded in discontinued operations and a $16 million loss recorded in continuing operations.
In June 2007, we sold CMS Energy Brasil S.A. to CPFL Energia S.A., a Brazilian utility, for $211 million, which included $201 million in cash proceeds and CPFL Energia S.A.’s assumption of a $10 million tax liability. We recorded a $3 million pretax gain in discontinued operations.
For the six months ended June 30, 2007, the following table summarizes asset sales that did not meet the definition of, and therefore were not reported as, discontinued operations:

In Millions
		Pretax	After-tax
Date sold	Business/Project	Gain (Loss)	Gain (Loss)

March	El Chocon	$34	$22
March	TGM and Bay Area Pipeline (a)	(22)	(14)
May	Middle East, Africa and India businesses (b)	(16)	(12)
Various	Other	2	1

	Total loss on asset sales	$(2)	$(3)

(a)	Included in the $130 million sale to Lucid Energy.

(b)	Included in the $900 million sale to TAQA.
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price is subject to various closing adjustments such as working capital and capital expenditure adjustments and nuclear fuel usage and inventory adjustments. We have received $364 million as of June 2007; however, certain purchase price adjustments are not yet final. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. At closing, we transferred $252 million

CMS-43

CMS Energy Corporation
in decommissioning trust fund balances to Entergy. We are refunding estimated excess decommissioning funds of $189 million to our retail customers through credits applied from June 2007 through December 2008 and have recorded this obligation as a regulatory liability on our Consolidated Balance Sheets. Modification to the terms of the transaction allowed us immediate access to additional excess decommissioning trust funds of $122 million. We have proposed a plan to refund these excess decommissioning fund balances through credits to our retail customers’ bills. This plan is under review by the MPSC in our current electric rate case filing. We recorded this balance as a regulatory liability on our Consolidated Balance Sheets.
The MPSC order approving the Palisades transaction allows us to recover the book value of Palisades, which we estimated at $314 million. As a result, we are refunding proceeds in excess of book value of $66 million to our retail customers through credits applied from June 2007 through December 2008. The final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC. The MPSC order deferred ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until our next general rate case. We deferred these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.
In April 2007, the NRC issued an order approving the transfer of the Palisades operating license. Intervenors have filed petitions for reconsideration of the NRC orders approving the transfer of the Palisades and Big Rock licenses. The NRC did not alter or stay the prior order approving the license transfer. We believe that it is unlikely that the NRC will conduct further proceedings or alter its prior orders, but we cannot predict the outcome of the matter.
The following table summarizes the impacts of the Palisades and the Big Rock ISFSI transaction:

In Millions
	MPSC Order	Estimated	Total
	Customer	Closing	Estimated
Customer Benefits	Benefits Estimate	Adjustments	Benefits

Purchase price	$380	$(9)	$371
Less: Book value of Palisades	314	(14)	300

Excess proceeds	66	5	71	(a)
Excess decommissioning trust
funds	189	122	311

Total customer benefits	$255	$127	$382

	Total
	Estimated
Deferred Costs	Costs

NMC exit fee	$7
Forfeiture of the NMC investment	5
Selling expenses	16

Total transaction costs	28
Big Rock ISFSI operation and
maintenance fee to Entergy	30

Estimated regulatory asset	$58	(b)

(a)	We deferred the estimated gain of $71 million as a regulatory liability.

CMS-44

CMS Energy Corporation

(b)	As of June 30, 2007, we have $56 million recorded as a regulatory asset for Palisades deferred costs of which $26 million relates to transaction costs. We estimate that we will incur an additional $2 million in selling expenses related to the Palisades transaction.
In the FERC’s February 2007 order regarding the Palisades transaction, the FERC granted our request to apply $11 million in FERC decommissioning trust fund balances for Palisades toward the Big Rock decommissioning shortfall, as described in Note 3, Contingencies, “Other Consumers’ Electric Utility Contingencies –Nuclear Matters.” The order was contingent upon the NRC approving the transfer of operating licenses, which the NRC approved in April 2007. A clarification request was filed by a wholesale customer with the FERC. In July 2007, the FERC issued a clarification order requiring us to demonstrate that the fund did not have a surplus balance and if any surplus exists that we submit a refund plan.
Palisades Power Purchase Agreement: Entergy contracted to sell us 100 percent of the plant’s output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement beginning in April 2007. We provided $30 million in security to Entergy for our power purchase agreement obligation in the form of a letter of credit. We estimate that capacity and energy payments under the Palisades power purchase agreement will be $180 million in 2007 and average $300 million per year thereafter.
Due to the Palisades power purchase agreement, the transaction is a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller’s sale and simultaneous leaseback involving real estate. We have continuing involvement with Palisades through security provided to Entergy for our power purchase agreement obligation and our DOE liability and other forms of involvement. As a result, we accounted for the Palisades plant, which is the real estate asset subject to the leaseback, as a financing for accounting purposes and not a sale. As a financing, no gain on the sale of Palisades was recognized on the Consolidated Statements of Income (Loss). We accounted for the remaining non-real estate assets and liabilities associated with the transaction as a sale.
As a financing, the Palisades plant remains on our Consolidated Balance Sheets and we continue to depreciate it. We recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades power purchase agreement. The value of the finance obligation was based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the Palisades plant asset under the financing. As of June 30, 2007, the financing obligation was $194 million. We estimate future payments of $13 million per year over the next five years.
Subsequent Asset Sales: We entered into an agreement to sell our investment in GasAtacama to Endesa S.A. for gross cash proceeds of $80 million in July 2007. We closed on the sale of GasAtacama in August 2007.
Pending Asset Sales: We entered into an agreement to sell our investment Jamaica to AEI for gross cash proceeds of $14 million in June 2007. We expect to close on the sale by the end of 2007.
Discontinued Operations
In accordance with SFAS No. 144, our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of our consolidated subsidiaries that meet the criteria of discontinued operations. The assets and liabilities of these subsidiaries have been classified as “Assets held for sale” and “Liabilities held for sale” on our December 31, 2006 consolidated balance sheets. Subsidiaries classified as “held for sale” at December 31, 2006 include

CMS-45

CMS Energy Corporation
our Argentine businesses, a majority of our Michigan non-utility gas businesses, CMS Energy Brasil S.A., SENECA, Takoradi, and certain associated holding companies. At June 30, 2007, there were no subsidiaries classified as “held for sale” due to the completion of these sales in the first and second quarters of 2007.
The major classes of assets and liabilities “held for sale” on our December 31, 2006 Consolidated Balance Sheet are as follows:

In Millions

Assets
Cash	$102
Accounts receivable, net	105
Notes receivable	110
Goodwill	25
Investments	33
Property, plant and equipment, net	233
Other	43

Total assets	$651

Liabilities
Accounts payable	$82
Accrued taxes	30
Minority interest	40
Other	51

Total liabilities	$203

Our discontinued operations contain the activities of the subsidiaries classified as “held for sale” as well as those disposed of for the six months ended June 30, 2007 and are a component of our Enterprises business segment. We reflect the following amounts in the Income (Loss) From Discontinued Operations line in our Consolidated Statements of Income (Loss):

In Millions
Three months ended June 30	2007		2006

Revenues	$72		$178

Pretax income from discontinued operations	$153		$26
Income tax expense	62	(a)	14

Income From Discontinued Operations	$91	(b)	$12

In Millions
Six months ended June 30	2007		2006

Revenues	$235		$312

Pretax income (loss) from discontinued operations	$(88)		$34
Income tax expense (benefit)	(1)		13

Income (Loss) From Discontinued Operations	$(87	)(c)	$21

CMS-46

CMS Energy Corporation

(a)	Includes a $5 million additional charge related to foreign earnings repatriated in March 2007. This adjustment is not material to first or second quarter results.

(b)	Includes a gain on disposal of SENECA of $46 million ($33 million after-tax and after minority interest), a gain on disposal of our ownership interest in businesses in the Middle East, Africa, and India of $96 million ($62 million after-tax), and a gain on disposal of CMS Energy Brasil S.A. of $3 million ($2 million after-tax).

(c)	Includes a loss on disposal of our Argentine and northern Michigan non-utility assets of $279 million ($171 million after-tax and after minority interest), a gain on disposal of SENECA of $46 million ($33 million after-tax and after minority interest), a gain on disposal of our ownership interest in businesses in the Middle East, Africa, and India of $96 million ($62 million after-tax), and a gain on disposal of CMS Energy Brasil S.A. of $3 million ($2 million after-tax).
Income (Loss) From Discontinued Operations includes a provision for anticipated closing costs and a portion of CMS Energy’s parent company interest expense. Interest expense of $7 million for the six months ended June 30, 2007 and $8 million for the six months ended June 30, 2006 has been allocated based on the net book value of the asset to be sold divided by CMS Energy’s total capitalization of each discontinued operation multiplied by CMS Energy’s interest expense.
Impairment Charges
We record an asset impairment when we determine that the expected future cash flows from an asset would be insufficient to provide for recovery of the asset’s carrying value. An asset held-in-use is evaluated for impairment by calculating the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We estimate the fair market value of the asset utilizing the best information available. This information includes quoted market prices, market prices of similar assets, and discounted future cash flow analyses. The assets written down include certain equity method and other investments.
The table below summarizes our asset impairments for the six months ended June 30, 2007. There were no asset impairments recorded for the six months ended June 30, 2006.

		In Millions

Six months ended June 30, 2007	Pretax	After-tax

Asset impairments:
Enterprises:
TGN (a)	$215	$140
GasAtacama (b)	36	23
Jamaica (c)	22	14
PowerSmith (d)	5	3
Prairie State (e)	2	1

Total asset impairments	$280	$181

(a)	In the first quarter of 2007, we recorded an impairment charge to recognize the reduction in fair value of our investment in TGN, a natural gas business in Argentina. The impairment included a cumulative net foreign currency translation loss of approximately $197 million. We will maintain our interest in TGN, which remains subject to a potential sale to the government of Argentina or some other disposition.

CMS-47

CMS Energy Corporation
(b) In the second quarter of 2007, we recorded an impairment charge to reflect the fair value of our investment in GasAtacama as determined in sale negotiations.
(c) In the first quarter of 2007, we recorded an impairment charge to reflect the fair value of our investment in an electric generating plant in Jamaica.
(d) In the first quarter of 2007, we recorded an impairment charge to reflect the fair value of our investment in PowerSmith.
(e) In the second quarter of 2007, we recorded an impairment charge to reflect our withdrawal from the co-development of Prairie State with Peabody Energy because it did not meet our investment criteria.
3: CONTINGENCIES
SEC and DOJ Investigations: During the period of May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These so-called round-trip trades had no impact on previously reported consolidated net income, earnings per share or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts.
CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order’s findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.
Securities Class Action Lawsuits: Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the “Shareholder Action”), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy’s business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of “all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby.” The court excluded purchasers of CMS Energy’s 8.75 percent Adjustable Convertible Trust Securities (“ACTS”) from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the “ACTS Action”) against the same defendants named in the Shareholder Action. The settlement described in the following paragraph, if approved, will resolve both the Shareholder and ACTS Actions.

CMS-48

CMS Energy Corporation
On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the “MOU”), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. Under the terms of the MOU, the litigation will be settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy will make a payment of approximately $123 million plus an amount equivalent to interest on the outstanding unpaid settlement balance beginning on the date of preliminary approval by the court and running until the balance of the settlement funds is paid into a settlement account. In entering into the MOU, CMS Energy makes no admission of liability under the Shareholder Action and the ACTS Action. The parties executed a Stipulation and Agreement of Settlement dated May 22, 2007 (“Stipulation”) incorporating the terms of the MOU. On May 30, 2007, plaintiffs filed a “Motion for Order Preliminarily Approving Stipulation and Agreement of Settlement.” On June 7, 2007, the court entered a “Preliminary Order in Connection with Settlement Proceedings and Proposed Class Certification,” in which the court preliminarily approved the Stipulation and scheduled the settlement fairness hearing for September 6, 2007. In accordance with the Stipulation, CMS has paid approximately $1 million of the settlement amount to fund administrative expenses. The remaining $199 million and interest accruing thereon from the date of the June 7, 2007 order is payable ten business days after entry of the Order and Final Judgment following the September 6, 2007 hearing.
Out of the total settlement, CMS Energy’s insurers will pay approximately $77 million directly to the settlement account. CMS Energy took an approximate $123 million net pre-tax charge to 2006 earnings in the fourth quarter of 2006. At June 30, 2007, we have a receivable of $77 million and a legal settlement liability of $199 million recorded on our Consolidated Balance Sheets.
Gas Index Price Reporting Investigation: CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications, which compile and report index prices. CMS Energy cooperated with an investigation by the DOJ regarding this matter. Although CMS Energy has not received any formal notification that the DOJ has completed its investigation, the DOJ’s last request for information occurred in November 2003, and CMS Energy completed its response to this request in May 2004. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business.
The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and seeks to prohibit these acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. The court entered separate consent orders with respect to each of the two individuals, one dated April 18, 2007 and one dated June 25, 2007, resolving this litigation. The consent orders prohibit each of the individuals from engaging in certain activities and further provide civil monetary penalties in the amount of $100,000 for one individual and $25,000 for the other individual. Pursuant to agreements with each of the individuals, CMS has paid $95,000 of the $100,000 amount and $22,000 of the $25,000 amount, with the remaining amounts paid by the individuals themselves. These settlements put an end to CFTC enforcement actions relating to gas price reporting by individuals once employed at present or former CMS subsidiaries.
Katz Technology Litigation: In June 2007, Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), filed a lawsuit in the United States District Court for the Eastern District of Michigan against CMS Energy and Consumers alleging patent infringement. RAKTL is claiming that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe patents held by RAKTL. This case has been recently transferred to the U.S.

CMS-49

CMS Energy Corporation
District Court for Central District of California where other similar cases against public utilities, banks and other entities involving these patents are pending. We obtained an opinion from patent counsel that our automated telephone systems do not infringe on RAKTL patents and that those patents may be invalid. We will defend ourselves vigorously against these claims but cannot predict their outcome.
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
CMS Land has entered into various access, purchase and settlement agreements with several of the affected landowners at Bay Harbor, and entered into a confidential settlement with one landowner to resolve a lawsuit filed by that landowner. CMS has received demands for indemnification relating to claims and/or lawsuits filed by a property owner and a former business owner at Bay Harbor. CMS Land has purchased five unimproved lots and two lots with houses. At this time, CMS Land believes it has all necessary access arrangements to complete the remediation work required under the AOC.
CMS Energy recorded charges related to this matter in 2004, 2005, 2006 totaling $93 million. At June 30, 2007, CMS Energy has a liability of $44 million for its remaining obligations. We based the liability on 2006 discounted costs, using a discount rate of 4.7 percent and an inflation rate of 1 percent on annual operating and maintenance costs. We used the interest rate for 30-year U.S. Treasury securities for the discount rate. The undiscounted amount of the remaining obligation is $57 million. We expect to pay $18 million in 2007, $17 million in 2008, $3 million in 2009, and the remaining expenditures as part of long-term operating and maintenance costs. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, inability to reach agreement with the MDEQ or EPA over remedial actions,

CMS-50

CMS Energy Corporation
and legal and regulatory requirements, could impact our estimate of remedial action costs and the timing of the expenditures. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy’s financial condition and liquidity and could negatively impact CMS Energy’s financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.
Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.
Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at several contaminated sites administered under the Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At June 30, 2007, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14. The timing of payments related to the remediation of our Superfund sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
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
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation/Finding of Violation from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, the J.H. Campbell Plant, the BC Cobb Electric Generating Station and the JR Whiting Plant. We are presently having discussions with the EPA regarding these allegations, but cannot predict the financial impact or outcome of this issue.
Litigation: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs), which sell power to us, filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made pursuant to power purchase agreements with qualifying facilities.

CMS-51

CMS Energy Corporation
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
Consumers’ Electric Utility Rate Matters
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In prior orders, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 plus the cost of money through the period of collection. At June 30, 2007, we had a regulatory asset for Stranded Costs of $67 million on our Consolidated Balance Sheets. We collect these Stranded Costs through a surcharge on ROA customers. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers, which represent a decrease of 3 percent of ROA load compared to June 30, 2006. This downward trend has affected negatively our ability to recover timely these Stranded Costs. If downward ROA trends continue, it may require legislative or regulatory assistance to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends and their effect on the timely recovery of Stranded Costs.
Power Supply Costs: To reduce the risk of high power supply costs during peak demand periods and to achieve our reserve margin target, we purchase electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering the reserve margin requirements for 2007 and covering partially the estimated reserve margin requirements for 2008 through 2010. As of June 30, 2007, we expect capacity costs for these primarily seasonal electric capacity and energy contracts to be $17 million for 2007.

CMS-52

CMS Energy Corporation
PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:
Power Supply Cost Recovery Reconciliation

PSCR Cost
			Net Under-	of Power	Description of Net
PSCR Year	Date Filed	Order Date	recovery	Sold	Underrecovery

2005 Reconciliation	March 2006	July 2007	$36 million	$1.081 billion	MPSC approved the recovery of our $36 million underrecovery, including the cost of money, related to our commercial and industrial customers.
2006 Reconciliation	March 2007	Pending	$115 million	$1.492 billion	Underrecovery relates to our increased METC costs and coal supply costs, increased bundled sales, and other cost increases beyond those included in the 2006 PSCR plan filings.

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
Electric Rate Case: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. In May 2007, we filed supplemental testimony with the MPSC to include transaction costs from the sale of Palisades. In July 2007, we filed an amended application with the MPSC to include the proposed purchase of the Zeeland power plant, the approval of an energy efficiency program, and to make other revisions.
In July 2007, we also filed a motion for partial and immediate rate relief, which seeks the following:
•	approval to remove the costs associated with Palisades,

•	recovery of the proposed purchase of the Zeeland power plant,

•	partial and immediate rate relief associated with 2007 capital investments, a $400 million equity infusion into Consumers, and general inflation on operation and maintenance expenses to 2007 levels, and

•	approval of a plan for the distribution of $127 million of proceeds from the sale of Palisades to customers, effectively offsetting the partial and immediate relief for up to nine months.

CMS-53

CMS Energy Corporation
The following table summarizes the components of the final and interim requested increase in revenue:

In Millions
	Partial and
Components of the increase in revenue	Immediate	Final

Increase in base rates (a)	$77	$146
Removal of Palisades from base rates	(169)	(169)
Elimination of Palisades base rate recovery credit from the PSCR (b)	167	167
Surcharge for return on nuclear investments (c)	—	13

Total requested increase in revenues at March 2007 filing	75	157
Palisades transaction costs	—	28
Zeeland power plant revenue requirements	84	92
Energy Efficiency Program surcharge	—	5
Palisades excess proceeds	(127)	—

Total requested increase in revenues	$32	$282

(a)	The increase in base rates relates to Clean Air Act-related and other utility expenditures, changes in the capital structure, and increased distribution system operation and maintenance costs including employee pension and health care costs.

(b)	Palisades power purchase agreement costs in the PSCR are presently offset through a base rate recovery credit. The Palisades base rate recovery credit will be discontinued once Palisades’ costs are removed from base rates.

(c)	The nuclear surcharge is a proposal to earn a return on funds spent on Big Rock spent nuclear fuel storage, decommissioning, and site restoration expenditures until pending DOE litigation and future MPSC proceedings regarding this issue are concluded.
We cannot predict the amount or timing of any MPSC decision on the requests.
Other Consumers’ Electric Utility Contingencies
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
Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We estimate cash underrecoveries of our capacity and fixed energy payments of $39 million in 2007 of which we have expensed $30 million during the six months ended June 30, 2007. However, we use savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense.
We recover from our customers the capacity and fixed energy charges based on availability, up to an availability cap of 88.7 percent as established in previous MPSC orders. The MCV Partnership has filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap. We cannot predict the outcome of this matter.
RCP: In January 2005, we implemented the MPSC-approved RCP with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved

CMS-54

CMS Energy Corporation
in prior MPSC orders. However, we are able to dispatch the MCV Facility based on natural gas market prices. This results in fuel cost savings for the MCV Facility, which the MCV Partnership shares with us. The RCP also requires contributions of $5 million annually to a renewable resources program. As of June 30, 2007, contributions of $12 million were made to the renewable resources program. The underlying RCP agreement between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In January 2007, the Michigan Attorney General filed an appeal with the Michigan Supreme Court regarding the MPSC’s order approving the RCP. The Supreme Court denied the Attorney General’s request to further consider the matter.
Regulatory-out Provision in the MCV PPA: After September 15, 2007, we expect to claim relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has notified us that it opposes our intended exercise of the regulatory-out provision. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a dispute. If we are successful in exercising the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our reserve margin. Presently, we are in arbitration with the MCV Partnership regarding a dispute on the timing of MCV Partnership’s termination rights prescribed in the MCV PPA.
We anticipate that the MPSC will review our exercise of the regulatory-out provision and the likely consequences of such action in 2007. It is possible that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the outcome of these matters.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. We are unable to predict the outcome of this request.
Nuclear Matters: Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $50 million of corporate contributions for costs associated with NRC radiological and non-NRC greenfield decommissioning work as of June 30, 2007. This amount excludes the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $55 million as of June 30, 2007, due to the DOE’s failure to accept spent nuclear fuel on schedule. We plan to seek recovery of expenditures that we have funded with the MPSC and have a $122 million regulatory asset recorded on our Consolidated Balance Sheets as of June 30, 2007.
Actual expenditures for Big Rock decommissioning totaled $387 million as of June 30, 2007. This total excludes the additional costs for spent nuclear fuel storage due to the DOE’s failure to accept this spent nuclear fuel on schedule as well as certain increased security costs that we are recovering through the security cost provisions of Public Act 609 of 2002.
Nuclear Fuel Cost: We deferred payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $156 million at June 30, 2007. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We have recovered, through electric

CMS-55

CMS Energy Corporation
rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided $155 million in security to Entergy for this obligation in the form of a letter of credit.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
There are several court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades and Big Rock. We can make no assurance that the litigation against the DOE will be successful. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, ultimately, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.
Consumers’ Gas Utility Contingencies
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At June 30, 2007, we have a liability of $21 million, net of $61 million of expenditures incurred to date, and a regulatory asset of $53 million. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
Consumers’ Gas Utility Rate Matters
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.

CMS-56

CMS Energy Corporation
The following table summarizes our GCR reconciliation filings with the MPSC:
Gas Cost Recovery Reconciliation

			Net Over-	GCR Cost
GCR Year	Date Filed	Order Date	recovery	of Gas Sold	Description of Net Overrecovery

2005-2006	June 2006	April 2007	$3 million	$1.8 billion	The net overrecovery includes $1 million interest income through March 2006, which resulted from a net underrecovery position during the majority of the GCR period.
2006-2007	June 2007	Pending	$5 million	$1.7 billion	The total overrecovery amount reflects an overrecovery of $1 million plus $4 million in accrued interest owed to customers.

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
GCR plan for year 2007-2008: In December 2006, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2007 through March 2008. Our request proposed using a GCR factor consisting of:
•	a base GCR ceiling factor of $8.47 per mcf, plus

•	a quarterly GCR ceiling price adjustment contingent upon future events.
In June 2007, all parties signed a settlement agreement and filed the agreement with the MPSC for approval. All parties agreed to lower the ceiling on the quarterly adjustment mechanism from $3.50 per mcf to $3.00 per mcf.
Due to an increase in NYMEX gas prices compared to the plan, the base GCR ceiling factor increased to $8.67 per mcf pursuant to the ceiling price adjustment mechanism. The new base GCR ceiling factor was effective beginning July 2007.
In July 2007, the MPSC issued an order for our 2007-2008 GCR Plan year, which resulted in approval of the settlement agreement.
The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of August 2007 is $7.90 per mcf.

CMS-57

CMS Energy Corporation
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which partially separates the collection of fixed costs from gas sales and enhances the utility’s ability to recover its fixed costs.
The MPSC Staff and intervenors filed testimony on July 20, 2007. In its testimony, the MPSC Staff recommended a 10.5 percent authorized return on equity with a $35 million annual increase in our gas delivery and transportation rates. The schedule established by the MPSC for processing this case could allow for a final order by the end of 2007.
Other Contingencies
Gas Index Price Reporting Litigation: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of claimed inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. CMS MST has settled a master class action suit in California state court for $7 million. In March 2007, CMS Energy paid $7 million into a trust fund account following preliminary approval of the settlement by the judge. The court entered a judgment, final order and decree dated June 12, 2007 granting final approval to the class action settlement with CMS MST.
In January 2007, CMS MST entered into a settlement agreement to collectively settle four class action suits originally filed in California federal courts for $700,000. On April 3, 2007, plaintiffs filed a motion for preliminary approval of this and other settlements. An order was entered on May 3, 2007 granting preliminary approval of the settlement and CMS has made its $700,000 settlement payment.
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
CMS Gas Transmission began arbitration proceedings against the Republic of Argentina (Argentina) under the auspices of the International Centre for the Settlement of Investment Disputes (ICSID) in mid-2001, citing breaches by Argentina of the Argentine-U.S. Bilateral Investment Treaty (BIT). In May 2005, an ICSID tribunal concluded, among other things, that Argentina’s economic emergency did not excuse Argentina from liability for violations of the BIT. The ICSID tribunal found in favor of CMS Gas Transmission, and awarded damages of U.S. $133 million, plus interest.
The ICSID Convention provides that either party may seek annulment of the award based upon five possible grounds specified in the Convention. Argentina’s Application for Annulment was formally registered by ICSID on September 27, 2005. In March 2007, the Annulment matter was heard before a panel in Paris, and the matter is now before the panel pending a decision.

CMS-58

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
Quicksilver Resources, Inc.: Quicksilver sued CMS MST for breach of contract in connection with a Contract for Sale and Purchase of natural gas, pursuant to which Quicksilver agreed to sell, and CMS MST agreed to buy, natural gas. Quicksilver believes that it is entitled to more payments for natural gas than it has received. CMS MST disagrees with Quicksilver’s analysis and believes that it has paid all amounts owed for delivery of gas pursuant to the contract. Quicksilver is seeking damages of up to approximately $126 million, plus prejudgment interest and attorney fees.
The trial commenced on March 19, 2007. The jury verdict awarded Quicksilver zero compensatory damages but $10 million in punitive damages. The jury found that CMS MST breached the contract and committed fraud but found no actual damage on account of either such claim.
On May 15, 2007, the trial court, ruling on motions to counter the entry of the judgment, vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of approximately $24 million, net of tax. To preserve its appellate rights, CMS MST filed a motion to modify, correct or reform the judgment and a motion for a judgment contrary to the jury verdict with the trial court. The trial court dismissed these motions. CMS MST has filed a notice of appeal with the Texas Court of Appeals.
Star Energy: In 2000, a Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs an $8 million award. The Court of Appeals reversed the damages award and granted Terra Energy Ltd. a new trial on damages only. The trial was set for August 2007, but the parties reached a settlement before trial. As a result, CMS Energy recorded a charge in the second quarter of 2007 of approximately $3 million, net of tax.
T.E.S. Filer City Air Permit Issue: In January 2007, we received a Notice of Violation from the EPA alleging that T.E.S. Filer City, a generating facility in which we have a 50 percent partnership interest, exceeded certain air permit limits. We are in discussions with the EPA with regard to these allegations, but cannot predict the financial impact or outcome of this issue.
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

CMS-59

CMS Energy Corporation
FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee.
The following table describes our guarantees at June 30, 2007:

In Millions
				FIN 45
	Issue	Expiration	Maximum	Carrying
Guarantee Description	Date	Date	Obligation	Amount

Indemnifications from asset sales and other agreements (a)	Various	Indefinite	$1,495	$88 (b)

Surety bonds and other indemnifications	Various	Indefinite	32	—

Guarantees and put options (c)	Various	Various through September 2027	105	1

(a)	The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from claims related to tax disputes, claims related to power purchase agreements and the failure of title to the assets or stock sold by us to the purchaser.

(b)	In the second quarter of 2007, we recorded $87 million of liabilities related to tax and other indemnifications for completed asset sales.

(c)	Maximum obligation includes $85 million related to the MCV Partnership’s non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation with an irrevocable letter of credit of up to $85 million.

CMS-60

CMS Energy Corporation
The following table provides additional information regarding our guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnifications from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims and other specific events or circumstances
Surety bonds and other indemnifications	Normal operating activity, permits and licenses	Nonperformance
Normal operating activity Nonperformance or non-payment by a subsidiary under a related contract

	Agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

Guarantees and put options	Bay Harbor remediation efforts	Owners exercising put options requiring us to purchase property

At June 30, 2007, certain contracts contained provisions allowing us to recover, from third parties, amounts paid under the guarantees. For example, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.
We enter into various agreements containing tax and other indemnification provisions in connection with a variety of transactions, including the sale of our interests in the MCV Partnership and the FMLP and the sale of our interest in Palisades and the Big Rock ISFSI. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.

CMS-61

CMS Energy Corporation
4: Financings and Capitalization
Long-term debt is summarized as follows:

In Millions
	June 30, 2007	December 31, 2006

CMS Energy Corporation
Senior notes	$2,011	$2,271
Other long-term debt	—	1

Total - CMS Energy Corporation	2,011	2,272

Consumers Energy Company
First mortgage bonds	3,171	3,172
Senior notes and other	655	652
Securitization bonds	325	340

Total - Consumers Energy Company	4,151	4,164

Other Subsidiaries	216	328

Total principal amounts outstanding	6,378	6,764
Current amounts	(960)	(550)
Net unamortized discount	(11)	(14)

Total Long-term debt	$5,407	$6,200

Financings: The following is a summary of significant long-term debt transactions during the six months ended June 30, 2007:

	Principal	Interest
	(in millions)	Rate (%)	Retirement Date	Maturity Date

Debt Retirements:
CMS Energy
Senior notes	$260	8.90%	June 2007	July 2008
Enterprises
CMS Generation Investment Co. IV Bank Loan	108	Variable	May 2007	December 2008

Total	$368

In July 2007, we issued $250 million of 6.55 percent senior notes due 2017 and $150 million floating rate senior notes due 2013. The floating rate senior notes bear interest at three-month LIBOR plus 95 basis points. We used the proceeds to redeem $361 million of our 7.5 percent senior notes due 2009 which were tendered in July at a premium of $10 million. The remaining $48 million of our 7.5 percent senior notes were called in July and will be redeemed in August 2007.
Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at June 30, 2007:

					In Millions
				Outstanding
		Amount of	Amount	Letters-of-	Amount
Company	Expiration Date	Facility	Borrowed	Credit	Available

CMS Energy	April 2, 2012	$300	$-	$3	$297
Consumers	March 30, 2012	500	-	218	282

We replaced our $300 million facility with a new $300 million credit facility in April 2007. Consumers

CMS-62

CMS Energy Corporation
replaced its $500 million facility with a new $500 million credit facility in March 2007. The new facilities contain less restrictive covenants, and provide for lower fees and lower interest margins than the previous credit facilities.
Dividend Restrictions: Under provisions of our senior notes indenture, at June 30, 2007, payment of common stock dividends was limited to $436 million. Our $300 million secured revolving credit facility restricted payments of dividends on our common stock during a 12-month period to $150 million. This restriction was removed with the new $300 million credit facility effective April 2, 2007.
Under the provisions of its articles of incorporation, at June 30, 2007, Consumers had $232 million of unrestricted retained earnings available to pay common stock dividends. The dividend restrictions in its secured revolving credit facility were removed in March 2007. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of Consumers’ retained earnings. For the six months ended June 30, 2007, we received $135 million of common stock dividends from Consumers.
Preferred Stock: In February 2007, our non-voting preferred subsidiary interest of $11 million was repurchased and redeemed for a cash payment of $32 million. The original $19 million addition to paid-in-capital was reversed and a $1 million redemption premium was charged to retained deficit.
Contingently Convertible Securities: In June 2007, the $11.87 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock and the $12.81 per share conversion trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. As a result, these securities are convertible at the option of the security holders for the three months ending September 30, 2007, with the par value or principal payable in cash. As of July 2007, none of the security holders have notified us of their intention to convert these securities.
Because the 3.375 percent senior notes are convertible on demand, they are classified as current liabilities.
Capital Lease Obligations: Our capital leases are comprised mainly of leased service vehicles, office furniture, and gas pipeline capacity. At June 30, 2007, capital lease obligations totaled $63 million. We estimate future minimum lease payments to range between $10 million and $16 million per year over the next five years.
Sale of Accounts Receivable: Under a revolving accounts receivable sales program, Consumers sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at June 30, 2007 and $325 million of receivables at December 31, 2006. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against Consumers’ other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither recorded a gain or loss on the receivables sold nor retained an interest in the receivables sold.

CMS-63

CMS Energy Corporation
Certain cash flows under Consumers’ accounts receivable sales program are shown in the following table:

In Millions
Six months ended June 30	2007	2006

Net cash flow as a result of accounts receivable financing	$(325)	$(325)
Collections from customers	$3,432	$3,232

5: Earnings Per Share
The following table presents the basic and diluted earnings per share computations based on
Income (Loss) from Continuing Operations:

In Millions, Except Per Share Amounts
Three Months Ended June 30	2007	2006

Income (Loss) Available to Common Stockholders
Income (Loss) from Continuing Operations	$(55)	$63
Less Preferred Dividends	(3)	(3)

Income (Loss) from Continuing Operations Available to Common Stockholders – Basic and Diluted	$(58)	$60

Average Common Shares Outstanding
Weighted Average Shares – Basic	222.6	219.6
Add dilutive impact of Contingently Convertible Securities	—	8.6
Add dilutive Stock Options and Warrants	—	1.4

Weighted Average Shares – Diluted	222.6	229.6

Income (Loss) Per Average Common Share Available to Common Stockholders
Basic	$(0.26)	$0.27
Diluted	$(0.26)	$0.26

In Millions, Except Per Share Amounts
Six Months Ended June 30	2007	2006

Income (Loss) Available to Common Stockholders
Income (Loss) from Continuing Operations	$(88)	$30
Less Preferred Dividends and Redemption Premium	(7)	(6)

Income (Loss) from Continuing Operations Available to Common Stockholders – Basic and Diluted	$(95)	$24

Average Common Shares Outstanding
Weighted Average Shares – Basic	222.1	219.3
Add dilutive impact of Contingently Convertible Securities	—	9.6
Add dilutive Stock Options and Warrants	—	1.4

Weighted Average Shares – Diluted	222.1	230.3

Income (Loss) Per Average Common Share Available to Common Stockholders
Basic	$(0.43)	$0.11
Diluted	$(0.43)	$0.11

CMS-64

CMS Energy Corporation
Contingently Convertible Securities: For the three and six months ended June 30, 2007, we recorded a loss from continuing operations. Due to antidilution, there was no impact to diluted EPS from our contingently convertible securities. Assuming positive income from continuing operations, our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. Had there been positive income from continuing operations, our contingently convertible securities would have contributed an additional 20.6 million shares to the calculation of diluted EPS for the three months ended June 30, 2007 and 19.9 million shares for the six months ended June 30, 2007.
Stock Options, Warrants and Restricted Stock: For the three months ended June 30, 2007, due to antidilution, there was no impact to diluted EPS for 1.4 million shares of unvested restricted stock awards or for options and warrants to purchase 0.2 million shares of common stock. For the six months ended June 30, 2007, due to antidilution, there was no impact to diluted EPS for 1.4 million shares of unvested restricted stock awards or for options and warrants to purchase 0.4 million shares of common stock.
An additional 0.9 million stock options at June 30, 2007 and 1.8 million stock options at June 30, 2006, were excluded from the diluted EPS calculation because the exercise price was greater than the average market price of our common stock. These stock options have the potential to dilute EPS in the future.
Convertible Debentures: For the three and six months ended June 30, 2007, due to antidilution, there was no impact to diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by $2 million for the three months ended June 30, 2007, and $4 million for the six months ended June 30, 2007, from an assumed reduction of interest expense, net of tax, and

•	increased the denominator of diluted EPS by 4.2 million shares.
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
The cost and fair value of our long-term debt instruments including current maturities are as follows:

In Millions
	June 30, 2007			December 31, 2006
		Fair	Unrealized		Fair	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain (Loss)

Long-term debt	$6,367	$6,501	$(134)	$6,750	$6,946	$(196)
Long-term debt - related parties	178	176	2	178	155	23

CMS-65

CMS Energy Corporation
The summary of our available-for-sale investment securities is as follows:

In Millions
	June 30, 2007				December 31, 2006
		Unrealized	Unrealized			Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Value

Nuclear decommissioning investments:
Equity securities	$—	$—	$—	$—	$140	$150	$(4)	$286
Debt securities	—	—	—	—	307	4	(2)	309
SERP:
Equity securities	36	25	—	61	36	21	—	57
Debt securities	11	—	—	11	13	—	—	13

Derivative Instruments: In order to limit our exposure to certain market risks, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. These contracts, used primarily to manage our exposure to changes in interest rates, commodity prices, and currency exchange rates, are classified as either non-trading or trading. We enter into these contracts using established policies and procedures, under the direction of both:
•	an executive oversight committee consisting of senior management representatives, and

•	a risk committee consisting of business unit managers.
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
For a derivative instrument to qualify for cash flow hedge accounting:
•	the relationship between the derivative instrument and the forecasted transaction being hedged must be formally documented at inception,

•	the derivative instrument must be highly effective in offsetting the hedged transaction’s cash flows, and

•	the forecasted transaction being hedged must be probable.
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

CMS-66

CMS Energy Corporation
To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.
The majority of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:
•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas),

•	they qualify for the normal purchases and sales exception, or

•	there is not an active market for the commodity.
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
Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:

In Millions
	June 30, 2007			December 31, 2006
						Unrealized
		Fair	Unrealized		Fair	Gain
Derivative Instruments	Cost	Value	Loss	Cost	Value	(Loss)

Interest rate risk contracts:
Debt tender offer contract	—	(3)	(3)	—	—	—
CMS ERM derivative contracts:
Non-trading electric / gas contracts (a)	—	(1)	(1)	—	31	31
Trading electric / gas contracts (b)	(8)	(24)	(16)	(11)	(68)	(57)
Derivative contracts associated with equity investments in:
Shuweihat (c)	—	—	—	—	(14)	(14)
Taweelah (c)	—	—	—	(35)	(11)	24
Jorf Lasfar (c)	—	—	—	—	(5)	(5)
Other	—	—	—	—	1	1

(a)	The fair value of CMS ERM’s non-trading electric and gas contracts has decreased significantly from December 31, 2006 due to the termination of certain gas contracts. CMS ERM had recorded derivative assets, representing cumulative unrealized mark-to-market gains, associated with these contracts.

(b)	The fair value of CMS ERM’s trading electric and gas contracts has increased significantly from December 31, 2006 due to the termination of certain gas contracts. CMS ERM had recorded derivative liabilities, representing cumulative unrealized mark-to-market losses, associated with these contracts.

CMS-67

CMS Energy Corporation

(c)	We sold our equity investments in Shuweihat, Taweelah, and Jorf Lasfar in May 2007. As such, we no longer reflect our proportionate share of the fair value of the derivatives contracts held by these investments in our consolidated financial statements.
We record the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. At December 31, 2006, the fair value of derivative contracts associated with our equity investments was included in Investments – Enterprises on our Consolidated Balance Sheets.
Interest Rate Risk Contracts: In June 2007, we announced a tender offer to repurchase certain of our senior notes. Under the terms of the offer, the holders of those notes had until July 2, 2007 to tender their notes in return for an agreed-upon tender price. This debt tender offer was a derivative instrument and changes in its fair value were recorded in earnings until the offer was settled on July 3, 2007.
CMS ERM Contracts: CMS ERM enters into and owns energy contracts that support CMS Energy’s ongoing operations. CMS ERM holds certain contracts for the future purchase and sale of natural gas that will result in physical delivery of the commodity at contractual prices. These forward contracts are generally long-term in nature and are classified as non-trading. CMS ERM also uses various financial instruments, including swaps, options, and futures, to manage commodity price risks associated with its forward purchase and sale contracts and with generation assets owned by CMS Energy or its subsidiaries. These financial contracts are classified as trading activities.
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
Derivative Contracts Associated with Equity Investments: In May 2007, we sold our ownership interest in businesses in the Middle East, Africa, and India. Certain of these businesses held:
•	interest rate contracts that hedged the risk associated with variable-rate debt, and

•	foreign exchange contracts that hedged the foreign currency risk associated with payments to be made under operating and maintenance service agreements.
Before the sale, we recorded our proportionate share of the change in fair value of these contracts in AOCL if the contracts qualified for cash flow hedge accounting; otherwise, we recorded our share in Earnings from Equity Method Investees.
At the date of the sale, we had accumulated a net loss of $13 million, net of tax, in AOCL representing our proportionate share of mark-to-market gains and losses from cash flow hedges held by the equity method investees. After the sale, we reclassified this amount and recognized it in earnings as a reduction of the gain on the sale. For additional details on the sale of our interest in these equity method investees, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
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

CMS-68

CMS Energy Corporation
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
The following table illustrates our exposure to potential losses at June 30, 2007, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

In Millions
				Net Exposure	Net Exposure
	Exposure			from Investment	from Investment
	Before	Collateral	Net	Grade	Grade
	Collateral (a)	Held	Exposure	Companies	Companies (%)

CMS ERM	$1	$—	$1	$1	100%

(a)	Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.
Based on our credit policies, our current exposures, and our credit reserves, we do not expect a material adverse effect on our financial position or future earnings as a result of counterparty nonperformance.
7 : Retirement Benefits
We provide retirement benefits to our employees under a number of different plans, including:
•	a non-contributory, defined benefit Pension Plan,

•	a cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005,

•	a DCCP for employees hired on or after September 1, 2005,

•	benefits to certain management employees under SERP,

•	a defined contribution 401(k) Savings Plan,

•	benefits to a select group of management under the EISP, and

•	health care and life insurance benefits under OPEB.
Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan’s assets are not distinguishable by company.
In April 2007, we sold Palisades to Entergy. Employees transferred to Entergy as a result of the sale no longer participate in our retirement benefit plans. In April 2007, we recorded a net reduction of $27 million in pension SFAS No. 158 regulatory assets with a corresponding decrease of $27 million in pension liabilities on our Consolidated Balance Sheets. We also recorded a net reduction

CMS-69

CMS Energy Corporation
$15 million in OPEB regulatory SFAS No. 158 assets with a corresponding decrease of $15 million in OPEB liabilities. The following table shows the net adjustment:

	Pension	OPEB

Plan liability transferred to Entergy	$44	$20
Trust assets transferred to Entergy	17	5

Net adjustment	$27	$15

Beginning May 1, 2007, the CMS Energy Common Stock Fund is no longer an investment option available for new investments in the 401(k) Savings Plan and the employer’s match is no longer in CMS Energy Stock. Participants have an opportunity to reallocate investments in the CMS Energy Stock Fund to other plan investment alternatives. Beginning November 1, 2007, any remaining shares in the CMS Energy Stock Fund will be sold and the sale proceeds will be reallocated to other plan investment options. At June 30, 2007, there were 9 million shares of CMS Energy Common Stock in the CMS Energy Stock Fund.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.
Costs: The following table recaps the costs, other changes in plan assets, and benefit obligations incurred in our retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Service cost	$13	$12	$25	$24
Interest expense	21	21	43	42
Expected return on plan assets	(20)	(21)	(40)	(43)
Amortization of:
Net loss	12	11	23	22
Prior service cost	2	2	4	4

Net periodic cost	28	25	55	49
Regulatory adjustment	(4)	(2)	(8)	(5)

Net periodic cost after regulatory adjustment	$24	$23	$47	$44

CMS-70

CMS Energy Corporation

In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Service cost	$6	$6	$12	$12
Interest expense	18	16	35	32
Expected return on plan assets	(15)	(15)	(31)	(29)
Amortization of:
Net loss	5	5	11	10
Prior service credit	(3)	(2)	(5)	(5)

Net periodic cost	11	10	22	20
Regulatory adjustment	(1)	(1)	(3)	(1)

Net periodic cost after regulatory adjustment	$10	$9	$19	$19

8: Income taxes
The principal components of deferred tax assets (liabilities) recognized on our Consolidated Balance Sheets both before and after the adoption of FIN 48 are as follows:

In Millions
	January 1, 2007	December 31, 2006

Property	$(592)	$(790)
Securitized costs	(177)	(177)
Employee benefits	38	38
Gas inventories	(168)	(168)
Tax loss and credit carryforwards	700	867
SFAS No. 109 regulatory liabilities, net	189	189
Foreign investments inflation indexing	86	86
Valuation allowances	(216)	(116)
Other, net	103	106

Net deferred tax assets (liabilities)	$(37)	$35

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
We reflected a net interest liability of $3 million related to our uncertain income tax positions on our Consolidated Balance Sheets as of January 1, 2007. We have not accrued any penalties with respect to uncertain tax benefits. We recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense.

CMS-71

CMS Energy Corporation
As of the date of adoption of FIN 48, we had valuation allowances against certain U.S. and foreign deferred tax assets totaling $216 million and other uncertain tax positions of $31 million, resulting in total unrecognized benefits of $247 million. Of this amount, $217 million would result in a decrease in our effective tax rate, if recognized. We released $81 million of our valuation allowance in the first quarter of 2007, reducing our effective tax rate, due to the anticipated sales of our foreign investments. During the second quarter we reduced deferred tax assets and related valuation allowances attributable to sold foreign assets by $63 million each. This reduction had no income impact. As we continue to market our foreign investments, it is reasonably possible that additional valuation allowance adjustments could be made over the next 12 months.
The actual income tax benefit on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to loss before income taxes as follows:

	In Millions

Six Months Ended June 30	2007	2006

Loss before income taxes	$(192)	$(77)

Statutory federal income tax rate	x 35%	x 35%

Expected income tax benefit	(67)	(27)
Increase (decrease) in taxes from:
Property differences	7	10
Income tax effect of foreign investments	47	(17)
Income tax credit amortization	(2)	(2)
Medicare Part D exempt income	(5)	(3)
Tax exempt income	(1)	(2)
Valuation allowance	(82)	(2)
Tax contingency reserves	(1)	(15)
IRS settlement/credit restoration	—	(49)

Recorded income benefit	$(104)	$(107)

Effective tax rate	54%	139%

U.S. income taxes were not recorded on the undistributed earnings of foreign subsidiaries that had been or were intended to be reinvested indefinitely. Upon distribution, those earnings would likely be subject to both U.S. income taxes (adjusted for foreign tax credits or deductions) and withholding taxes payable to various foreign countries. During the first quarter of 2007, we announced we had signed agreements or plans to sell substantially all of our foreign assets or subsidiaries. These anticipated sales resulted in the recognition in 2007 of $71 million of U.S. income tax expense associated with the change in our determination of our permanent reinvestment of these undistributed earnings, with $46 million of this amount reflected in income from continuing operations and $25 million in discontinued operations.
9: Asset Retirement Obligations
SFAS No. 143, Accounting for Asset Retirement Obligations: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in our ARO fair value estimate

CMS-72

CMS Energy Corporation
since a reasonable estimate could not be made. If a five percent market risk premium were assumed, our ARO liability would increase by $5 million.
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
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations: This Interpretation clarified the term “conditional asset retirement obligation” as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FIN 47.
The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

June 30, 2007		In Millions
	In Service		Trust
ARO Description	Date	Long-Lived Assets	Fund

Palisades-decommission plant site	1972	Palisades nuclear plant	$47	(a)
Big Rock-decommission plant site	1962	Big Rock nuclear plant	—
JHCampbell intake/discharge water line	1980	Plant intake/discharge water line	—
Closure of coal ash disposal areas	Various	Generating plants coal ash areas	—
Closure of wells at gas storage fields	Various	Gas storage fields	—
Indoor gas services equipment relocations	Various	Gas meters located inside structures	—
Asbestos abatement	1973	Electric and gas utility plant	—
Natural gas-fired power plant	1997	Gas fueled power plant	—
Close gas treating plant and gas wells	Various	Gas transmission and storage	—

(a)	In April 2007, we sold Palisades and the Big Rock ISFSI to Entergy. The remaining balances represent $36 million of decommissioning trust funds held for final tax payments and $11 million of decommissioning trust funds held until the FERC’s final decision on a customer clarification on a use of the funds, which we received in July 2007. For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges, “Sale of Nuclear Assets.”

CMS-73

CMS Energy Corporation

In Millions
	ARO						ARO
	Liability					Cash flow	Liability
ARO Description	12/31/06		Incurred	Settled (b)	Accretion	Revisions	6/30/07

Palisades – decommission	$401		$—	$(410)	$7	$2	$—
Big Rock – decommission	2		—	(3)	1	—	—
JHCampbell intake line	—		—	—	—	—	—
Coal ash disposal areas	57		—	(1)	2	—	58
Wells at gas storage fields	1		—	—	—	—	1
Indoor gas services relocations	1		—	—	—	—	1
Asbestos abatement	35		—	(1)	1	—	35
Natural gas-fired power plant	1		—	(1)	—	—	—
Close gas treating plant and gas wells	2		—	(1)	—	—	1

Total	$500	(b)	$—	$(417)	$11	$2	$96

(b)	$2 million in ARO liabilities moved to Noncurrent liabilities held for sale on our Consolidated Balance Sheets at December 31, 2006. These AROs were subsequently settled as a result of the sale of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy. Cash payments of $3 million are included in the Other current and non-current liabilities line in Net cash provided by operating activities in our Consolidated Statements of Cash Flows. In April 2007, we sold Palisades to Entergy and paid Entergy to assume ownership and responsibility for the Big Rock ISFSI. Our AROs related to Palisades and the Big Rock ISFSI ended with the sale and the related ARO liabilities were removed from our Consolidated Balance Sheets. We also removed the Big Rock ARO related to the plant in the second quarter of 2007 due to the completion of decommissioning.
In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In June 2007, the MPSC issued an order that requires:
•	the MPSC Staff to advise the MPSC whether there are any FERC accounts, rules or procedures that should be adopted by reference or changed, and

•	the use of a revised calculation for cost of removal estimates derived from applying SFAS No. 143, which includes the use of standard retirement units.
We will also be required to file a new gas depreciation study by August 1, 2008, using 2007 removal costs as the basis for the calculation and a new electric depreciation study by August 3, 2009, using 2008 removal costs as the basis for the calculation.
10: Equity Method Investments
     Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting. Earnings from equity method investments were $17 million for the three months ended June 30, 2007 and $8 million for the three months ended June 30, 2006. Earnings from equity method investments were $36 million for the six months ended June 30, 2007 and $44 million for the six months ended June 30, 2006. The amount of consolidated retained earnings that represent undistributed earnings from these equity method investments were $22 million as of June 30, 2007. As of June 30, 2006, distributions from our

CMS-74

CMS Energy Corporation
equity method investments exceeded earnings by $4 million. The most significant of these investments was our 50 percent interest in Jorf Lasfar, which was sold in May 2007.
Summarized Income Statement Data for Jorf Lasfar is as follows:

			In Millions
	Three Months Ended		Six Months Ended
June 30	2007 (a)	2006	2007 (a)	2006

Operating revenue	$40	$113	$164	$234
Operating expenses	30	79	113	158

Operating income	10	34	51	76
Other income (expense), net	17	(13)	(19)	(26)

Net income	$27	$21	$32	$50

(a)	Jorf Lasfar was sold May 2, 2007. The financial information for the three and six months ended June 30, 2007 includes financial data through April 30, 2007.
11: Reportable Segments
Our reportable segments consist of business units organized and managed by the nature of products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises. “Other” includes corporate interest and other expenses and benefits.
The following tables show our financial information by reportable segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Operating Revenue
Electric utility	$856	$791	$1,700	$1,520
Gas utility	391	334	1,602	1,375
Enterprises	68	91	198	215
Other	4	3	8	6

Total Operating Revenue	$1,319	$1,219	$3,508	$3,116

Net Income (Loss) Available to Common Stockholders
Electric utility	$40	$37	$91	$66
Gas utility	4	(3)	61	34
Enterprises	(33)	(16)	(231)	(82)
Discontinued operations	91	12	(87)	21
Other	(69)	42	(16)	6

Total Net Income (Loss) Available to Common Stockholders	$33	$72	$(182)	$45

CMS-75

CMS Energy Corporation

In Millions
	June 30, 2007	December 31, 2006

Assets
Electric utility (a)	$8,721	$8,516
Gas utility (a)	4,068	3,950
Enterprises (b)	463	1,947
Other	1,438	958

Total Assets	$14,690	$15,371

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

(b)	There were no assets classified as held for sale at June 30, 2007 and $651 million at December 31, 2006.
2006 amounts have been reclassified to reflect CMS Capital results in the Corporate Interest and Other segment.

CMS-76

Consumers Energy Company
Consumers Energy Company
Management’s Discussion and Analysis
In this MD&A, Consumers Energy, which includes Consumers Energy Company and all of its subsidiaries, is at times referred to in the first person as “we,” “our” or “us.” This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers Energy’s Form 10-K for the year ended December 31, 2006.
Forward-looking statements and information
This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict and (or) control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

•	credit ratings of Consumers, CMS Energy, or any of their affiliates,
•	factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

•	potentially adverse regulatory treatment and (or) regulatory lag and receipt of timely regulatory orders concerning a number of significant questions presently before the MPSC including:
•	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

•	recovery of power supply and natural gas supply costs when fuel prices are increasing and (or) fluctuating,

Consumers Energy Company

•	timely recognition in rates of additional equity investments in Consumers,

•	adequate and timely recovery of additional electric and gas rate-based investments,

•	adequate and timely recovery of higher MISO energy and transmission costs,

•	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

•	recovery of Palisades sale-related costs,

•	authorization of Zeeland power plant purchase costs, and

•	impact of possible regulation or legislation regarding carbon dioxide and other greenhouse gas emissions,
•	the effects on our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if we exercise our regulatory-out rights and the owners of the MCV Facility exercise their right to terminate the MCV PPA,

•	our ability to exercise our regulatory-out rights as to the MCV PPA,

•	our ability to recover Big Rock decommissioning funding shortfalls and nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	our ability to collect accounts receivable from our customers,
•	earnings volatility as a result of the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods,

•	the effect on our utility of the direct and indirect impacts of the continued economic downturn experienced by the Michigan economy,

•	potential disruption or interruption of facilities or operations due to accidents, war, terrorism, or changing political environment, and the ability to obtain or maintain insurance coverage for such events,

•	the outcome of pending litigation regarding the DOE liability for spent nuclear fuel storage during former ownership and operation of nuclear power plants,

•	technological developments in energy production, delivery, and usage,

•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

•	changes in domestic or foreign tax laws or new IRS or foreign governmental interpretations of existing or past tax laws,

•	outcome, cost, and other effects of legal and administrative proceedings, settlements, investigations and claims,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

Consumers Energy Company

•	other business or investment considerations that may be disclosed from time to time in Consumers’ or CMS Energy’s SEC filings, or in other publicly issued written documents, and

•	other uncertainties that are difficult to predict, many of which are beyond our control.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 3, Contingencies, and Part II, Item 1A. Risk Factors.
Executive Overview
Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan’s Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers.
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
We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy related services. Our businesses are affected primarily by:
•	weather, especially during the normal heating and cooling seasons,

•	economic conditions,

•	regulation and regulatory issues,

•	energy commodity prices,

•	interest rates, and

•	our debt credit rating.
During the past several years, our business strategy has involved improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service.
In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price is subject to various closing adjustments resulting in us receiving $364 million as of June 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. We entered into a 15-year power purchase agreement with Entergy for 100 percent of the plant’s current electric output. The sale resulted in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. The MPSC order approving the transaction requires that we refund $255 million to our retail customers through credits applied from June 2007 through December 2008. There are additional excess sales proceeds and decommissioning fund balances of $127 million above the amount in the MPSC order. The distribution of these additional amounts has not yet been addressed by the MPSC.

Consumers Energy Company
After September 15, 2007, we expect to claim relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. If we are successful in exercising the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA, which could affect our need to build or purchase additional generating capacity.
We introduced our Balanced Energy Initiative, a comprehensive plan to meet customer energy needs over the next 20 years, in May 2007. The plan, as filed with the MPSC, is designed to meet the growing customer demand for electricity with energy efficiency, demand management, expanding the use of renewable energy, and developing new power plants to complement existing generating sources.
In May 2007, we entered an agreement to buy a 946 MW natural gas-fired power plant located in Zeeland, Michigan with Broadway Gen Funding LLC, an affiliate of LS Power Group, for $517 million. The purchase is subject to approvals from the MPSC and other regulatory bodies and is expected to close in early 2008.
In the future, we will continue to focus on:
•	investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity,

•	growing earnings while controlling operating costs,

•	managing cash flow issues, and

•	principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan’s automotive industry and limited growth in the non-automotive sectors of the state’s economy. The return of ROA customer load has offset some of these negative effects. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 3 percent of ROA load compared to June 30, 2006.

Consumers Energy Company
Results of Operations
NET INCOME AVAILABLE TO COMMON STOCKHOLDER

	In Millions
Three months ended June 30	2007	2006	Change

Electric	$40	$37	$3
Gas	4	(3)	7
Other (Includes the MCV Partnership and FMLP interests)	—	1	(1)

Net income available to common stockholder	$44	$35	$9

For the three months ended June 30, 2007, net income available to our common stockholder was $44 million, compared to $35 million for the three months ended June 30, 2006. The increase primarily reflects lower nuclear operating and maintenance costs. The increase also reflects higher net income from our electric and gas utilities due to higher, weather-driven sales caused by favorable weather compared to 2006, and a gas rate increase authorized in November 2006. Partially offsetting these gains was a decrease in electric net income due to the sale of Palisades in April 2007. As a result of the sale of Palisades, electric revenue related to the recovery of Palisades and Big Rock costs has been used to offset costs incurred under our power purchase agreement with Entergy.
Specific changes to net income available to our common stockholder for 2007 versus 2006 are:

		In Millions

•	lower nuclear operating and maintenance costs,	$33
•	increase in electric delivery revenue primarily due to favorable weather,	11
•	increase in gas delivery revenue primarily due to the MPSC’s November 2006 gas rate order,	8
•	increase in gas delivery revenue primarily due to favorable weather,	2
•	decrease due to electric revenue being used to offset costs incurred under our power purchase agreement with Entergy,	(27)
•	increase in income taxes, primarily due to the absence of IRS income tax benefits, and	(13)
•	other net decreases.	(5)

Total Change		$9

Consumers Energy Company

	In Millions
Six months ended June 30	2007	2006	Change

Electric	$91	$66	$25
Gas	61	34	27
Other (Includes the MCV Partnership and FMLP interests)	4	(55)	59

Net income available to common stockholder	$156	$45	$111

For the six months ended June 30, 2007, net income available to our common stockholder was $156 million, compared to $45 million for the six months ended June 30, 2006. The increase primarily reflects the sale of our ownership interest in the MCV Partnership in late 2006. Accordingly, in 2007 we are no longer experiencing mark-to-market losses on certain long-term gas contracts and associated financial hedges at the MCV Partnership. The increase also reflects higher net income from our electric and gas utilities due to higher, weather-driven sales caused by favorable weather compared to 2006, and a gas rate increase authorized in November 2006. Partially offsetting these gains was a decrease in electric net income due to the sale of Palisades in April 2007. As a result of the sale of Palisades, electric revenue related to the recovery of Palisades and Big Rock costs has been used to offset costs incurred under our power purchase agreement with Entergy.
Specific changes to net income available to our common stockholder for 2007 versus 2006 are:

		In Millions

•	decrease in losses from our ownership interest in the MCV Partnership primarily due to the absence, in 2007, of mark-to-market losses on certain long-term gas contracts and financial hedges,	$63
•	increase in gas delivery revenue primarily due to the MPSC’s November 2006 gas rate order,	29
•	lower nuclear operating and maintenance costs,	29
•	increase in electric delivery revenue primarily due to favorable weather,	26
•	increase in gas delivery revenue primarily due to favorable weather,	11
•	decrease due to electric revenue being used to offset costs incurred under our power purchase agreement with Entergy,	(27)
•	increase in income taxes, primarily due to the absence of IRS income tax benefits,	(12)
•	increase in general taxes, and	(7)
•	other net decreases.	(1)

Total Change		$111

Consumers Energy Company
ELECTRIC UTILITY RESULTS OF OPERATIONS

		In Millions

June 30	2007	2006	Change

Three months ended	$40	$37	$3
Six months ended	$91	$66	$25

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006

Electric deliveries	$16	$40
Palisades revenue to PSCR	(41)	(41)
Power supply costs and related revenue	(12)	(12)
Other operating expenses, other income, and non-commodity revenue	55	64
General taxes	(3)	(7)
Interest charges	(7)	(6)
Income taxes	(5)	(13)

Total change	$3	$25

Electric deliveries: For the three months ended June 30, 2007, electric delivery revenues increased $16 million versus 2006, as deliveries to end-use customers were 9.5 billion kWh, an increase of 0.3 billion kWh or 3 percent versus 2006. The increase in electric deliveries for the three months ended June 30, 2007 is primarily due to favorable weather and resulted in an increase in electric delivery revenue of $13 million. For the six months ended June 30, 2007, electric delivery revenues increased $40 million versus 2006, as deliveries to end-use customers were 19.0 billion kWh, an increase of 0.5 billion kWh or 3 percent versus 2006. The increase in electric deliveries for six months ended June 30, 2007 is primarily due to favorable weather, which resulted in an increase in electric delivery revenue of $30 million.
In the first quarter of 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. This surcharge increased electric delivery revenue by $3 million for the three months ended June 30, 2007 and $8 million for the six months ended June 30, 2007 versus the same periods in 2006. The increase was primarily due to higher surcharge factors in 2007 versus the same period in 2006.
The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers. This amount represents a decrease of 3 percent compared to June 30, 2006. The return of former ROA customers to full-service rates increased electric delivery revenue less than $1 million for the three months ended June 30, 2007 and $2 million for the six months ended June 30, 2007 versus the same periods in 2006.
Palisades revenue to PSCR: For the three months and six months ended June 30, 2007, as a result of the sale of Palisades, electric revenue of $41 million related to the recovery of the Palisades and Big Rock costs has been used to offset costs incurred under our power purchase agreement with Entergy.

Consumers Energy Company
Power supply costs and related revenue: For the three months and six months ended June 30, 2007, PSCR revenue decreased by $12 million versus 2006. The decrease primarily reflects a reduction in amounts to be recovered under the PSCR mechanism.
Other operating expenses, other income and non-commodity revenue: For the three months ended June 30, 2007, other operating expenses decreased $48 million, other income increased $10 million, and non-commodity revenue decreased $3 million versus 2006. For the six months ended June 30, 2007, other operating expenses decreased $49 million, other income increased $16 million, and non-commodity revenue decreased $1 million versus 2006.
The decrease in other operating expenses was primarily due to lower operating and maintenance expense, including reductions to certain workers’ compensation and injuries and damages expense. These decreases were offset partially by higher depreciation and amortization expense. Operating and maintenance expense decreased primarily due to the absence, in 2007, of costs incurred in 2006 related to a planned refueling outage at Palisades, and lower overhead, line maintenance, and storm restoration costs. Also contributing to the decrease was the sale of Palisades in April 2007. Depreciation and amortization expense increased due to higher non-nuclear plant in service and greater amortization of certain regulatory assets.
For the three months ended June 30, 2007, the increase in other income was primarily due to higher interest income. For the six months ended June 30, 2007, the increase in other income was primarily due to higher interest income and higher income associated with our Section 10d(4) Regulatory Asset. The increase on our Section 10d(4) Regulatory Asset reflects the absence, in 2007, of the impact of the MPSC’s final order in this case.
General taxes: For the three months ended June 30, 2007, general tax expense increased due to higher property tax and sales and use tax expense, offset partially by lower MSBT expense. For the six months ended June 30, 2007, general tax expense increased due to higher property tax and sales and use tax expense.
Interest charges: For the three months and six months ended June 30, 2007, interest charges increased primarily due to interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balance.
Income taxes: For the three months ended June 30, 2007, income taxes increased versus 2006 primarily due to the absence, in 2007, of the resolution of an IRS income tax audit which resulted in an income tax benefit primarily for the utilization or restoration of income tax credits. For the six months ended June 30, 2007, income taxes increased primarily due to higher earnings by the electric utility versus 2006.
GAS UTILITY RESULTS OF OPERATIONS

		In Millions

June 30	2007	2006	Change

Three months ended	$4	$(3)	$7
Six months ended	$61	$34	$27

Consumers Energy Company

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2007 vs. 2006	June 30, 2007 vs. 2006

Gas deliveries	$3	$17
Gas rate increase	12	45
Gas wholesale and retail services, other gas revenues and other income	6	10
Operation and maintenance	(7)	(20)
General taxes and depreciation	(1)	(6)
Interest charges	1	(1)
Income taxes	(7)	(18)

Total change	$7	$27

Gas deliveries: For the three months ended June 30, 2007, gas delivery revenues increased by $3 million versus 2006 as gas deliveries, including miscellaneous transportation to end-use customers, were 46 bcf, an increase of 4 bcf or 9 percent. The increase in gas deliveries was primarily due to favorable weather in the second quarter of 2007 versus 2006.
For the six months ended June 30, 2007, gas delivery revenues increased by $17 million over 2006 as gas deliveries, including miscellaneous transportation to end-use customers, were 183 bcf, an increase of 18 bcf or 10 percent. The increase in gas deliveries was primarily due to favorable weather.
Gas rate increase: In November 2006, the MPSC issued an order authorizing an annual rate increase of $81 million. As a result of this order, gas revenues increased $12 million for the three months ended June 30, 2007 and $45 million for the six months ended June 30, 2007.
Gas wholesale and retail services, other gas revenues and other income: For the three and six months ended June 30, 2007, the increase was primarily due to higher interest income.
Operation and maintenance: For the three months and six months ended June 30, 2007, operation and maintenance expenses increased versus 2006 primarily due to higher uncollectible accounts expense and contributions, beginning in November 2006 pursuant to a November 2006 MPSC order, to a fund that provides energy assistance to low-income customers.
General taxes and depreciation: For the three months ended June 30, 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes reflects higher MSBT expense. For the six months ended June 30, 2007 depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes reflects higher property tax expense, offset partially by lower MSBT expense
Interest charges: For the three months ended June 30, 2007, interest charges reflect lower average debt levels versus 2006. For the six months ended June 30, 2007, interest charges reflect higher interest on our GCR overrecovery balance and higher associated company interest, offset partially by lower average debt levels versus 2006.
Income taxes: For the three and six months ended June 30, 2007, income taxes increased versus 2006 primarily due to higher earnings by the gas utility.

Consumers Energy Company
OTHER RESULTS OF OPERATIONS

	In Millions

June 30	2007	2006	Change

Three months ended	$—	$1	$(1)
Six months ended	$4	$(55)	$59

For the three months ended June 30, 2007, net income from other nonutility operations decreased $1 million versus 2006. The decrease is due to the absence of a tax benefit, in 2007, associated with the resolution of an IRS income tax audit. Primarily offsetting this decrease was the sale, in late 2006, of our ownership interest in the MCV Partnership. The change in earnings reflects the absence, in 2007, of a $6 million loss related to our ownership interest in the MCV Partnership. The loss in 2006 primarily reflects mark-to-market losses on certain long-term gas contracts and associated financial hedges.
For the six months ended June 30, 2007, net income from other nonutility operations was $4 million, an increase of $59 million versus 2006. In late 2006, we sold our ownership interest in the MCV Partnership. The change in earnings reflects the absence, in 2007, of a $63 million loss related to our ownership interest in the MCV Partnership. The loss in 2006 primarily reflects mark-to-market losses on certain long-term gas contracts and associated financial hedges. Partially offsetting this increase is the absence, in 2007, of a tax benefits associated with the resolution of an IRS income tax audit.
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
Contingencies: We are involved in various regulatory and legal proceedings that arise in the ordinary course of our business. We record a liability for contingencies based upon our assessment that a loss is probable and the amount of loss can be reasonably estimated. We use the principles in SFAS No. 5 when recording estimated liabilities for contingencies. We consider many factors in making these assessments, including the history and specifics of each matter. We discuss significant contingencies in the “Outlook” section included in this MD&A.

Consumers Energy Company
Accounting for Financial and Derivative Instruments and Market Risk Information
Financial Instruments: Debt and equity securities classified as available-for-sale are reported at fair value determined from quoted market prices. Unrealized gains or losses resulting from changes in fair value of certain available-for-sale debt and equity securities are reported, net of tax, in equity as part of AOCI. Unrealized gains or losses are excluded from earnings unless the related changes in fair value are determined to be other than temporary. Unrealized gains or losses on our nuclear decommissioning investments are reflected as regulatory liabilities on our Consolidated Balance Sheets. Realized gains or losses would not affect our consolidated earnings.
Derivative Instruments: We account for derivative instruments in accordance with SFAS No. 133. Since the year ended December 31, 2006, there have been no significant changes in the amount or types of derivatives that we hold or to how we account for derivatives. For additional details on our derivatives, see Note 5, Financial and Derivative Instruments.
To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. Changes in forward prices or volatilities could significantly change the calculated fair value of our derivative contracts. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.
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
Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

	In Millions

	June 30, 2007	December 31, 2006

Variable-rate financing – before tax annual earnings exposure	$2	$3
Fixed-rate financing – potential reduction in fair value (a)	128	134

(a) Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.
Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

		In Millions

	June 30, 2007	December 31, 2006

Potential reduction in fair value of fixed fuel price contracts	$—	$1

Consumers Energy Company
Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

	In Millions

	June 30, 2007	December 31, 2006

Potential reduction in fair value of available-for-sale equity securities (SERP investments and investment in CMS Energy common stock)	$6	$6

For additional details on market risk and derivative activities, see Note 5, Financial and Derivative Instruments.
Other
Other accounting policies important to an understanding of our results of operations and financial condition include:
•	accounting for long-lived assets and equity method investments,

•	accounting for the effects of industry regulation,

•	accounting for pension and OPEB,

•	accounting for asset retirement obligations,

•	accounting for nuclear decommissioning costs, and

•	accounting for related party transactions.
These accounting policies were disclosed in our 2006 Form 10-K and there have been no subsequent material changes.
Capital Resources and Liquidity
Factors affecting our liquidity and capital requirements are:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs, and

•	collateral requirements.
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

Consumers Energy Company
We believe the following items will be sufficient to meet our liquidity needs:
•	our current level of cash and revolving credit facilities,

•	our anticipated cash flows from operating and investing activities, and

•	our ability to access secured and unsecured borrowing capacity in the capital markets, if necessary.
In the second quarter of 2007, Moody’s and S&P upgraded our long-term credit ratings and revised our rating outlook to stable from positive.
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At June 30, 2007, we had $1.377 billion of consolidated cash, which includes $45 million of restricted cash.
Summary of Cash Flows:

	In Millions

Six Months Ended June 30	2007	2006

Net cash provided by (used in):
Operating activities	$559	$274
Investing activities	290	(214)

Net cash provided by operating and investing activities	849	60
Financing activities	446	(20)

Net Increase in Cash and Cash Equivalents	$1,295	$40

Operating Activities: For the six months ended June 30, 2007, net cash provided by operating activities was $559 million, an increase of $285 million versus 2006. In addition to increased earnings, operating cash flow increased due to the absence in 2007 of tax payments made to the parent related to the IRS income tax audit, payments for higher priced gas made during the first part of 2006, and the MCV Partnership gas supplier funds on deposit. Also increasing our operating cash flow was our increased usage of gas already in storage during 2007, as the milder winter in 2006 allowed us to accumulate more gas in our storage facilities. These increases were reduced partially by the timing of our collection of increased billings in 2007 due to recent regulatory actions and weather-driven demand and the absence in 2007 of additional payables to the parent related to the IRS income tax audit.
Investing Activities: For the six months ended June 30, 2007, net cash provided by investing activities was $290 million, an increase of $504 million versus 2006. This increase was due to proceeds from the sale of Palisades and proceeds from our nuclear decommissioning trust funds. This increase was partially offset by the absence in 2007 of $128 million of restricted cash released in February 2006.
Financing Activities: For the six months ended June 30, 2007, net cash provided by financing activities was $446 million, an increase of $466 million versus 2006. This increase was primarily due to an increase in cash infusions from the parent.
Obligations and Commitments
Revolving Credit Facility: For details on our revolving credit facility, see Note 4, Financings and Capitalization.
Dividend Restrictions: For details on dividend restrictions, see Note 4, Financings and Capitalization.

Consumers Energy Company
Off-Balance Sheet Arrangements: We enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnifications, letters of credit and surety bonds.
We enter into agreements containing indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a subsidiary. Indemnifications are usually agreements to reimburse other companies if those companies incur losses due to third party claims or breach of contract terms. Banks, on our behalf, issue letters of credit guaranteeing payment to a third party. Letters of credit substitute the bank’s credit for ours and reduce credit risk for the third party beneficiary. We monitor these obligations and believe it is unlikely that we would be required to perform or otherwise incur any material losses associated with these guarantees. For additional details on these arrangements, see Note 3, Contingencies, “Other Contingencies - FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
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
ELECTRIC BUSINESS OUTLOOK
Growth: In 2007, we expect electric deliveries to grow about one percent compared to 2006 levels. The outlook for 2007 assumes a small decline in industrial economic activity and normal weather conditions throughout the remainder of the year.
Over the next five years, we expect electric deliveries to grow at an average rate of about 1.5 percent per year. This outlook assumes a modestly growing customer base and a stabilizing Michigan economy after 2007. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to the following:
•	energy conservation measures,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.

Consumers Energy Company
Electric Customer Revenue Outlook: Michigan’s economy has been hampered by automotive manufacturing facility closures and restructurings. The Michigan economy has also had limited growth in the non-automotive sector. Although our electric utility results are not dependent upon a single customer, or even a few customers, customers in the automotive sector represented five percent of our total 2006 electric revenue.
Electric Reserve Margin: We have a reserve margin of approximately 11 percent for summer 2007, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2007 supply resources of 111 percent, 96 percent comes from our electric generating plants and long-term power purchase contracts, and 15 percent comes from other contractual arrangements. Our 15-year power purchase agreement with Entergy for 100 percent of the Palisades facility’s current electric output will offset the reduction in the owned capacity represented by the sale of Palisades in April 2007. We have purchased capacity and energy contracts covering the reserve margin requirements for 2007 and covering partially the estimated reserve margin requirements for 2008 through 2010.
After September 15, 2007, we expect to exercise the regulatory-out provision in the MCV PPA, resulting in a reduction in the amount paid to the MCV Partnership to equal the amount we are allowed to recover in the rate charged to customers. If we are successful in exercising this provision, the MCV Partnership may, under certain circumstances, have the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 13 percent of our 2007 supply resources.
Electric Transmission Expenses: METC, which provides electric transmission service to us, increased substantially the transmission rates it charged us in 2006. The revenue collected by METC under those rates is subject to refund pending a FERC ruling. In January 2007, the parties filed a settlement agreement with the FERC. This settlement, if approved by the FERC, will result in a refund of 2006 transmission charges of $18 million and a corresponding reduction of our power supply costs. For additional details on power supply costs, see Note 3, Contingencies, “Electric Rate Matters – Power Supply Costs.”
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
Balanced Energy Initiative: In May 2007, we filed a “Balanced Energy Initiative” with the MPSC providing a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The plan is responsive to the 21st Century Electric Energy Plan and assumes that Michigan will implement a state-wide energy efficiency program and a renewable energy portfolio standard. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources.
As acknowledged in the 21st Century Electric Energy Plan, implementation of the Balanced Energy Initiative will require legislative repeal or significant reform of the Customer Choice Act. In addition, we endorse the 21st Century Electric Energy Plan recommendation to adopt a new, up-front certification policy for major power plant investments. Our filing requests the MPSC to find that the addition of 500 MW of gas-fired combined cycle generating capacity is reasonable and prudent. The filing also

Consumers Energy Company
recommends construction of a new 750 MW clean coal generating facility on an existing Consumers site to begin operation in 2015. Ownership of 250 MW of the total capacity is assumed to be allocated to municipal entities or other interested parties, resulting in 500 MW dedicated to our use.
Proposed Power Plant Purchase: In May 2007, we reached an agreement with Broadway Gen Funding LLC, an affiliate of LS Power Group, to buy a 946 MW gas-fired power plant located in Zeeland, Michigan for $517 million. The power plant will help meet the growing energy needs of our customers. We expect to close on the purchase in early 2008, subject to MPSC and other regulatory approvals and other closing conditions.
Proposed Renewable Energy Legislation: There are various bills introduced into the U.S. Congress and the Michigan legislature relating to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities to acquire a certain percentage of their power from renewable sources or otherwise pay fees or purchase allowances in lieu of having the resources. We cannot predict whether any such bill will be enacted or in what form.
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
Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations continues to be a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $835 million. From 1998 to present, we have incurred $782 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $53 million of capital expenditures will be made in 2007 through 2011. These expenditures include installing selective catalytic reduction control technology on four of our coal-fired electric generating units. The key assumptions in the capital expenditure estimate include:
•	construction commodity prices, especially construction material and labor,

•	project completion schedules,

•	cost escalation factor used to estimate future years’ costs, and

•	an AFUDC capitalization rate.
Our current capital cost estimates include an escalation rate of 2.6 percent and an AFUDC capitalization rate of 7.8 percent.
In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $2 million per year, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the electric generating plants emit nitrogen oxide.

Consumers Energy Company
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
The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia by a number of utilities and other companies. Final briefs are due September 5, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule was appealed to the U.S. Court of Appeals by a number of states and other entities. Final briefs were due July 13, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
In April 2006, Michigan’s governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are currently working with the MDEQ on the details of this rule; however, we have developed preliminary cost estimates and a mercury emissions reduction scenario based on our best knowledge of control technology options and initially proposed requirements.
The following table compares the federal Clean Air Mercury Rule to the proposed state mercury rule:

	State and Federal	State	Federal
	Phase I	Phase II	Phase II

Federal Clean Air Mercury Rule	30% reduction by 2010 with interstate trading of allowances $9 million in emission allowance purchases		70% reduction by 2018 with interstate trading of allowances $17 million in capital plus $6 million annually in allowance purchases

Proposed State Mercury Rule	30% reduction by 2010 without interstate trading of allowances	90% reduction by 2015 without interstate trading of allowances

	$198 million in capital	$343 million in capital

Consumers Energy Company
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.
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
Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court’s ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA’s reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.
For additional details on electric environmental matters, see Note 3, Contingencies, “Electric Contingencies — Electric Environmental Matters.”
Competition and Regulatory Restructuring: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers. This is 3 percent of our total distribution load and represents a decrease of 3 percent of ROA load compared to June 30, 2006. We recover Stranded Costs incurred from 2002 through 2003 through a surcharge applied to ROA customers. If downward ROA trends continue, it will extend the time it takes to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends, which affect our ability to recover timely these Stranded Costs.
Electric Rate Case: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. The increase seeks recovery of the costs associated with increased plant investment, increased equity investment, and greater operation and maintenance expenses. In May 2007, we filed supplemental testimony with the MPSC to include transaction costs from the sale of Palisades. In July 2007, we filed an amended application with the MPSC to include the proposed purchase of the Zeeland power plant, the approval of an energy efficiency program, and to make other revisions. The revised application seeks an annual increase in revenues of $282 million.

Consumers Energy Company
In July 2007, we also filed a motion for partial and immediate rate relief that seeks the removal of costs associated with Palisades, the approval of partial and immediate rate relief for certain items, including the proposed purchase of the Zeeland power plant, and the approval of a plan to distribute $127 million of excess proceeds from the sale of Palisades to customers. The case schedule will allow for an MPSC order on our Zeeland request and on our request for partial and immediate rate relief by the end of 2007 and a final rate order in mid-2008. We cannot predict the amount or timing of any MPSC decision on the requests.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, “Electric Rate Matters.”
OTHER ELECTRIC BUSINESS UNCERTAINTIES
The MCV Partnership: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990.
Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. As a result, we estimate cash underrecoveries of capacity and fixed energy payments of $39 million in 2007. However, we use the direct savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense. After September 15, 2007, we expect to claim relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. This action would eliminate our underrecoveries of capacity and fixed energy payments.
The MCV Partnership has notified us that it opposes our intended exercise of the regulatory-out provision after September 15, 2007. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a dispute. If we are successful in exercising the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates the MCV PPA or reduces the amount of capacity sold under the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. Also, in May 2007, the MCV Partnership filed an application with the MPSC seeking approval to increase our recovery of costs incurred under the MCV PPA. We are unable to predict the outcome of these requests. For additional details on the MCV Partnership, see Note 3, Contingencies, “Other Electric Contingencies — The MCV PPA.”
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price is subject to various closing adjustments resulting in us receiving $364 million as of June 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we also paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
The MPSC order approving the Palisades transaction allowed us to recover the book value of Palisades. This results in us refunding estimated proceeds in excess of book value of $66 million to our customers

Consumers Energy Company
through credits applied from June 2007 through December 2008. The final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC. The MPSC order deferred ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. We transferred $252 million in trust fund assets to Entergy. We are refunding estimated excess decommissioning funds of $189 million to our retail customers through credits applied from June 2007 through December 2008. Access to additional decommissioning fund balances above the estimates in the MPSC order resulted in excess decommissioning funds of $122 million. We have proposed a plan to refund these balances to our retail customers and this plan is under review by the MPSC in our current electric rate case filing.
As part of the transaction, Entergy will sell us 100 percent of the plant’s output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement. Because of the Palisades power purchase agreement and our continuing involvement with the Palisades assets, we account for the disposal of Palisades as a financing for accounting purposes and not a sale. This resulted in the recognition of a finance obligation of $197 million.
For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Asset Sales.
GAS BUSINESS OUTLOOK
Growth: In 2007, we project gas deliveries will decline slightly, on a weather-adjusted basis, from 2006 levels due to continuing conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to decline by less than one-half of one percent annually. Actual gas deliveries in future periods may be affected by:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	competition in sales and delivery,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels,

•	gas consumption per customer,

•	improvements in gas appliance efficiency, and

•	use of a Revenue Decoupling and Conservation Incentive mechanism.
GAS BUSINESS UNCERTAINTIES
Several gas business trends or uncertainties may affect our future financial results and financial condition. These trends or uncertainties could have a material impact on future revenues or income from gas operations.
Gas Environmental Estimates: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, “Gas Contingencies — Gas Environmental Matters.”

Consumers Energy Company
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 3, Contingencies, “Gas Rate Matters – Gas Cost Recovery.”
Gas Depreciation: In June 2007, the MPSC issued its final order in the generic ARO accounting case and modified the filing requirement for our next gas depreciation case. The original filing requirement date was changed from 90 days after the issuance of this order to no later than August 1, 2008. Additionally, we have been ordered to use 2007 data and prepare a cost of removal depreciation study with five alternatives using the MPSC’s prescribed methods.
If a final order in our next gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through use of a surcharge mechanism (which may be either positive or negative).
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which partially separates the collection of fixed costs from gas sales and enhances the utility’s ability to recover its fixed costs.
The MPSC Staff and intervenors filed testimony on July 20, 2007. In its testimony, the MPSC Staff recommended a 10.5 percent authorized return on equity with a $35 million annual increase in our gas delivery and transportation rates. The schedule established by the MPSC for processing this case could allow for a final order by the end of 2007.
OTHER OUTLOOK
Litigation and Regulatory Investigation: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. For additional details regarding this investigation and litigation, see Note 3, Contingencies.
Michigan Business Tax Act: In July 2007, the Michigan governor signed Senate Bill 94, the Michigan Business Tax Act, which imposes a business income tax of 4.95 percent and a modified gross receipts tax of 0.8 percent. The bill provides for a number of tax credits and incentives, geared towards those companies investing and employing in Michigan. The Michigan Business Tax, which is effective January 1, 2008, replaces the state’s current Single Business Tax that expires on December 31, 2007. We are currently evaluating the impact this new tax will have on us. We do not expect an increase to our State tax liability. Absent any State legislative or regulatory action, however, we may need to record a material non-cash deferred tax charge for this new tax.
Implementation of New Accounting Standards
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe

Consumers Energy Company
that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.
FIN 48, Accounting for Uncertainty in Income Taxes: We adopted the provisions of FIN 48 on January 1, 2007. This interpretation provides a two-step approach for the recognition and measurement of uncertain tax positions taken, or expected to be taken, by a company on its income tax returns. The first step is to evaluate the tax position to determine if, based on management’s best judgment, it is greater than 50 percent likely that we will sustain the tax position. The second step is to measure the appropriate amount of the benefit to recognize. This is done by estimating the potential outcomes and recognizing the greatest amount that has a cumulative probability of at least 50 percent. FIN 48 requires interest and penalties, if applicable, to be accrued on differences between tax positions recognized in our consolidated financial statements and the amount claimed, or expected to be claimed, on the tax return.
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
New Accounting Standards Not Yet Effective
SFAS No. 157, Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of “fair value” and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing “day one” gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.

Consumers Energy Company
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
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard would have a material effect on our financial statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Operating Revenue	$1,247	$1,138	$3,302	$2,920

Earnings from Equity Method Investees	—	1	—	1

Operating Expenses
Fuel for electric generation	88	172	176	344
Fuel costs mark-to-market at the MCV Partnership	—	42	—	198
Purchased and interchange power	365	134	672	244
Purchased power - related parties	20	19	39	37
Cost of gas sold	261	223	1,196	1,039
Other operating expenses	198	220	418	435
Maintenance	45	79	102	150
Depreciation and amortization	117	116	273	268
General taxes	51	56	115	121

	1,145	1,061	2,991	2,836

Operating Income	102	78	311	85

Other Income (Deductions)
Interest and dividends	20	16	31	26
Regulatory return on capital expenditures	7	7	15	10
Other income	9	10	16	14
Other expense	—	(1)	(3)	(4)

	36	32	59	46

Interest Charges
Interest on long-term debt	59	74	118	146
Interest on long-term debt - related parties	—	—	2	1
Other interest	14	5	15	8
Capitalized interest	(1)	(3)	(4)	(5)

	72	76	131	150

Income (Loss) Before Income Taxes and Minority Obligations, Net	66	34	239	(19)

Minority Obligations, Net	—	(3)	—	(75)

Income Before Income Taxes	66	37	239	56

Income Tax Expense	22	1	82	10

Net Income	44	36	157	46

Preferred Stock Dividends	—	1	1	1

Net Income Available to Common Stockholder	$44	$35	$156	$45

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
	Six Months Ended
June 30	2007	2006

Cash Flows from Operating Activities
Net income	$157	$46
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes nuclear decommissioning of $2 and $3)	273	268
Deferred income taxes and investment tax credit	(14)	(260)
Fuel costs mark-to-market at the MCV Partnership	—	198
Minority obligations, net	—	(75)
Regulatory return on capital expenditures	(15)	(10)
Gain on sale of assets	(2)	—
Capital lease and other amortization	20	18
Earnings from equity method investees	—	(1)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, notes receivable and accrued revenue	(181)	15
Decrease (increase) in accrued power supply and gas revenue	41	(21)
Decrease in inventories	197	91
Increase in accounts payable	13	147
Increase (decrease) in accrued taxes	18	(202)
Increase (decrease) accrued expenses	(16)	62
Decrease in the MCV Partnership gas supplier funds on deposit	—	(100)
Decrease in other current and non-current assets	98	53
Increase (decrease) in other current and non-current liabilities	(30)	45

Net cash provided by operating activities	559	274

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(373)	(310)
Cost to retire property	(5)	(31)
Restricted cash and restricted short-term investments	12	128
Investments in nuclear decommissioning trust funds	(1)	(18)
Proceeds from nuclear decommissioning trust funds	317	13
Proceeds from sale of assets	338	—
Maturity of the MCV Partnership restricted investment securities held-to-maturity	—	118
Purchase of the MCV Partnership restricted investment securities held-to-maturity	—	(118)
Other investing	2	4

Net cash provided by (used in) investing activities	290	(214)

Cash Flows from Financing Activities
Retirement of long-term debt	(17)	(144)
Payment of common stock dividends	(135)	(40)
Payment of capital and finance lease obligations	(8)	(5)
Stockholder’s contribution, net	650	200
Payment of preferred stock dividends	(1)	(1)
Decrease in notes payable	(42)	(27)
Debt issuance and financing costs	(1)	(3)

Net cash provided by (used in) financing activities	446	(20)

Net Increase in Cash and Cash Equivalents	1,295	40

Cash and Cash Equivalents, Beginning of Period	37	416

Cash and Cash Equivalents, End of Period	$1,332	$456

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
ASSETS

	In Millions
	June 30
	2007	December 31
	(Unaudited)	2006

Plant and Property (at cost)
Electric	$7,842	$8,504
Gas	3,302	3,273
Other	16	15

	11,160	11,792
Less accumulated depreciation, depletion, and amortization	3,910	5,018

	7,250	6,774
Construction work-in-progress	326	639

	7,576	7,413

Investments
Stock of affiliates	32	36
Other	—	5

	32	41

Current Assets
Cash and cash equivalents at cost, which approximates market	1,332	37
Restricted cash at cost, which approximates market	45	57
Accounts receivable, notes receivable, and accrued revenue, less allowances of $15 in 2007 and $14 in 2006	584	435
Accrued power supply and gas revenue	115	156
Accounts receivable - related parties	5	5
Inventories at average cost
Gas in underground storage	922	1,129
Materials and supplies	74	81
Generating plant fuel stock	104	105
Deferred income taxes	18	—
Deferred property taxes	116	150
Regulatory assets - postretirement benefits	19	19
Prepayments and other	43	50

	3,377	2,224

Non-current Assets
Regulatory assets
Securitized costs	491	514
Postretirement benefits	1,048	1,131
Customer Choice Act	170	190
Other	503	497
Nuclear decommissioning trust funds	47	602
Other	116	233

	2,375	3,167

Total Assets	$13,360	$12,845

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

	In Millions
	June 30
	2007	December 31
	(Unaudited)	2006

Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for all periods	$841	$841
Paid-in capital	2,482	1,832
Accumulated other comprehensive income	14	15
Retained earnings	286	270

	3,623	2,958

Preferred stock	44	44

Long-term debt	3,705	4,127
Non-current portion of capital leases and finance lease obligations	232	42

	7,604	7,171

Current Liabilities
Current portion of long-term debt, capital leases, and finance leases	465	44
Notes payable — related parties	—	42
Accounts payable	429	421
Accrued rate refunds	20	37
Accounts payable — related parties	23	18
Accrued interest	63	62
Accrued taxes	368	295
Deferred income taxes	—	11
Regulatory liabilities	194	—
Other	116	184

	1,678	1,114

Non-current Liabilities
Deferred income taxes	801	847
Regulatory liabilities
Regulatory liabilities for cost of removal	1,216	1,166
Income taxes, net	551	539
Other regulatory liabilities	234	249
Postretirement benefits	970	993
Asset retirement obligations	95	497
Deferred investment tax credit	60	62
Other	151	207

	4,078	4,560

Commitments and Contingencies (Notes 3, 4, and 5)

Total Stockholder’s Investment and Liabilities	$13,360	$12,845

Consumers Energy Company
Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	1,832	1,832	1,832	1,632
Stockholder’s contribution	650	—	650	200

At end of period	2,482	1,832	2,482	1,832

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning and end of period	(8)	(2)	(8)	(2)

Investments
At beginning of period	22	16	23	18
Unrealized loss on investments (b)	—	—	(1)	(2)

At end of period	22	16	22	16

Derivative instruments
At beginning of period	—	44	—	56
Unrealized loss on derivative instruments (b)	—	(4)	—	(14)
Reclassification adjustments included in net income (b)	—	(1)	—	(3)

At end of period	—	39	—	39

Total Accumulated Other Comprehensive Income	14	53	14	53

Retained Earnings
At beginning of period	283	203	270	233
Adjustment to initially apply FIN 48	—	—	(5)	—
Net income	44	36	157	46
Cash dividends declared - Common Stock	(41)	—	(135)	(40)
Cash dividends declared - Preferred Stock	—	(1)	(1)	(1)

At end of period	286	238	286	238

Total Common Stockholder’s Equity	$3,623	$2,964	$3,623	$2,964

The accompanying notes are an integral part of these statements.

			In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Investments
Unrealized loss on investments, net of tax benefit of $-, $-, $(1), $(1), respectively	$—	$—	$(1)	$(2)

Derivative instruments
Unrealized loss on derivative instruments, net of tax benefit of $-, $(2), $-, $(7), respectively	—	(4)	—	(14)
Reclassification adjustments included in net income, net of tax benefit of $-, $-, $-, $(1), respectively	—	(1)	—	(3)

Net income	44	36	157	46

Total Comprehensive Income	$44	$31	$156	$27

Consumers Energy Company
Consumers Energy Company
Notes to Consolidated Financial Statements
(Unaudited)
These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the Consumers’ Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of Consumers’ operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: Corporate Structure and Accounting Policies
Corporate Structure: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving Michigan’s Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers. We manage our business by the nature of services each provides and operate principally in two business segments: electric utility and gas utility.
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

Consumers Energy Company
Other Income and Other Expense: The following tables show the components of Other income and Other expense:

In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Other income
Electric restructuring return	$—	$1	$1	$2
Return on stranded and security costs	2	2	3	3
Nitrogen oxide allowance sales	—	6	—	6
Gain on stock	—	—	4	1
Gain on investment	4	—	4	—
Gain on asset sales, net	2	—	2	—
All other	1	1	2	2

Total other income	$9	$10	$16	$14

In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Other expense
Civic and political expenditures	$—	$—	$(1)	$(1)
Donations	—	—	—	(1)
All other	—	(1)	(2)	(2)

Total other expense	$—	$(1)	$(3)	$(4)

New Accounting Standards Not Yet Effective: SFAS No. 157, Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, effective for us January 1, 2008. The standard provides a revised definition of “fair value” and gives guidance on how to measure the fair value of assets and liabilities. Under the standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants. The standard does not expand the use of fair value in any new circumstances. However, additional disclosures will be required on the impact and reliability of fair value measurements reflected in our consolidated financial statements. The standard will also eliminate the existing prohibition of recognizing “day one” gains or losses on derivative instruments, and will generally require such gains and losses to be recognized through earnings. We are presently evaluating the impacts, if any, of implementing SFAS No. 157. We currently do not hold any derivatives that would involve day one gains or losses.
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

Consumers Energy Company
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard would have a material effect on our financial statements.
2: Asset Sales
Gross cash proceeds from the sale of assets totaled $338 million through June 30, 2007. The sale of assets resulted in a $2 million gain on our Consolidated Statements of Income.
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price is subject to various closing adjustments such as working capital and capital expenditure adjustments and nuclear fuel usage and inventory adjustments. We have received $364 million as of June 2007; however, certain purchase price adjustments are not yet final. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. At closing, we transferred $252 million in decommissioning trust fund balances to Entergy. We are refunding estimated excess decommissioning funds of $189 million to our retail customers through credits applied from June 2007 through December 2008 and have recorded this obligation as a regulatory liability on our Consolidated Balance Sheets. Modification to the terms of the transaction allowed us immediate access to additional excess decommissioning trust funds of $122 million. We have proposed a plan to refund these excess decommissioning fund balances through credits to our retail customers’ bills. This plan is under review by the MPSC in our current electric rate case filing. We recorded this balance as a regulatory liability on our Consolidated Balance Sheets.
The MPSC order approving the Palisades transaction allows us to recover the book value of Palisades, which we estimated at $314 million. As a result, we are refunding proceeds in excess of book value of $66 million to our retail customers through credits applied from June 2007 through December 2008. The final proceeds in excess of the book value are subject to closing adjustments and review by the MPSC. The MPSC order deferred ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until our next general rate case. We deferred these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.
In April 2007, the NRC issued an order approving the transfer of the Palisades operating license. Intervenors have filed petitions for reconsideration of the NRC orders approving the transfer of the Palisades and Big Rock licenses. The NRC did not alter or stay the prior order approving the license transfer. We believe that it is unlikely that the NRC will conduct further proceedings or alter its prior orders, but we cannot predict the outcome of the matter.

Consumers Energy Company
The following table summarizes the impacts of the Palisades and the Big Rock ISFSI transaction:

In Millions
	MPSC Order	Estimated	Total
	Customer Benefits	Closing	Estimated
Customer Benefits	Estimate	Adjustments	Benefits

Purchase price	$380	$(9)	$371
Less: Book value of Palisades	314	(14)	300

Excess proceeds	66	5	71	(a)
Excess decommissioning trust funds	189	122	311

Total customer benefits	$255	$127	$382

	Total
	Estimated
Deferred Costs	Costs

NMC exit fee	$7
Forfeiture of the NMC investment	5
Selling expenses	16

Total transaction costs	28
Big Rock ISFSI operation and maintenance fee to Entergy	30

Estimated regulatory asset	$58	(b)

(a)	We deferred the estimated gain of $71 million as a regulatory liability.

(b)	As of June 30, 2007, we have $56 million recorded as a regulatory asset for Palisades deferred costs of which $26 million relates to transaction costs. We estimate that we will incur an additional $2 million in selling expenses related to the Palisades transaction.
In the FERC’s February 2007 order regarding the Palisades transaction, the FERC granted our request to apply $11 million in FERC decommissioning trust fund balances for Palisades toward the Big Rock decommissioning shortfall, as described in Note 3, Contingencies, “Other Electric Contingencies – Nuclear Matters.” The order was contingent upon the NRC approving the transfer of operating licenses, which the NRC approved in April 2007. A clarification request was filed by a wholesale customer with the FERC. In July 2007, the FERC issued a clarification order requiring us to demonstrate that the fund did not have a surplus balance and if any surplus exists that we submit a refund plan.
Palisades Power Purchase Agreement: Entergy contracted to sell us 100 percent of the plant’s output up to its current annual average capacity of 798 MW under a 15-year power purchase agreement beginning in April 2007. We provided $30 million in security to Entergy for our power purchase agreement obligation in the form of a letter of credit. We estimate that capacity and energy payments under the Palisades power purchase agreement will be $180 million in 2007 and average $300 million per year thereafter.
Due to the Palisades power purchase agreement, the transaction is a sale and leaseback for accounting purposes. SFAS No. 98 specifies the accounting required for a seller’s sale and simultaneous leaseback involving real estate. We have continuing involvement with Palisades through security provided to

Consumers Energy Company
Entergy for our power purchase agreement obligation and our DOE liability and other forms of involvement. As a result, we accounted for the Palisades plant, which is the real estate asset subject to the leaseback, as a financing for accounting purposes and not a sale. As a financing, no gain on the sale of Palisades was recognized on the Consolidated Statements of Income. We accounted for the remaining non-real estate assets and liabilities associated with the transaction as a sale.
As a financing, the Palisades plant remains on our Consolidated Balance Sheets and we continue to depreciate it. We recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades power purchase agreement. The value of the finance obligation was based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the Palisades plant asset under the financing. As of June 30, 2007, the financing obligation was $194 million. We estimate future payments of $13 million per year over the next five years.
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
CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order’s findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.
Securities Class Action Lawsuits: Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the “Shareholder Action”), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy’s business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of “all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby.” The court excluded purchasers of CMS Energy’s 8.75 percent Adjustable Convertible Trust Securities (“ACTS”) from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the “ACTS Action”) against the same defendants named in the Shareholder Action. The settlement described in the following paragraph, if approved, will resolve both the Shareholder and ACTS Actions.

Consumers Energy Company
On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the “MOU”), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. Under the terms of the MOU, the litigation will be settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy will make a payment of approximately $123 million plus an amount equivalent to interest on the outstanding unpaid settlement balance beginning on the date of preliminary approval of the court and running until the balance of the settlement funds is paid into a settlement account. In entering the MOU, CMS Energy makes no admission of liability under the Shareholder Action and the ACTS Action.
The parties executed a Stipulation and Agreement of Settlement dated May 22, 2007 (“Stipulation”) incorporating the terms of the MOU. On May 30, 2007, plaintiffs filed a “Motion for Order Preliminarily Approving Stipulation and Agreement of Settlement.” On June 7, 2007, the court entered a “Preliminary Order in Connection with Settlement Proceedings and Proposed Class Certification,” in which the court preliminarily approved the Stipulation and scheduled the settlement fairness hearing for September 6, 2007. In accordance with the Stipulation, CMS has paid approximately $1 million of the settlement amount to fund administrative expenses. The remaining $199 million and interest accruing thereon from the date of the June 7, 2007 order is payable ten business days after entry of the Order and Final Judgment following the September 6, 2007 hearing.
Out of the total settlement, CMS Energy’s insurers will pay approximately $77 million directly to the settlement account. CMS Energy took an approximate $123 million net pre-tax charge to 2006 earnings in the fourth quarter of 2006. At June 30, 2007, CMS Energy has a receivable of $77 million and a legal settlement liability of $199 million recorded on its Consolidated Balance Sheets.
Katz Technology Litigation: In June 2007, Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), filed a lawsuit in the United States District Court for the Eastern District of Michigan against CMS Energy and Consumers alleging patent infringement. RAKTL is claiming that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe patents held by RAKTL. This case has been recently transferred to the U.S.
District Court for Central District of California where other similar cases against public utilities, banks and other entities involving these patents are pending. We obtained an opinion from patent counsel that our automated telephone systems do not infringe on RAKTL patents and that those patents may be invalid. We will defend ourselves vigorously against these claims but cannot predict their outcome.
ELECTRIC CONTINGENCIES
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.
Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at several contaminated sites administered under the Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At June 30, 2007, we have recorded a liability for the minimum amount of our

Consumers Energy Company
estimated probable Superfund liability in accordance with FIN 14. The timing of payments related to the remediation of our Superfund sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
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
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation/Finding of Violation from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, the J.H. Campbell Plant, the BC Cobb Electric Generating Station and the JR Whiting Plant. We are presently having discussions with the EPA regarding these allegations, but cannot predict the financial impact or outcome of this issue.
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
ELECTRIC RATE MATTERS
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In prior orders, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 plus the cost of money through the period of collection. At June 30, 2007, we had a regulatory asset for Stranded Costs of $67 million on our Consolidated Balance Sheets. We collect these Stranded Costs through a surcharge on ROA customers. At June 30, 2007, alternative electric suppliers were providing 302 MW of generation service to ROA customers, which represent a decrease of 3 percent of ROA load compared to June 30, 2006. This downward trend has affected negatively our ability to recover timely these Stranded Costs. If downward ROA trends continue, it may require legislative or regulatory assistance to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends and their effect on the timely recovery of Stranded Costs.
Power Supply Costs: To reduce the risk of high power supply costs during peak demand periods and to achieve our reserve margin target, we purchase electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering the reserve margin requirements for 2007 and

Consumers Energy Company
covering partially the estimated reserve margin requirements for 2008 through 2010. As of June 30, 2007, we expect capacity costs for these primarily seasonal electric capacity and energy contracts to be $17 million for 2007.
PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:
Power Supply Cost Recovery Reconciliation

PSCR Cost
			Net Under-	of Power	Description of Net
PSCR Year	Date Filed	Order Date	recovery	Sold	Underrecovery

2005 Reconciliation	March 2006	July 2007	$36 million	$1.081 billion	MPSC approved the recovery of our $36 million underrecovery, including the cost of money, related to our commercial and industrial customers.
2006 Reconciliation	March 2007	Pending	$115 million	$1.492 billion	Underrecovery relates to our increased METC costs and coal supply costs, increased bundled sales, and other cost increases beyond those included in the 2006 PSCR plan filings.
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
Electric Rate Case: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. In May 2007, we filed supplemental testimony with the MPSC to include transaction costs from the sale of Palisades. In July 2007, we filed an amended application with the MPSC to include the proposed purchase of the Zeeland power plant, the approval of an energy efficiency program, and to make other revisions.
In July 2007, we also filed a motion for partial and immediate rate relief, which seeks the following:
•	approval to remove the costs associated with Palisades,

•	recovery of the proposed purchase of the Zeeland power plant,

Consumers Energy Company
•	partial and immediate rate relief associated with 2007 capital investments, a $400 million equity infusion into Consumers, and general inflation on operation and maintenance expenses to 2007 levels, and

•	approval of a plan for the distribution of $127 million of proceeds from the sale of Palisades to customers, effectively offsetting the partial and immediate relief for up to nine months.
The following table summarizes the components of the final and interim requested increase in revenue:

In Millions
	Partial and
Components of the increase in revenue	Immediate	Final

Increase in base rates (a)	$77	$146
Removal of Palisades from base rates	(169)	(169)
Elimination of Palisades base rate recovery credit from the PSCR (b)	167	167
Surcharge for return on nuclear investments (c)	—	13

Total requested increase in revenues at March 2007 filing	75	157
Palisades transaction costs	—	28
Zeeland power plant revenue requirements	84	92
Energy Efficiency Program surcharge	—	5
Palisades excess proceeds	(127)	—

Total requested increase in revenues	$32	$282

(a)	The increase in base rates relates to Clean Air Act-related and other utility expenditures, changes in the capital structure, and increased distribution system operation and maintenance costs including employee pension and health care costs.

(b)	Palisades power purchase agreement costs in the PSCR are presently offset through a base rate recovery credit. The Palisades base rate recovery credit will be discontinued once Palisades’ costs are removed from base rates.

(c)	The nuclear surcharge is a proposal to earn a return on funds spent on Big Rock spent nuclear fuel storage, decommissioning, and site restoration expenditures until pending DOE litigation and future MPSC proceedings regarding this issue are concluded.
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
Underrecoveries related to the MCV PPA: The cost that we incur under the MCV PPA exceeds the recovery amount allowed by the MPSC. We estimate cash underrecoveries of our capacity and fixed energy payments of $39 million in 2007 of which we have expensed $30 million during the six months ended June 30, 2007. However, we use savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense.

Consumers Energy Company
We recover from our customers the capacity and fixed energy charges based on availability, up to an availability cap of 88.7 percent as established in previous MPSC orders. The MCV Partnership has filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap. We cannot predict the outcome of this matter.
RCP: In January 2005, we implemented the MPSC-approved RCP with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility based on natural gas market prices. This results in fuel cost savings for the MCV Facility, which the MCV Partnership shares with us. The RCP also requires contributions of $5 million annually to a renewable resources program. As of June 30, 2007, contributions of $12 million were made to the renewable resources program. The underlying RCP agreement between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In January 2007, the Michigan Attorney General filed an appeal with the Michigan Supreme Court regarding the MPSC’s order approving the RCP. The Supreme Court denied the Attorney General’s request to further consider the matter.
Regulatory-out Provision in the MCV PPA: After September 15, 2007, we expect to claim relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. The MCV Partnership has notified us that it opposes our intended exercise of the regulatory-out provision. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a dispute. If we are successful in exercising the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our reserve margin. Presently, we are in arbitration with the MCV Partnership regarding a dispute on the timing of MCV Partnership’s termination rights prescribed in the MCV PPA.
We anticipate that the MPSC will review our exercise of the regulatory-out provision and the likely consequences of such action in 2007. It is possible that in the event that the MCV Partnership ceases performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the outcome of these matters.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC, which asked the MPSC to make a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. We are unable to predict the outcome of this request.
Nuclear Matters: Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $50 million of corporate contributions for costs associated with NRC radiological and non-NRC greenfield decommissioning work as of June 30, 2007. This amount excludes the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $55 million as of June 30, 2007, due to the DOE’s failure to accept spent nuclear fuel on schedule. We plan to seek recovery of expenditures that

Consumers Energy Company
we have funded with the MPSC and have a $122 million regulatory asset recorded on our Consolidated Balance Sheets as of June 30, 2007.
Actual expenditures for Big Rock decommissioning totaled $387 million as of June 30, 2007. This total excludes the additional costs for spent nuclear fuel storage due to the DOE’s failure to accept this spent nuclear fuel on schedule as well as certain increased security costs that we are recovering through the security cost provisions of Public Act 609 of 2002.
Nuclear Fuel Cost: We deferred payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $156 million at June 30, 2007. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We have recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided $155 million in security to Entergy for this obligation in the form of a letter of credit.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
There are several court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades and Big Rock. We can make no assurance that the litigation against the DOE will be successful. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, ultimately, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.
GAS CONTINGENCIES
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At June 30, 2007, we have a liability of $21 million, net of $61 million of expenditures incurred to date, and a regulatory asset of $53 million. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.

Consumers Energy Company
GAS RATE MATTERS
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings.
The following table summarizes our GCR reconciliation filings with the MPSC:
Gas Cost Recovery Reconciliation

			Net Over-	GCR Cost
GCR Year	Date Filed	Order Date	recovery	of Gas Sold	Description of Net Overrecovery

2005-2006	June 2006	April 2007	$3 million	$1.8 billion	The net overrecovery includes $1 million interest income through March 2006, which resulted from a net underrecovery position during the majority of the GCR period.

2006-2007	June 2007	Pending	$5 million	$1.7 billion	The total overrecovery amount reflects an overrecovery of $1 million plus $4 million in accrued interest owed to customers.

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
GCR plan for year 2007-2008: In December 2006, we filed an application with the MPSC seeking approval of a GCR plan for the 12-month period of April 2007 through March 2008. Our request proposed using a GCR factor consisting of:
•	a base GCR ceiling factor of $8.47 per mcf, plus

•	a quarterly GCR ceiling price adjustment contingent upon future events.
In June 2007, all parties signed a settlement agreement and filed the agreement with the MPSC for approval. All parties agreed to lower the ceiling on the quarterly adjustment mechanism from $3.50 per mcf to $3.00 per mcf.

Consumers Energy Company
Due to an increase in NYMEX gas prices compared to the plan, the base GCR ceiling factor increased to $8.67 per mcf pursuant to the ceiling price adjustment mechanism. The new base GCR ceiling factor was effective beginning July 2007.
In July 2007, the MPSC issued an order for our 2007-2008 GCR Plan year, which resulted in approval of the settlement agreement.
The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of August 2007 is $7.90 per mcf.
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We have proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which partially separates the collection of fixed costs from gas sales and enhances the utility’s ability to recover its fixed costs.
The MPSC Staff and intervenors filed testimony on July 20, 2007. In its testimony, the MPSC Staff recommended a 10.5 percent authorized return on equity with a $35 million annual increase in our gas delivery and transportation rates. The schedule established by the MPSC for processing this case could allow for a final order by the end of 2007.
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
FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: The Interpretation requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee.
The following table describes our guarantees at June 30, 2007:

In Millions
				FIN 45
		Expiration	Maximum	Carrying
Guarantee Description	Issue Date	Date	Obligation	Amount

Surety bonds and other indemnifications	Various	Various	$1	—
Guarantee	January 1987	March 2016	85	—

Consumers Energy Company
The following table provides additional information regarding our guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Surety bonds and other indemnifications	Normal operating activity, permits and licenses	Nonperformance

Guarantee	Agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

At June 30, 2007, only our guarantee to provide power and steam to Dow contained provisions allowing us to recover, from third parties, amounts paid under the guarantees.
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
We enter into various agreements containing tax and other indemnification provisions in connection with a variety of transactions, including the sale of our interests in the MCV Partnership and the FMLP and the sale of our interest in Palisades and the Big Rock ISFSI. While we are unable to estimate the maximum potential obligation related to these indemnities, we consider the likelihood that we would be required to perform or incur significant losses related to these indemnities and the guarantees listed in the preceding tables to be remote.
4: Financings and Capitalization
Long-term debt is summarized as follows:

In Millions
	June 30, 2007	December 31, 2006

First mortgage bonds	$3,171	$3,172
Senior notes and other	655	652
Securitization bonds	325	340
Principal amounts outstanding	4,151	4,164
Current amounts	(440)	(31)
Net unamortized discount	(6)	(6)

Total Long-term debt	$3,705	$4,127

Consumers Energy Company
Revolving Credit Facility: The following secured revolving credit facility with banks is available at June 30, 2007:

In Millions
				Outstanding
		Amount of	Amount	Letters-of-	Amount
Company	Expiration Date	Facility	Borrowed	Credit	Available

Consumers	March 30, 2012	$500	$—	$218	$282

We replaced our $500 million facility with a new $500 million credit facility in March 2007. The new facility contains less restrictive covenants, and provides for lower fees and lower interest margins than the previous credit facilities.
Dividend Restrictions: Under the provisions of our articles of incorporation, at June 30, 2007, we had $232 million of unrestricted retained earnings available to pay common stock dividends. The dividend restrictions in our secured revolving credit facility were removed in March 2007. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of our retained earnings. For the six months ended June 30, 2007, we paid $135 million in common stock dividends to CMS Energy.
Capital Lease Obligations: Our capital leases are comprised mainly of leased service vehicles, office furniture, and gas pipeline capacity. At June 30, 2007, capital lease obligations totaled $63 million. We estimate future minimum lease payments to range between $10 million and $16 million per year over the next five years.
Sale of Accounts Receivable: Under a revolving accounts receivable sales program, we sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at June 30, 2007 and $325 million of receivables at December 31, 2006. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have neither recorded a gain or loss on the receivables sold nor retained an interest in the receivables sold.
Certain cash flows under our accounts receivable sales program are shown in the following table:

In Millions
Six months ended June 30	2007	2006

Net cash flow as a result of accounts receivable financing	$(325)	$(325)
Collections from customers	$3,432	$3,232

Consumers Energy Company
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
The cost and fair value of our long-term debt instruments including current maturities are as follows:

In Millions
	June 30, 2007			December 31, 2006
		Fair	Unrealized		Fair	Unrealized
	Cost	Value	Gain	Cost	Value	Gain

Long-term debt	$4,145	$4,044	$101	$4,158	$4,111	$47

The summary of our available-for-sale investment securities is as follows:

In Millions
	June 30, 2007				December 31, 2006
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Common stock of CMS Energy (a)	$8	$24	$—	$32	$10	$26	$—	$36
Nuclear decommissioning investments:
Equity securities	—	—	—	—	140	150	(4)	286
Debt securities	—	—	—	—	307	4	(2)	309
SERP:
Equity securities	18	10	—	28	17	9	—	26
Debt securities	5	—	—	5	6	—	—	6

(a)	At June 30, 2007, we held 1.8 million shares and at December 31, 2006, we held 2.2 million shares of CMS Energy Common Stock.
Derivative Instruments: In order to limit our exposure to certain market risks, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. These contracts, used primarily to manage our exposure to changes in interest rates and commodity prices, are entered into for purposes other than trading. We enter into these contracts using established policies and procedures, under the direction of both:
•	an executive oversight committee consisting of senior management representatives, and

•	a risk committee consisting of business unit managers.
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

Consumers Energy Company
For a derivative instrument to qualify for cash flow hedge accounting:
•	the relationship between the derivative instrument and the forecasted transaction being hedged must be formally documented at inception,

•	the derivative instrument must be highly effective in offsetting the hedged transaction’s cash flows, and

•	the forecasted transaction being hedged must be probable.
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
To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The cash returns we actually realize on these contracts may vary, either positively or negatively, from the results that we estimate using these models. As part of valuing our derivatives at market, we maintain reserves, if necessary, for credit risks arising from the financial condition of our counterparties.
The majority of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:
•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas),

•	they qualify for the normal purchases and sales exception, or

•	there is not an active market for the commodity.
Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives and the resulting mark-to-market impact on earnings could be material.
Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. At June 30, 2007, the fair value of these derivative contracts was immaterial.

Consumers Energy Company
6: Retirement Benefits
We provide retirement benefits to our employees under a number of different plans, including:
•	a non-contributory, defined benefit Pension Plan,

•	a cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005,

•	a DCCP for employees hired on or after September 1, 2005,

•	benefits to certain management employees under SERP,

•	a defined contribution 401(k) Savings Plan,

•	benefits to a select group of management under the EISP, and

•	health care and life insurance benefits under OPEB.
Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan’s assets are not distinguishable by company.
In April 2007, we sold Palisades to Entergy. Employees transferred to Entergy as a result of the sale no longer participate in our retirement benefit plans. In April 2007, we recorded a net reduction of $27 million in pension SFAS No. 158 regulatory assets with a corresponding decrease of $27 million in pension liabilities on our Consolidated Balance Sheets. We also recorded a net reduction of $15 million in OPEB regulatory SFAS No. 158 assets with a corresponding decrease of $15 million in OPEB liabilities. The following table shows the net adjustment:

	Pension	OPEB

Plan liability transferred to Entergy	$44	$20
Trust assets transferred to Entergy	17	5

Net adjustment	$27	$15

Beginning May 1, 2007, the CMS Energy Common Stock Fund is no longer an investment option available for new investments in the 401(k) Savings Plan and the employer’s match is no longer in CMS Energy Stock. Participants have an opportunity to reallocate investments in the CMS Energy Stock Fund to other plan investment alternatives. Beginning November 1, 2007, any remaining shares in the CMS Energy Stock Fund will be sold and the sale proceeds will be reallocated to other plan investment options. At June 30, 2007, there were 9 million shares of CMS Energy Common Stock in the CMS Energy Stock Fund.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase one was implemented in December 2006. Phase two of this standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. We do not believe that implementation of phase two of this standard will have a material effect on our consolidated financial statements. We expect to adopt the measurement date provisions of SFAS No. 158 in 2008.
Costs: The following table recaps the costs, other changes in plan assets, and benefit obligations incurred in our retirement benefits plans:

Consumers Energy Company

In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Service cost	$11	$11	$23	$23
Interest expense	21	20	41	39
Expected return on plan assets	(19)	(20)	(38)	(40)
Amortization of:
Net loss	11	10	22	20
Prior service cost	2	2	4	4

Net periodic cost	26	23	52	46
Regulatory adjustment	(4)	(2)	(8)	(5)

Net periodic cost after regulatory adjustment	$22	$21	$44	$41

In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Service cost	$7	$6	$13	$12
Interest expense	18	16	35	32
Expected return on plan assets	(15)	(15)	(31)	(29)
Amortization of:
Net loss	5	5	11	10
Prior service credit	(3)	(2)	(5)	(5)

Net periodic cost	12	10	23	20
Regulatory adjustment	(1)	(1)	(3)	(1)

Net periodic cost after regulatory adjustment	$11	$9	$20	$19

7: Asset Retirement Obligations
SFAS No. 143, Accounting for Asset Retirement Obligations: This standard requires companies to record the fair value of the cost to remove assets at the end of their useful life, if there is a legal obligation to remove them. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in our ARO fair value estimate since a reasonable estimate could not be made. If a five percent market risk premium were assumed, our ARO liability would increase by $5 million.
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
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations: This Interpretation clarified the term “conditional asset retirement obligation” as used in SFAS No. 143. The

Consumers Energy Company
term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. We determined that abatement of asbestos included in our plant investments qualifies as a conditional ARO, as defined by FIN 47.
The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

June 30, 2007		In Millions

ARO Description	Date	Long-Lived Assets	Fund

Palisades — decommission plant site	1972	Palisades nuclear plant	$47	(a)
Big Rock – decommission plant site	1962	Big Rock nuclear plant	—
JHCampbell intake/discharge water line	1980	Plant intake/discharge water line	—
Closure of coal ash disposal areas	Various	Generating plants coal ash areas	—
Closure of wells at gas storage fields	Various	Gas storage fields	—
Indoor gas services equipment relocations	Various	Gas meters located inside structures	—
Asbestos abatement	1973	Electric and gas utility plant	—

(a)	In April 2007, we sold Palisades and the Big Rock ISFSI to Entergy. The remaining balances represent $36 million of decommissioning trust funds held for final tax payments and $11 million of decommissioning trust funds held until the FERC’s final decision on a customer clarification on a use of the funds, which we received in July 2007. For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Asset Sales.

In Millions
	ARO					ARO
	Liability				Cash flow	Liability
ARO Description	12/31/06	Incurred	Settled (b)	Accretion	Revisions	6/30/07

Palisades – decommission	$401	$—	$(410)	$7	$2	$—
Big Rock – decommission	2	—	(3)	1	—	—
JHCampbell intake line	—	—	—	—	—	—
Coal ash disposal areas	57	—	(1)	2	—	58
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	35	—	(1)	1	—	35

Total	$497	$—	$(415)	$11	$2	$95

(b)	Cash payments of $3 million are included in the Other current and non-current liabilities line in Net cash provided by operating activities in our Consolidated Statements of Cash Flows. In April 2007, we sold Palisades to Entergy and paid Entergy to assume ownership and responsibility for the Big Rock ISFSI. Our AROs related to Palisades and the Big Rock ISFSI ended with the sale and the related ARO liabilities were removed from our Consolidated Balance Sheets. We also removed the Big Rock ARO related to the plant in the second quarter of 2007 due to the completion of decommissioning.

Consumers Energy Company
In October 2004, the MPSC initiated a generic proceeding to review SFAS No. 143, FERC Order No. 631, Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations, and related accounting and ratemaking issues for MPSC-jurisdictional electric and gas utilities. In June 2007, the MPSC issued an order that requires:
•	the MPSC Staff to advise the MPSC whether there are any FERC accounts, rules or procedures that should be adopted by reference or changed, and

•	the use of a revised calculation for cost of removal estimates derived from applying SFAS No. 143, which includes the use of standard retirement units.
We will also be required to file a new gas depreciation study by August 1, 2008, using 2007 removal costs as the basis for the calculation and a new electric depreciation study by August 3, 2009, using 2008 removal costs as the basis for the calculation.
8: income taxes
The principal components of deferred tax assets (liabilities) recognized on our Consolidated Balance Sheets both before and after the adoption of FIN 48 are as follows:

In Millions
	January 1,	December
	2007	31, 2006

Property	$(725)	$(814)
Securitized costs	(177)	(177)
Gas inventories	(168)	(168)
Employee benefits	36	36
SFAS No. 109 regulatory liability, net	189	189
Nuclear decommissioning	57	57
Tax loss and credit carryforwards	178	209
Valuation allowances	(22)	(15)
Other, net	(176)	(175)

Net deferred tax liabilities	$(808)	$(858)

As a result of the implementation of FIN 48, we identified additional uncertain tax benefits of $5 million as of January 1, 2007. Included in this amount is an increase in our valuation allowance of $7 million, increases to tax reserves of $55 million and a decrease to deferred tax liabilities of $57 million.
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

Consumers Energy Company
We reflected a net interest liability of $1 million related to our uncertain income tax positions on our Consolidated Balance Sheets as of January 1, 2007. We have not accrued any penalties with respect to uncertain tax benefits. We recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense.
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
The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

In Millions
Six Months Ended June 30	2007	2006

Income before income taxes	$239	$56

Statutory federal income tax rate	x 35%	x 35%

Expected income tax expense	84	20
Increase (decrease) in taxes from:
Property differences	9	10
IRS Settlement/Credit Restoration	—	(18)
Fair market value charitable donation	(2)	—
Tax exempt income	(1)	(2)
Medicare Part D exempt income	(5)	(3)
Income tax credit amortization	(2)	(2)
Valuation Allowance	—	5
Other, net	(1)	—

Recorded income tax expense	$82	$10

Effective tax rate	34%	18%

9: Reportable Segments
Our reportable segments consists of business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.
The following tables show our financial information by reportable segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2007	2006	2007	2006

Operating revenue
Electric	$856	$791	$1,700	$1,520
Gas	391	334	1,602	1,375
Other	—	13	—	25

Total Operating Revenue	$1,247	$1,138	$3,302	$2,920

Net income available to common stockholder
Electric	$40	$37	$91	$66
Gas	4	(3)	61	34
Other	—	1	4	(55)

Total Net Income Available to Common Stockholder	$44	$35	$156	$45

In Millions
	June 30, 2007	December 31, 2006

Assets
Electric (a)	$8,721	$8,516
Gas (a)	4,068	3,950
Other	571	379

Total Assets	$13,360	$12,845

(a)	Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CMS ENERGY
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I: CMS Energy Corporation’s Management’s Discussion and Analysis, which is incorporated by reference herein.
CONSUMERS
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I: Consumers Energy Company’s Management’s Discussion and Analysis, which is incorporated by reference herein.
Item 4. Controls and Procedures
CMS ENERGY
Disclosure Controls and Procedures: CMS Energy’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, CMS Energy’s CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.
Internal Control Over Financial Reporting: There have not been any changes in CMS Energy’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
CONSUMERS
Disclosure Controls and Procedures: Consumers’ management, with the participation of its CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Consumers’ CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.
Internal Control Over Financial Reporting: There have not been any changes in Consumers’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies, for CMS Energy and Note 3, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY
GAS INDEX PRICE REPORTING LITIGATION
Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California in November 2003 against a number of energy companies engaged in the sale of natural gas in the United States (including CMS Energy). The complaint alleged defendants entered into a price-fixing scheme by engaging in activities to manipulate the price of natural gas in California. The complaint alleged violations of the federal Sherman Act, the California Cartwright Act, and the California Business and Professions Code relating to unlawful, unfair and deceptive business practices. The complaint sought both actual and exemplary damages for alleged overcharges, attorneys’ fees and injunctive relief regulating defendants’ future conduct relating to pricing and price reporting. In April 2004, a Nevada Multidistrict Litigation (MDL) Panel ordered the transfer of the Texas-Ohio case to a pending MDL matter in the Nevada federal district court that at the time involved seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting, although none contain a federal Sherman Act claim. In November 2004, those seven complaints, as well as a number of others that were originally filed in various state courts in California and subsequently transferred to the MDL proceeding, were remanded back to California state court. The Texas-Ohio case remained in Nevada federal district court, and defendants, with CMS Energy joining, filed a motion to dismiss. The court issued an order granting the motion to dismiss on April 8, 2005 and entered a judgment in favor of the defendants on April 11, 2005. Texas-Ohio has appealed the dismissal to the Ninth Circuit Court of Appeals.
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
The Fairhaven, Utility Savings and Abelman Art Glass cases have been transferred to the MDL proceeding, where the Texas-Ohio case was pending. Pursuant to stipulation by the parties and court order, defendants were not required to respond to the Fairhaven, Utility Savings and Abelman Art Glass complaints until the court ruled on defendants’ motion to dismiss in the Texas-Ohio case. Plaintiffs subsequently filed a consolidated class action complaint alleging violations of federal and California antitrust laws. Defendants filed a motion to dismiss, arguing that the consolidated complaint should be dismissed for the same reasons as the Texas-Ohio case. The court issued an order granting the motion to dismiss on December 19, 2005 and entered judgment in favor of defendants on December 23, 2005. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. California-based plaintiffs in the pending Ninth Circuit Court of Appeals cases (Texas-Ohio, Fairhaven, Abelman Art Glass and Utility Savings) have entered into a settlement agreement dated January 10, 2007 to collectively settle their claims against all CMS Energy defendants for the payment of $700,000. Plaintiffs filed a motion for preliminary approval of this and other settlements with various defendants on April 3, 2007. An order was entered on May 3, 2007 granting preliminary approval of the settlement, and CMS has wire transferred its $700,000 settlement payment.

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
In February 2005, these 15 separate actions, as well as nine other similar actions that were filed in California state court but do not name CMS Energy or any of its former or current subsidiaries, were ordered coordinated with pending coordinated proceedings in the San Diego Superior Court. The 24 state court complaints involving price reporting were coordinated as Natural Gas Antitrust Cases V. Plaintiffs in Natural Gas Antitrust Cases V were ordered to file a consolidated complaint, but a consolidated complaint was filed only for the two putative class action lawsuits. Pursuant to a ruling dated August 23, 2006, CMS Energy, Cantera Gas Company and Cantera Natural Gas, LLC were dismissed as defendants in the master class action and the thirteen non-class actions, due to lack of personal jurisdiction. CMS MST remains a defendant in all of these actions. CMS MST has settled a master class action suit in California state court for $7 million. In March 2007, CMS Energy paid $7 million into a trust fund account following preliminary approval of the settlement by the judge. The court entered a judgment, final order and decree dated June 12, 2007 granting final approval to the class action settlement with CMS MST. Certain of the individual cases filed in the California State Court remain pending.
Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants’ future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Defendants attempted to remove the case to federal court, but it was remanded to state court by a federal judge. On February 2, 2007, the state court granted defendants’ motion to dismiss the complaint. Plaintiffs filed a notice of appeal on April 4, 2007.
J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court in August 2005 against a number of energy companies, including CMS Energy, CMS MST and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act relating to reporting false natural gas trade information to publications that report trade information. Plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. The case was removed to the United States District Court for the District of Kansas on September 8, 2005 and transferred to the MDL proceeding on October 13, 2005. A motion to remand the case back to Kansas state court was denied on April 21, 2006. The court initially issued an order granting the motion to dismiss on December 18, 2006, but later reversed the ruling on reconsideration and has now denied the defendants’ motion to dismiss.
On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order and on June 20, 2006 the MDL Panel issued an order transferring the case to the MDL proceeding. The court issued an order dated August 3, 2006 denying the motion to remand the case to Kansas state court. Defendants have filed a motion to dismiss, which remains pending.
Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages. The case was removed to the United States District Court for the District of Colorado on June 12, 2006, a conditional transfer order transferring the case to the MDL proceeding was entered on June 27, 2006, and an order transferring the case to the MDL proceeding was entered on October 17, 2006. The court issued an order dated December 4, 2006 denying the motion to remand the case back to Colorado state court. Defendants have filed a motion to dismiss, which remains pending.
On October 30, 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc. The Missouri Public Service Commission purportedly is acting as an assignee of six local distribution companies, and it alleges that from at least January 2000 through at least October 2002, defendants knowingly reported false natural gas prices to publications that compile and publish indices of natural gas prices, and engaged in wash sales. The complaint contains claims for violation of the Missouri Anti-Trust Law, fraud and unjust enrichment. Defendants removed the case to Missouri federal court and then transferred it to the Nevada MDL proceeding. A second action, Heartland Regional Medical Center, et al. v. Oneok, Inc., et al., was filed in Missouri state court in March 2007 alleging violations of Missouri anti-trust laws. The second action is denoted as a class action. Defendants also removed this case to Missouri federal court, and it has been conditionally transferred to the Nevada MDL proceeding.
A class action complaint, Arandell Corp., et al v. XCEL Energy Inc., et al, was filed on or about December 15, 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. Defendants, including CMS Energy, CMS ERM and Cantera Gas Company, LLC, are alleged to have violated Wisconsin’s Anti-Trust statute by conspiring to manipulate natural gas prices. Plaintiffs are seeking full consideration damages, plus exemplary damages in an amount equal to three times the actual damages, and attorneys’ fees. The action was removed to Wisconsin federal district court and CMS entered a special appearance for purpose of filing a motion to dismiss all the CMS defendants on the ground of lack of personal jurisdiction. The court denied plaintiffs’ motion to remand the case back to Wisconsin state court, and the case has been transferred to the Nevada MDL proceeding.
CMS Energy and the other CMS defendants will defend themselves vigorously against these matters but cannot predict their outcome.

QUICKSILVER RESOURCES, INC.
On November 1, 2001, Quicksilver sued CMS MST in the Texas State Court in Fort Worth, Texas for breach of contract in connection with a Base Contract for Sale and Purchase of natural gas, pursuant to which Quicksilver agreed to sell, and CMS MST agreed to buy, natural gas. Quicksilver contended that a special provision in the contract requires CMS MST to pay Quicksilver 50 percent of the difference between $2.47/MMBtu and the index price each month. CMS MST disagrees with Quicksilver’s interpretation of the special provision and contends that it has paid all monies owed for delivery of gas pursuant to the contract. Quicksilver is seeking damages of approximately $126 million, plus prejudgment interest and attorneys’ fees.
Trial commenced on March 19, 2007. The jury verdict awarded Quicksilver zero compensatory damages but $10 million in punitive damages. The jury found that CMS MST breached the contract and committed fraud but found no actual damage on account of either such claim.
On May 15, 2007, the trial court, ruling on motions to counter the entry of the judgment, vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of approximately $24 million, net of tax. To preserve its appellate rights, CMS MST filed a motion to modify, correct or reform the judgment and a motion for a judgment contrary to the jury verdict with the trial court. The trial court dismissed these motions. CMS MST has filed a notice of appeal with the Texas Court of Appeals.
CMS ENERGY AND CONSUMERS
SECURITIES CLASS ACTION LAWSUITS
Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the “Shareholder Action”), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy’s business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of “all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby.” The court excluded purchasers of CMS Energy’s 8.75 percent Adjustable Convertible Trust Securities (“ACTS”) from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the “ACTS Action”) against the same defendants named in the Shareholder Action. The settlement described in the following paragraph, if approved, will resolve both the Shareholder and ACTS Actions.
On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the “MOU”), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. Under the terms of the MOU, the litigation will be settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy will make a payment of approximately $123 million plus an amount equivalent to interest on the outstanding unpaid settlement balance beginning on the date of preliminary approval by the court and running until the balance of the settlement funds is paid into a settlement account. In entering into the MOU, CMS Energy makes no admission of liability under the Shareholder Action and the ACTS Action. The parties executed a Stipulation and Agreement of Settlement dated May 22, 2007 (“Stipulation”) incorporating the terms of the MOU. On May 30, 2007, plaintiffs filed a “Motion for Order Preliminarily Approving Stipulation and Agreement of Settlement.” On June 7, 2007, the court entered a “Preliminary Order in Connection with Settlement Proceedings and Proposed Class Certification,” in which the court preliminarily approved the Stipulation and scheduled the settlement fairness hearing for September 6, 2007. In accordance with the Stipulation, CMS has paid approximately $1 million of the settlement amount to fund administrative expenses. The remaining $199 million and interest accruing thereon from the date of the June 7, 2007 order is payable ten business days after entry of the Order and Final Judgment following the September 6, 2007 hearing.
ENVIRONMENTAL MATTERS
CMS Energy and Consumers, as well as their subsidiaries and affiliates are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, they believe it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition or future results of operations. For additional information, see both CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2006 — ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Item 1A. Risk Factors
Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy’s Form 10-K and Consumers’ Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007.
Risks Related to CMS Energy and Consumers
CMS Energy and Consumers may be adversely affected by regulatory investigations regarding “round-trip” trading by CMS MST as well as civil lawsuits regarding pricing information that CMS MST and CMS Field Services provided to market publications.
As a result of round-trip trading transactions (simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price) at CMS MST, CMS Energy is under investigation by the DOJ. CMS Energy received subpoenas in 2002 and 2003 from U.S. Attorneys’ Offices regarding investigations of those trades. CMS Energy responded to those subpoenas in 2003 and 2004.
In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy relating to round-trip trading. The order did not assess a fine and CMS Energy neither admitted nor denied the order’s findings.
CMS Energy has notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy has cooperated with an investigation by the DOJ regarding this matter. Although CMS Energy has not received any formal notification that the DOJ has completed its investigation, the DOJ’s last request for information occurred in November 2003, and CMS Energy completed its response to this request in May 2004. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on CMS Energy. The CFTC filed a civil injunctive action against two former CMS Field Services employees in Oklahoma federal district court on February 1, 2005. The action alleges the two engaged in reporting false natural gas trade information, and seeks to enjoin these acts, compel compliance with the Commodities Exchange Act, and impose monetary penalties. Trial dates have been held in abeyance pending settlement discussions. CMS Energy is currently advancing legal defense costs to the two individuals in accordance with existing indemnification policies. The court entered separate consent orders with respect to each of the two individuals, one dated April 18, 2007 and one dated June 25, 2007, resolving this litigation. The consent orders enjoin each of the individuals from engaging in certain activities and further provide civil monetary penalties in the amount of $100,000 for one individual and $25,000 for the other individual. Pursuant to agreements with each of the individuals, CMS has paid $95,000 of the $100,000 amount and $22,000 of the $25,000 amount, with the remaining amounts paid by the individuals themselves. These settlements put an end to CFTC enforcement actions relating to gas price reporting by individuals once employed at present or former CMS subsidiaries.
CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of false natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. In September 2006, CMS MST reached an agreement in principle to settle a master class action suit in California for $7 million, pending approval by the trial Court. The court entered an order granting preliminary approval of the settlement, and CMS MST has paid the $7 million settlement amount. The court entered a judgment, final order and decree dated June 12, 2007 granting final approval to the class action settlement with CMS MST.
CMS Energy and the other CMS Energy defendants will defend themselves vigorously against all of these matters, but cannot predict the outcome of the DOJ investigations and the lawsuits. It is possible that the outcome in one or more of the investigations or the lawsuits could adversely affect CMS Energy’s and Consumers’ financial condition, liquidity or results of operations.
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
In 1998, the EPA issued regulations requiring the State of Michigan to further limit nitrogen oxide emissions at coal-fired electric generating plants. The EPA and State of Michigan regulations require Consumers to make significant capital expenditures estimated to be $835 million. From 1998 to present, Consumers has incurred $782 million in capital expenditures to comply with these regulations and anticipates that the remaining $53 million of capital expenditures will be made in 2007 through 2011. In addition to modifying coal-fired electric plants, Consumers’ compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $2 million per year, which Consumers expects to recover from customers through the PSCR process.
In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. Consumers plans to meet the nitrogen oxide requirements of this rule by year-round operation of its selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. Consumers plans to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Consumers’ total cost for equipment installation is expected to reach approximately $700 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed for an estimated cost of $12 million per year, which Consumers expects to recover from customers through the PSCR process.
The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia by a number of utilities and other companies. Final briefs are due September 5, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule was appealed to the U.S. Court of Appeals by a number of states and other entities. Final briefs are due July 13, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
In April 2006, Michigan’s governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. Consumers is currently working with the MDEQ on the details of these rules; however, Consumers has developed preliminary cost estimates and a mercury emissions reduction scenario based on its best knowledge of control technology options and initially proposed requirements. The scenario includes expenditures of approximately $541 million for mercury control equipment and continuous emissions monitoring systems through 2014.
The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question.
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
In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish killed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court’s ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA’s reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.
CMS Energy expects to collect fully from its customers, through the ratemaking process, these and other required environmental expenditures. However, if these expenditures are not recovered from customers in Consumers’ rates, CMS Energy and/or Consumers may be required to seek significant additional financing to fund these expenditures, which could strain their cash resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the CMS Energy Annual Meeting of Shareholders held on May 18, 2007, the CMS Energy shareholders voted upon two proposals, as follows:
•	Ratification of the appointment of PricewaterhouseCoopers as the independent registered public accounting firm to audit CMS Energy’s financial statements for the year ending December 31, 2007, with a vote of 189,632,261 shares in favor, 514,080 against and 1,398,076 abstentions; and

•	Election of eleven members to the Board of Directors. The votes for individual nominees were as follows:
CMS ENERGY

Number of Votes:	For	Withheld	Total

Merribel S. Ayres	188,462,076	3,081,472	191,543,548
Jon E. Barfield	187,975,657	3,567,891	191,543,548
Richard M. Gabrys	188,359,020	3,184,528	191,543,548
David W. Joos	187,694,718	3,848,830	191,543,548
Philip R. Lochner, Jr.	187,076,155	4,467,393	191,543,548
Michael T. Monahan	188,487,448	3,056,100	191,543,548
Joseph F. Paquette, Jr.	187,545,097	3,998,451	191,543,548
Percy A. Pierre	186,432,736	5,110,812	191,543,548
Kenneth L. Way	188,442,527	3,101,021	191,543,548
Kenneth Whipple	187,651,272	3,892,276	191,543,548
John B. Yasinsky	186,486,918	5,056,630	191,543,548
CONSUMERS
Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 18, 2007 Consumers’ Annual Meeting of Shareholders. All 84,108,789 shares of Consumers Common Stock were voted in favor of electing the above-named individuals as directors of Consumers and in favor of the remaining proposals for Consumers. None of the 441,599 shares of Consumers Preferred Stock were voted at the Annual Meeting.
Item 5. Other Information
A Shareholder who wishes to submit a proposal for consideration at the CMS Energy 2008 Annual Meeting pursuant to the applicable rules of the SEC must send the proposal to reach CMS Energy’s Corporate Secretary on or before December 13, 2007. In any event, if CMS Energy has not received written notice of any matter to be proposed at that meeting by February 26, 2008, the holders of proxies may use their discretionary voting authority on such matter. The proposals should be addressed to: Corporate Secretary, CMS Energy Corporation, One Energy Plaza, Jackson, MI 49201.
Item 6. Exhibits

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated:August 2, 2007	By:	/s/ Thomas J. Webb
Thomas J. Webb Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated:August 2, 2007	By:	/s/ Thomas J. Webb
Thomas J. Webb Executive Vice President and Chief Financial Officer