Form 10-Q
period 2007-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2007-11-01
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
CMS Energy Corporation: Yes ☐     No ☑     Consumers Energy Company: Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 30, 2007:

CMS Energy Corporation:
CMS Energy Common Stock, $.01 par value	225,091,031
Consumers Energy Company, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
and
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended September 30, 2007
This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Consumers Energy Company makes no representation as to information relating to any other companies affiliated with CMS Energy Corporation.

Page
Glossary	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CMS Energy Corporation
Consolidated Statements of Income (Loss)	CMS – 33
Consolidated Statements of Cash Flows	CMS – 35
Consolidated Balance Sheets	CMS – 36
Consolidated Statements of Common Stockholders’ Equity	CMS – 38
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CMS – 39
2. Asset Sales, Discontinued Operations and Impairment Charges	CMS – 42
3. Contingencies	CMS – 58
4. Financings and Capitalization	CMS – 61
5. Earnings Per Share	CMS – 64
6. Financial and Derivative Instruments	CMS – 65
7. Retirement Benefits	CMS – 69
8. Income Taxes	CMS – 70
9. Asset Retirement Obligations	CMS – 72
10. Equity Method Investments	CMS – 74
11. Reportable Segments	CMS – 75
Consumers Energy Company
Consolidated Statements of Income	CE – 25
Consolidated Statements of Cash Flows	CE – 26
Consolidated Balance Sheets	CE – 27
Consolidated Statements of Common Stockholder’s Equity	CE – 29
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CE – 31
2. Asset Sales	CE – 33
3. Contingencies	CE – 35
4. Financings and Capitalization	CE – 45
5. Financial and Derivative Instruments	CE – 46
6. Retirement Benefits	CE – 47
7. Asset Retirement Obligations	CE – 49
8. Income Taxes	CE – 51
9. Reportable Segments	CE – 53

(Continued)

Page
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CMS Energy Corporation
Forward-Looking Statements and Information	CMS	– 1
Executive Overview	CMS	– 4
Results of Operations	CMS	– 6
Critical Accounting Policies	CMS	– 15
Capital Resources and Liquidity	CMS	– 19
Outlook	CMS	– 21
Implementation of New Accounting Standards	CMS	– 30
New Accounting Standards Not Yet Effective	CMS	– 31
Consumers Energy Company
Forward-Looking Statements and Information	CE	– 1
Executive Overview	CE	– 4
Results of Operations	CE	– 6
Critical Accounting Policies	CE	– 11
Capital Resources and Liquidity	CE	– 13
Outlook	CE	– 15
Implementation of New Accounting Standards	CE	– 23
New Accounting Standards Not Yet Effective	CE	– 24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	CO	– 1
Item 4. Controls and Procedures	CO	– 1

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	CO	– 1
Item 1A. Risk Factors	CO	– 6
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	CO	– 9
Item 3. Defaults Upon Senior Securities	CO	– 9
Item 4. Submission of Matters to a Vote of Security Holders	CO	– 9
Item 5. Other Information	CO	– 9
Item 6. Exhibits	CO	– 10
Signatures	CO	– 11
CMS Energy Corporation Bylaws
Consumers Energy Company Bylaws
Form of Indemnification Agreement between CMS Energy Corporation & its Directors
Form of Indemnification Agreement between Consumers Energy Company & its Directors
CMS Energy Corporation's Certification of the CEO pursuant to Section 302
CMS Energy Corporation's Certification of the CFO pursuant to Section 302
Consumers Energy Corporation's Certification of the CEO pursuant to Section 302
Consumers Energy Corporation's Certification of the CFO pursuant to Section 302
CMS Energy Corporation's Certifications pursuant to Section 906
Consumers Energy Corporation's Certifications pursuant to Section 906

GLOSSARY
Certain terms used in the text and financial statements are defined below

AEI	Ashmore Energy International, a non-affiliated company
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AOC	Administrative Order on Consent
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset retirement obligation

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS
Energy sold its interest in Bay Harbor.
bcf	One billion cubic feet of gas
Big Rock	Big Rock Point nuclear power plant
Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation
Broadway Gen Funding LLC	Broadway Gen Funding LLC, a non-affiliated company

CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CKD	Cement Kiln Dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises
CMS Generation	CMS Generation Co., a former wholly owned subsidiary of Enterprises
CMS International Ventures	CMS International Ventures LLC, a subsidiary of Enterprises
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004
Consumers	Consumers Energy Company, a subsidiary of CMS Energy
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000

DCCP	Defined Company Contribution Plan
Detroit Edison	The Detroit Edison Company, a non-affiliated company

DIG	Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Energy
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company

EISP	Executive Incentive Separation Plan
EITF	Emerging Issues Task Force
EITF Issue No. 02-03	Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and
Contracts Involved in Energy Trading and Risk Management Activities
El Chocon	A 1,200 MW hydro power plant located in Argentina, in which CMS Generation formerly held a
17.2 percent ownership interest
Entergy	Entergy Corporation, a non-affiliated company
Enterprises	CMS Enterprises Company, a subsidiary of CMS Energy
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 14	FASB Interpretation No. 14, Reasonable Estimation of Amount of a Loss
FIN 46(R)	Revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities
FIN 47	FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations
FIN 48	FASB Interpretation No. 48, Uncertainty in Income Taxes
FMLP	First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV
Facility
FSP FIN 39-1	FASB Staff Position on FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

GAAP	Generally Accepted Accounting Principles
GasAtacama	GasAtacama Holding Limited, a limited liability partnership that manages GasAtacama S.A., which includes an integrated natural gas pipeline and electric generating plant located in
Argentina and Chile and Atacama Finance Company
GCR	Gas cost recovery

ICSID	International Centre for the Settlement of Investment Disputes
IRS	Internal Revenue Service
ISFSI	Independent Spent Fuel Storage Installation

Jamaica	Jamaica Private Power Company, Limited, a 63 MW diesel-fueled power plant located in
Jamaica, in which CMS Generation formerly owned a 42 percent interest

Jorf Lasfar	A 1,356 MW coal-fueled power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest
Jubail	A 240 MW natural gas cogeneration power plant in Saudi Arabia, in which CMS Generation formerly owned a 25 percent interest

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)

LS Power Group	LS Power Group, a non-affiliated company
Lucid Energy	Lucid Energy LLC, a non-affiliated company
Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

mcf	One thousand cubic feet of gas
MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MCV PPA	The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and Consumers
MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
MDL	Multidistrict Litigation
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Michigan Public Service Commission
MSBT	Michigan Single Business Tax
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt hour (a unit of energy equal to one million watt hours)

Neyveli	CMS Generation Neyveli Ltd, a 250 MW lignite-fired power station located in India, in which CMS International Ventures formerly owned a 50 percent interest
NMC	Nuclear Management Company LLC, formed in 1999 by Northern States Power Company (now Xcel
Energy Inc.), Alliant Energy, Wisconsin Electric Power Company, and Wisconsin Public Service
Company to operate and manage nuclear generating facilities owned by the utilities
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions for retired employees

Palisades	Palisades nuclear power plant, formerly owned by Consumers
Panhandle	Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage,
Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas
Transmission
PCB	Polychlorinated biphenyl
PDVSA	Petroleos de Venezuela S.A.
Peabody Energy	Peabody Energy Corporation, a non-affiliated company
Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS
Energy
PowerSmith	A 124 MW natural gas power plant located in Oklahoma, in which CMS Generation formerly held a 6.25% limited partner ownership interest
PSCR	Power supply cost recovery
PURPA	Public Utility Regulatory Policies Act of 1978

Quicksilver	Quicksilver Resources, Inc., a non-affiliated company

RCP	Resource Conservation Plan
ROA	Retail Open Access

S&P	Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc.
SEC	U.S. Securities and Exchange Commission
Section 10d(4) Regulatory Asset	Regulatory asset as described in Section 10d(4) of the Customer Choice Act, as amended
Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of Securitization bonds issued by a special purpose entity affiliated with such utility
SENECA	Sistema Electrico del Estado Nueva Esparta C.A., a former subsidiary of CMS International
Ventures
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	SFAS No. 5, “Accounting for Contingencies”
SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit
Pension Plans and for Termination Benefits”
SFAS No. 98	SFAS No. 98, “Accounting for Leases”
SFAS No. 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS No. 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”
SFAS No. 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted”
SFAS No. 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 157	SFAS No. 157, “Fair Value Measurement”
SFAS No. 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement
Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”
SFAS No. 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,
Including an amendment to FASB Statement No. 115”
Shuweihat	A power and desalination plant located in the United Arab Emirates, in which CMS Generation formerly owned a 20 percent interest
Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Takoradi	A 200 MW open-cycle combustion turbine crude oil power plant located in Ghana, in which CMS
Generation formerly owned a 90 percent interest
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority
Taweelah	Al Taweelah A2, a power and desalination plant of Emirates CMS Power Company located in the
United Arab Emirates, in which CMS Generation formerly held a 40 percent interest
TGM	A natural gas transportation and pipeline business located in Argentina, in which CMS
International Ventures formerly owned a 20 percent interest
TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas
Transmission owns a 23.54 percent interest
Trunkline	CMS Trunkline Gas Company, LLC, formerly a subsidiary of CMS Panhandle Holdings, LLC

Zeeland	A 946 MW gas-fired power plant located in Zeeland, Michigan

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
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

•	the ability of CMS Energy affiliates with interests in the DIG power plant to effectively restructure power supply agreements on a timely basis,

•	factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	the impact of possible regulations or laws regarding carbon dioxide and other greenhouse gas emissions,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions, including but not limited to those that may affect Bay Harbor,

CMS-1

•	potentially adverse regulatory treatment and (or) regulatory delay or failure to receive timely regulatory orders concerning a number of significant questions presently or potentially before the MPSC, including:
•	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

•	recovery of power supply and natural gas supply costs when fuel prices are increasing and (or) fluctuating,

•	timely recognition in rates of additional equity investments in Consumers,

•	adequate and timely recovery of additional electric and gas rate-based investments,

•	adequate and timely recovery of higher MISO energy and transmission costs,

•	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

•	recovery of Palisades plant sale-related costs,

•	authorization of Zeeland power plant purchase costs, and

•	authorization of a new clean coal plant,
•	the effects on our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if the owners of the MCV Facility exercise their right to terminate the MCV PPA,

•	the ability of Consumers to utilize its regulatory out rights as it pertains to the MCV PPA,

•	the ability of Consumers to recover Big Rock decommissioning funding shortfalls and nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule, including the outcome of pending litigation with the DOE,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	our ability to collect accounts receivable from our customers,

•	earnings volatility as a result of the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods,

•	the effect on our utility and utility revenues of the direct and indirect impacts of the continued economic downturn experienced by the Michigan economy,

•	potential disruption or interruption of facilities or operations due to accidents, war, terrorism, or changing political environment, and the ability to obtain or maintain insurance coverage for such events,

•	technological developments in energy production, delivery, and usage,

CMS-2

•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

•	changes in domestic or foreign tax laws, or new IRS or foreign governmental interpretations of existing or past tax laws,

•	changes in federal or state regulations or laws that could have an impact on our business,

•	outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims, including claims, damages, and fines resulting from round-trip trading and alleged inaccurate commodity price reporting, including the outcome of investigations by the DOJ regarding round-trip trading and price reporting,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

•	potential assertion of indemnity or warranty claims with respect to previously owned assets and businesses,

•	credit ratings of CMS Energy, Consumers, or any of their affiliates,

•	other business or investment considerations that may be disclosed from time to time in CMS Energy’s or Consumers’ SEC filings, or in other publicly issued written documents, and

•	other uncertainties that are difficult to predict, many of which are beyond our control.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 3, Contingencies, and Part II, Item 1A. Risk Factors.

CMS-3

Executive Overview
CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged primarily in domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
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
During the past several years, our business strategy has involved improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service. As an indication of our commitment to our utility business, we have invested $650 million in Consumers during 2007.
We have completed the sale of all of our international Enterprises assets, using the proceeds to retire debt and to invest in our utility business. Asset sales completed in 2007 include:
•	a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for $130 million in March 2007,

•	our ownership interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for $50 million in March 2007,

•	our ownership interest in SENECA and certain associated generating equipment to PDVSA for $106 million in April 2007,

•	our ownership interest in businesses in the Middle East, Africa, and India to TAQA for $900 million in May 2007,

•	CMS Energy Brasil S.A. to CPFL Energia S.A., a Brazilian utility, for $211 million in June 2007,

•	our investment in GasAtacama to Endesa S.A. for $80 million in August 2007, and

•	our investment in Jamaica to AEI for $14 million in October 2007.
We also made important progress at Consumers to reduce business risk and to meet the future needs of our customers. We sold Palisades to Entergy in April 2007 for $380 million. The final purchase price, subject to various closing adjustments, resulted in us receiving $363 million as of September 30, 2007. The sale also resulted in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments.
In September 2007, we claimed relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. As a result of our exercise of the regulatory-out provision, the MCV Partnership may,

CMS-4

under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA, which could affect our need to build or purchase additional generating capacity. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision.
We introduced our Balanced Energy Initiative, a comprehensive plan to meet customer energy needs over the next 20 years, in May 2007. The plan, as filed with the MPSC, is designed to meet the growing customer demand for electricity with energy efficiency, demand management, expansion of the use of renewable energy, and development of new power plants to complement existing generating sources. In September 2007, we filed the second phase of our Balanced Energy Initiative with the MPSC, which contains our plan for construction of a new 800 MW clean coal plant at an existing site located near Bay City, Michigan. Our plan calls for 500 MW of the plant’s output to be used for our customers in Michigan and to commit the remaining 300 MW to others. We expect the plant to enter operation in 2015 with our share of the cost estimated at $1.3 billion excluding financing costs and $1.6 billion with financing costs.
In May 2007, we entered an agreement to buy a 946 MW natural gas-fired power plant located in Zeeland, Michigan from Broadway Gen Funding LLC, an affiliate of LS Power Group, for $517 million. We expect to close by early 2008, subject to approval from the MPSC.
We took an important step in our business plan in January 2007 by reinstating a quarterly dividend of $0.05 per share on our common stock, after a four-year suspension. For the nine months ended September 30, 2007, we paid $34 million in common stock dividends. We also resolved a long-outstanding litigation issue. In September 2007, we settled two class action lawsuits related to round-trip trading by CMS MST. We believe that eliminating this business uncertainty was in the best interests of our shareholders.
We also are in the process of restructuring our investment in DIG. This restructuring may involve renegotiation or possible buyout of the DIG power sales contracts as well as other measures. These options may require material cash payments. We believe that resolving the issues associated with the unfavorable supply contracts will allow us to maximize future benefits from our DIG investment.
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

CMS-5

Results of Operations
CMS Energy Consolidated Results of Operations

In Millions (except for per share amounts)
Three months ended September 30	2007	2006	Change

Net Income (Loss) Available to Common Stockholders	$82	$(103)	$185
Basic Earnings (Loss) Per Share	$0.37	$(0.47)	$0.84
Diluted Earnings (Loss) Per Share	$0.34	$(0.47)	$0.81

Electric Utility	$67	$93	$(26)
Gas Utility	(8)	(20)	12
Enterprises (Includes the MCV Partnership and FMLP interests)	58	(133)	191
Corporate Interest and Other	(35)	(54)	19
Discontinued Operations	—	11	(11)

Net Income (Loss) Available to Common Stockholders	$82	$(103)	$185

For the three months ended September 30, 2007, our net income was $82 million, a $185 million increase compared to our 2006 third quarter net loss. Compared with the third quarter of 2006, net loss from our gas utility decreased, reflecting the positive effect of an MPSC gas rate order. At our Enterprises and Corporate segments, the positive impacts from the recognition of an insurance award, the recognition of a gain related to our sale of assets to Lucid, and the absence of a 2006 asset impairment charge more than offset the absence of a 2006 property tax refund at the MCV Partnership. Net income was negatively impacted by decreased Palisades-related earnings at our electric utility and the absence of earnings from discontinued operations.
Specific changes to net income available to common stockholders for the three months ended September 30, 2007 versus 2006 are:

In Millions

•	absence of a 2006 asset impairment of our investment in GasAtacama,	169
•	recognition of an insurance reimbursement related to the non-payment by the Argentine government of our ICSID award,	48
•	increase in earnings from our gas utility primarily due to the positive effect of an MPSC gas rate order,	12
•	recognition of a gain associated with the sale of our Argentine and Michigan assets to Lucid Energy,	11
•	increase in earnings from Enterprises primarily due to decreased operating and maintenance expenses, and mark-to-market gains at CMS ERM compared to losses in 2006, partially offset by the absence of earnings from equity method investments that were sold in 2007,	8
•	absence of a 2006 property tax refund at the MCV Partnership,	(26)
•	decreased Palisades-related earnings at our electric utility partially offset by lower operating and maintenance expenses, and	(26)
•	reduction in earnings from discontinued operations.	(11)

Total Change		$185

CMS-6

In Millions (except for per share amounts)
Nine months ended September 30	2007	2006	Change

Net Loss Available to Common Stockholders	$(100)	$(58)	$(42)
Basic Loss Per Share	$(0.45)	$(0.26)	$(0.19)
Diluted Loss Per Share	$(0.45)	$(0.26)	$(0.19)

Electric Utility	$158	$159	$(1)
Gas Utility	53	14	39
Enterprises (Includes the MCV Partnership and FMLP interests)	(173)	(215)	42
Corporate Interest and Other	(51)	(48)	(3)
Discontinued Operations	(87)	32	(119)

Net Loss Available to Common Stockholders	$(100)	$(58)	$(42)

For the nine months ended September 30, 2007, our net loss was $100 million, a $42 million increase in net loss compared to 2006. Compared with the nine months ended September 30, 2006, net income from our gas and electric utilities increased, reflecting the positive effect of an MPSC gas rate order, an increase in gas deliveries due to weather, and lower operating and maintenance expenses. These impacts were partially offset by decreased Palisades-related earnings at our electric utility. At our Enterprises and Corporate segments, the positive impacts from a reduction in net asset impairment charges, and gains from mark-to-market activity compared to losses in 2006, more than offset the net negative impact of taxes and the absence of earnings from equity investments sold in 2007. Net income was negatively impacted by activities associated with discontinued operations as the net loss on the disposal of international businesses in 2007 replaced earnings recorded for these businesses in 2006.

CMS-7

Specific changes to net loss available to common stockholders for the nine months ended September 30, 2007 versus 2006 are:

In Millions

•	impairments of our investments in TGN, GasAtacama, Jamaica, and PowerSmith,	$(181)
•	impact of activities associated with discontinued operations as the net loss on the disposal of international businesses in 2007 replaced earnings recorded for these businesses in 2006,	(119)
•	absence of tax benefits recorded at Corporate and Enterprises in 2006 from the resolution of an IRS income tax audit,	(54)
•	the establishment of a tax provision on the cumulative undistributed earnings of foreign subsidiaries sold in 2007, compared to tax benefits recorded in 2006,	(67)
•	absence of earnings from our equity method investments that were sold in 2007,	(17)
•	absence of an insurance reimbursement received for previously incurred legal expenses,	(15)
•	premiums paid on the early retirement of corporate debt,	(6)
•	absence of a 2006 GasAtacma impairment,	169
•	reduction to our corporate deferred tax valuation allowances associated with capital loss carryforwards and foreign basis differences primarily due to the sale of international businesses in 2007 compared to an increase in the valuation allowance in 2006,	94
•	recognition of an insurance reimbursement related to the non-payment by the Argentine government of our ICSID award,	48
•	increase in earnings at our gas and electric utility segments,	38
•	absence of mark-to-market losses net of operating earnings from our investment in the MCV Partnership, and	35
•	additional increase in earnings at Enterprises primarily due to mark-to-market gains at CMS ERM compared to losses in 2006 and gains associated with asset sales.	33

Total Change		$(42)

CMS-8

ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
September 30	2007	2006	Change

Three months ended	$67	$93	$(26)
Nine months ended	$158	$159	$(1)

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Reasons for the change:	vs. 2006	vs. 2006

Electric deliveries	$(6)	$26
Surcharge revenue	3	11
Palisades revenue to PSCR	(50)	(91)
Power supply costs and related revenue	(6)	(18)
Other operating expenses, other income, and non-commodity revenue	33	97
General taxes	(7)	(14)
Interest charges	(7)	(13)
Income taxes	14	1

Total change	$(26)	$(1)

Electric deliveries: For the three months ended September 30, 2007, electric delivery revenues decreased $6 million versus 2006, as deliveries to end-use customers were 10.5 billion kWh, a decrease of less than 0.1 billion kWh or less than 1 percent versus 2006. The decrease in electric deliveries for the three months ended September 30, 2007 is primarily due to unfavorable weather. For the nine months ended September 30, 2007, electric delivery revenues increased $26 million versus 2006, as deliveries to end-use customers were 29.5 billion kWh, an increase of 0.5 billion kWh or 2 percent versus 2006. The increase in electric deliveries for the nine months ended September 30, 2007 is primarily due to favorable weather.
Surcharge revenue: In the first quarter of 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. The surcharge factors increased in January 2007 pursuant to a MPSC order. The increase in the surcharge factors increased electric delivery revenue by $3 million for the three months ended September 30, 2007 and $11 million for the nine months ended September 30, 2007 versus 2006.
Palisades revenue to PSCR: As a result of the sale of Palisades, electric revenue of $50 million for the three months ended September 30, 2007 and $91 million for the nine months ended September 30, 2007, related to Palisades rate base is now designated toward recovery of PSCR costs.
Power supply costs and related revenue: PSCR revenue decreased by $6 million for the three months ended September 30, 2007 and $18 million for the nine months ended September 30, 2007 versus 2006. These decreases primarily reflect amounts excluded from recovery in the 2006 PSCR Reconciliation case. A portion of these excluded costs are instead being recovered through Electric Delivery Revenue. The decrease also reflects the absence, in 2007, of an increase in Power Supply Revenue associated with the 2005 PSCR Reconciliation case.

CMS-9

Other operating expenses, other income and non-commodity revenue: For the three months ended September 30, 2007, other operating expenses decreased $30 million, other income increased $10 million, and non-commodity revenue decreased $7 million versus 2006. For the nine months ended September 30, 2007, other operating expenses decreased $79 million, other income increased $26 million, and non-commodity revenue decreased $8 million versus 2006.
The decrease in other operating expenses was primarily due to lower operating and maintenance expense, including reductions to certain workers’ compensation and injuries and damages expense. These decreases were offset partially by higher depreciation and amortization expense. Operating and maintenance expense decreased primarily due to the absence, in 2007, of costs incurred in 2006 related to a planned refueling outage at Palisades, and lower overhead line maintenance, and storm restoration costs. Also contributing to the decrease was the sale of Palisades in April 2007. Depreciation and amortization expense increased due to higher non-nuclear plant in service and greater amortization of certain regulatory assets.
For the three months ended September 30, 2007, the increase in other income was primarily due to higher interest income mainly due to the proceeds from the sale of Palisades and equity infusions from the parent. For the nine months ended September 30, 2007, the increase in other income was primarily due to higher interest income and higher income associated with our Section 10d(4) Regulatory Asset. The increase on our Section 10d(4) Regulatory Asset reflects the absence, in 2007, of the impact of the MPSC’s final order in this case.
General taxes: For the three months ended September 30, 2007, general tax expense increased primarily due to higher property tax and MSBT tax expense. For the nine months ended September 30, 2007, general tax expense increased primarily due to higher property tax, sales and use tax expense, and MSBT tax expense.
Interest charges: For the three months ended September 30, 2007, interest charges increased $7 million versus 2006. For the nine months ended September 30, 2007, interest charges increased $13 million versus 2006. The increase was primarily due to interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balance.
Income taxes: For the three months and nine months ended September 30, 2007, income taxes decreased versus 2006 primarily due to lower earnings.

CMS-10

GAS UTILITY RESULTS OF OPERATIONS

In Millions
September 30	2007	2006	Change

Three months ended	$(8)	$(20)	$12
Nine months ended	$53	$14	$39

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Reasons for the change:	2007 vs. 2006	2007 vs. 2006

Gas deliveries	$5	$22
Gas rate increase	11	56
Gas wholesale and retail services, other gas revenues and other income	3	13
Operation and maintenance	(2)	(22)
General taxes and depreciation	(4)	(10)
Interest charges	3	2
Income taxes	(4)	(22)

Total change	$12	$39

Gas deliveries: For the three months ended September 30, 2007, gas deliveries decreased less than 1 bcf or 1 percent versus 2006. Despite lower gas deliveries, gas delivery revenue increased by $5 million due to higher estimated system efficiency.
For the nine months ended September 30, 2007, gas delivery revenues increased by $22 million versus 2006 as gas deliveries, including miscellaneous transportation to end-use customers, were 207 bcf, an increase of 18 bcf or 9 percent. The increase in gas deliveries was primarily due to favorable weather.
Gas rate increases: In November 2006, the MPSC issued an order authorizing an annual rate increase of $81 million. In August 2007, the MPSC issued an order authorizing an annual rate increase of $50 million. As a result of these orders, gas revenues increased $11 million for the three months ended September 30, 2007 and $56 million for the nine months ended September 30, 2007.
Gas wholesale and retail services, other gas revenues and other income: For the three and nine months ended September 30, 2007, the increase was primarily due to higher pipeline capacity optimization revenue.
Operation and maintenance: For the three months and nine months ended September 30, 2007, operation and maintenance expenses increased versus 2006 primarily due to higher uncollectible accounts expense and contributions, beginning in November 2006 pursuant to a November 2006 MPSC order, to a fund that provides energy assistance to low-income customers.
General taxes and depreciation: For the three months ended September 30, 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes primarily reflects higher property tax expense and MSBT tax expense. For the nine months ended September 30, 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes primarily reflects higher property tax expense.
Interest charges: For the three months and nine months ended September 30, 2007, interest charges reflect lower average debt levels versus 2006.

CMS-11

Income taxes: For the three and nine months ended September 30, 2007, income taxes increased versus 2006 primarily due to higher earnings by the gas utility.
ENTERPRISES RESULTS OF OPERATIONS

In Millions
September 30	2007	2006	Change

Three months ended	$58	$(133)	$191
Nine months ended	$(173)	$(215)	$42

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Reasons for the change:	vs. 2006	vs. 2006

Operating revenues	$17	$24
Cost of gas and purchased power	1	20
Earnings from equity method investees	(19)	(26)
Gain on sale of assets	18	16
Operation and maintenance	13	7
General taxes, depreciation, and other income, net	6	6
Asset impairment, net of insurance reimbursement	288	25
Fixed charges	4	9
Minority interest	(6)	(6)
Income taxes	(103)	(68)
The MCV Partnership	(28)	35

Total change	$191	$42

Operating revenues: For the three months ended September 30, 2007, operating revenues increased $17 million versus 2006 primarily due to $22 million of mark-to-market gain in power and gas contracts compared to losses on such items in 2006 at CMS ERM. Partially offsetting these increases were decreases of $5 million in third party power and gas sales.
For the nine months ended September 30, 2007, operating revenues increased $24 million versus 2006 primarily due to higher revenues at CMS ERM resulting from mark-to-market gains of $89 million on power and gas contracts compared to losses on such items in 2006 and increased power sales of $25 million. These were offset partially by the write off of $40 million derivative assets associated with the Quicksilver contract that was voided by the trial judge in May 2007, absence of 2006 third party financial settlements of $22 million, and decreased third party gas sales of $28 million.
Cost of gas and purchased power: For the nine months ended September 30, 2007, cost of gas and purchased power decreased $20 million versus 2006. The decrease was primarily due to a decrease of $32 million in power purchases from the MISO market, offset partially by higher cost of gas of $12 million resulting from increased usage and higher prices.
Earnings from equity method investees: For the three months ended September 30, 2007, earnings from equity method investees decreased by $19 million versus 2006. The decrease was due to the absence of $17 million of earnings associated with our investments in Africa, the Middle East and India that were sold in May 2007 and a $2 million reduction in earnings associated with our investment in GasAtacama.

CMS-12

For the nine months ended September 30, 2007 earnings from equity method investees decreased by $26 million versus 2006. The decrease was due to the absence of $41 million of earnings associated with sale of our investments in Africa, the Middle East and India in May 2007, and a $5 million reduction in earnings associated with our investment in GasAtacama due to the shortage of gas from Argentina, offset by the absence in 2007 of a $20 million provision for higher foreign taxes in Argentina recorded in 2006.
Gain on sale of assets: For the three months ended September 30, 2007, the net gain on asset sales was $18 million. $17 million of the net gain resulted from the settlement of certain legal proceedings associated with the sale of our Argentine and Michigan assets to Lucid Energy. We also recorded $1 million in gains from the sale of various assets at CMS ERM. There were no gains or losses on asset sales for the three months ended September 30, 2006. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
For the nine months ended September 30, 2007, the net gain on asset sales was $16 million. The net gain consisted of $34 million from the sale of our equity investment in El Chocon to Endesa S.A. and $1 million in gains from the sale of various assets at CMS Energy. These gains were partially offset by a $14 million net loss on the sale of our equity investments in Africa, the Middle East and India to TAQA and a $5 million net loss on the sale of our Argentine and Michigan assets to Lucid Energy. There were no gains or losses on asset sales for the nine months ended September 30, 2006. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
Operation and maintenance: For the three months ended September 30, 2007, operation and maintenance expenses decreased $13 million versus 2006 due to the absence, in 2007, of a $6 million loss recorded on the termination of the remaining prepaid gas contracts at CMS ERM, reimbursement of $3 million in arbitration costs at CMS Gas Transmission, and a $4 million net reduction in other expenses primarily due to the absence of expenses associated with assets sold during the first six months of 2007.
For the nine months ended September 30, 2007, operation and maintenance expenses decreased $7 million versus 2006 due to the absence, in 2007, of a $6 million loss recorded on the termination of the remaining prepaid gas contracts at CMS ERM, reimbursement of $3 million in arbitration costs at CMS Gas Transmission, partially offset by a $2 million net increase in other expenses primarily due to expenses associated with assets sold during the first six months of 2007.
General taxes, depreciation, and other income, net: For the three months ended September 30, 2007, the net of general taxes, depreciation, and other income increased operating income by $6 million versus 2006 due to lower accretion expense related to the termination of the prepaid gas contracts at CMS ERM.
For the nine months ended September 30, 2007, the net of general taxes, depreciation, and other income increased operating income by $6 million versus 2006 due to lower accretion expense of $4 million related to the termination of the prepaid gas contracts at CMS ERM, and lower expense due to asset sales of $2 million.
Asset impairment charges, net of insurance reimbursement: For the three months ended September 30, 2007, asset impairment charges, net of insurance reimbursement, decreased $288 million versus 2006. The decrease in impairment charges relates to a $75 million credit recorded in September 2007 to recognize a prior insurance award associated with our ownership interest in TGN, and the absence, in 2007, of a $213 million impairment of our equity investment in GasAtacama and related notes receivable recorded in 2006. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
For the nine months ended September 30, 2007, asset impairment charges, net of insurance reimbursement, decreased $25 million versus 2006. For the nine months ended September 30, 2007, we recorded net impairment charges of $204 million that included $277 million of charges for the reduction in fair value of our investments in TGN, Jamaica, GasAtacama and PowerSmith, and a $75 million credit to recognize a

CMS-13

prior insurance award associated with our ownership interest in TGN. For the nine months ended September 30, 2006, we recorded a $212 million charge for the reduction in the fair value of our equity investment in GasAtacama and related notes receivable. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
Fixed charges: For the three and nine months ended September 30, 2007, fixed charges decreased due to lower interest expenses from subsidiary debt due to asset sales in 2007.
Minority Interest: The allocation of profits to minority owners decreases our net income, and the allocation of losses to minority owners increases our net income. For the three months ended September 30, 2007, minority owners shared in a portion of the profits at our subsidiaries. For the three months ended September 30, 2006, minority owners shared in a portion of losses at our subsidiaries.
For the nine months ended September 30, 2007, minority owners shared in a portion of greater profits at our subsidiaries versus profits shared in 2006.
Income taxes: For the three months ended September 30, 2007, income tax expense increased $103 million versus 2006. The increase reflects $113 million of tax expense on higher earnings and the absence of $4 million in tax benefits recorded in 2006 related to foreign subsidiaries subsequently sold in 2007, offset by $14 million of tax benefit primarily related to lower tax reserves in 2007.
For the nine months ended September 30, 2007, income tax expense increased $68 million versus 2006. The increase reflects the $68 million net increase in tax expense on earnings associated with the recognition of previously unremitted foreign earnings of subsidiaries sold in 2007. Also increasing tax expense was $26 million of tax expense on higher earnings. These expenses were offset by $26 million of tax benefits primarily related to lower tax reserves in 2007.
The MCV Partnership: Due to the November 2006 sale of our ownership interests in the MCV Partnership, we have condensed their consolidated results of operations for the three and nine months ended September 30, 2007 for discussion purposes. The decrease in losses from our ownership interest in the MCV Partnership is primarily due to the absence, in 2007, of mark-to-market losses on certain long-term contracts and financial hedges.
CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
September 30	2007	2006	Change

Three months ended	$(35)	$(54)	$19
Nine months ended	$(51)	$(48)	$(3)

For the three months ended September 30, 2007, corporate interest and other net expenses were $35 million, a decrease of $19 million versus 2006. The $19 million decrease primarily reflects the absence, in 2007, of a portion of the reduction in fair value of our investment in GasAtacama recognized in 2006 and reduced interest expense due to lower debt levels in 2007. Partially offsetting the decrease were premiums on the early retirement of CMS Energy debt paid in 2007.
For the nine months ended September 30, 2007, corporate interest and other net expense were $51 million, an increase of $3 million versus 2006. The $3 million increase primarily reflects the absence, in 2007, of a tax benefit due to the resolution of an IRS income tax audit, higher income tax expense in 2007, and the absence of an insurance reimbursement received in June 2006 for previously incurred legal expenses. Also contributing to the increase was the recognition of a portion of the reduction in fair value of our investment in GasAtacama and premiums paid on the early retirement of CMS Energy

CMS-14

debt in June 2007. Partially offsetting the increase was the reduction of certain deferred tax valuation allowances in March 2007 that were no longer required due to the sale of our international operations.
Discontinued Operations: For the three months ended September 30, 2007, there was no net income from discontinued operations compared to net income of $11 million in 2006.
For the nine months ended September 30, 2007, the net loss from discontinued operations was $87 million compared to $32 million in net income in 2006. The $119 million change is primarily due to the net loss on the disposal of international businesses in 2007, which replaced earnings recorded for these businesses in 2006.
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
Discontinued Operations: We have determined that certain consolidated subsidiaries meet the criteria of assets held for sale under SFAS No. 144. At December 31, 2006, these subsidiaries included our Argentine businesses sold in March 2007, a majority of our Michigan non-utility businesses sold in March 2007, CMS Energy Brasil S.A., Takoradi, SENECA, and certain associated holding companies. There were no assets classified as held for sale at September 30, 2007. For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

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
To determine the fair value of our derivatives, we use information from external sources (i.e., quoted market prices and third party valuations), if available. For certain contracts, this information is not available and we use mathematical valuation models to value our derivatives. These models require various inputs and assumptions, including commodity market prices and volatilities, as well as interest rates and contract maturity dates. The following table summarizes the interest rate and volatility rate assumptions we used to value these contracts at September 30, 2007:

	Interest Rates (%)	Volatility Rates (%)

Electricity-related option contracts	3.6	68 — 113

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

CMS-16

CMS ERM Contracts: CMS ERM enters into and owns energy contracts that support CMS Energy’s ongoing operations. We include the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. The following tables provide a summary of these contracts at September 30, 2007:

			In Millions
	Non-Trading	Trading	Total

Fair value of contracts outstanding at December 31, 2006	$31	$(68)	$(37)
Fair value of new contracts when entered into during the period (a)	—	(1)	(1)
Contracts realized or otherwise settled during the period (b)	(6)	67	61
Other changes in fair value (c)	(26)	(12)	(38)

Fair value of contracts outstanding at September 30, 2007	$(1)	$(14)	$(15)

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
(c) Reflects changes in the fair value of contracts over the period, as well as increases or decreases to credit reserves. For CMS ERM’s non-trading contracts, this amount also reflects the rescission of a natural gas contract with Quicksilver. CMS ERM had recorded a derivative asset, representing cumulative unrealized mark-to-market gains, associated with this contract. See Note 3, Contingencies, “Other Contingencies — Quicksilver Resources, Inc.” for additional details.

Fair Value of Non-Trading Contracts at September 30, 2007					In Millions
	Total		Maturity (in years)
Source of Fair Value	Fair Value	Less than 1	1 to 3	4 to 5	Greater than 5

Prices actively quoted	$—	$—	$—	$—	$—
Prices obtained from external sources or based on models and other valuation methods	(1)	(1)	—	—	—

Total	$(1)	$(1)	$—	$—	$—

Fair Value of Trading Contracts at September 30, 2007					In Millions
	Total		Maturity (in years)
Source of Fair Value	Fair Value	Less than 1	1 to 3	4 to 5	Greater than 5

Prices actively quoted	$(3)	$(3)	$—	$—	$—
Prices obtained from external sources or based on models and other valuation methods	(11)	(9)	(2)	—	—

Total	$(14)	$(12)	$(2)	$—	$—

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

CMS-17

Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

		In Millions
	September 30, 2007	December 31, 2006

Variable-rate financing — before-tax annual earnings exposure	$2	$4
Fixed-rate financing — potential reduction in fair value (a)	181	193

(a)     Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.
Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

		In Millions
	September 30, 2007	December 31, 2006

Potential reduction in fair value:

Non-trading contracts
CMS ERM gas forward contracts	$—	$3

Trading contracts
Electricity-related option contracts	—	3
Electricity-related swaps	3	—
Gas-related option contracts	—	1
Gas-related swaps and futures	2	1

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

		In Millions
	September 30, 2007	December 31, 2006

Potential reduction in fair value of available-for-sale equity securities (primarily SERP investments):	$6	$6

For additional details on market risk and derivative activities, see Note 6, Financial and Derivative Instruments.
Other
Other accounting policies important to an understanding of our results of operations and financial condition include:
•	accounting for long-lived assets and equity method investments,

•	accounting for the effects of industry regulation,

•	accounting for pension and OPEB,

•	accounting for asset retirement obligations, and

•	accounting for nuclear decommissioning costs.
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
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At September 30, 2007, we had $1.293 billion consolidated cash, which includes $48 million of restricted cash and $4 million from entities consolidated pursuant to FIN 46(R).
Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the nine months ended September 30, 2007, Consumers paid $176 million in common stock dividends to CMS Energy.
Summary of Consolidated Statements of Cash Flows:

		In Millions
Nine months ended September 30	2007	2006

Net cash provided by (used in):
Operating activities	$(116)	$447
Investing activities	1,394	(436)

Net cash provided by operating and investing activities	1,278	11
Financing activities	(386)	(400)
Effect of exchange rates on cash	2	1

Net Increase (Decrease) in Cash and Cash Equivalents	$894	$(388)

Operating Activities: For the nine months ended September 30, 2007, net cash used in operating

CMS-19

activities was $116 million, an increase of $563 million versus 2006. The increase in cash used in operations was a result of the absence, in 2007, of the sale of accounts receivable combined with payments made to fund our pension plan and to settle a shareholder class action lawsuit. The absence of the return of funds formerly held as collateral under certain gas hedging arrangements and other timing differences also contributed to the increased use of cash from operations. These increases were offset partially by the absence of the MCV Partnership gas supplier funds on deposit and a decrease in expenditures for gas inventory, as the milder winter in 2006 allowed us to accumulate more gas in our storage facilities.
Investing Activities: For the nine months ended September 30, 2007, net cash provided by investing activities was $1.394 billion, an increase of $1.83 billion versus 2006. This increase was primarily due to proceeds from asset sales and proceeds from nuclear decommissioning trust funds. For additional details on asset sales, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
Financing Activities: For the nine months ended September 30, 2007, cash used in financing activities was $386 million, a decrease of $14 million versus 2006. This was primarily due to a decrease in debt payments offset by the payment of common stock dividends. For additional details on long-term debt activity, see Note 4, Financings and Capitalization.
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

CMS-20

financial assets provides a lower cost source of funding compared to unsecured debt. For additional details, see Note 4, Financings and Capitalization.
Outlook
CORPORATE OUTLOOK
Our business strategy will focus on continued investment in our utility business, reducing parent debt, and growing earnings while controlling operating costs.
Our primary focus with respect to our non-utility businesses is to optimize cash flow and maximize the value of our remaining assets. Our primary focus with respect to our utility business is to continue to invest in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, and maintain adequate supply and capacity.
In January 2007, we reinstated a quarterly dividend on our common stock after a four-year suspension at $0.05 per share. For the nine months ended September 30, 2007, we paid $34 million in common stock dividends. On October 26, 2007, we declared a dividend of $0.05 per share on our common stock payable November 30, 2007 to shareholders of record on November 9, 2007.
ELECTRIC UTILITY BUSINESS OUTLOOK
Growth: In 2007, we expect electric deliveries to grow about one percent compared to 2006 levels. The outlook for 2007 assumes a small decline in industrial economic activity and normal weather conditions throughout the remainder of the year.
Over the next five years, we expect electric deliveries to grow less than 1.5 percent per year. This outlook assumes a modestly growing customer base and a stabilizing Michigan economy after 2007. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to the following:
•	energy conservation measures,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.
Electric Customer Revenue Outlook: Michigan’s economy has been hampered by automotive manufacturing facility and related supplier closures and restructurings. The Michigan economy has also had limited growth in the non-automotive sector. Although our electric utility results are not dependent upon a single customer, or even a few customers, customers in the automotive sector represented five percent of our total 2006 electric revenue. We cannot predict the impact of the Michigan economy on our electric utility customers.
Electric Reserve Margin: We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2008 through 2010. As of September 30, 2007, we expect total 2007 capacity costs for these primarily seasonal electric capacity and energy contracts to be $17 million.

CMS-21

We are currently planning for a reserve margin of approximately 11 percent for summer 2008, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2008 supply resources target, we expect 85 percent to come from our electric generating plants and long-term power purchase contracts with other contractual arrangements making up the remainder of our supply resource needs for 2008. If the MPSC approves the Zeeland power plant purchase, we expect 95 percent of our 2008 supply resource target will be satisfied with our electric generating plants and long-term power purchase contracts, with other contractual arrangements making up the remainder of our supply resource needs for 2008. Our 15-year power purchase agreement with Entergy for 100 percent of the Palisades facility’s current electric output will offset the reduction in the owned capacity represented by the sale of Palisades in April 2007.
In September 2007, we exercised the regulatory-out provision in the MCV PPA, resulting in a reduction in the amount we pay to the MCV Partnership to equal the amount we are allowed to recover in the rates charged to customers. The MCV Partnership may, under certain circumstances, have the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 13 percent of our 2008 expected supply resources.
Electric Transmission Expenses: METC, which provides electric transmission service to us, increased substantially the transmission rates it charged us in 2006. The revenue collected by METC under those rates in 2006 was subject to refund. The parties filed a settlement agreement with the FERC, which was approved in August 2007. This settlement resulted in a refund of 2006 transmission charges of $18 million and a corresponding reduction of our power supply costs.
Electric transmission expenses are anticipated to increase in 2008 by $42 million due primarily to a 33 percent increase in rates charged to us by our major transmission provider. This increase is included in our 2008 PSCR Plan filed with the MPSC in September 2007.
In September 2007, the FERC approved a proposal from transmission owners and operators to include 100 percent of generator interconnection costs in our transmission rates. Previously, generator interconnection costs were split 50-50 between transmission owners and operators and generators. Consumers, Detroit Edison, the MPSC, and other parties filed a request for rehearing regarding the FERC’s order.
For additional details on power supply costs, see Note 3, Contingencies, “Consumers’ Electric Utility Rate Matters — Power Supply Costs.”
21st Century Electric Energy Plan: In January 2007, the then chairman of the MPSC proposed three major policy initiatives to the governor of Michigan. The initiatives involve the use of more renewable energy resources by all load-serving entities such as Consumers, the creation of an energy efficiency program, and a procedure for reviewing proposals to construct new generation facilities. The January proposal indicated that Michigan needs new base-load capacity by 2015 and recommended measures to make it easier to predict customer demand and revenues. The proposed initiatives will require changes to current legislation. We will continue to participate as the MPSC, legislature, and other stakeholders address future electric resource needs.
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

CMS-22

Energy Plan recommendation to adopt a new, up-front certification policy for major power plant investments.
In September 2007, as part of our Balanced Energy Initiative, we announced plans to build an 800 MW advanced clean coal plant at our Karn/Weadock Generating complex near Bay City, Michigan. We expect to use 500 MW of the plant’s output to serve Consumers’ customers and to commit the remaining 300 MW to others. We expect the plant to enter operation in 2015 with our share of the cost estimated at $1.3 billion excluding financing costs and $1.6 billion with financing costs.
There are several obstacles that must be cleared before construction of the proposed new clean coal plant, including:
•	repeal or significant reform of the Customer Choice Act,

•	obtaining environmental permits,

•	successful MPSC regulatory review and approval, and

•	obtaining property tax abatements.
In September 2007, we filed with the MPSC an updated Balanced Energy Initiative including our plan for construction of the new clean coal plant in order to start the regulatory review process for the new plant. In October 2007, we filed an application with the MDEQ for the environmental air quality permits required for the new plant. The Michigan Attorney General has filed a motion with the MPSC to dismiss the Balanced Energy Initiative case claiming that the MPSC lacks jurisdiction over the matter.
Proposed Power Plant Purchase: In May 2007, we reached an agreement with Broadway Gen Funding LLC, an affiliate of LS Power Group, to buy a 946 MW gas-fired power plant located in Zeeland, Michigan for $517 million. The power plant will help meet the growing energy needs of our customers. We expect to close on the purchase by early 2008, subject to the MPSC’s approval.
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
ELECTRIC UTILITY BUSINESS UNCERTAINTIES
Several electric business trends or uncertainties may affect our financial condition and future results of operations. These trends or uncertainties have, or had, or are reasonably expected to have, a material impact on revenues or income from continuing electric operations.
Electric Environmental Estimates: Our operations are subject to various state and federal environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.
Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations continues to be a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $880 million. From 1998 to present, we have incurred $784 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $96 million of capital expenditures will be made through 2011. These expenditures include installing selective catalytic reduction

CMS-23

control technology on four of our coal-fired electric generating units. The key assumptions in the capital expenditure estimate include:
•	construction commodity prices, especially construction material and labor,

•	project completion schedules,

•	cost escalation factor used to estimate future years’ costs of 2.6 percent, and

•	an AFUDC capitalization rate of 7.8 percent.
In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $2 million per year through 2011, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the electric generating plants emit nitrogen oxide.
Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet the nitrogen oxide requirements of this rule by year-round operation of our selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. We plan to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Our total cost for equipment installation is expected to reach approximately $740 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed at an estimated cost of $10 million per year, which we expect to recover from our customers through the PSCR process.
The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia by a number of utilities and other companies. Final briefs were submitted by September 5, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule was appealed to the U.S. Court of Appeals by a number of states and other entities. Final briefs were submitted by July 13, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
In April 2006, Michigan’s governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are working with the MDEQ on the details of this rule; however, we have developed preliminary cost estimates and a mercury emissions reduction scenario based on our best knowledge of control technology options and initially proposed requirements. We estimate costs associated with Phase I of the state’s mercury rule will be approximately $190 million by 2010 and an additional $320 million by 2015.

CMS-24

The following table compares the federal Clean Air Mercury Rule to the proposed state mercury rule:

	State and Federal	State and Federal
	Phase I	Phase II

Federal Clean Air Mercury Rule	30% reduction by 2010 with interstate trading of allowances	70% reduction by 2018 with interstate trading of allowances

Proposed State Mercury Rule	30% reduction by 2010 without interstate trading of allowances	90% reduction by 2015 without interstate trading of allowances

Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation would be re-examined. We cannot predict the financial impact or outcome of this issue.
Greenhouse Gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, we expect to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
On April 2, 2007, the U.S. Supreme Court ruled that the Clean Air Act gives the EPA the authority to regulate emissions of carbon dioxide and other greenhouse gases from automobiles. In its decision, the court ordered the EPA to revisit its finding that it has the discretion not to regulate greenhouse gas emissions from automobiles.
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
Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish harmed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court’s ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA’s reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.
For additional details on electric environmental matters, see Note 3, Contingencies, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Competition and Regulatory Restructuring: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2007, alternative electric suppliers were providing 311 MW of generation service to ROA customers.

CMS-25

This is 4 percent of our total distribution load and represents an increase of 1 percent of ROA load compared to September 30, 2006.
In November 2004, the MPSC issued an order allowing us to recover Stranded Costs incurred from 2002 through 2003 through a surcharge applied to ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers. If this trend continues, it will extend the time it takes to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends, which affect our ability to recover timely these Stranded Costs.
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
In July 2007, we also filed an amended application for rate relief that seeks the removal of costs associated with Palisades, the approval of partial and immediate rate relief for certain items, including the proposed purchase of the Zeeland power plant, and the approval of a plan to distribute excess proceeds from the sale of Palisades to customers. The case schedule will allow for an MPSC order on our Zeeland request and on our request for partial and immediate rate relief by the end of 2007 and a final rate order in mid-2008. We cannot predict the amount or timing of any MPSC decision on our requests.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, “Consumers’ Electric Utility Rate Matters.”
OTHER ELECTRIC UTILITY BUSINESS UNCERTAINTIES
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. The cost that we incur under the MCV PPA exceeded the recovery amount allowed by the MPSC until we exercised the regulatory-out provision in the MCV PPA in September 2007. This action limited our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. We incurred $39 million in underrecoveries in 2007. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a proceeding on this issue.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates the MCV PPA or reduces the amount of capacity sold under the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC requesting a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. Also, in May 2007, the MCV Partnership filed an application with the MPSC seeking approval to increase our recovery of costs incurred under the MCV PPA. We are unable to predict

CMS-26

the outcome of these requests. For additional details on the MCV PPA, see Note 3, Contingencies, “Other Consumers’ Electric Utility Contingencies — The MCV PPA.”
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price, subject to various closing adjustments, resulted in us receiving $363 million as of September 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we also paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
The MPSC order approving the Palisades transaction allowed us to recover the book value of Palisades. This results in us crediting estimated proceeds in excess of book value of $66 million to our customers from June 2007 through December 2008. After closing adjustments, which are subject to MPSC review, proceeds in excess of the book value were $77 million as of September 30, 2007. The MPSC order deferred ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. We transferred $252 million in trust fund assets to Entergy. We are crediting estimated excess decommissioning funds of $189 million to our retail customers from June 2007 through December 2008. Access to additional decommissioning fund balances above the estimates in the MPSC order resulted in excess decommissioning funds of $123 million as of September 30, 2007. We have proposed a plan to credit these balances to our retail customers and this plan is under review by the MPSC in our current electric rate case filing.
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
For additional details on the sale of Palisades and the Big Rock ISFSI, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.
GAS UTILITY BUSINESS OUTLOOK
Growth: In 2007, we project gas deliveries will decline slightly, on a weather-adjusted basis, from 2006 levels due to continuing conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to decline by less than one-half of one percent annually. Actual gas deliveries in future periods may be affected by:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels,

•	gas consumption per customer, and

•	improvements in gas appliance efficiency.

CMS-27

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
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 3, Contingencies, “Consumers’ Gas Utility Rate Matters — Gas Cost Recovery.”
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
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which would partially separate the collection of fixed costs from gas sales and enhance the utility’s ability to recover its fixed costs.
In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. The proposed Revenue Decoupling and Conservation Incentive Mechanism was not approved. On September 25, 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we included in our original filing. If approved in total, this would result in an additional rate increase of $9 million to be used to implement the energy efficiency program.
ENTERPRISES OUTLOOK
In 2007, we completed the sale of our international assets. Our primary focus with respect to our non-utility businesses is to optimize cash flow and maximize the value of our remaining assets.
We completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for $130 million in March 2007.

CMS-28

In connection with the sale of our Argentine and Michigan assets, we entered into agreements that grant Lucid Energy:
•	an option to buy CMS Gas Transmission’s ownership interest in TGN, subject to the rights of other third parties,

•	the right to certain proceeds that may be awarded and received by CMS Gas Transmission in connection with certain legal proceedings, and

•	the right to proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.
Under these agreements, we have essentially sold our rights to certain awards or proceeds that we may receive in the future. Of the total consideration received in the sale, we allocated $32 million to these agreements and recorded this amount as a deferred credit on our Consolidated Balance Sheets. Due to the settlement of certain legal proceedings in September 2007, a portion of CMS Gas Transmission’s obligations under these agreements has been satisfied. As such, we recognized $17 million of the deferred credit as a gain in September 2007.
We entered into an agreement to sell our investment in Jamaica to AEI for gross cash proceeds of $14 million in June 2007. We closed on the sale in October 2007.
Uncertainties: Trends or uncertainties that could have a material impact on our consolidated income, cash flows, or balance sheet and credit improvement include:
•	the outcome of ongoing negotiations to restructure the power supply agreements associated with our DIG power plant,

•	the impact of indemnity and environmental remediation obligations at Bay Harbor,

•	the outcome of certain legal proceedings,

•	the impact of representations, warranties, and related indemnities in connection with the sales of our international assets,

•	the outcome of the planned sale of other assets, and

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings.
Prairie State: In October 2006, we signed agreements with Peabody Energy to co-develop the Prairie State Energy Campus (Prairie State), a 1,600 MW power plant and coal mine in southern Illinois. In April 2007, we withdrew from Prairie State because it did not meet our investment criteria, including the level of power purchase agreements for our share of output from Prairie State.
DIG Supply Contracts: DIG and CMS ERM are parties to long-term requirements contracts to provide steam and (or) electricity based on a fixed price schedule. The price of natural gas, the primary fuel used by DIG, is volatile and has increased substantially in recent years. Because the prices charged under DIG’s contracts do not reflect current natural gas prices, DIG’s and CMS ERM’s financial performance has been impacted negatively. However, since not all of its capacity is committed under these contracts, DIG has been able to sell a portion of its electric capacity and (or) energy into the market at a profit, or, through CMS ERM, engage in a hedging strategy to minimize its losses. DIG and CMS ERM may take various actions such as seeking restructuring or buyout of the contracts, which may require material cash payments. If a restructuring or buyout is not possible, then continuing losses under the contracts could have a material adverse impact on our financial position and results of operations. CMS Energy may also take other measures to address the unfavorable returns, including the sale of DIG.

CMS-29

Other Outlook
Software Implementation: We are in the process of implementing new business software to replace existing business processes and information technology. The core business processes include finance, purchasing/supply chain, customer billing, human resources and payroll, and utility asset construction and maintenance work management. We intend the new business software, scheduled to be in production in the first half of 2008, to improve customer service, reduce risk, and increase flexibility.
Michigan Public Service Commission: During the third quarter of 2007, the Michigan governor appointed a new MPSC chairperson and a new MPSC Commissioner. We are unable to predict the impact of these appointments.
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
Michigan Tax Legislation: In July 2007, the Michigan governor signed Senate Bill 94, the Michigan Business Tax Act, which imposes a business income tax of 4.95 percent and a modified gross receipts tax of 0.8 percent. The bill provides for a number of tax credits and incentives geared toward those companies investing and employing in Michigan. The Michigan Business Tax, which is effective January 1, 2008, replaces the state’s current Single Business Tax that expires on December 31, 2007. In September 2007, the Michigan governor signed House Bill 5104, allowing additional deductions in future years against the business income portion of the tax. These future deductions are phased in over a 15-year period, beginning in 2015. As a result of the enactment of this tax, we recorded, on a consolidated basis, a net deferred tax liability of $113 million and a corresponding net deferred tax asset of $113 million.
In September 2007, Michigan’s governor also signed legislation expanding the state’s sales tax to certain services. The list of covered services includes certain services that we purchase from outside vendors and potentially services that we sell. This list includes, but is not limited to, certain consulting services, landscaping (which encompasses tree trimming), janitorial services, security guards and security systems.
The Michigan Business Tax and the expanded sales tax were enacted to replace the expiring Michigan Single Business Tax. We are currently evaluating the impact of the replacement of the Michigan Single Business Tax with these new taxes. We expect to recover the taxes that we pay from our customers, but we cannot predict the timeliness of such recovery.
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

CMS-30

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
As of the date of adoption of FIN 48, we had valuation allowances against certain U.S. and foreign deferred tax assets totaling $216 million and other uncertain tax positions of $31 million, resulting in total unrecognized benefits of $247 million. Of this amount, $217 million would result in a decrease in our effective tax rate, if recognized. We released $81 million of our valuation allowance in the first quarter of 2007, reducing our effective tax rate, due to the anticipated sales of our foreign investments. During the second quarter of 2007, we eliminated $63 million of valuation allowance attributable to additional foreign asset sales. This had no income impact, as an identical amount of deferred tax asset also expired. As we continue to market our foreign investments, it is reasonably possible that additional valuation allowance adjustments could be made.
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

CMS-31

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
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard will have a material effect on our financial statements.

CMS-32

CMS Energy Corporation
Consolidated Statements of Income (Loss)
(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Operating Revenue	$1,282	$1,288	$4,790	$4,404

Earnings from Equity Method Investees	—	19	36	63

Operating Expenses
Fuel for electric generation	130	224	326	587
Fuel costs mark-to-market at the MCV Partnership	—	28	—	226
Purchased and interchange power	390	205	1,079	476
Cost of gas sold	199	196	1,591	1,439
Other operating expenses	226	273	714	754
Maintenance	45	66	155	220
Depreciation and amortization	121	124	402	402
General taxes	53	(21)	176	103
Asset impairment charges, net of insurance recoveries	(76)	239	204	239

	1,088	1,334	4,647	4,446

Operating Income (Loss)	194	(27)	179	21

Other Income (Deductions)
Gain on asset sales, net	18	—	16	—
Interest and dividends	33	21	78	54
Regulatory return on capital expenditures	9	8	24	18
Foreign currency gain (loss), net	—	(2)	1	—
Other income	4	7	15	28
Other expense	(12)	(2)	(29)	(15)

	52	32	105	85

Fixed Charges
Interest on long-term debt	96	112	295	342
Interest on long-term debt — related parties	3	3	10	11
Other interest	14	6	36	19
Capitalized interest	(1)	(2)	(5)	(7)
Preferred dividends of subsidiaries	1	1	2	4

	113	120	338	369

Income (Loss) Before Minority Interests (Obligations), Net	133	(115)	(54)	(263)

Minority Interests (Obligations), Net	3	38	8	(33)

Income (Loss) Before Income Taxes	130	(153)	(62)	(230)

Income Tax Expense (Benefit)	46	(41)	(58)	(148)

Income (Loss) From Continuing Operations	84	(112)	(4)	(82)

Income (Loss) From Discontinued Operations, Net of Tax (Tax Benefit) of $-, $11, $(1), and $24	—	11	(87)	32

Net Income (Loss)	84	(101)	(91)	(50)
Preferred Dividends	2	2	8	8
Redemption Premium on Preferred Stock	—	—	1	—

Net Income (Loss) Available to Common Stockholders	$82	$(103)	$(100)	$(58)

The accompanying notes are an integral part of these statements.

CMS-33

	In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

CMS Energy
Net Income (Loss)
Net Income (Loss) Available to Common Stockholders	$82	$(103)	$(100)	$(58)

Basic Earnings (Loss) Per Average Common Share
Income (Loss) from Continuing Operations	$0.37	$(0.52)	$(0.06)	$(0.41)
Gain (Loss) from Discontinued Operations	—	0.05	(0.39)	0.15

Net Income (Loss) Attributable to Common Stock	$0.37	$(0.47)	$(0.45)	$(0.26)

Diluted Earnings (Loss) Per Average Common Share
Income (Loss) from Continuing Operations	$0.34	$(0.52)	$(0.06)	$(0.41)
Gain (Loss) from Discontinued Operations	—	0.05	(0.39)	0.15

Net Income (Loss) Attributable to Common Stock	$0.34	$(0.47)	$(0.45)	$(0.26)

Dividends Declared Per Common Share	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these statements.

CMS-34

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
September 30	2007	2006

		In Millions

Cash Flows from Operating Activities
Net loss	$(91)	$(50)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization, net of nuclear decommissioning of $4 and $3	407	418
Deferred income taxes and investment tax credit	(79)	(223)
Minority interests (obligations), net	(13)	(27)
Asset impairment charges, net of insurance recoveries	204	239
Fuel costs mark-to-market at the MCV Partnership	—	226
Regulatory return on capital expenditures	(24)	(18)
Capital lease and other amortization	41	34
Loss on the sale of assets	117	—
Earnings from equity method investees	(36)	(63)
Cash distributions from equity method investees	15	63
Pension contribution	(109)	(13)
Shareholder class action settlement	(125)	—
Changes in other assets and liabilities:
Decrease (increase) in accounts receivable and accrued revenues	(148)	340
Decrease (increase) in accrued power supply and gas revenue	52	(90)
Increase in inventories	(186)	(246)
Decrease in deferred property taxes	111	102
Decrease in accounts payable	(91)	(116)
Decrease in accrued taxes	(144)	(152)
Increase (decrease) in accrued expenses	(37)	35
Decrease in the MCV Partnership gas supplier funds on deposit	—	(159)
Decrease in other current and non-current assets	87	106
Increase (decrease) in other current and non-current liabilities	(67)	41

Net cash provided by (used in) operating activities	(116)	447

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(523)	(477)
Cost to retire property	(18)	(41)
Restricted cash and restricted short-term investments	34	125
Investments in nuclear decommissioning trust funds	(1)	(20)
Proceeds from nuclear decommissioning trust funds	333	20
Maturity of the MCV Partnership restricted investment securities held-to-maturity	—	119
Purchase of the MCV Partnership restricted investment securities held-to-maturity	—	(118)
Proceeds from sale of assets	1,696	—
Cash relinquished from sale of assets	(113)	—
Other investing	(14)	(44)

Net cash provided by (used in) investing activities	1,394	(436)

Cash Flows from Financing Activities
Proceeds from notes, bonds, and other long-term debt	476	72
Issuance of common stock	13	7
Retirement of bonds and other long-term debt	(769)	(433)
Redemption of preferred stock	(32)	—
Payment of common stock dividends	(34)	—
Payment of preferred stock dividends	(8)	(8)
Payment of capital lease and financial lease obligations	(14)	(23)
Debt issuance costs, financing fees, and other	(18)	(15)

Net cash used in financing activities	(386)	(400)

Effect of Exchange Rates on Cash	2	1

Net Increase (Decrease) in Cash and Cash Equivalents	894	(388)

Cash and Cash Equivalents, Beginning of Period	351	847

Cash and Cash Equivalents, End of Period	$1,245	$459

The accompanying notes are an integral part of these statements.

CMS-35

CMS Energy Corporation
Consolidated Balance Sheets

		In Millions
	September 30	December 31
ASSETS	2007	2006

	(Unaudited)
Plant and Property (At cost)
Electric utility	$7,945	$8,504
Gas utility	3,327	3,273
Enterprises	391	453
Other	34	33

	11,697	12,263
Less accumulated depreciation, depletion and amortization	4,117	5,194

	7,580	7,069
Construction work-in-progress	381	639

	7,961	7,708

Investments
Enterprises	20	556
Other	5	10

	25	566

Current Assets
Cash and cash equivalents at cost, which approximates market	1,245	249
Restricted cash at cost, which approximates market	48	71
Accounts receivable and accrued revenue, less allowances of $20 in 2007 and $25 in 2006	531	502
Notes receivable	80	48
Accrued power supply and gas revenue	104	156
Accounts receivable and notes receivable — related parties	2	62
Inventories at average cost
Gas in underground storage	1,301	1,129
Materials and supplies	83	87
Generating plant fuel stock	125	126
Regulatory assets — postretirement benefits	19	19
Deferred income taxes	—	155
Deferred property taxes	103	150
Assets held for sale	—	239
Price risk management assets	4	45
Prepayments and other	51	105

	3,696	3,143

Non-current Assets
Regulatory Assets
Securitized costs	479	514
Postretirement benefits	1,032	1,131
Customer Choice Act	158	190
Other	508	497
Nuclear decommissioning trust funds	—	602
Deferred income taxes	123	—
Notes receivable	152	137
Notes receivable — related parties	—	125
Assets held for sale	—	412
Price risk management assets	—	19
Other	170	327

	2,622	3,954

Total Assets	$14,304	$15,371

CMS-36

		In Millions
	September 30	December 31
STOCKHOLDERS’ INVESTMENT AND LIABILITIES	2007	2006

	(Unaudited)
Capitalization
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 225.1 shares and 222.8 shares, respectively	$2	$2
Other paid-in capital	4,476	4,468
Accumulated other comprehensive loss	(136)	(318)
Retained deficit	(2,070)	(1,918)

	2,272	2,234

Preferred stock of subsidiary	44	44
Preferred stock	250	261

Long-term debt	5,390	6,200
Long-term debt — related parties	178	178
Non-current portion of capital and finance lease obligations	226	42

	8,360	8,959

Minority Interests	50	52

Current Liabilities
Current portion of long-term debt, capital and finance leases	997	563
Notes payable	1	2
Accounts payable	392	481
Accrued rate refunds	29	37
Accounts payable — related parties	—	2
Accrued interest	96	126
Accrued taxes	155	301
Regulatory liabilities	176	—
Deferred income taxes	172	—
Argentine currency impairment reserve	197	—
Legal settlement liability	—	200
Liabilities held for sale	—	144
Price risk management liabilities	17	70
Other	217	230

	2,449	2,156

Non-current Liabilities
Regulatory Liabilities
Regulatory liabilities for cost of removal	1,250	1,166
Income taxes, net	554	539
Other regulatory liabilities	213	249
Postretirement benefits	947	1,066
Deferred income taxes	—	123
Deferred investment tax credit	59	62
Asset retirement obligation	97	498
Liabilities held for sale	—	59
Price risk management liabilities	2	31
Other	323	411

	3,445	4,204

Commitments and Contingencies (Notes 3, 4 and 6)

Total Stockholders’ Investment and Liabilities	$14,304	$15,371

The accompanying notes are an integral part of these statements.

CMS-37

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,477	4,452	4,468	4,436
Common stock issued	4	10	26	25
Common stock repurchased	(5)	(1)	(5)	(1)
Common stock reissued	—	—	6	1
Redemption of preferred stock	—	—	(19)	—

At end of period	4,476	4,461	4,476	4,461

Accumulated Other Comprehensive Loss
Retirement Benefits Liability
At beginning of period	(23)	(19)	(23)	(19)
Unrealized gain on retirement benefits (a)	1	—	1	—

At end of period	(22)	(19)	(22)	(19)

Investments
At beginning of period	16	10	14	9
Unrealized gain on investments (a)	—	2	2	3

At end of period	16	12	16	12

Derivative Instruments
At beginning of period	(1)	35	(12)	35
Unrealized loss on derivative instruments (a)	—	(22)	(3)	(22)
Reclassification adjustments included in net income (loss) (a)	—	(1)	14	(1)

At end of period	(1)	12	(1)	12

Foreign Currency Translation
At beginning of period	(129)	(308)	(297)	(313)
Sale of Argentine assets (a)	—	—	128	—
Sale of Brazilian assets (a)	—	—	36	—
Other foreign currency translations (a)	—	2	4	7

At end of period	(129)	(306)	(129)	(306)

Total Accumulated Other Comprehensive Loss	(136)	(301)	(136)	(301)

Retained Deficit
At beginning of period	(2,140)	(1,783)	(1,918)	(1,828)
Adjustment to initially apply FIN 48	—	—	(18)	—
Net income (loss) (a)	84	(101)	(91)	(50)
Preferred stock dividends declared	(2)	(2)	(8)	(8)
Common stock dividends declared	(12)	—	(34)	—
Redemption of preferred stock (a)	—	—	(1)	—

At end of period	(2,070)	(1,886)	(2,070)	(1,886)

Total Common Stockholders’ Equity	$2,272	$2,276	$2,272	$2,276

(a) Disclosure of Comprehensive Income (Loss):
Unrealized gain on retirement benefits, net of tax of $—, $—, $1, and $—, respectively	$1	$—	$1	$—
Unrealized gain on investments, net of tax of $1, $1, $2, and $1, respectively	—	2	2	3
Unrealized loss on derivative instruments, net of tax (tax benefit) of $—, $(7), $2, and $(14), respectively	—	(22)	(3)	(22)
Reclassification adjustments included in net income (loss), net of tax (tax benefit) of $—, $—, $7, and $(2), respectively	—	(1)	14	(1)
Sale of Argentine assets, net of tax of $68	—	—	128	—
Sale of Brazilian assets, net of tax of $20	—	—	36	—
Other foreign currency translations	—	2	4	7
Redemption of preferred stock, net of tax benefit of $1 in 2007	—	—	(1)	—
Net income (loss)	84	(101)	(91)	(50)

Total Comprehensive Income (Loss)	$85	$(120)	$90	$(63)

The accompanying notes are an integral part of these statements.

CMS-38

CMS Energy Corporation
Notes to Consolidated Financial Statements
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As such, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the presentation in the current year, including certain reclassifications to our Consolidated Financial Statements for discontinued operations. Therefore, the consolidated financial statements for the year ended December 31, 2006 and for the three and nine months ended September 30, 2006 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s Form 10-K for the year ended December 31, 2006 and the Form 8-K filed June 4, 2007 amending CMS Energy’s 2006 financial statements to reflect certain discontinued operations resulting from certain asset sales. Due to the seasonal nature of CMS Energy’s operations, the results as presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: Corporate Structure and Accounting Policies
Corporate Structure: CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of Consumers and Enterprises. Consumers is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged in primarily domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
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

CMS-39

the fair values of energy trading contracts that qualify as derivatives as revenues in the periods in which the changes occur.
Accounting for Legal Fees: We expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed. This policy also applies to fees incurred on behalf of employees and officers related to indemnification agreements; such fees are billed directly to us.
Accounting for MISO Transactions: MISO requires that we submit hourly day-ahead and real-time bids and offers for energy at locations across the MISO region. Consumers and CMS ERM account for MISO transactions on a net hourly basis in each of the real-time and day-ahead markets, and net transactions across all MISO energy market nodes at which they enter into transactions. To the degree we have made net purchases in a single hour, we report the net amount in the “Purchased and interchange power” line item of the Consolidated Statements of Income (Loss). To the degree we have made net sales in a single hour, we report the net amount in the “Operating Revenue” line item of the Consolidated Statements of Income (Loss). CMS ERM records billing adjustments when it receives invoices. Consumers records expense accruals for future adjustments based on historical experience, and reconciles accruals to actual expenses when invoices are received.
International Operations and Foreign Currency: Our previously owned subsidiaries and affiliates whose functional currency is not the U.S. dollar translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. We translate revenue and expense accounts of such subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. We show these foreign currency translation adjustments in the stockholders’ equity section on our Consolidated Balance Sheets. We include exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, in determining net income.
At September 30, 2007, the cumulative Foreign Currency Translation component of stockholders’ equity was $129 million, net of tax, which primarily represents currency losses in Argentina. The cumulative foreign currency loss due to the unfavorable exchange rate of the Argentine peso using an exchange rate of 3.149 pesos per U.S. dollar was $129 million, net of tax.
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
For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges.

CMS-40

Other Income and Other Expense: The following tables show the components of Other income and Other expense:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Other income
Interest and dividends — related parties	$—	$2	$—	$8
Electric restructuring return	—	1	1	3
Return on stranded and security costs	1	1	4	4
Nitrogen oxide allowance sales	—	1	—	7
Refund of surety bond premium	—	—	—	1
Gain on investment	3	—	7	—
All other	—	2	3	5

Total other income	$4	$7	$15	$28

In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Other expense
Accretion expense	$—	$—	$—	$(4)
Derivative loss on debt tender offer	—	—	(3)	—
Loss on reacquired and extinguished debt	(11)	—	(22)	(5)
Civic and political expenditures	(1)	(1)	(2)	(2)
Donations	—	—	—	(1)
All other	—	(1)	(2)	(3)

Total other expense	$(12)	$(2)	$(29)	$(15)

Reclassifications: We have reclassified certain prior period amounts on our Consolidated Financial Statements to conform to the presentation for the current period. These reclassifications did not affect consolidated net income (loss) or cash flow for the periods presented. The most significant of these reclassifications is related to certain subsidiaries reclassified as “held for sale” on our Consolidated Balance Sheets and activities of those subsidiaries as Income (Loss) From Discontinued Operations in our Consolidated Statements of Income (Loss). For additional details, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges, “Discontinued Operations.”
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

CMS-41

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
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard will have a material effect on our financial statements.
2: Asset Sales, Discontinued Operations and Impairment Charges
Asset Sales
The impacts of our asset sales are included in Gain on asset sales, net and Income (Loss) from Discontinued Operations in our Consolidated Statements of Income (Loss). There were no asset sales for the nine months ended September 30, 2006.
We completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy for gross cash proceeds of $130 million in March 2007. The $301 million pretax loss on sale includes a $279 million loss in discontinued operations and a $22 million loss in continuing operations.
In connection with the sale of our Argentine and Michigan assets, we entered into agreements that grant Lucid Energy:
•	an option to buy CMS Gas Transmission’s ownership interest in TGN, subject to the rights of other third parties,

CMS-42

•	the right to certain proceeds that may be awarded and received by CMS Gas Transmission in connection with certain legal proceedings, and

•	the right to proceeds that Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.
Under these agreements, we have essentially sold our rights to certain awards or proceeds that we may receive in the future. Of the total consideration received in the sale, we allocated $32 million to these agreements and recorded this amount as a deferred credit on our Consolidated Balance Sheets. Due to the settlement of certain legal proceedings in September 2007, a portion of CMS Gas Transmission’s obligations under these agreements has been satisfied. As such, we recognized $17 million of the deferred credit as a gain in September 2007.
We also sold our interest in El Chocon, an Argentine hydroelectric generating business, to Endesa, S.A. for gross cash proceeds of $50 million in March 2007. We recorded a $34 million pretax gain in continuing operations.
We sold our ownership interest in SENECA and certain associated generating equipment to PDVSA, which is owned by the Bolivarian Republic of Venezuela, for gross cash proceeds of $106 million in April 2007. We recorded a $46 million pretax gain in discontinued operations.
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
We sold our investment in GasAtacama to Endesa S.A. for gross cash proceeds of $80 million in August 2007. There was no gain or loss on the sale.
For the nine months ended September 30, 2007, the following table summarizes asset sales that did not meet the definition of, and therefore were not reported as, discontinued operations:

In Millions
		Pretax	After-tax
Date sold	Business/Project	Gain (Loss)	Gain (Loss)

March	El Chocon	$34	$22
March	TGM and Bay Area Pipeline (a)	(22)	(14)
May	Middle East, Africa and India businesses (b)	(16)	(12)
August	GasAtacama	—	—
September	Sale of award rights (a)	17	11
Various	Other	3	2

	Total gain on asset sales	$16	$9

(a)	Included in the $130 million sale to Lucid Energy.

(b)	Included in the $900 million sale to TAQA.

CMS-43

Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. Due to various closing adjustments such as working capital and capital expenditure adjustments and nuclear fuel usage and inventory adjustments, we have received $363 million in proceeds as of September 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. At closing, we transferred $252 million in decommissioning trust fund balances to Entergy. We are crediting excess decommissioning funds of $189 million to our retail customers from June 2007 through December 2008 and have recorded this obligation, plus interest, as a regulatory liability on our Consolidated Balance Sheets. Modification to the terms of the transaction allowed us immediate access to additional excess decommissioning trust funds of $123 million as of September 30, 2007. We have proposed a plan to credit these excess decommissioning fund balances to our retail customers. This plan is under review by the MPSC in our current electric rate case filing. We recorded this balance, plus interest, as a regulatory liability on our Consolidated Balance Sheets.
The MPSC order approving the Palisades transaction allows us to recover the book value of Palisades, which we estimated at $314 million. As a result, we are crediting proceeds in excess of book value of $66 million to our retail customers from June 2007 through December 2008. After closing adjustments, which are subject to MPSC review, proceeds in excess of the book value were $77 million as of September 30, 2007. We deferred the gain as a regulatory liability. The MPSC order put off ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until our next general rate case. We deferred these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.
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

CMS-44

The following table summarizes the impacts of the Palisades and the Big Rock ISFSI transaction:

In Millions
	MPSC Order	Estimated
	Customer	Closing	Total
Customer Benefits	Benefits Estimate	Adjustments	Benefits

Purchase price	$380	$(7)	$373
Less: Book value of Palisades	314	(18)	296

Excess proceeds	66	11	77
Excess decommissioning trust funds	189	123	312

Total customer benefits	$255	$134	$389

Total
Deferred Costs	Costs

NMC exit fee	$7
Forfeiture of the NMC investment	5
Selling expenses	14

Total transaction costs	26
Big Rock ISFSI operation and maintenance fee to Entergy	30

Regulatory asset, as of September 30, 2007	$56

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
As a financing, the Palisades plant remains on our Consolidated Balance Sheets and we continue to depreciate it. We recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades power purchase agreement. The value of the finance obligation was based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the Palisades plant asset under the financing. As of September 30, 2007, the financing obligation was $190 million. We estimate future payments of $13 million per year over the next five years.
Subsequent Asset Sale: We entered into an agreement to sell our investment in Jamaica to AEI for gross cash proceeds of $14 million in June 2007. We closed on the sale in October 2007.

CMS-45

Discontinued Operations
In accordance with SFAS No. 144, our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of our consolidated subsidiaries that meet the criteria of discontinued operations. The assets and liabilities of these subsidiaries have been classified as “Assets held for sale” and “Liabilities held for sale” on our December 31, 2006 consolidated balance sheets. Subsidiaries classified as “held for sale” at December 31, 2006 include our Argentine businesses, a majority of our Michigan non-utility gas businesses, CMS Energy Brasil S.A., SENECA, Takoradi, and certain associated holding companies. At September 30, 2007, there were no subsidiaries classified as “held for sale” due to the completion of these sales in the first and second quarters of 2007.
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

CMS-46

Our discontinued operations contain the activities of the subsidiaries classified as “held for sale” as well as those disposed of for the nine months ended September 30, 2007 and are a component of our Enterprises business segment. We reflect the following amounts in the Income (Loss) From Discontinued Operations line in our Consolidated Statements of Income (Loss):

In Millions
Three months ended September 30	2007	2006

Revenues	$—	$174

Pretax income from discontinued operations	$—	$22
Income tax expense	—	11

Income From Discontinued Operations	$—	$11

In Millions
Nine months ended September 30	2007		2006

Revenues	$235		$486

Pretax income (loss) from discontinued operations	$(88)		$56
Income tax expense (benefit)	(1	)(a)	24

Income (Loss) From Discontinued Operations	$(87	)(b)	$32

(a)	Includes a $5 million additional charge related to foreign earnings repatriated in March 2007.

(b)	Includes a loss on disposal of our Argentine and northern Michigan non-utility assets of $279 million ($171 million after-tax and after minority interest), a gain on disposal of SENECA of $46 million ($33 million after-tax and after minority interest), a gain on disposal of our ownership interest in businesses in the Middle East, Africa, and India of $96 million ($62 million after-tax), and a gain on disposal of CMS Energy Brasil S.A. of $3 million ($2 million after-tax).
Income (Loss) From Discontinued Operations includes a provision for anticipated closing costs and a portion of CMS Energy’s parent company interest expense. Interest expense of $7 million for the nine months ended September 30, 2007 and $12 million for the nine months ended September 30, 2006 has been allocated based on the net book value of the asset to be sold divided by CMS Energy’s total capitalization of each discontinued operation multiplied by CMS Energy’s interest expense.
Impairment Charges
The table below summarizes our asset impairments:

In Millions
	Pretax	After-tax	Pretax	After-tax
Nine months ended September 30	2007	2007	2006	2006

Asset impairments:
Enterprises:
TGN (a)	$140	$91	$—	$—
GasAtacama (b)	35	23	239	169
Jamaica (c)	22	14	—	—
PowerSmith (d)	5	3	—	—
Prairie State (e)	2	1	—	—

Total asset impairments	$204	$132	$239	$169

(a)	In the first quarter of 2007, we recorded a $215 million impairment charge to recognize the reduction in fair value of our investment in TGN, a natural gas business in Argentina. The

CMS-47

impairment included a cumulative net foreign currency translation loss of approximately $197 million.

In December 2005, certain insurance underwriters paid $75 million to CMS Gas Transmission in respect of their insurance obligations resulting from the non-payment of the ICSID arbitration award. We recorded this payment as a deferred credit on our Consolidated Balance Sheets because of a contingent obligation to refund the proceeds if the arbitration decision was annulled. In September 2007, the contingent repayment obligation was eliminated by agreement. Later that month, a separate arbitration panel ruling on the annulment issue upheld the prior ICSID award. As a result, we recognized the $75 million deferred credit in Asset impairment charges, net of insurance recoveries on our Consolidated Statements of Income (Loss). For additional details on this settlement, see Note 3, Contingencies, “Other Contingencies — Argentina.”

We will maintain our interest in TGN, which remains subject to a potential sale to the government of Argentina or some other disposition.

(b)	In August 2006, a major gas supplier notified GasAtacama that it would no longer deliver gas to GasAtacma due to the Argentine government’s decision to increase the cost of its gas exports using a special tax. We performed an impairment analysis to determine the fair value of our investment in GasAtacama and concluded that the fair value was lower than the carrying amount and that this decline was other than temporary. We recorded an impairment charge in the third quarter of 2006. As a result, our consolidated net income was reduced by $169 million after considering tax effects and minority interest.

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

CMS-48

defense costs for the remaining two individuals in accordance with existing indemnification policies. Those two individuals filed a motion to dismiss the SEC action, which was denied.
Securities Class Action Lawsuits: Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the “Shareholder Action”), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy’s business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of “all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby.” The court excluded purchasers of CMS Energy’s 8.75 percent Adjustable Convertible Trust Securities (“ACTS”) from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the “ACTS Action”) against the same defendants named in the Shareholder Action. The settlement described in the following paragraph has resolved both the Shareholder and ACTS Actions.
On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the “MOU”), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. Under the terms of the MOU, the litigation was settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy made a payment of approximately $123 million plus interest on the settlement amount on September 20, 2007. CMS Energy’s insurers paid $77 million, the balance of the settlement amount. In entering into the MOU, CMS Energy made no admission of liability under the Shareholder Action and the ACTS Action. The parties executed a Stipulation and Agreement of Settlement dated May 22, 2007 (“Stipulation”) incorporating the terms of the MOU. In accordance with the Stipulation, CMS Energy paid approximately $1 million of the settlement amount to fund administrative expenses. On September 6, 2007, the court issued a final order approving the settlement. The remaining settlement amount was paid following the September 6, 2007 hearing.
On October 5, 2007, two former officers of Consumers filed an appeal of the order approving the settlement of the shareholder litigation. Based on the objections they filed in the District Court and comments made on the record at the fairness hearing on September 6, 2007, they are not challenging the amount of the settlement. Their principal complaint was with the exclusion of all present and former officers and their immediate families from participation in the settlement. It is not anticipated that the appeal will result in changes to any material terms of the settlement approved by the District Court.
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

CMS-49

by the individuals themselves. These settlements put an end to CFTC enforcement actions relating to gas price reporting by individuals once employed at present or former CMS subsidiaries.
Gas Index Price Reporting Litigation: CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of claimed inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. CMS MST has settled a master class action suit in California state court for $7 million. The CMS Energy defendants have also settled four class action suits originally filed in California federal court. The other cases in several federal and state jurisdictions remain pending. We cannot predict the outcome of these matters.
Katz Technology Litigation: In June 2007, Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), filed a lawsuit in the United States District Court for the Eastern District of Michigan against CMS Energy and Consumers alleging patent infringement. RAKTL is claiming that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe on patents held by RAKTL. This case has been transferred to the U.S. District Court for the Central District of California where other similar cases against public utilities, banks and other entities involving these patents are pending. We obtained an opinion from patent counsel that our automated telephone systems do not infringe on RAKTL patents and that those patents may be invalid. We will defend ourselves vigorously against these claims but cannot predict their outcome.
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
In February 2005, the EPA executed an AOC to address problems at Bay Harbor, upon the consent of CMS Land Company (CMS Land) and CMS Capital, LLC, both subsidiaries of CMS Energy. Pursuant to the AOC, the EPA approved a Removal Action Work Plan in July 2005. Among other things, this plan calls for the installation of collection trenches to intercept high-pH CKD leachate flow to the lake. All collection systems contemplated in this work plan have been installed. Shoreline effectiveness monitoring is ongoing, and CMS Land is obligated to address any observed exceedances in pH. This may potentially include the augmentation of the collection system. In May 2006, the EPA approved a pilot carbon dioxide augmentation plan to augment the leachate recovery system by improving pH results in the Pine Court area of the collection system. The augmentation system was installed in June 2006. Depending upon measurement results, further augmentation may be necessary.

CMS-50

In February 2006, CMS Land submitted to the EPA a proposed Remedial Investigation and Feasibility Study for the East Park CKD pile. The EPA approved a schedule for near-term activities, which includes consolidating certain CKD materials and installing collection trenches in the East Park leachate release area. In June 2006, the EPA approved an East Park CKD Removal Action Work Plan and Final Engineering Design for Consolidation. CMS Energy and the MDEQ have initiated negotiations of an AOC and to define a long-term remedy at East Park. These negotiations have included, among other things, issues relating to the disposal of leachate, the location and design of collection lines and upstream diversion of water, potential flow of leachate below the collection system, and other issues.
As a result of the installation of collection systems at the East Park and Bay Harbor sites, CMS Land is collecting and treating approximately 135,000 gallons of leachate per day and shipping it by truck for disposal at a Class 1 well located in Johannesburg, Michigan, and at a Municipal Wastewater Treatment Plant located in Traverse City, Michigan. To address the longer term disposal of leachate, CMS Land has filed two permit applications with the MDEQ and the EPA, the first to treat the collected leachate at the East Park and Bay Harbor sites before releasing the water to Lake Michigan and a second to dispose of leachate in a deep injection well in Alba, Michigan, that we would own and operate.
CMS Land has entered into various access, purchase and settlement agreements with several of the affected landowners at Bay Harbor, and entered into a confidential settlement with one landowner to resolve a lawsuit filed by that landowner. We have received demands for indemnification relating to claims and (or) lawsuits filed by a property owner and a former business owner at Bay Harbor. CMS Land has purchased five unimproved lots and two lots with houses. At this time, CMS Land believes it has all necessary access arrangements to complete the remediation work required under the AOC.
CMS Energy recorded charges related to this matter in 2004, 2005, and 2006 totaling $93 million. At September 30, 2007, CMS Energy has a liability of $40 million for its remaining obligations. We based the liability on 2006 discounted costs, using a discount rate of 4.7 percent and an inflation rate of 1 percent on annual operating and maintenance costs. We used the interest rate for 30-year U.S. Treasury securities for the discount rate. The undiscounted amount of the remaining obligation is $53 million. We expect to pay $18 million in 2007, $17 million in 2008, $3 million in 2009, and the remaining expenditures as part of long-term operating and maintenance costs. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, inability to reach agreement with the MDEQ or EPA over remedial actions, failure to obtain requested permits from the EPA and the DEQ related to the Alba injection well or the release of treated leachate to Lake Michigan, and legal and regulatory requirements, could impact our estimate of remedial action costs and the timing of the expenditures. An adverse outcome of this matter could, depending on the size of any indemnification obligation or liability under environmental laws, have a potentially significant adverse effect on CMS Energy’s financial condition and liquidity and could negatively impact CMS Energy’s financial results. CMS Energy cannot predict the ultimate cost or outcome of this matter.
Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question. We cannot predict the financial impact or outcome of this issue.

CMS-51

Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at several contaminated sites administered under the Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At September 30, 2007, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14. The timing of payments related to the remediation of our Superfund sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. Since proposing a plan to deal with the remaining materials, we have had several conversations with the EPA. The EPA has proposed a rule that would authorize continued use of such material in place, subject to certain restrictions. We are not able to predict when a final rule will be issued.
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation(NOV)/Finding of Violation (FOV) from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, the J.H. Campbell Plant, the BC Cobb Electric Generating Station and the JR Whiting Plant, which are all located in Michigan. We have formally responded to the NOV/FOV denying the allegations and are awaiting the EPA’s response to our submission. We cannot predict the financial impact or outcome of this issue.
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
Consumers’ Electric Utility Rate Matters
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In November 2004, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 plus the cost of money through the period of collection. At September 30, 2007, we had a regulatory asset for Stranded Costs of $67 million on our Consolidated Balance Sheets. We collect these Stranded Costs through a surcharge on ROA customers. At September 30, 2007, alternative electric suppliers were providing 311 MW of generation service to ROA customers, which represents an increase of 1 percent of ROA load compared to September 30, 2006. Since the MPSC order, we have experienced downward trends in ROA customers. This trend has affected negatively our ability to recover these

CMS-52

Stranded Costs in a timely manner. If this trend continues, it may require legislative or regulatory assistance to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends and their effect on the timely recovery of Stranded Costs.
Power Supply Costs: To reduce the risk of high power supply costs during peak demand periods and to achieve our reserve margin target, we purchase electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2008 through 2010.
PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:

Power Supply Cost Recovery Reconciliation
			Net Under-	PSCR Cost of Power	Description of Net
PSCR Year	Date Filed	Order Date	recovery	Sold	Underrecovery

2005 Reconciliation	March 2006	July 2007	$36 million	$1.081 billion	MPSC approved the recovery of our $36 million underrecovery, including the cost of money, related to our commercial and industrial customers.
2006 Reconciliation	March 2007	Pending	$105 million	$1.490 billion	Underrecovery relates to our increased METC costs and coal supply costs, increased bundled sales, and other cost increases beyond those included in the 2006 PSCR plan filings.

2007 PSCR Plan: In September 2006, we filed our 2007 PSCR plan with the MPSC. The plan sought authorization to incorporate our 2005 and 2006 PSCR underrecoveries into our 2007 PSCR monthly factor. In December 2006, the MPSC issued a temporary order allowing us to implement our 2007 PSCR monthly factor on January 1, 2007, as filed. The order also allowed us to continue to roll in prior year underrecoveries and overrecoveries in future PSCR plans. In September 2007, the ALJ recommended in his Proposal for Decision that we reduce our 2006 underrecovery rolled into 2007 by $62 million to reflect the refund of 100 percent of the proceeds from the sale of sulfur dioxide allowances. Our PSCR plan proposed to refund 50 percent of the proceeds to customers. In accordance with FERC regulations, we reserved this amount, excluding interest, as a regulatory liability on our Consolidated Balance Sheets until a final order is received from the MPSC.
Underrecoveries in power supply costs are included in Accrued power supply and gas revenue on our Consolidated Balance Sheets. We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the outcome of these proceedings.
2008 PSCR Plan: In September 2007, we submitted our 2008 PSCR plan filing to the MPSC. Included in our request is proposed recovery of estimated 2007 PSCR underrecoveries of $84 million. We expect to self-implement the proposed 2008 PSCR charge in January 2008, absent action by the MPSC by the end of 2007. We cannot predict the outcome of this proceeding.

CMS-53

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
In July 2007, we also filed an amended application for rate relief, which seeks the following:
•	approval to remove the costs associated with Palisades,

•	recovery of the proposed purchase of the Zeeland power plant,

•	partial and immediate rate relief associated with 2007 capital investments, a $400 million equity infusion into Consumers, and general inflation on operation and maintenance expenses to 2007 levels, and

•	approval of a plan for the distribution of additional excess proceeds from the sale of Palisades to customers, effectively offsetting the partial and immediate relief for up to nine months.
The following table summarizes the components of the final and interim requested increase in revenue:

In Millions
	Zeeland
	and
	Partial
	and
Components of the increase in revenue	Immediate	Final

Increase in base rates (a)	$77	$146
Removal of Palisades from base rates	(169)	(169)
Elimination of Palisades base rate recovery credit from the PSCR (b)	167	167
Surcharge for return on nuclear investments (c)	—	13

Total requested increase in revenues at March 2007 filing	75	157
Palisades transaction costs	—	28
Zeeland power plant non-fuel revenue requirements	84	92
Energy Efficiency Program surcharge	—	5
Palisades excess proceeds	(127)	—

Total requested increase in revenues	$32	$282

(a)	The increase in base rates relates to Clean Air Act-related and other utility expenditures, changes in the capital structure, and increased distribution system operation and maintenance costs including employee pension and health care costs.

(b)	Palisades power purchase agreement costs in the PSCR are presently offset through a base rate recovery credit. The Palisades base rate recovery credit will be discontinued once Palisades’ costs are removed from base rates.

(c)	The nuclear surcharge is a proposal to earn a return on funds spent on Big Rock spent nuclear fuel storage, decommissioning, and site restoration expenditures until pending DOE litigation and future MPSC proceedings regarding this issue are concluded.
When we are unable to include increased costs and investments in rates in a timely manner, there is a negative impact on our cash flows from electric utility operations. We cannot predict the amount or timing of any MPSC decision on the requests.

CMS-54

Other Consumers’ Electric Utility Contingencies
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement beginning in 1990. We estimate that capacity and energy payments under the MCV PPA, excluding RCP savings, will range from $650 million to $750 million per year, which assumes successful exercise of the regulatory-out provision in the MCV PPA.
Regulatory-out Provision in the MCV PPA: The cost that we incur under the MCV PPA exceeded the recovery amount allowed by the MPSC until we exercised the regulatory-out provision in the MCV PPA in September 2007. This action limited our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. Cash underrecoveries of our capacity and fixed energy payments were $39 million in 2007. However, we used savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our electric reserve margin. The MCV Partnership has until January 26, 2008 to notify us of their intention to terminate the MCV PPA at which time the MCV Partnership must specify the termination date. We have not yet received any notification of termination. However, the MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a proceeding on this issue.
We anticipate that the MPSC will review our exercise of the regulatory-out provision and the likely consequences of such action in 2007. It is possible that in the event that the MCV Partnership terminates performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the outcome of these matters.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC requesting a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. Furthermore, the MCV Partnership filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that we are allowed to recover from our customers. We cannot predict the outcome of these matters.
RCP: In January 2005, we implemented the MPSC-approved RCP with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility based on natural gas market prices. This results in fuel cost savings for the MCV Facility, which the MCV Partnership shares with us. The RCP also requires contributions of $5 million annually to a renewable resources program. As of September 30, 2007, contributions of $13 million were made to the renewable resources program. The underlying RCP agreement between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In January 2007, the Michigan Attorney General filed an appeal with the Michigan Supreme Court regarding the MPSC’s order approving the RCP. The Supreme Court denied the Attorney General’s request to further consider the matter.
Nuclear Matters: Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-

CMS-55

authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $45 million of corporate contributions for costs associated with NRC radiological and non-NRC greenfield decommissioning work as of September 30, 2007. This amount excludes the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $54 million as of September 30, 2007, due to the DOE’s failure to accept spent nuclear fuel on schedule. We plan to seek recovery from the MPSC of expenditures that we have funded and have a $129 million regulatory asset recorded on our Consolidated Balance Sheets as of September 30, 2007.
Actual expenditures for Big Rock decommissioning totaled $388 million as of September 30, 2007. This total excludes the additional costs for spent nuclear fuel storage due to the DOE’s failure to accept this spent nuclear fuel on schedule as well as certain increased security costs that we are recovering through the security cost provisions of Public Act 609 of 2002.
Nuclear Fuel Cost: We deferred payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $158 million at September 30, 2007. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided a $155 million letter of credit to Entergy as security for this obligation.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
There are a number of court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades and Big Rock. We can make no assurance that the litigation against the DOE will be successful. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, ultimately, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.
Consumers’ Gas Utility Contingencies
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of

CMS-56

these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At September 30, 2007, we have a liability of $19 million, net of $63 million of expenditures incurred to date, and a regulatory asset of $52 million. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
Gas Title Transfer Tracking Fees and Services (TTT): On September 19, 2007, the FERC issued an order denying Consumers’ request for Summary Disposition and established hearing procedures in this proceeding. In addition to issues related to the appropriate level of the TTT fee and refunds related to TTT transactions, this order sets for hearing the issue of whether Consumers has violated annual reporting requirements of the FERC’s regulations. A prehearing conference was held on October 4, 2007. Testimony is due November 9, 2007, with hearings to begin February 5, 2008. We cannot predict the outcome of this proceeding.
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

CMS-57

GCR plan for year 2007-2008: In July 2007, the MPSC issued an order for our 2007-2008 GCR plan year, which resulted in approval of a settlement agreement that allowed a base GCR ceiling factor of $8.47 per mcf for the 12-month period of April 2007 through March 2008, subject to a quarterly ceiling price adjustment mechanism.
Due to an increase in NYMEX gas prices compared to the plan, the base GCR ceiling factor increased to $8.67 per mcf pursuant to the quarterly ceiling price adjustment mechanism for the 3-month period of July 2007 through September 2007. Beginning October 2007, the base GCR ceiling factor was adjusted to $8.47 due to a decrease in NYMEX gas prices.
The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of November 2007 is $7.78 per mcf.
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which would partially separate the collection of fixed costs from gas sales and enhance the utility’s ability to recover its fixed costs.
In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. The proposed Revenue Decoupling and Conservation Incentive Mechanism was not approved. On September 25, 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we included in our original filing. If approved in total, this would result in an additional rate increase of $9 million to be used to implement the energy efficiency program.
Other Contingencies
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
The ICSID Convention provides that either party may seek annulment of the award based upon five possible grounds specified in the ICSID Convention. ICSID formally registered Argentina’s Application for Annulment in September 2005. In December 2005, certain insurance underwriters paid $75 million to CMS Gas Transmission in respect of their insurance obligations resulting from non-payment of the ICSID arbitration award. We recorded this payment as a deferred credit on our Consolidated Balance Sheets because of a contingent obligation to refund the proceeds if the arbitration decision was annulled. In September 2007, the contingent repayment obligation was eliminated by agreement. Later that month, a separate arbitration panel ruling on the annulment issue upheld the prior ICSID award. As a result, we recognized the $75 million deferred credit in Asset impairment charges, net of insurance recoveries on our Consolidated Statements of Income (Loss).

CMS-58

For more details on the sale of our Argentine and Michigan assets to Lucid Energy, see Note 2, Asset Sales, Discontinued Operations and Impairment Charges, “Asset Sales.”
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
Star Energy: In 2000, a Michigan trial judge granted Star Energy, Inc. and White Pine Enterprises, LLC a judgment in an action filed in 1999 that claimed Terra Energy Ltd., a former CMS Oil and Gas subsidiary, violated an oil and gas lease and other arrangements by failing to drill wells it had committed to drill. A jury then awarded the plaintiffs an $8 million award. The Michigan Court of Appeals reversed the damages award and granted Terra Energy Ltd. a new trial on damages only. The trial was set for August 2007, but the parties reached a settlement before trial. As a result, CMS Energy recorded a charge in the second quarter of 2007 of approximately $3 million, net of tax.
T.E.S. Filer City Air Permit Issue: In January 2007, we received a Notice of Violation from the EPA alleging that T.E.S. Filer City, a generating facility in which we have a 50 percent partnership interest, exceeded certain air permit limits. We are in discussions with the EPA with regard to these allegations, but cannot predict the financial impact or outcome of this issue.
Equatorial Guinea Tax Claim: In 2004, CMS Energy received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnification claim relates to the sale by CMS Energy of its oil, gas and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that we owe it $142 million in taxes in connection with that sale. CMS Energy and its tax advisors concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. CMS Energy was informed recently that the Equatorial Guinea government still intends to pursue its claim. An adverse outcome of this claim could have a material adverse effect on CMS Energy’s financial condition, liquidity and results of operations. We cannot predict the ultimate cost or outcome of this matter.
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

CMS-59

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
The following table describes our guarantees at September 30, 2007:

In Millions
				FIN 45
	Issue	Expiration	Maximum	Carrying
Guarantee Description	Date	Date	Obligation	Amount

Indemnifications from asset sales and other agreements (a)	Various	Indefinite	$1,327	$88 (b)

Surety bonds and other indemnifications	Various	Indefinite	24	—

Guarantees and put options (c)	Various	Various through September 2027	99	1

(a)	The majority of this amount arises from routine provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from claims related to tax disputes, claims related to power purchase agreements and the failure of title to the assets or stock sold by us to the purchaser.

(b)	In the second quarter of 2007, we recorded $87 million of liabilities related to tax and other indemnifications for completed asset sales.

(c)	Maximum obligation includes $85 million related to the MCV Partnership’s non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation with an irrevocable letter of credit of up to $85 million.

CMS-60

The following table provides additional information regarding our guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnifications from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims and other specific events or circumstances

Surety bonds and other indemnifications	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring us to purchase property

At September 30, 2007, certain contracts contained provisions allowing us to recover, from third parties, amounts paid under the guarantees. For example, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.
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
4: Financings and Capitalization
Long-term debt is summarized as follows:

		In Millions

	September 30, 2007	December 31, 2006

CMS Energy Corporation
Senior notes	$2,002	$2,271
Other long-term debt	—	1

Total — CMS Energy Corporation	2,002	2,272

Consumers Energy Company
First mortgage bonds	3,170	3,172
Senior notes and other	657	652
Securitization bonds	318	340

Total — Consumers Energy Company	4,145	4,164

Other Subsidiaries	224	328

Total principal amounts outstanding	6,371	6,764
Current amounts	(971)	(550)
Net unamortized discount	(10)	(14)

Total Long-term debt	$5,390	$6,200

CMS-61

Financings: The following is a summary of significant long-term debt transactions during the nine months ended September 30, 2007:

	Principal		Issue/Retirement
	(in millions)	Interest Rate (%)	Date	Maturity Date

Debt Issuances
CMS Energy
Senior notes	$250	6.55%	July 2007	July 2017
Senior notes (a)	150	Variable	July 2007	January 2013

Total	$400

Debt Retirements:
CMS Energy
Senior notes	$260	8.90%	June 2007	July 2008
Senior notes	409	7.50%	July and August 2007	January 2009
Enterprises
CMS Generation Investment Co. IV Bank Loan	108	Variable	May 2007	December 2008

Total	$777

(a)	The variable rate senior notes bear interest at three-month LIBOR plus 95 basis points (6.31 percent at September 30, 2007).
Costs and discounts associated with CMS Energy’s senior notes issuances totaled $7 million and are being amortized over the lives of the related debt. Premiums associated with CMS Energy’s debt retirements totaled $21 million and were charged to other expense.
In October 2007, $289 million of CMS Energy’s 9.875 percent senior notes matured and were redeemed.
Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at September 30, 2007:

In Millions
				Outstanding
Company	Expiration Date	Amount of Facility	Amount Borrowed	Letters-of-Credit	Amount Available

CMS Energy	April 2, 2012	$300	$—	$3	$297
Consumers	March 30, 2012	500	—	218	282

We replaced our $300 million facility with a new $300 million credit facility in April 2007. Consumers replaced its $500 million facility with a new $500 million credit facility in March 2007. The new facilities contain less restrictive covenants, and provide for lower fees and lower interest margins than the previous credit facilities.
Dividend Restrictions: Under provisions of our senior notes indenture, at September 30, 2007, payment of common stock dividends was limited to $499 million. The dividend restrictions in our secured revolving credit facility were removed in April 2007.
Under the provisions of its articles of incorporation, at September 30, 2007, Consumers had $250 million of unrestricted retained earnings available to pay common stock dividends. The dividend restrictions in its secured revolving credit facility were removed in March 2007. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of Consumers’ retained earnings. For the nine months ended September 30, 2007, we received $176 million of common stock dividends from Consumers.

CMS-62

Preferred Stock: In February 2007, our non-voting preferred subsidiary interest of $11 million was repurchased and redeemed for a cash payment of $32 million. The original $19 million addition to paid-in-capital was reversed and a $1 million redemption premium was charged to retained deficit.
Contingently Convertible Securities: In September 2007, the $11.87 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock and the $12.81 per share conversion trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. As a result, these securities are convertible at the option of the security holders for the three months ending December 31, 2007, with the par value or principal payable in cash. As of October 2007, none of the security holders have notified us of their intention to convert these securities.
Because the 3.375 percent senior notes are convertible on demand, they are classified as current liabilities.
Capital Lease Obligations: Our capital leases are comprised mainly of leased service vehicles, office furniture, and gas pipeline capacity. At September 30, 2007, capital lease obligations totaled $62 million. We estimate future minimum lease payments to range between $10 million and $19 million per year over the next five years.
Sale of Accounts Receivable: Under a revolving accounts receivable sales program, Consumers sells certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at September 30, 2007 and $325 million of receivables at December 31, 2006. Consumers continues to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against Consumers’ other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers has neither recorded a gain or loss on the receivables sold nor retained an interest in the receivables sold.
Certain cash flows under Consumers’ accounts receivable sales program are shown in the following table:

In Millions
Nine months ended September 30	2007	2006

Net cash flow as a result of accounts receivable financing	$(325)	$(9)
Collections from customers	$4,631	$4,402

CMS-63

5: Earnings Per Share
The following table presents the basic and diluted earnings per share computations based on Income (Loss) from Continuing Operations:

	In Millions, Except Per Share Amounts

Three Months Ended September 30	2007	2006

Income (Loss) Available to Common Stockholders
Income (Loss) from Continuing Operations	$84	$(112)
Less Preferred Dividends	(2)	(2)

Income (Loss) from Continuing Operations Available to Common Stockholders — Basic and Diluted	$82	$(114)

Average Common Shares Outstanding
Weighted Average Shares — Basic	223.0	220.1
Add dilutive impact of Contingently Convertible Securities	17.0	—
Add dilutive Stock Options and Warrants	1.3	—

Weighted Average Shares — Diluted	241.3	220.1

Income (Loss) Per Average Common Share Available to Common Stockholders
Basic	$0.37	$(0.52)
Diluted	$0.34	$(0.52)

	In Millions, Except Per Share Amounts

Nine Months Ended September 30	2007	2006

Loss Available to Common Stockholders
Loss from Continuing Operations	$(4)	$(82)
Less Preferred Dividends and Redemption Premium	(9)	(8)

Loss from Continuing Operations Available to Common Stockholders — Basic and Diluted	$(13)	$(90)

Average Common Shares Outstanding
Weighted Average Shares — Basic	222.4	219.6
Add dilutive impact of Contingently Convertible Securities	—	—
Add dilutive Stock Options and Warrants	—	—

Weighted Average Shares — Diluted	222.4	219.6

Loss Per Average Common Share Available to Common Stockholders
Basic	$(0.06)	$(0.41)
Diluted	$(0.06)	$(0.41)

Contingently Convertible Securities: Our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. For the nine months ended September 30, 2007, we recorded a loss from continuing operations. Due to antidilution, there was no impact to diluted EPS from our contingently convertible securities. Had there been positive income from continuing operations, our contingently convertible securities would have contributed an additional 19.0 million shares for the nine months ended September 30, 2007.
Stock Options, Warrants and Restricted Stock: For the nine months ended September 30, 2007, due to

CMS-64

antidilution, there was no impact to diluted EPS for 1.1 million shares of unvested restricted stock awards or for options and warrants to purchase 0.3 million shares of common stock. Since the exercise price was greater than the average market price of our common stock, there was no impact to diluted EPS for additional options and warrants to purchase 0.7 million shares of common stock for the three and nine months ended September 30, 2007. These stock options have the potential to dilute EPS in the future.
Convertible Debentures: For the three months and nine months ended September 30, 2007, due to antidilution, there was no impact to diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by $2 million for the three months ended September 30, 2007, and $7 million for the nine months ended September 30, 2007, from an assumed reduction of interest expense, net of tax, and

•	increased the denominator of diluted EPS by 4.2 million shares.
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
The cost and fair value of our long-term debt instruments including current maturities are as follows:

						In Millions

	September 30, 2007			December 31, 2006

			Unrealized Gain			Unrealized Gain
	Cost	Fair Value	(Loss)	Cost	Fair Value	(Loss)

Long-term debt	$6,361	$6,494	$(133)	$6,750	$6,946	$(196)
Long-term debt — related parties	178	162	16	178	155	23

The summary of our available-for-sale investment securities is as follows:

								In Millions

	September 30, 2007				December 31, 2006

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Nuclear decommissioning investments:
Equity securities	$—	$—	$—	$—	$140	$150	$(4)	$286
Debt securities	—	—	—	—	307	4	(2)	309
SERP:
Equity securities	37	26	(1)	62	36	21	—	57
Debt securities	11	—	—	11	13	—	—	13

CMS-65

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
The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, it is recorded on our consolidated balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any change in the market value of the contract, a practice known as marking the contract to market. From time to time, we enter into cash flow hedges. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in AOCL; otherwise, the changes are reported in earnings.
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

CMS-66

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
Derivative accounting is required for certain contracts used to limit our exposure to interest rate risk, commodity price risk, and foreign exchange risk. The following table summarizes our derivative instruments:

						In Millions

	September 30, 2007			December 31, 2006

						Unrealized Gain
Derivative Instruments	Cost	Fair Value	Unrealized Loss	Cost	Fair Value	(Loss)

CMS ERM derivative contracts:
Non-trading electric / gas contracts (a)	$—	$(1)	$(1)	$—	$31	$31
Trading electric / gas contracts (b)	(4)	(14)	(10)	(11)	(68)	(57)
Derivative contracts associated with equity investments in:
Shuweihat (c)	—	—	—	—	(14)	(14)
Taweelah (c)	—	—	—	(35)	(11)	24
Jorf Lasfar (c)	—	—	—	—	(5)	(5)
Other	—	—	—	—	1	1

(a)	The fair value of CMS ERM’s non-trading electric and gas contracts has decreased significantly from December 31, 2006 due to the termination of certain gas contracts. CMS ERM had recorded derivative assets, representing cumulative unrealized mark-to-market gains, associated with these contracts.

(b)	The fair value of CMS ERM’s trading electric and gas contracts has increased significantly from December 31, 2006 due to the termination of certain gas contracts. CMS ERM had recorded derivative liabilities, representing cumulative unrealized mark-to-market losses, associated with these contracts.

(c)	We sold our equity investments in Shuweihat, Taweelah, and Jorf Lasfar in May 2007. As such, we no longer reflect our proportionate share of the fair value of the derivatives contracts held by these investments in our consolidated financial statements.
We record the fair value of the derivative contracts held by CMS ERM in either Price risk management assets or Price risk management liabilities on our Consolidated Balance Sheets. At December 31, 2006, the fair value of derivative contracts associated with our equity investments was included in Investments — Enterprises on our Consolidated Balance Sheets.
CMS ERM Contracts: CMS ERM enters into and owns energy contracts that support CMS Energy’s ongoing operations. CMS ERM holds certain contracts for the future purchase and sale of natural gas and electricity that will result in physical delivery of the commodity at contractual prices. These forward contracts are generally long-term in nature and are classified as non-trading. CMS ERM also uses various financial instruments, including swaps, options, and futures, to manage commodity price risks associated with its forward purchase and sale contracts and with generation assets owned by CMS Energy or its subsidiaries. These financial contracts are classified as trading activities.
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

CMS-67

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
The following table illustrates our exposure to potential losses at September 30, 2007, if each counterparty within this industry concentration failed to perform its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception under SFAS No. 133, or other contracts that are not accounted for as derivatives.

In Millions

				Net Exposure from	Net Exposure from
	Exposure Before	Collateral		Investment Grade	Investment Grade
	Collateral (a)	Held	Net Exposure	Companies	Companies (%)

CMS ERM	$5	$—	$5	$4	80%

(a)	Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.

CMS-68

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
In April 2007, we sold Palisades to Entergy. Employees transferred to Entergy as a result of the sale no longer participate in our retirement benefit plans. We recorded a net reduction of $22 million in pension SFAS No. 158 regulatory assets with a corresponding decrease of $22 million in pension liabilities on our Consolidated Balance Sheets. We also recorded a net reduction of $15 million in OPEB regulatory SFAS No. 158 assets with a corresponding decrease of $15 million in OPEB liabilities. The following table shows the net adjustment:

	Pension	OPEB

Plan liability transferred to Entergy	$44	$20
Trust assets transferred to Entergy	22	5

Net adjustment	$22	$15

Beginning May 1, 2007, the CMS Energy Common Stock Fund is no longer an investment option available for new investments in the 401(k) Savings Plan and the employer’s match is no longer in CMS Energy Stock. Participants have an opportunity to reallocate investments in the CMS Energy Stock Fund to other plan investment alternatives. Beginning November 1, 2007, any remaining shares in the CMS Energy Stock Fund will be sold and the sale proceeds will be reallocated to other plan investment options. At September 30, 2007, there were 7 million shares of CMS Energy Common Stock in the CMS Energy Stock Fund.
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

CMS-69

Costs: The following table recaps the costs, other changes in plan assets, and benefit obligations incurred in our retirement benefits plans:

In Millions

	Pension
	Three Months Ended		Nine Months Ended

September 30	2007	2006	2007	2006

Service cost	$12	$13	$37	$37
Interest expense	22	20	65	62
Expected return on plan assets	(19)	(20)	(59)	(63)
Amortization of:
Net loss	12	10	35	32
Prior service cost	1	1	5	5

Net periodic cost	28	24	83	73
Regulatory adjustment	(6)	(3)	(14)	(8)

Net periodic cost after regulatory adjustment	$22	$21	$69	$65

In Millions

	OPEB
	Three Months Ended		Nine Months Ended

September 30	2007	2006	2007	2006

Service cost	$7	$6	$19	$18
Interest expense	17	15	52	47
Expected return on plan assets	(16)	(14)	(47)	(43)
Amortization of:
Net loss	6	5	17	15
Prior service credit	(3)	(3)	(8)	(8)

Net periodic cost	11	9	33	29
Regulatory adjustment	(2)	—	(5)	(1)

Net periodic cost after regulatory adjustment	$9	$9	$28	$28

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

CMS-70

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
The actual income tax benefit on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to loss before income taxes as follows:

In Millions

Nine Months Ended September 30	2007	2006

Loss before income taxes	$(62)	$(230)

Statutory federal income tax rate	x 35%	x 35%

Expected income tax benefit	(22)	(81)
Increase (decrease) in taxes from:
Property differences	10	15
Income tax effect of foreign investments	47	(20)
Income tax credit amortization	(3)	(3)
Medicare Part D exempt income	(7)	(5)
Tax exempt income	(1)	(2)
Valuation allowance	(82)	12
Tax contingency reserves	—	(15)
IRS settlement/credit restoration	—	(49)

Recorded income benefit	$(58)	$(148)

Effective tax rate	94%	64%

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

CMS-71

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
Michigan Business Tax Act: In July 2007, the Michigan governor signed Senate Bill 94, the Michigan Business Tax Act, which imposes a business income tax of 4.95 percent and a modified gross receipts tax of 0.8 percent. The bill provides for a number of tax credits and incentives geared toward those companies investing and employing in Michigan. The Michigan Business Tax, which is effective January 1, 2008, replaces the state’s current Single Business Tax that expires on December 31, 2007. In September 2007, the Michigan governor signed House Bill 5104, allowing additional deductions in future years against the business income portion of the tax. These future deductions are phased in over a 15-year period, beginning in 2015. As a result of the enactment of this tax, we recorded, on a consolidated basis, a net deferred tax liability of $113 million completely offset by a net deferred tax asset of $113 million.
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

CMS-72

The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

September 30, 2007			In Millions

	In Service		Trust
ARO Description	Date	Long-Lived Assets	Fund

Palisades-decommission plant site	1972	Palisades nuclear plant	$ —
Big Rock-decommission plant site	1962	Big Rock nuclear plant	—
JHCampbell intake/discharge water line	1980	Plant intake/discharge water line	—
Closure of coal ash disposal areas	Various	Generating plants coal ash areas	—
Closure of wells at gas storage fields	Various	Gas storage fields	—
Indoor gas services equipment relocations	Various	Gas meters located inside structures	—
Asbestos abatement	1973	Electric and gas utility plant	—
Natural gas-fired power plant	1997	Gas fueled power plant	—
Close gas treating plant and gas wells	Various	Gas transmission and storage	—

In Millions

	ARO						ARO
	Liability					Cash flow	Liability
ARO Description	12/31/06		Incurred	Settled (a)	Accretion	Revisions	9/30/07

Palisades — decommission	$401		$—	$(410)	$7	$2	$—
Big Rock — decommission	2		—	(3)	1	—	—
JHCampbell intake line	—		—	—	—	—	—
Coal ash disposal areas	57		—	(3)	4	—	58
Wells at gas storage fields	1		—	—	—	—	1
Indoor gas services relocations	1		—	—	—	—	1
Asbestos abatement	35		—	(1)	2	—	36
Natural gas-fired power plant	1		—	(1)	—	—	—
Close gas treating plant and gas wells	2		—	(1)	—	—	1

Total	$500	(a)	$—	$(419)	$14	$2	$97

(a) $2 million in ARO liabilities moved to Noncurrent liabilities held for sale on our Consolidated Balance Sheets at December 31, 2006. These AROs were subsequently settled as a result of the sale of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy. Cash payments of $4 million are included in the Other current and non-current liabilities line in Net cash provided by operating activities in our Consolidated Statements of Cash Flows. In April 2007, we sold Palisades to Entergy and paid Entergy to assume ownership and responsibility for the Big Rock ISFSI. Our AROs related to Palisades and the Big Rock ISFSI ended with the sale and the related ARO liabilities were removed from our Consolidated Balance Sheets. We also removed the Big Rock ARO related to the plant in the second quarter of 2007 due to the completion of decommissioning.
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

CMS-73

We will also be required to file a new gas depreciation study by August 1, 2008, using 2007 removal costs as the basis for the calculation, and a new electric depreciation study by August 3, 2009, using 2008 removal costs as the basis for the calculation.
10: Equity Method Investments
Where ownership is more than 20 percent but less than a majority, we account for certain investments in other companies, partnerships, and joint ventures by the equity method of accounting. Earnings from equity method investments were less than $1 million for the three months ended September 30, 2007 and $19 million for the three months ended September 30, 2006. Earnings from equity method investments were $36 million for the nine months ended September 30, 2007 and $63 million for the nine months ended September 30, 2006. The amount of consolidated retained earnings that represent undistributed earnings from these equity method investments were $21 million as of September 30, 2007. As of September 30, 2006, there were no undistributed earnings from our equity method investments. The most significant of these investments was our 50 percent interest in Jorf Lasfar, which was sold in May 2007.
Summarized Income Statement Data for Jorf Lasfar is as follows:

In Millions

	Three Months Ended		Nine Months Ended

September 30	2007 (a)	2006	2007 (a)	2006

Operating revenue	$—	$121	$164	$355
Operating expenses	—	77	113	235

Operating income	—	44	51	120
Other expense, net	—	16	19	42

Net income	$—	$28	$32	$78

(a)	Jorf Lasfar was sold May 2, 2007. The summarized income statement data in the table is comprised of Jorf Lasfar’s financial information through April 30, 2007.

CMS-74

11: Reportable Segments
Our reportable segments consist of business units organized and managed by the nature of products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises. “Other” includes corporate interest and other expenses and benefits.
The following tables show our financial information by reportable segment:

In Millions

	Three Months Ended		Nine Months Ended

September 30	2007	2006	2007	2006

Operating Revenue
Electric utility	$963	$976	$2,663	$2,496
Gas utility	209	201	1,811	1,576
Enterprises	105	108	303	323
Other	5	3	13	9

Total Operating Revenue	$1,282	$1,288	$4,790	$4,404

Net Income (Loss) Available to Common Stockholders
Electric utility	$67	$93	$158	$159
Gas utility	(8)	(20)	53	14
Enterprises	58	(133)	(173)	(215)
Discontinued operations	—	11	(87)	32
Other	(35)	(54)	(51)	(48)

Total Net Income (Loss) Available to Common Stockholders	$82	$(103)	$(100)	$(58)

In Millions

	September 30, 2007	December 31, 2006

Assets
Electric utility (a)	$8,333	$8,516
Gas utility (a)	4,343	3,950
Enterprises (b)	925	1,947
Other	703	958

Total Assets	$14,304	$15,371

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

(b)	There were no assets classified as held for sale at September 30, 2007 and $651 million at December 31, 2006.
2006 amounts have been reclassified to reflect CMS Capital, LLC results in the Corporate Interest and Other segment.

CMS-75

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
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

•	factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	the impact of possible regulations or laws regarding carbon dioxide and other greenhouse gas emissions,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

•	potentially adverse regulatory treatment and (or) regulatory delay or failure to receive timely regulatory orders concerning a number of significant questions presently or potentially before the MPSC, including:
•	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

•	recovery of power supply and natural gas supply costs,

Consumers Energy Company
•	timely recognition in rates of additional equity investments in Consumers,

•	adequate and timely recovery of additional electric and gas rate-based investments,

•	adequate and timely recovery of higher MISO energy and transmission costs,

•	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

•	recovery of Palisades sale-related costs,

•	approval of Zeeland power plant purchase costs, and

•	approval of a new clean coal plant,
•	the effects on our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if the owners of the MCV Facility exercise their right to terminate the MCV PPA,

•	our ability to utilize our regulatory out rights as it pertains to the MCV PPA,

•	our ability to recover Big Rock decommissioning funding shortfalls and nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule, including the outcome of pending litigation with the DOE,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	our ability to collect accounts receivable from our customers,

•	earnings volatility as a result of the GAAP requirement that we utilize mark-to-market accounting on certain energy commodity contracts and interest rate swaps, which may have, in any given period, a significant positive or negative effect on earnings, which could change dramatically or be eliminated in subsequent periods,

•	the effect on our utility and utility revenues of the direct and indirect impacts of the continued economic downturn experienced by the Michigan economy,

•	potential disruption or interruption of facilities or operations due to accidents, war, terrorism, or changing political environment, and the ability to obtain or maintain insurance coverage for such events,

•	technological developments in energy production, delivery, and usage,

•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

Consumers Energy Company
•	changes in domestic or foreign tax laws or new IRS or foreign governmental interpretations of existing or past tax laws,

•	changes in federal or state regulations or laws that could have an impact on our business,

•	outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance and performance bonds,

•	credit ratings of Consumers, CMS Energy, or any of their affiliates,

•	other business or investment considerations that may be disclosed from time to time in Consumers’ or CMS Energy’s SEC filings, or in other publicly issued written documents, and

•	other uncertainties that are difficult to predict, many of which are beyond our control.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 3, Contingencies, and Part II, Item 1A. Risk Factors.

Executive Overview
Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers.
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
In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price, subject to various closing adjustments, resulted in us receiving $363 million as of September 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. We entered into a 15-year power purchase agreement with Entergy for 100 percent of the plant’s current electric output. The sale resulted in an immediate improvement in our cash flow, a reduction in our nuclear operating and decommissioning risk, and an improvement in our financial flexibility to support other utility investments. The MPSC order approving the transaction requires that we credit $255 million to our retail customers from June 2007 through December 2008. As of September 30, 2007, there are additional excess sales proceeds and decommissioning fund balances of $134 million above the amount in the MPSC order. The distribution of these additional amounts has not yet been addressed by the MPSC.
In September 2007, we claimed relief under the regulatory-out provision in the MCV PPA, thereby limiting our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. As a result of our exercise of the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA, which could affect our need to build or purchase additional generating capacity. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision.
We introduced our Balanced Energy Initiative, a comprehensive plan to meet customer energy needs over the next 20 years, in May 2007. The plan, as filed with the MPSC, is designed to meet the growing customer demand for electricity with energy efficiency, demand management, expansion of the use of renewable energy, and development of new power plants to complement existing generating sources. In September 2007, we filed the second phase of our Balanced Energy Initiative with the MPSC, which contains our plan for construction of a new 800 MW clean coal plant at an existing site located near Bay

City, Michigan. Our plan calls for 500 MW of the plant’s output to be used for our customers in Michigan and to commit the remaining 300 MW to others. We expect the plant to enter operation in 2015 with our share of the cost estimated at $1.3 billion excluding financing costs and $1.6 billion with financing costs.
In May 2007, we entered an agreement to buy a 946 MW natural gas-fired power plant located in Zeeland, Michigan from Broadway Gen Funding LLC, an affiliate of LS Power Group, for $517 million. We expect to close by early 2008, subject to approval from the MPSC.
In the future, we will continue to focus on:
•	investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, improve system performance, and maintain adequate supply and capacity,

•	growing earnings while controlling operating and fuel costs,

•	managing cash flow issues, and

•	principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by negative developments in Michigan’s automotive industry and limited growth in the non-automotive sectors of the state’s economy.

Results of Operations
NET INCOME AVAILABLE TO COMMON STOCKHOLDER

		In Millions
Three months ended September 30	2007	2006	Change

Electric	$67	$93	$(26)
Gas	(8)	(20)	12
Other (Includes the MCV Partnership and FMLP interests)	1	26	(25)

Net income available to common stockholder	$60	$99	$(39)

For the three months ended September 30, 2007, net income available to our common stockholder was $60 million, compared to $99 million for the three months ended September 30, 2006. The decrease primarily reflects a decrease in electric net income due to the sale of Palisades in April 2007. As a result of the sale of Palisades, electric revenue related to the recovery of Palisades and Big Rock costs has been used to offset costs incurred under our power purchase agreement with Entergy. Also contributing to the decrease was the absence, in 2007, of the recognition of a property tax refund. Partially offsetting these decreases was lower nuclear operating and maintenance costs due to the sale of Palisades.
Specific changes to net income available to our common stockholder for 2007 versus 2006 are:

		In Millions

•	decrease in general taxes primarily due to absence, in 2007, of a property tax refund at the MCV Partnership,	$(32)
•	decrease due to electric revenue being used to offset costs incurred under our power purchase agreement with Entergy,	(32)
•	other net decreases,	(7)
•	lower nuclear operating and maintenance costs,	21
•	increase in gas delivery revenue primarily due to the MPSC’s November 2006 and August 2007 gas rate orders, and	8
•	increase in gas delivery revenue primarily due to higher estimated system efficiency.	3

Total Change		$(39)

		In Millions
Nine months ended September 30	2007	2006	Change

Electric	$158	$159	$(1)
Gas	53	14	39
Other (Includes the MCV Partnership and FMLP interests)	5	(29)	34

Net income available to common stockholder	$216	$144	$72

For the nine months ended September 30, 2007, net income available to our common stockholder was $216 million, compared to $144 million for the nine months ended September 30, 2006. The increase primarily reflects the sale of our ownership interest in the MCV Partnership in late 2006. Accordingly, in 2007, we are no longer experiencing mark-to-market losses on certain long-term gas contracts and associated financial hedges at the MCV Partnership. The increase also reflects higher net income from our electric and gas utilities due to higher, weather-driven sales caused by favorable weather compared to 2006, and gas rate increases authorized in November 2006 and August 2007. Partially offsetting these gains was a decrease in electric net income due to the sale of Palisades in April 2007. As a result of the sale of Palisades, electric revenue related to the recovery of Palisades and Big Rock costs has been used to offset costs incurred under our power purchase agreement with Entergy.
Specific changes to net income available to our common stockholder for 2007 versus 2006 are:

		In Millions

•	lower nuclear operating and maintenance costs,	$46
•	increase in gas delivery revenue primarily due to the MPSC’s November 2006 and August 2007 gas rate orders,	37
•	decrease in losses from our ownership interest in the MCV Partnership primarily due to the absence, in 2007, of mark-to-market losses on certain long-term gas contracts and financial hedges, and a property tax refund,	34
•	increase in electric revenue primarily due to favorable weather and higher surcharge revenue,	24
•	increase in gas delivery revenue primarily due to favorable weather,	14
•	decrease due to electric revenue being used to offset costs incurred under our power purchase agreement with Entergy,	(59)
•	increase in general taxes,	(13)
•	increase in income taxes, primarily due to the absence of IRS income tax benefits, and	(7)
•	other net decreases.	(4)

Total Change		$72

ELECTRIC UTILITY RESULTS OF OPERATIONS

		In Millions
September 30	2007	2006	Change

Three months ended	$67	$93	$(26)
Nine months ended	$158	$159	$(1)

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Reasons for the change:	vs. 2006	vs. 2006

Electric deliveries	$(6)	$26
Surcharge revenue	3	11
Palisades revenue to PSCR	(50)	(91)
Power supply costs and related revenue	(6)	(18)
Other operating expenses, other income, and non-commodity revenue	33	97
General taxes	(7)	(14)
Interest charges	(7)	(13)
Income taxes	14	1

Total change	$(26)	$(1)

Electric deliveries: For the three months ended September 30, 2007, electric delivery revenues decreased $6 million versus 2006, as deliveries to end-use customers were 10.5 billion kWh, a decrease of less than 0.1 billion kWh or less than 1 percent versus 2006. The decrease in electric deliveries for the three months ended September 30, 2007 is primarily due to unfavorable weather. For the nine months ended September 30, 2007, electric delivery revenues increased $26 million versus 2006, as deliveries to end-use customers were 29.5 billion kWh, an increase of 0.5 billion kWh or 2 percent versus 2006. The increase in electric deliveries for the nine months ended September 30, 2007 is primarily due to favorable weather.
Surcharge revenue: In the first quarter of 2006, we started collecting a surcharge that the MPSC authorized under Section 10d(4) of the Customer Choice Act. The surcharge factors increased in January 2007 pursuant to a MPSC order. The increase in the surcharge factors increased electric delivery revenue by $3 million for the three months ended September 30, 2007 and $11 million for the nine months ended September 30, 2007 versus 2006.
Palisades revenue to PSCR: As a result of the sale of Palisades, electric revenue of $50 million for the three months ended September 30, 2007 and $91 million for the nine months ended September 30, 2007, related to Palisades rate base is now designated toward recovery of PSCR costs.
Power supply costs and related revenue: PSCR revenue decreased by $6 million for the three months ended September 30, 2007 and $18 million for the nine months ended September 30, 2007 versus 2006. These decreases primarily reflect amounts excluded from recovery in the 2006 PSCR Reconciliation case. A portion of these excluded costs are instead being recovered through Electric Delivery Revenue. The decrease also reflects the absence, in 2007, of an increase in Power Supply Revenue associated with the 2005 PSCR Reconciliation case.
Other operating expenses, other income and non-commodity revenue: For the three months ended

September 30, 2007, other operating expenses decreased $30 million, other income increased $10 million, and non-commodity revenue decreased $7 million versus 2006. For the nine months ended September 30, 2007, other operating expenses decreased $79 million, other income increased $26 million, and non-commodity revenue decreased $8 million versus 2006.
The decrease in other operating expenses was primarily due to lower operating and maintenance expense, including reductions to certain workers’ compensation and injuries and damages expense. These decreases were offset partially by higher depreciation and amortization expense. Operating and maintenance expense decreased primarily due to the absence, in 2007, of costs incurred in 2006 related to a planned refueling outage at Palisades, and lower overhead line maintenance, and storm restoration costs. Also contributing to the decrease was the sale of Palisades in April 2007. Depreciation and amortization expense increased due to higher non-nuclear plant in service and greater amortization of certain regulatory assets.
For the three months ended September 30, 2007, the increase in other income was primarily due to higher interest income mainly due to the proceeds from the sale of Palisades and equity infusions from the parent. For the nine months ended September 30, 2007, the increase in other income was primarily due to higher interest income and higher income associated with our Section 10d(4) Regulatory Asset. The increase on our Section 10d(4) Regulatory Asset reflects the absence, in 2007, of the impact of the MPSC’s final order in this case.
General taxes: For the three months ended September 30, 2007, general tax expense increased primarily due to higher property tax and MSBT tax expense. For the nine months ended September 30, 2007, general tax expense increased primarily due to higher property tax, sales and use tax expense, and MSBT tax expense.
Interest charges: For the three months ended September 30, 2007, interest charges increased $7 million versus 2006. For the nine months ended September 30, 2007, interest charges increased $13 million versus 2006. The increase was primarily due to interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balance.
Income taxes: For the three months and nine months ended September 30, 2007, income taxes decreased versus 2006 primarily due to lower earnings.

GAS UTILITY RESULTS OF OPERATIONS

In Millions
September 30	2007	2006	Change

Three months ended	$(8)	$(20)	$12
Nine months ended	$53	$14	$39

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Reasons for the change:	2007 vs. 2006	2007 vs. 2006

Gas deliveries	$5	$22
Gas rate increase	11	56
Gas wholesale and retail services, other gas revenues and other income	3	13
Operation and maintenance	(2)	(22)
General taxes and depreciation	(4)	(10)
Interest charges	3	2
Income taxes	(4)	(22)

Total change	$12	$39

Gas deliveries: For the three months ended September 30, 2007, gas deliveries decreased less than 1 bcf or 1 percent versus 2006. Despite lower gas deliveries, gas delivery revenue increased by $5 million due to higher estimated system efficiency.
For the nine months ended September 30, 2007, gas delivery revenues increased by $22 million versus 2006 as gas deliveries, including miscellaneous transportation to end-use customers, were 207 bcf, an increase of 18 bcf or 9 percent. The increase in gas deliveries was primarily due to favorable weather.
Gas rate increases: In November 2006, the MPSC issued an order authorizing an annual rate increase of $81 million. In August 2007, the MPSC issued an order authorizing an annual rate increase of $50 million. As a result of these orders, gas revenues increased $11 million for the three months ended September 30, 2007 and $56 million for the nine months ended September 30, 2007.
Gas wholesale and retail services, other gas revenues and other income: For the three and nine months ended September 30, 2007, the increase was primarily due to higher pipeline capacity optimization revenue.
Operation and maintenance: For the three months and nine months ended September 30, 2007, operation and maintenance expenses increased versus 2006 primarily due to higher uncollectible accounts expense and contributions, beginning in November 2006 pursuant to a November 2006 MPSC order, to a fund that provides energy assistance to low-income customers.
General taxes and depreciation: For the three months ended September 30, 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes primarily reflects higher property tax expense and MSBT tax expense. For the nine months ended September 30, 2007, depreciation expense increased versus 2006 primarily due to higher plant in service. The increase in general taxes primarily reflects higher property tax expense.
Interest charges: For the three months and nine months ended September 30, 2007, interest charges reflect lower average debt levels versus 2006.

Income taxes: For the three and nine months ended September 30, 2007, income taxes increased versus 2006 primarily due to higher earnings by the gas utility.
OTHER RESULTS OF OPERATIONS

In Millions
September 30	2007	2006	Change

Three months ended	$1	$26	$(25)
Nine months ended	$5	$(29)	$34

For the three months ended September 30, 2007, net income from other nonutility operations decreased $25 million versus 2006. In late 2006, we sold our ownership interest in the MCV Partnership. The change in earnings reflects the absence, in 2007, of the recognition of a property tax refund received in 2006.
For the nine months ended September 30, 2007, net income from other nonutility operations was $5 million, an increase of $34 million versus 2006. In late 2006, we sold our ownership interest in the MCV Partnership. The change in earnings reflects the absence, in 2007, of a $35 million loss related to our ownership interest in the MCV Partnership. The loss in 2006 primarily reflects mark-to-market losses on certain long-term gas contracts and associated financial hedges. Partially offsetting this increase is the absence, in 2007, of the recognition of a property tax refund and the absence, in 2007, of tax benefits associated with the resolution of an IRS income tax audit.
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
Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of 10 percent):

In Millions
	September 30, 2007	December 31, 2006

Variable-rate financing — before tax annual earnings exposure	$2	$3
Fixed-rate financing — potential reduction in fair value (a)	123	134

(a)	Fair value reduction could only be realized if we repurchased all of our fixed-rate financing.
Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of 10 percent):

In Millions
	September 30, 2007	December 31, 2006

Potential reduction in fair value of available-for-sale equity securities (SERP investments and investment in CMS Energy common stock)	$6	$6

For additional details on market risk and derivative activities, see Note 5, Financial and Derivative Instruments.

Other
Other accounting policies important to an understanding of our results of operations and financial condition include:
•	accounting for long-lived assets,

•	accounting for the effects of industry regulation,

•	accounting for pension and OPEB,

•	accounting for asset retirement obligations,

•	accounting for nuclear decommissioning costs, and

•	accounting for related party transactions.
These accounting policies were disclosed in our 2006 Form 10-K and there have been no subsequent material changes.
Capital Resources and Liquidity
Factors affecting our liquidity and capital requirements are:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs, and

•	collateral requirements.
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
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At September 30, 2007, we had $810 million of consolidated cash, which includes $41 million of restricted cash.

Summary of Cash Flows:

In Millions
Nine Months Ended September 30	2007	2006

Net cash provided by (used in):
Operating activities	$189	$89
Investing activities	151	(371)

Net cash provided by (used in) operating and investing activities	340	(282)
Financing activities	392	(6)

Net Increase (Decrease) in Cash and Cash Equivalents	$732	$(288)

Operating Activities: For the nine months ended September 30, 2007, net cash provided by operating activities was $189 million, an increase of $100 million versus 2006. In addition to increased earnings, operating cash flow increased due to the absence, in 2007, of tax payments made to the parent related to the 2006 IRS income tax audit, and the absence of the MCV Partnership gas supplier funds on deposit. Also increasing our operating cash flow was our decrease in expenditures for gas inventory as the milder winter in 2006 allowed us to accumulate more gas in our storage facilities. These increases were reduced partially by our payment to fund our pension plan and the absence, in 2007, of the sale of accounts receivable.
Investing Activities: For the nine months ended September 30, 2007, net cash provided by investing activities was $151 million, an increase of $522 million versus 2006. This increase was due to proceeds from the sale of Palisades and proceeds from our nuclear decommissioning trust funds. This increase was partially offset by the absence, in 2007, of $128 million of restricted cash released in February 2006.
Financing Activities: For the nine months ended September 30, 2007, net cash provided by financing activities was $392 million, an increase of $398 million versus 2006. This increase was primarily due to an increase in cash infusions from the parent and a reduction in debt retirements. These changes were partially offset by an increase in dividends paid to the parent.
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
Over the next five years, we expect electric deliveries to grow less than 1.5 percent per year. This outlook assumes a modestly growing customer base and a stabilizing Michigan economy after 2007. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants and other electric utilities. This growth rate reflects a long-range expected trend of growth. Growth from year to year may vary from this trend due to customer response to the following:
•	energy conservation measures,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.
Electric Customer Revenue Outlook: Michigan’s economy has been hampered by automotive manufacturing facility and related supplier closures and restructurings. The Michigan economy has also had limited growth in the non-automotive sector. Although our electric utility results are not dependent upon a single customer, or even a few customers, customers in the automotive sector represented five percent of our total 2006 electric revenue. We cannot predict the impact of the Michigan economy on our electric utility customers.
Electric Reserve Margin: We have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2008 through 2010. As of September 30, 2007, we expect total 2007 capacity costs for these primarily seasonal electric capacity and energy contracts to be $17 million.
We are currently planning for a reserve margin of approximately 11 percent for summer 2008, or supply resources equal to 111 percent of projected firm summer peak load. Of the 2008 supply resources target, we expect 85 percent to come from our electric generating plants and long-term power purchase contracts with other contractual arrangements making up the remainder of our supply resource needs for 2008. If the MPSC approves the Zeeland power plant purchase, we expect 95 percent of our 2008 supply resource target will be satisfied with our electric generating plants and long-term power purchase contracts, with other contractual arrangements making up the remainder of our supply resource needs for 2008. Our 15-year power purchase agreement with Entergy for 100 percent of the Palisades facility’s current electric output will offset the reduction in the owned capacity represented by the sale of Palisades in April 2007.

In September 2007, we exercised the regulatory-out provision in the MCV PPA, resulting in a reduction in the amount we pay to the MCV Partnership to equal the amount we are allowed to recover in the rates charged to customers. The MCV Partnership may, under certain circumstances, have the right to terminate the MCV PPA, which could affect our reserve margin status. The MCV PPA represents 13 percent of our 2008 expected supply resources.
Electric Transmission Expenses: METC, which provides electric transmission service to us, increased substantially the transmission rates it charged us in 2006. The revenue collected by METC under those rates in 2006 was subject to refund. The parties filed a settlement agreement with the FERC, which was approved in August 2007. This settlement resulted in a refund of 2006 transmission charges of $18 million and a corresponding reduction of our power supply costs.
Electric transmission expenses are anticipated to increase in 2008 by $42 million due primarily to a 33 percent increase in rates charged to us by our major transmission provider. This increase is included in our 2008 PSCR Plan filed with the MPSC in September 2007.
In September 2007, the FERC approved a proposal from transmission owners and operators to include 100 percent of generator interconnection costs in our transmission rates. Previously, generator interconnection costs were split 50-50 between transmission owners and operators and generators. Consumers, Detroit Edison, the MPSC, and other parties filed a request for rehearing regarding the FERC’s order.
For additional details on power supply costs, see Note 3, Contingencies, “Electric Rate Matters — Power Supply Costs.”
21st Century Electric Energy Plan: In January 2007, the then chairman of the MPSC proposed three major policy initiatives to the governor of Michigan. The initiatives involve the use of more renewable energy resources by all load-serving entities such as Consumers, the creation of an energy efficiency program, and a procedure for reviewing proposals to construct new generation facilities. The January proposal indicated that Michigan needs new base-load capacity by 2015 and recommended measures to make it easier to predict customer demand and revenues. The proposed initiatives will require changes to current legislation. We will continue to participate as the MPSC, legislature, and other stakeholders address future electric resource needs.
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
In September 2007, as part of our Balanced Energy Initiative, we announced plans to build an 800 MW advanced clean coal plant at our Karn/Weadock Generating complex near Bay City, Michigan. We expect to use 500 MW of the plant’s output to serve Consumers’ customers and to commit the remaining 300 MW to others. We expect the plant to enter operation in 2015 with our share of the cost estimated at $1.3 billion excluding financing costs and $1.6 billion with financing costs.

There are several obstacles that must be cleared before construction of the proposed new clean coal plant, including:
•	repeal or significant reform of the Customer Choice Act,

•	obtaining environmental permits,

•	successful MPSC regulatory review and approval, and

•	obtaining property tax abatements.
In September 2007, we filed with the MPSC an updated Balanced Energy Initiative including our plan for construction of the new clean coal plant in order to start the regulatory review process for the new plant. In October 2007, we filed an application with the MDEQ for the environmental air quality permits required for the new plant. The Michigan Attorney General has filed a motion with the MPSC to dismiss the Balanced Energy Initiative case claiming that the MPSC lacks jurisdiction over the matter.
Proposed Power Plant Purchase: In May 2007, we reached an agreement with Broadway Gen Funding LLC, an affiliate of LS Power Group, to buy a 946 MW gas-fired power plant located in Zeeland, Michigan for $517 million. The power plant will help meet the growing energy needs of our customers. We expect to close on the purchase by early 2008, subject to the MPSC’s approval.
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
ELECTRIC BUSINESS UNCERTAINTIES
Several electric business trends or uncertainties may affect our financial condition and future results of operations. These trends or uncertainties have, or had, or are reasonably expected to have, a material impact on revenues or income from continuing electric operations.
Electric Environmental Estimates: Our operations are subject to various state and federal environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.
Clean Air Act: Compliance with the federal Clean Air Act and resulting regulations continues to be a significant focus for us. The Nitrogen Oxide State Implementation Plan requires significant reductions in nitrogen oxide emissions. To comply with the regulations, we expect to incur capital expenditures totaling $880 million. From 1998 to present, we have incurred $784 million in capital expenditures to comply with the federal Clean Air Act and resulting regulations and anticipate that the remaining $96 million of capital expenditures will be made through 2011. These expenditures include installing selective catalytic reduction control technology on four of our coal-fired electric generating units. The key assumptions in the capital expenditure estimate include:
•	construction commodity prices, especially construction material and labor,

•	project completion schedules,

•	cost escalation factor used to estimate future years’ costs of 2.6 percent, and

•	an AFUDC capitalization rate of 7.8 percent.
In addition to modifying coal-fired electric generating plants, our compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $2 million per year through 2011, which we expect to recover from our customers through the PSCR process. The projected annual expense is based on market price forecasts and forecasts of regulatory provisions, known as progressive flow control, that restrict the usage in any given year of allowances banked from previous years. The allowances and their cost are accounted for as inventory. The allowance inventory is expensed at the rolling average cost as the electric generating plants emit nitrogen oxide.
Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. We plan to meet the nitrogen oxide requirements of this rule by year-round operation of our selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. We plan to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Our total cost for equipment installation is expected to reach approximately $740 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed at an estimated cost of $10 million per year, which we expect to recover from our customers through the PSCR process.
The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia by a number of utilities and other companies. Final briefs were submitted by September 5, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
Clean Air Mercury Rule: Also in March 2005, the EPA issued the Clean Air Mercury Rule, which requires initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. The Clean Air Mercury Rule was appealed to the U.S. Court of Appeals by a number of states and other entities. Final briefs were submitted by July 13, 2007, with a decision expected in 2008. We cannot predict the outcome of these appeals.
In April 2006, Michigan’s governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. We are working with the MDEQ on the details of this rule; however, we have developed preliminary cost estimates and a mercury emissions reduction scenario based on our best knowledge of control technology options and initially proposed requirements. We estimate costs associated with Phase I of the state’s mercury rule will be approximately $190 million by 2010 and an additional $320 million by 2015.
The following table compares the federal Clean Air Mercury Rule to the proposed state mercury rule:

	State and Federal	State and Federal
	Phase I	Phase II

Federal Clean Air Mercury Rule	30% reduction by 2010 with interstate trading of allowances	70% reduction by 2018 with interstate trading of allowances

Proposed State Mercury Rule	30% reduction by 2010 without interstate trading of allowances	90% reduction by 2015 without interstate trading of allowances

Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.”

If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation would be re-examined. We cannot predict the financial impact or outcome of this issue.
Greenhouse Gases: Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, we expect to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
On April 2, 2007, the U.S. Supreme Court ruled that the Clean Air Act gives the EPA the authority to regulate emissions of carbon dioxide and other greenhouse gases from automobiles. In its decision, the court ordered the EPA to revisit its finding that it has the discretion not to regulate greenhouse gas emissions from automobiles.
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
Water: In March 2004, the EPA issued rules that govern electric generating plant cooling water intake systems. The rules require significant reduction in fish harmed by operating equipment. EPA compliance options in the rule were challenged in court. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The court’s ruling is expected to increase significantly the cost of complying with this rule. However, the cost to comply will not be known until the EPA’s reconsideration is complete. At this time, the EPA has not established a schedule to address the court decision.
For additional details on electric environmental matters, see Note 3, Contingencies, “Electric Contingencies — Electric Environmental Matters.”
Competition and Regulatory Restructuring: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At September 30, 2007, alternative electric suppliers were providing 311 MW of generation service to ROA customers. This is 4 percent of our total distribution load and represents an increase of 1 percent of ROA load compared to September 30, 2006.
In November 2004, the MPSC issued an order allowing us to recover Stranded Costs incurred from 2002 through 2003 through a surcharge applied to ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers. If this trend continues, it will extend the time it takes to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends, which affect our ability to recover timely these Stranded Costs.
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
In July 2007, we also filed an amended application for rate relief that seeks the removal of costs associated with Palisades, the approval of partial and immediate rate relief for certain items, including the proposed purchase of the Zeeland power plant, and the approval of a plan to distribute excess proceeds from the sale of Palisades to customers. The case schedule will allow for an MPSC order on our Zeeland request and on our request for partial and immediate rate relief by the end of 2007 and a final rate order in mid-2008. We cannot predict the amount or timing of any MPSC decision on our requests.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, “Electric Rate Matters.”
OTHER ELECTRIC BUSINESS UNCERTAINTIES
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for a 35-year period beginning in 1990. The cost that we incur under the MCV PPA exceeded the recovery amount allowed by the MPSC until we exercised the regulatory-out provision in the MCV PPA in September 2007. This action limited our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. We incurred $39 million in underrecoveries in 2007. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a proceeding on this issue.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates the MCV PPA or reduces the amount of capacity sold under the MCV PPA, we would seek to replace the lost capacity to maintain an adequate electric reserve margin. This could involve entering into a new PPA and (or) entering into electric capacity contracts on the open market. We cannot predict our ability to enter into such contracts at a reasonable price. We are also unable to predict regulatory approval of the terms and conditions of such contracts, or that the MPSC would allow full recovery of our incurred costs.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC requesting a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. Also, in May 2007, the MCV Partnership filed an application with the MPSC seeking approval to increase our recovery of costs incurred under the MCV PPA. We are unable to predict the outcome of these requests. For additional details on the MCV PPA, see Note 3, Contingencies, “Other Electric Contingencies — The MCV PPA.”
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. The final purchase price, subject to various closing adjustments, resulted in us receiving $363 million as of September 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we also paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
The MPSC order approving the Palisades transaction allowed us to recover the book value of Palisades. This results in us crediting estimated proceeds in excess of book value of $66 million to our customers from June 2007 through December 2008. After closing adjustments, which are subject to MPSC review, proceeds in excess of the book value were $77 million as of September 30, 2007. The MPSC order deferred ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until the next general rate case.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. We transferred $252 million in trust fund assets to Entergy. We are crediting estimated excess decommissioning funds of $189 million to our retail customers from June 2007 through December 2008. Access to additional decommissioning fund balances above the estimates in the MPSC order resulted in excess decommissioning funds of $123 million as of September 30, 2007. We have proposed a plan to credit these balances to our retail customers and this plan is under review by the MPSC in our current electric rate case filing.
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
GAS BUSINESS OUTLOOK
Growth: In 2007, we project gas deliveries will decline slightly, on a weather-adjusted basis, from 2006 levels due to continuing conservation and overall economic conditions in the state of Michigan. Over the next five years, we expect gas deliveries to decline by less than one-half of one percent annually. Actual gas deliveries in future periods may be affected by:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels,

•	gas consumption per customer, and

•	improvements in gas appliance efficiency.
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
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on gas cost recovery, see Note 3, Contingencies, “Gas Rate Matters — Gas Cost Recovery.”
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

2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which would partially separate the collection of fixed costs from gas sales and enhance the utility’s ability to recover its fixed costs.
In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. The proposed Revenue Decoupling and Conservation Incentive Mechanism was not approved. On September 25, 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we included in our original filing. If approved in total, this would result in an additional rate increase of $9 million to be used to implement the energy efficiency program.
OTHER OUTLOOK
Software Implementation: We are in the process of implementing new business software to replace existing business processes and information technology. The core business processes include finance, purchasing/supply chain, customer billing, human resources and payroll, and utility asset construction and maintenance work management. We intend the new business software, scheduled to be in production in the first half of 2008, to improve customer service, reduce risk, and increase flexibility.
Michigan Public Service Commission: During the third quarter of 2007, the Michigan governor appointed a new MPSC chairperson and a new MPSC Commissioner. We are unable to predict the impact of these appointments.
Litigation and Regulatory Investigation: CMS Energy is the subject of various investigations as a result of round-trip trading transactions by CMS MST, including an investigation by the DOJ. For additional details regarding this investigation and litigation, see Note 3, Contingencies.
Michigan Tax Legislation: In July 2007, the Michigan governor signed Senate Bill 94, the Michigan Business Tax Act, which imposes a business income tax of 4.95 percent and a modified gross receipts tax of 0.8 percent. The bill provides for a number of tax credits and incentives geared toward those companies investing and employing in Michigan. The Michigan Business Tax, which is effective January 1, 2008, replaces the state’s current Single Business Tax that expires on December 31, 2007. In September 2007, the Michigan governor signed House Bill 5104, allowing additional deductions in future years against the business income portion of the tax. These future deductions are phased in over a 15-year period, beginning in 2015. As a result of the enactment of this tax, we recorded, on a consolidated basis, a net deferred tax liability of $125 million completely offset by a net deferred tax asset of $125 million.
In September 2007, Michigan’s governor also signed legislation expanding the state’s sales tax to certain services. The list of covered services includes certain services that we purchase from outside vendors and potentially services that we sell. This list includes, but is not limited to, certain consulting services, landscaping (which encompasses tree trimming), janitorial services, security guards and security systems.
The Michigan Business Tax and the expanded sales tax were enacted to replace the expiring Michigan Single Business Tax. We are currently evaluating the impact of the replacement of the Michigan Single Business Tax with these new taxes. We expect Consumers to recover the taxes paid from customers, but we cannot predict the timeliness of such recovery.

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
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard will have a material effect on our financial statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Operating Revenue	$1,172	$1,191	$4,474	$4,111

Earnings from Equity Method Investees	—	—	—	1

Operating Expenses
Fuel for electric generation	122	213	298	557
Fuel costs mark-to-market at the MCV Partnership	—	28	—	226
Purchased and interchange power	383	183	1,055	427
Purchased power — related parties	20	18	59	55
Cost of gas sold	113	125	1,309	1,164
Other operating expenses	201	226	619	661
Maintenance	41	64	143	214
Depreciation and amortization	117	119	390	387
General taxes	51	(24)	166	97

	1,048	952	4,039	3,788

Operating Income	124	239	435	324

Other Income (Deductions)
Interest and dividends	24	18	55	44
Regulatory return on capital expenditures	9	8	24	18
Other income	5	3	21	17
Other expense	(1)	(1)	(4)	(5)

	37	28	96	74

Interest Charges
Interest on long-term debt	59	70	177	216
Interest on long-term debt — related parties	—	—	2	1
Other interest	10	4	25	12
Capitalized interest	(1)	(2)	(5)	(7)

	68	72	199	222

Income Before Income Taxes and Minority Interests (Obligations), Net	93	195	332	176

Minority Interests (Obligations), Net	—	40	—	(35)

Income Before Income Taxes	93	155	332	211

Income Tax Expense	33	56	115	66

Net Income	60	99	217	145

Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$60	$99	$216	$144

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
	Nine Months Ended
September 30	2007	2006

Cash Flows from Operating Activities
Net income	$217	$145
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes nuclear decommissioning of $4 and $3)	390	387
Deferred income taxes and investment tax credit	(6)	(267)
Fuel costs mark-to-market at the MCV Partnership	—	226
Minority obligations, net	—	(35)
Regulatory return on capital expenditures	(24)	(18)
Gain on sale of assets	(2)	—
Capital lease and other amortization	32	27
Earnings from equity method investees	—	(1)
Pension contribution	(103)	(13)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, notes receivable and accrued revenue	(142)	302
Decrease (increase) in accrued power supply and gas revenue	52	(90)
Increase in inventories	(184)	(256)
Decrease in deferred property taxes	111	101
Decrease in accounts payable	(67)	(93)
Decrease in accrued taxes	(75)	(248)
Increase (decrease) in accrued expenses	(21)	40
Decrease in the MCV Partnership gas supplier funds on deposit	—	(159)
Decrease (increase) in other current and non-current assets	59	(8)
Increase (decrease) in other current and non-current liabilities	(48)	49

Net cash provided by operating activities	189	89

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(518)	(461)
Cost to retire property	(18)	(41)
Restricted cash and restricted short-term investments	16	126
Investments in nuclear decommissioning trust funds	(1)	(20)
Proceeds from nuclear decommissioning trust funds	333	20
Proceeds from sale of assets	337	—
Maturity of the MCV Partnership restricted investment securities held-to-maturity	—	119
Purchase of the MCV Partnership restricted investment securities held-to-maturity	—	(118)
Other investing	2	4

Net cash provided by (used in) investing activities	151	(371)

Cash Flows from Financing Activities
Retirement of long-term debt	(24)	(208)
Payment of common stock dividends	(176)	(71)
Payment of capital and finance lease obligations	(14)	(23)
Stockholder’s contribution, net	650	200
Payment of preferred stock dividends	(1)	(1)
Increase (decrease) in notes payable	(42)	100
Debt issuance and financing costs	(1)	(3)

Net cash provided by (used in) financing activities	392	(6)

Net Increase (Decrease) in Cash and Cash Equivalents	732	(288)

Cash and Cash Equivalents, Beginning of Period	37	416

Cash and Cash Equivalents, End of Period	$769	$128

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
ASSETS

		In Millions
	September 30
	2007	December 31
	(Unaudited)	2006

Plant and Property (at cost)
Electric	$7,945	$8,504
Gas	3,327	3,273
Other	15	15

	11,287	11,792
Less accumulated depreciation, depletion, and amortization	3,948	5,018

	7,339	6,774
Construction work-in-progress	381	639

	7,720	7,413

Investments
Stock of affiliates	31	36
Other	—	5

	31	41

Current Assets
Cash and cash equivalents at cost, which approximates market	769	37
Restricted cash at cost, which approximates market	41	57
Accounts receivable, and accrued revenue, less allowances of $15 in 2007 and $14 in 2006	505	389
Notes receivable	78	46
Accrued power supply and gas revenue	104	156
Accounts receivable — related parties	7	5
Inventories at average cost
Gas in underground storage	1,301	1,129
Materials and supplies	77	81
Generating plant fuel stock	103	105
Deferred property taxes	103	150
Regulatory assets — postretirement benefits	19	19
Prepayments and other	29	50

	3,136	2,224

Non-current Assets
Regulatory assets
Securitized costs	479	514
Postretirement benefits	1,032	1,131
Customer Choice Act	158	190
Other	508	497
Nuclear decommissioning trust funds	—	602
Other	91	233

	2,268	3,167

Total Assets	$13,155	$12,845

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

		In Millions
	September 30
	2007	December 31
	(Unaudited)	2006

Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for all periods	$841	$841
Paid-in capital	2,482	1,832
Accumulated other comprehensive income	14	15
Retained earnings	305	270

	3,642	2,958

Preferred stock	44	44

Long-term debt	3,699	4,127
Non-current portion of capital leases and finance lease obligations	226	42

	7,611	7,171

Current Liabilities
Current portion of long-term debt, capital leases, and finance leases	466	44
Notes payable — related parties	—	42
Accounts payable	358	421
Accrued rate refunds	29	37
Accounts payable — related parties	14	18
Accrued interest	48	62
Accrued taxes	198	295
Deferred income taxes	183	11
Regulatory liabilities	176	—
Other	172	184

	1,644	1,114

Non-current Liabilities
Deferred income taxes	606	847
Regulatory liabilities
Regulatory liabilities for cost of removal	1,250	1,166
Income taxes, net	554	539
Other regulatory liabilities	213	249
Postretirement benefits	882	993
Asset retirement obligations	96	497
Deferred investment tax credit	59	62
Other	240	207

	3,900	4,560

Commitments and Contingencies (Notes 3, 4, and 5)

Total Stockholder’s Investment and Liabilities	$13,155	$12,845

Consumers Energy Company
Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,482	1,832	1,832	1,632
Stockholder’s contribution	—	—	650	200

At end of period	2,482	1,832	2,482	1,832

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning and end of period	(8)	(2)	(8)	(2)

Investments
At beginning of period	22	16	23	18
Unrealized gain (loss) on investments (b)	—	3	(1)	1

At end of period	22	19	22	19

Derivative instruments
At beginning of period	—	39	—	56
Unrealized loss on derivative instruments (b)	—	(13)	—	(27)
Reclassification adjustments included in net income (b)	—	(1)	—	(4)

At end of period	—	25	—	25

Total Accumulated Other Comprehensive Income	14	42	14	42

Retained Earnings
At beginning of period	286	238	270	233
Adjustment to initially apply FIN 48	—	—	(5)	—
Net income	60	99	217	145
Cash dividends declared — Common Stock	(41)	(31)	(176)	(71)
Cash dividends declared — Preferred Stock	—	—	(1)	(1)

At end of period	305	306	305	306

Total Common Stockholder’s Equity	$3,642	$3,021	$3,642	$3,021

The accompanying notes are an integral part of these statements.

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $-, $2, $(1), $-, respectively	$—	$3	$(1)	$1

Derivative instruments
Unrealized loss on derivative instruments, net of tax benefit of $-, $(7), $-, $(14), respectively	—	(13)	—	(27)
Reclassification adjustments included in net income, net of tax benefit of $-, $(1), $-, $(2), respectively	—	(1)	—	(4)

Net income	60	99	217	145

Total Comprehensive Income	$60	$88	$216	$115

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
Accounting for Legal Fees: We expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed. This policy also applies to fees incurred on behalf of

Consumers Energy Company
employees and officers related to indemnification agreements; such fees are billed directly to us.
Accounting for MISO Transactions: MISO requires that we submit hourly day-ahead and real-time bids and offers for energy at locations across the MISO region. We account for MISO transactions on a net hourly basis in each of the real-time and day-ahead markets, and net transactions across all MISO energy market nodes at which we enter into transactions. To the degree we have made net purchases in a single hour, we report the net amount in the “Purchased and interchange power” line item of the Consolidated Statements of Income. To the degree we have made net sales in a single hour, we report the net amount in the “Operating Revenue” line item of the Consolidated Statements of Income. We record expense accruals for future adjustments based on historical experience, and reconcile accruals to actual expenses when invoices are received.
Reclassifications: We have reclassified certain prior period amounts on our Consolidated Financial Statements to conform to the presentation for the current period. These reclassifications did not affect consolidated net income or cash flow for the periods presented.
Other Income and Other Expense: The following tables show the components of Other income and Other expense:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Other income
Electric restructuring return	$—	$1	$1	$3
Return on stranded and security costs	1	1	4	4
Nitrogen oxide allowance sales	—	1	—	7
Gain on stock	—	—	4	1
Gain on investment	3	—	7	—
Gain on asset sales, net	—	—	2	—
All other	1	—	3	2

Total other income	$5	$3	$21	$17

In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Other expense
Civic and political expenditures	$(1)	$(1)	$(2)	$(2)
Donations	—	—	—	(1)
All other	—	—	(2)	(2)

Total other expense	$(1)	$(1)	$(4)	$(5)

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

Consumers Energy Company
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
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified EITF Issue 06-11, effective for us on a prospective basis beginning January 1, 2008. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. We do not believe that implementation of this standard will have a material effect on our financial statements.
2: Asset Sales
Gross cash proceeds from the sale of assets totaled $337 million through September 30, 2007. The sale of assets resulted in a $2 million gain on our Consolidated Statements of Income.
Sale of Nuclear Assets: In April 2007, we sold Palisades to Entergy for $380 million. Due to various closing adjustments such as working capital and capital expenditure adjustments and nuclear fuel usage and inventory adjustments, we have received $363 million in proceeds as of September 30, 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, we paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited our $5 million investment in the NMC.
Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites. At closing, we transferred $252 million in decommissioning trust fund balances to Entergy. We are crediting excess decommissioning funds of $189 million to our retail customers from June 2007 through December 2008 and have recorded this obligation, plus interest, as a regulatory liability on our Consolidated Balance Sheets. Modification to the terms of the transaction allowed us immediate access to additional excess decommissioning trust funds of $123 million as of September 30, 2007. We have proposed a plan to credit these excess decommissioning fund balances to our retail customers. This plan is under review by the MPSC in our current electric rate case filing. We recorded this balance, plus interest, as a regulatory liability on our Consolidated Balance Sheets.
The MPSC order approving the Palisades transaction allows us to recover the book value of Palisades, which we estimated at $314 million. As a result, we are crediting proceeds in excess of book value of

Consumers Energy Company
$66 million to our retail customers from June 2007 through December 2008. After closing adjustments, which are subject to MPSC review, proceeds in excess of the book value were $77 million as of September 30, 2007. We deferred the gain as a regulatory liability. The MPSC order put off ruling on the recovery of transaction costs, including the NMC exit fees, and the $30 million payment to Entergy related to the Big Rock ISFSI until our next general rate case. We deferred these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.
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
The following table summarizes the impacts of the Palisades and the Big Rock ISFSI transaction:

In Millions
	MPSC Order	Estimated
	Customer	Closing	Total
Customer Benefits	Benefits Estimate	Adjustments	Benefits

Purchase price	$380	$(7)	$373
Less: Book value of Palisades	314	(18)	296

Excess proceeds	66	11	77
Excess decommissioning trust funds	189	123	312

Total customer benefits	$255	$134	$389

Total
Deferred Costs	Costs

NMC exit fee	$7
Forfeiture of the NMC investment	5
Selling expenses	14

Total transaction costs	26
Big Rock ISFSI operation and maintenance fee to Entergy	30

Regulatory asset, as of September 30, 2007	$56

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

Consumers Energy Company
of Palisades was recognized on the Consolidated Statements of Income. We accounted for the remaining non-real estate assets and liabilities associated with the transaction as a sale.
As a financing, the Palisades plant remains on our Consolidated Balance Sheets and we continue to depreciate it. We recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades power purchase agreement. The value of the finance obligation was based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the Palisades plant asset under the financing. As of September 30, 2007, the financing obligation was $190 million. We estimate future payments of $13 million per year over the next five years.
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
Securities Class Action Lawsuits: Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the “Shareholder Action”), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy’s business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of “all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby.” The court excluded purchasers of CMS Energy’s 8.75 percent Adjustable Convertible Trust Securities (“ACTS”) from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the “ACTS Action”) against the same defendants named in the Shareholder Action. The settlement described in the following paragraph has resolved both the Shareholder and ACTS actions.

Consumers Energy Company
On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the “MOU”), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. Under the terms of the MOU, the litigation was settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy made a payment of approximately $123 million plus interest on the settlement amount on September 20, 2007. CMS Energy’s insurers paid $77 million, the balance of the settlement amount. In entering into the MOU, CMS Energy made no admission of liability under the Shareholder Action and the ACTS Action. The parties executed a Stipulation and Agreement of Settlement dated May 22, 2007 (“Stipulation”) incorporating the terms of the MOU. In accordance with the Stipulation, CMS has paid approximately $1 million of the settlement amount to fund administrative expenses. On September 6, 2007, the court issued a final order approving the settlement. The remaining settlement amount was paid following the September 6, 2007 hearing.
On October 5, 2007, two former officers of Consumers filed an appeal of the order approving the settlement of the shareholder litigation. Based on the objections they filed in the District Court and comments made on the record at the fairness hearing on September 6, 2007, they are not challenging the amount of the settlement. Their principal complaint was with the exclusion of all present and former officers and their immediate families from participation in the settlement. It is not anticipated that the appeal will result in changes to any material terms of the settlement approved by the District Court.
Katz Technology Litigation: In June 2007, Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), filed a lawsuit in the United States District Court for the Eastern District of Michigan against CMS Energy and Consumers alleging patent infringement. RAKTL is claiming that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe on patents held by RAKTL. This case has been transferred to the U.S. District Court for the Central District of California where other similar cases against public utilities, banks and other entities involving these patents are pending. We obtained an opinion from patent counsel that our automated telephone systems do not infringe on RAKTL patents and that those patents may be invalid. We will defend ourselves vigorously against these claims but cannot predict their outcome.
ELECTRIC CONTINGENCIES
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Costs to operate our facilities in compliance with these laws and regulations generally have been recovered in customer rates.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify the plant. We have received and responded to information requests from the EPA on this subject. We believe that we have properly interpreted the requirements of “routine maintenance.” If our interpretation is found to be incorrect, we may be required to install additional pollution controls at some or all of our coal-fired electric generating plants and potentially pay fines. Additionally, the viability of certain plants remaining in operation could be called into question. We cannot predict the financial impact or outcome of this issue.
Cleanup and Solid Waste: Under the Michigan Natural Resources and Environmental Protection Act, we expect that we will ultimately incur investigation and remedial action costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at several contaminated sites administered under the Superfund. Superfund liability is joint and several, meaning that many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for the known Superfund sites will be between $1 million and $10 million. At September 30, 2007, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14. The timing of payments related to

Consumers Energy Company
the remediation of our Superfund sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material. Since proposing a plan to deal with the remaining materials, we have had several conversations with the EPA. The EPA has proposed a rule that would authorize continued use of such material in place, subject to certain restrictions. We are not able to predict when a final rule will be issued.
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation(NOV)/Finding of Violation (FOV) from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, the J.H. Campbell Plant, the BC Cobb Electric Generating Station and the JR Whiting Plant, which are all located in Michigan. We have formally responded to the NOV/FOV denying the allegations and are awaiting the EPA’s response to our submission. We cannot predict the financial impact or outcome of this issue.
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
ELECTRIC RATE MATTERS
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In November 2004, the MPSC approved recovery of Stranded Costs incurred from 2002 through 2003 plus the cost of money through the period of collection. At September 30, 2007, we had a regulatory asset for Stranded Costs of $67 million on our Consolidated Balance Sheets. We collect these Stranded Costs through a surcharge on ROA customers. At September 30, 2007, alternative electric suppliers were providing 311 MW of generation service to ROA customers, which represents an increase of 1 percent of ROA load compared to September 30, 2006. Since the MPSC order, we have experienced downward trends in ROA customers. This trend has affected negatively our ability to recover these Stranded Costs in a timely manner. If this trend continues, it may require legislative or regulatory assistance to recover fully our Stranded Costs. It is difficult to predict future ROA customer trends and their effect on the timely recovery of Stranded Costs.
Power Supply Costs: To reduce the risk of high power supply costs during peak demand periods and to achieve our reserve margin target, we purchase electric capacity and energy contracts for the physical delivery of electricity primarily in the summer months and to a lesser degree in the winter months. We

Consumers Energy Company
have purchased capacity and energy contracts covering partially the estimated reserve margin requirements for 2008 through 2010.
PSCR: The PSCR process allows recovery of reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:

Power Supply Cost Recovery Reconciliation
			Net Under-	PSCR Cost of Power	Description of Net
PSCR Year	Date Filed	Order Date	recovery	Sold	Underrecovery

2005 Reconciliation	March 2006	July 2007	$36 million	$1.081 billion	MPSC approved the recovery of our $36 million underrecovery, including the cost of money, related to our commercial and industrial customers.
2006 Reconciliation	March 2007	Pending	$105 million	$1.490 billion	Underrecovery relates to our increased METC costs and coal supply costs, increased bundled sales, and other cost increases beyond those included in the 2006 PSCR plan filings.

2007 PSCR Plan: In September 2006, we filed our 2007 PSCR plan with the MPSC. The plan sought authorization to incorporate our 2005 and 2006 PSCR underrecoveries into our 2007 PSCR monthly factor. In December 2006, the MPSC issued a temporary order allowing us to implement our 2007 PSCR monthly factor on January 1, 2007, as filed. The order also allowed us to continue to roll in prior year underrecoveries and overrecoveries in future PSCR plans. In September 2007, the ALJ recommended in his Proposal for Decision that we reduce our 2006 underrecovery rolled into 2007 by $62 million to reflect the refund of 100 percent of the proceeds from the sale of sulfur dioxide allowances. Our PSCR plan proposed to refund 50 percent of the proceeds to customers. In accordance with FERC regulations, we reserved this amount, excluding interest, as a regulatory liability on our Consolidated Balance Sheets until a final order is received from the MPSC.
Underrecoveries in power supply costs are included in Accrued power supply and gas revenue on our Consolidated Balance Sheets. We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the outcome of these proceedings.
2008 PSCR Plan: In September 2007, we submitted our 2008 PSCR plan filing to the MPSC. Included in our request is proposed recovery of estimated 2007 PSCR underrecoveries of $84 million. We expect to self-implement the proposed 2008 PSCR charge in January 2008, absent action by the MPSC by the end of 2007. We cannot predict the outcome of this proceeding.
Electric Rate Case: In March 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity and an annual increase in revenues of $157 million. In May 2007, we filed

Consumers Energy Company
supplemental testimony with the MPSC to include transaction costs from the sale of Palisades. In July 2007, we filed an amended application with the MPSC to include the proposed purchase of the Zeeland power plant, the approval of an energy efficiency program, and to make other revisions.
In July 2007, we also filed an amended application for rate relief, which seeks the following:
•	approval to remove the costs associated with Palisades,

•	recovery of the proposed purchase of the Zeeland power plant,

•	partial and immediate rate relief associated with 2007 capital investments, a $400 million equity infusion into Consumers, and general inflation on operation and maintenance expenses to 2007 levels, and

•	approval of a plan for the distribution of additional excess proceeds from the sale of Palisades to customers, effectively offsetting the partial and immediate relief for up to nine months.
The following table summarizes the components of the final and interim requested increase in revenue:

In Millions
	Zeeland
	and Partial
	and
Components of the increase in revenue	Immediate	Final

Increase in base rates (a)	$77	$146
Removal of Palisades from base rates	(169)	(169)
Elimination of Palisades base rate recovery credit from the PSCR (b)	167	167
Surcharge for return on nuclear investments (c)	—	13

Total requested increase in revenues at March 2007 filing	75	157
Palisades transaction costs	—	28
Zeeland power plant non-fuel revenue requirements	84	92
Energy Efficiency Program surcharge	—	5
Palisades excess proceeds	(127)	—

Total requested increase in revenues	$32	$282

(a)	The increase in base rates relates to Clean Air Act-related and other utility expenditures, changes in the capital structure, and increased distribution system operation and maintenance costs including employee pension and health care costs.

(b)	Palisades power purchase agreement costs in the PSCR are presently offset through a base rate recovery credit. The Palisades base rate recovery credit will be discontinued once Palisades’ costs are removed from base rates.

(c)	The nuclear surcharge is a proposal to earn a return on funds spent on Big Rock spent nuclear fuel storage, decommissioning, and site restoration expenditures until pending DOE litigation and future MPSC proceedings regarding this issue are concluded.
When we are unable to include increased costs and investments in rates in a timely manner, there is a negative impact on our cash flows from electric utility operations. We cannot predict the amount or timing of any MPSC decision on the requests.

Consumers Energy Company
OTHER ELECTRIC CONTINGENCIES
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement beginning in 1990. We estimate that capacity and energy payments under the MCV PPA, excluding RCP savings, will range from $650 million to $750 million per year, which assumes successful exercise of the regulatory-out provision in the MCV PPA.
Regulatory-out Provision in the MCV PPA: The cost that we incur under the MCV PPA exceeded the recovery amount allowed by the MPSC until we exercised the regulatory-out provision in the MCV PPA in September 2007. This action limited our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. Cash underrecoveries of our capacity and fixed energy payments were $39 million in 2007. However, we used savings from the RCP, after allocating a portion to customers, to offset a portion of our capacity and fixed energy underrecoveries expense.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may, under certain circumstances, have the right to terminate or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our electric reserve margin. The MCV Partnership has until January 26, 2008 to notify us of their intention to terminate the MCV PPA at which time the MCV Partnership must specify the termination date. We have not yet received any notification of termination. However, the MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective, but cannot assure that we will prevail in the event of a proceeding on this issue.
We anticipate that the MPSC will review our exercise of the regulatory-out provision and the likely consequences of such action in 2007. It is possible that in the event that the MCV Partnership terminates performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the outcome of these matters.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC requesting a determination regarding whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. Furthermore, the MCV Partnership filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that we are allowed to recover from our customers. We cannot predict the outcome of these matters.
RCP: In January 2005, we implemented the MPSC-approved RCP with modifications. The RCP allows us to recover the same amount of capacity and fixed energy charges from customers as approved in prior MPSC orders. However, we are able to dispatch the MCV Facility based on natural gas market prices. This results in fuel cost savings for the MCV Facility, which the MCV Partnership shares with us. The RCP also requires contributions of $5 million annually to a renewable resources program. As of September 30, 2007, contributions of $13 million were made to the renewable resources program. The underlying RCP agreement between Consumers and the MCV Partnership extends through the term of the MCV PPA. However, either party may terminate that agreement under certain conditions. In

Consumers Energy Company
January 2007, the Michigan Attorney General filed an appeal with the Michigan Supreme Court regarding the MPSC’s order approving the RCP. The Supreme Court denied the Attorney General’s request to further consider the matter.
Nuclear Matters: Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of the Big Rock trust fund stopped because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $45 million of corporate contributions for costs associated with NRC radiological and non-NRC greenfield decommissioning work as of September 30, 2007. This amount excludes the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $54 million as of September 30, 2007, due to the DOE’s failure to accept spent nuclear fuel on schedule. We plan to seek recovery from the MPSC of expenditures that we have funded and have a $129 million regulatory asset recorded on our Consolidated Balance Sheets as of September 30, 2007.
Actual expenditures for Big Rock decommissioning totaled $388 million as of September 30, 2007. This total excludes the additional costs for spent nuclear fuel storage due to the DOE’s failure to accept this spent nuclear fuel on schedule as well as certain increased security costs that we are recovering through the security cost provisions of Public Act 609 of 2002.
Nuclear Fuel Cost: We deferred payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $158 million at September 30, 2007. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided a $155 million letter of credit to Entergy as security for this obligation.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
There are a number of court decisions that support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades and Big Rock. We can make no assurance that the litigation against the DOE will be successful. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
In 2002, the site at Yucca Mountain, Nevada was designated for the development of a repository for the disposal of high-level radioactive waste and spent nuclear fuel. We expect that the DOE, ultimately, will submit a final license application to the NRC for the repository. The application and review process is estimated to take several years.

Consumers Energy Company
GAS CONTINGENCIES
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the Michigan Natural Resources and Environmental Protection Act, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represents a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds derived from a settlement with insurers and MPSC-approved rates. At September 30, 2007, we have a liability of $19 million, net of $63 million of expenditures incurred to date, and a regulatory asset of $52 million. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of remedial action costs and the timing of our remediation payments.
Gas Title Transfer Tracking Fees and Services (TTT): On September 19, 2007, the FERC issued an order denying Consumers’ request for Summary Disposition and established hearing procedures in this proceeding. In addition to issues related to the appropriate level of the TTT fee and refunds related to TTT transactions, this order sets for hearing the issue of whether Consumers has violated annual reporting requirements of the FERC’s regulations. A prehearing conference was held on October 4, 2007. Testimony is due November 9, 2007, with hearings to begin February 5, 2008. We cannot predict the outcome of this proceeding.
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

Consumers Energy Company
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
GCR plan for year 2007-2008: In July 2007, the MPSC issued an order for our 2007-2008 GCR plan year, which resulted in approval of a settlement agreement that allowed a base GCR ceiling factor of $8.47 per mcf for the 12-month period of April 2007 through March 2008, subject to a quarterly ceiling price adjustment mechanism.
Due to an increase in NYMEX gas prices compared to the plan, the base GCR ceiling factor increased to $8.67 per mcf pursuant to the quarterly ceiling price adjustment mechanism for the 3-month period of July 2007 through September 2007. Beginning October 2007, the base GCR ceiling factor was adjusted to $8.47 due to a decrease in NYMEX gas prices.
The GCR billing factor is adjusted monthly in order to minimize the over or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for the month of November 2007 is $7.78 per mcf.
2007 Gas Rate Case: In February 2007, we filed an application with the MPSC seeking an 11.25 percent authorized return on equity along with an $88 million annual increase in our gas delivery and transportation rates. We proposed the use of a Revenue Decoupling and Conservation Incentive Mechanism for residential and general service rate classes, which would partially separate the collection of fixed costs from gas sales and enhance the utility’s ability to recover its fixed costs.
In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. The proposed Revenue Decoupling and Conservation Incentive Mechanism was not approved. On September 25, 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we included in our original filing. If approved in total, this would result in an additional rate increase of $9 million to be used to implement the energy efficiency program.
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
The following table describes our guarantees at September 30, 2007:

In Millions
FIN 45
		Expiration	Maximum	Carrying
Guarantee Description	Issue Date	Date	Obligation	Amount

Surety bonds and other indemnifications	Various	Various	$ 1	—
Guarantee	January 1987	March 2016	85	—

     The following table provides additional information regarding our guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Surety bonds and other indemnifications	Normal operating activity, permits and licenses	Nonperformance

Guarantee	Agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

At September 30, 2007, only our guarantee to provide power and steam to Dow contained provisions allowing us to recover, from third parties, amounts paid under the guarantees.
We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay Consumers $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016 and is subject to certain terms and conditions. The purchaser secured their reimbursement obligation with an irrevocable letter of credit of up to $85 million.
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

4: Financings and Capitalization
Long-term debt is summarized as follows:

In Millions
	September 30, 2007	December 31, 2006

First mortgage bonds	$3,170	$3,172
Senior notes and other	657	652
Securitization bonds	318	340

Principal amounts outstanding	4,145	4,164
Current amounts	(440)	(31)
Net unamortized discount	(6)	(6)

Total Long-term debt	$3,699	$4,127

Revolving Credit Facility: The following secured revolving credit facility with banks is available at September 30, 2007:

In Millions
				Outstanding
		Amount of	Amount	Letters-of-	Amount
Company	Expiration Date	Facility	Borrowed	Credit	Available

Consumers	March 30, 2012	$500	$ —	$218	$282

We replaced our $500 million facility with a new $500 million credit facility in March 2007. The new facility contains less restrictive covenants, and provides for lower fees and lower interest margins than the previous credit facilities.
Dividend Restrictions: Under the provisions of our articles of incorporation, at September 30, 2007, we had $250 million of unrestricted retained earnings available to pay common stock dividends. The dividend restrictions in our secured revolving credit facility were removed in March 2007. Provisions of the Federal Power Act and the Natural Gas Act effectively restrict dividends to the amount of our retained earnings. For the nine months ended September 30, 2007, we paid $176 million in common stock dividends to CMS Energy.
Capital Lease Obligations: Our capital leases are comprised mainly of leased service vehicles, office furniture, and gas pipeline capacity. At September 30, 2007, capital lease obligations totaled $62 million. We estimate future minimum lease payments to range between $10 million and $19 million per year over the next five years.
Sale of Accounts Receivable: Under a revolving accounts receivable sales program, we sell certain accounts receivable to a wholly owned, consolidated, bankruptcy remote special purpose entity. In turn, the special purpose entity may sell an undivided interest in up to $325 million of the receivables. The special purpose entity sold no receivables at September 30, 2007 and $325 million of receivables at December 31, 2006. We continue to service the receivables sold to the special purpose entity. The purchaser of the receivables has no recourse against our other assets for failure of a debtor to pay when due and no right to any receivables not sold. We have neither recorded a gain or loss on the receivables sold nor retained an interest in the receivables sold.

Consumers Energy Company
Certain cash flows under our accounts receivable sales program are shown in the following table:

In Millions
Nine months ended September 30	2007	2006

Net cash flow as a result of accounts receivable financing	$(325)	$(9)
Collections from customers	$4,631	$4,402

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
The cost and fair value of our long-term debt instruments including current maturities are as follows:

In Millions
	September 30, 2007			December 31, 2006
		Fair	Unrealized		Fair	Unrealized
	Cost	Value	Gain	Cost	Value	Gain

Long-term debt	$4,139	$4,073	$66	$4,158	$4,111	$47

The summary of our available-for-sale investment securities is as follows:

In Millions
	September 30, 2007				December 31, 2006
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Common stock of CMS Energy (a)	$8	$23	$—	$31	$10	$26	$—	$36
Nuclear decommissioning investments:
Equity securities	—	—	—	—	140	150	(4)	286
Debt securities	—	—	—	—	307	4	(2)	309
SERP:
Equity securities	18	11	—	29	17	9	—	26
Debt securities	5	—	—	5	6	—	—	6

(a)	At September 30, 2007, we held 1.8 million shares and at December 31, 2006, we held 2.2 million shares of CMS Energy Common Stock.
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

Consumers Energy Company
The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative and hedge accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, it is recorded on our consolidated balance sheet at its fair value. We then adjust the resulting asset or liability each quarter to reflect any change in the market value of the contract, a practice known as marking the contract to market. From time to time, we enter into cash flow hedges. If a derivative qualifies for cash flow hedge accounting treatment, the changes in fair value (gains or losses) are reported in AOCI; otherwise, the changes are reported in earnings.
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
Derivative accounting is required for certain contracts used to limit our exposure to commodity price risk. At September 30, 2007, the fair value of these derivative contracts was immaterial.
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
In April 2007, we sold Palisades to Entergy. Employees transferred to Entergy as a result of the sale no longer participate in our retirement benefit plans. We recorded a net reduction of $22 million in pension SFAS No. 158 regulatory assets with a corresponding decrease of $22 million in pension liabilities on our Consolidated Balance Sheets. We also recorded a net reduction of $15 million in OPEB regulatory SFAS No. 158 assets with a corresponding decrease of $15 million in OPEB liabilities. The following table shows the net adjustment:

Consumers Energy Company

	Pension	OPEB

Plan liability transferred to Entergy	$44	$20
Trust assets transferred to Entergy	22	5

Net adjustment	$22	$15

Beginning May 1, 2007, the CMS Energy Common Stock Fund is no longer an investment option available for new investments in the 401(k) Savings Plan and the employer’s match is no longer in CMS Energy Stock. Participants have an opportunity to reallocate investments in the CMS Energy Stock Fund to other plan investment alternatives. Beginning November 1, 2007, any remaining shares in the CMS Energy Stock Fund will be sold and the sale proceeds will be reallocated to other plan investment options. At September 30, 2007, there were 7 million shares of CMS Energy Common Stock in the CMS Energy Stock Fund.
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

Consumers Energy Company
Costs: The following table recaps the costs, other changes in plan assets, and benefit obligations incurred in our retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Service cost	$12	$12	$35	$35
Interest expense	20	20	61	59
Expected return on plan assets	(18)	(20)	(56)	(60)
Amortization of:
Net loss	11	10	33	30
Prior service cost	1	1	5	5

Net periodic cost	26	23	78	69
Regulatory adjustment	(6)	(3)	(14)	(8)

Net periodic cost after regulatory adjustment	$20	$20	$64	$61

In Millions
	OPEB
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Service cost	$7	$6	$20	$18
Interest expense	17	15	52	47
Expected return on plan assets	(16)	(14)	(47)	(43)
Amortization of:
Net loss	6	5	17	15
Prior service credit	(3)	(3)	(8)	(8)

Net periodic cost	11	9	34	29
Regulatory adjustment	(2)	—	(5)	(1)

Net periodic cost after regulatory adjustment	$9	$9	$29	$28

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

Consumers Energy Company
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
The following tables describe our assets that have legal obligations to be removed at the end of their useful life:

September 30, 2007			In Millions
	In Service		Trust
ARO Description	Date	Long-Lived Assets	Fund
Palisades — decommission plant site	1972	Palisades nuclear plant	$—
Big Rock — decommission plant site	1962	Big Rock nuclear plant	—
JHCampbell intake/discharge water line	1980	Plant intake/discharge water line	—
Closure of coal ash disposal areas	Various	Generating plants coal ash areas	—
Closure of wells at gas storage fields	Various	Gas storage fields	—
Indoor gas services equipment relocations	Various	Gas meters located inside structures	—
Asbestos abatement	1973	Electric and gas utility plant	—

In Millions
	ARO					ARO
	Liability				Cash flow	Liability
ARO Description	12/31/06	Incurred	Settled (a)	Accretion	Revisions	9/30/07

Palisades — decommission	$401	$—	$(410)	$7	$2	$—
Big Rock — decommission	2	—	(3)	1	—	—
JHCampbell intake line	—	—	—	—	—	—
Coal ash disposal areas	57	—	(3)	4	—	58
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	35	—	(1)	2	—	36

Total	$497	$—	$(417)	$14	$2	$96

(a)	Cash payments of $4 million are included in the Other current and non-current liabilities line in Net cash provided by operating activities in our Consolidated Statements of Cash Flows. In April 2007, we sold Palisades to Entergy and paid Entergy to assume ownership and responsibility for the Big Rock ISFSI. Our AROs related to Palisades and the Big Rock ISFSI ended with the sale and the related ARO liabilities were removed from our Consolidated Balance Sheets. We also removed the Big Rock ARO related to the plant in the second quarter of 2007 due to the completion of decommissioning.

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
We will also be required to file a new gas depreciation study by August 1, 2008, using 2007 removal costs as the basis for the calculation, and a new electric depreciation study by August 3, 2009, using 2008 removal costs as the basis for the calculation.
8: income taxes
The principal components of deferred tax assets (liabilities) recognized on our Consolidated Balance Sheets both before and after the adoption of FIN 48 are as follows:

In Millions
	January 1,	December 31,
	2007	2006

Property	$(725)	$(814)
Securitized costs	(177)	(177)
Gas inventories	(168)	(168)
Employee benefits	36	36
SFAS No. 109 regulatory liability, net	189	189
Nuclear decommissioning	57	57
Tax loss and credit carryforwards	178	209
Valuation allowances	(22)	(15)
Other, net	(176)	(175)

Net deferred tax liabilities	$(808)	$(858)

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
The actual income tax expense differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

In Millions
Nine Months Ended September 30	2007	2006

Income before income taxes	$332	$211

Statutory federal income tax rate	x 35%	x 35%

Expected income tax expense	116	74
Increase (decrease) in taxes from:
Property differences	10	15
IRS Settlement/Credit Restoration	—	(18)
Fair market value charitable donation	(2)	—
Tax exempt income	(1)	(2)
Medicare Part D exempt income	(7)	(4)
Income tax credit amortization	(3)	(3)
Valuation Allowance	—	5
Other, net	2	(1)

Recorded income tax expense	$115	$66

Effective tax rate	35%	31%

Michigan Business Tax Act: In July 2007, the Michigan governor signed Senate Bill 94, the Michigan Business Tax Act, which imposes a business income tax of 4.95 percent and a modified gross receipts tax of 0.8 percent. The bill provides for a number of tax credits and incentives geared toward those companies investing and employing in Michigan. The Michigan Business Tax, which is effective January 1, 2008, replaces the state’s current Single Business Tax that expires on December 31, 2007. In September 2007, the Michigan governor signed House Bill 5104, allowing additional deductions in future years against the business income portion of the tax. These future deductions are phased in over a 15-year period, beginning in 2015. As a result of the enactment of this tax, we recorded, on a consolidated basis, a net deferred tax liability of $125 million completely offset by a net deferred tax asset of $125 million.

Consumers Energy Company
9: Reportable Segments
Our reportable segments consists of business units organized and managed by the nature of the products and services each provides. We evaluate performance based upon the net income of each segment. We operate principally in two segments: electric utility and gas utility.
The following tables show our financial information by reportable segment:

		In Millions
	Three Months Ended		Nine Months Ended
September 30	2007	2006	2007	2006

Operating revenue
Electric	$963	$976	$2,663	$2,496
Gas	209	201	1,811	1,576
Other	—	14	—	39

Total Operating Revenue	$1,172	$1,191	$4,474	$4,111

Net income available to common stockholder
Electric	$67	$93	$158	$159
Gas	(8)	(20)	53	14
Other	1	26	5	(29)

Total Net Income Available to Common Stockholder	$60	$99	$216	$144

In Millions
	September 30, 2007	December 31, 2006

Assets
Electric (a)	$8,333	$8,516
Gas (a)	4,343	3,950
Other	479	379

Total Assets	$13,155	$12,845

(a)	Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2006 and Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies, for CMS Energy and Note 3, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

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
While that appeal was pending, CMS Energy agreed to settle the Texas-Ohio case and four other cases originally filed in California federal courts for a total payment of $700,000. That settlement money was paid and on September 10, 2007, the court entered an order granting final approval of the settlement and dismissing the CMS Energy defendants from these cases. On September 26, 2007, the Ninth Circuit Court of Appeals reversed the ruling of the trial judge in the Texas-Ohio case and held that the “filed rate doctrine” is not applicable to the claims. The Ninth Circuit then remanded the case to the federal district court. While CMS Energy is no longer a party to the Texas-Ohio case, the ninth circuit ruling may affect the position of CMS entities in other pending cases.
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
The Fairhaven, Utility Savings and Abelman Art Glass cases have been transferred to the MDL proceeding, where the Texas-Ohio case was pending. Pursuant to stipulation by the parties and court order, defendants were not required to respond to the Fairhaven, Utility Savings and Abelman Art Glass complaints until the court ruled on defendants’ motion to dismiss in the Texas-Ohio case. Plaintiffs subsequently filed a consolidated class action complaint alleging violations of federal and California antitrust laws. Defendants filed a motion to dismiss, arguing that the consolidated complaint should be dismissed for the same reasons as the Texas-Ohio case. The court issued an order granting the motion to dismiss on December 19, 2005 and entered judgment in favor of defendants on December 23, 2005. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. California-based plaintiffs in the pending Ninth Circuit Court of Appeals cases (Texas-Ohio, Fairhaven, Abelman Art Glass and Utility Savings) have entered into a settlement agreement dated January 10, 2007 to collectively settle their claims against all CMS Energy defendants for the payment of $700,000. Plaintiffs filed a motion for preliminary approval of this and other settlements with various defendants on April 3, 2007. An order was entered on May 3, 2007 granting preliminary approval of the settlement, and CMS has wire transferred its $700,000 settlement payment. On September 10, 2007, the court entered an order granting final approval of the settlement and dismissing the CMS Energy defendants and other settling defendants from these cases.

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
Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants’ future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Defendants attempted to remove the case to federal court, but it was remanded to state court by a federal judge. On February 2, 2007, the state court granted defendants’ motion to dismiss the complaint. Plaintiffs filed a notice of appeal on April 4, 2007. Oral arguments on the appeal is set for November 8, 2007.
J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court in August 2005 against a number of energy companies, including CMS Energy, CMS MST and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act relating to reporting false natural gas trade information to publications that report trade information. Plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. The case was removed to the United States District Court for the District of Kansas on September 8, 2005 and transferred to the MDL proceeding on October 13, 2005. A motion to remand the case back to Kansas state court was denied on April 21, 2006. The court initially issued an order granting the motion to dismiss on December 18, 2006, but later reversed the ruling on reconsideration and has now denied the defendants’ motion to dismiss. On September 7, 2007, the CMS Energy defendants filed an answer to the complaint.
On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order and on June 20, 2006 the MDL Panel issued an order transferring the case to the MDL proceeding. The court issued an order dated August 3, 2006 denying the motion to remand the case to Kansas state court. Defendants have filed a motion to dismiss, which was denied on July 27, 2007. On September 7, 2007, the CMS Energy defendants filed an answer to the complaint.
Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages. The case was removed to the United States District Court for the District of Colorado on June 12, 2006, a conditional transfer order transferring the case to the MDL proceeding was entered on June 27, 2006, and an order transferring the case to the MDL proceeding was entered on October 17, 2006. The court issued an order dated December 4, 2006 denying the motion to remand the case back to Colorado state court. Defendants have filed a motion to dismiss. On August 21, 2007, the court granted the motion to dismiss by CMS Energy on the basis of a lack of jurisdiction. The other defendants remain in the case, and they filed an answer to the complaint on September 7, 2007. The remaining CMS Energy defendants also filed a summary judgment motion which remains pending.
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
A class action complaint, Arandell Corp., et al v. XCEL Energy Inc., et al, was filed on or about December 15, 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. Defendants, including CMS Energy, CMS ERM and Cantera Gas Company, LLC, are alleged to have violated Wisconsin’s Anti-Trust statute by conspiring to manipulate natural gas prices. Plaintiffs are seeking full consideration damages, plus exemplary damages in an amount equal to three times the actual damages, and attorneys’ fees. The action was removed to Wisconsin federal district court and CMS entered a special appearance for purpose of filing a motion to dismiss all the CMS defendants on the ground of lack of personal jurisdiction and that motion was filed on September 10, 2007. The court has not yet ruled on the motion. The court denied plaintiffs’ motion to remand the case back to Wisconsin state court, and the case has been transferred to the Nevada MDL proceeding.
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
CMS ENERGY AND CONSUMERS
SECURITIES CLASS ACTION LAWSUITS
Beginning in May 2002, a number of complaints were filed against CMS Energy, Consumers and certain officers and directors of CMS Energy and its affiliates in the United States District Court for the Eastern District of Michigan. The cases were consolidated into a single lawsuit (the “Shareholder Action”), which generally seeks unspecified damages based on allegations that the defendants violated United States securities laws and regulations by making allegedly false and misleading statements about CMS Energy’s business and financial condition, particularly with respect to revenues and expenses recorded in connection with round-trip trading by CMS MST. In January 2005, the court granted a motion to dismiss Consumers and three of the individual defendants, but denied the motions to dismiss CMS Energy and the 13 remaining individual defendants. In March 2006, the court conditionally certified a class consisting of “all persons who purchased CMS Common Stock during the period of October 25, 2000 through and including May 17, 2002 and who were damaged thereby.” The court excluded purchasers of CMS Energy’s 8.75 percent Adjustable Convertible Trust Securities (“ACTS”) from the class and, in response, a new class action lawsuit was filed on behalf of ACTS purchasers (the “ACTS Action”) against the same defendants named in the Shareholder Action. The settlement described in the following paragraph has resolved both the Shareholder and ACTS actions.
On January 3, 2007, CMS Energy and other parties entered into a Memorandum of Understanding (the “MOU”), subject to court approval, regarding settlement of the two class action lawsuits. The settlement was approved by a special committee of independent directors and by the full board of directors of CMS Energy. Both judged that it was in the best interests of shareholders to eliminate this business uncertainty. Under the terms of the MOU, the litigation was settled for a total of $200 million, including the cost of administering the settlement and any attorney fees the court awards. CMS Energy made a payment of approximately $123 million plus interest on the settlement amount on September 20, 2007. CMS Energy’s insurers paid $77 million, the balance of the settlement amount. In entering into the

MOU, CMS Energy made no admission of liability under the Shareholder Action and the ACTS Action. The parties executed a Stipulation and Agreement of Settlement dated May 22, 2007 (“Stipulation”) incorporating the terms of the MOU. In accordance with the Stipulation, CMS has paid approximately $1 million of the settlement amount to fund administrative expenses. On September 6, 2007, the court issued a final order approving the settlement. The remaining settlement amount was paid following the September 6, 2007 hearing.
On October 5, 2007, two former officers of Consumers filed an appeal of the order approving the settlement of the shareholder litigation. Based on the objections they filed in the District Court and comments made on the record at the fairness hearing on September 6, 2007, they are not challenging the amount of the settlement. Their principal complaint was with the exclusion of all present and former officers and their immediate families from participation in the settlement. It is not anticipated that the appeal will result in changes to any material terms of the settlement approved by the District Court.
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
Item 1A. Risk Factors
Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy’s Form 10-K and Consumers’ Form 10-K for the year ended December 31, 2006 and Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
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
In 1998, the EPA issued regulations requiring the State of Michigan to further limit nitrogen oxide emissions at coal-fired electric generating plants. The EPA and State of Michigan regulations require Consumers to make significant capital expenditures estimated to be $880 million. From 1998 to present, Consumers has incurred $784 million in capital expenditures to comply with these regulations and anticipates that the remaining $96 million of capital expenditures will be made in 2007 through 2011. In addition to modifying coal-fired electric plants, Consumers’ compliance plan includes the use of nitrogen oxide emission allowances until all of the control equipment is operational in 2011. The nitrogen oxide emission allowance annual expense is projected to be $2 million per year through 2011, which Consumers expects to recover from customers through the PSCR process.
In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric plant emission controls for nitrogen oxides and sulfur dioxide. Consumers plans to meet the nitrogen oxide requirements of this rule by year-round operation of its selective catalytic reduction control technology units, installation of low nitrogen oxide burners, and purchasing emission allowances. Consumers plans to meet the sulfur dioxide requirements of this rule using sorbent injection, installation of flue gas desulfurization scrubbers and purchasing emission allowances. Consumers’ total cost for equipment installation is expected to reach approximately $740 million by 2015. Additional purchases of sulfur dioxide emission allowances in 2012 and 2013 will be needed for an estimated cost of $10 million per year, which Consumers expects to recover from customers through the PSCR process.
The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia by a number of utilities and other companies. Final briefs were due September 5, 2007 with a decision expected in 2008. We cannot predict the outcome of these appeals.
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
In April 2006, Michigan’s governor announced a plan that would result in mercury emissions reductions of 90 percent by 2015. Consumers is currently working with the MDEQ on the details of these rules; however, Consumers has developed preliminary cost estimates and a mercury emissions reduction scenario based on its best knowledge of control technology options and initially proposed requirements. The scenario includes expenditures of approximately $510 million for mercury control equipment and continuous emissions monitoring systems through 2015.
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
Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. On April 2, 2007, the U.S. Supreme Court ruled that the Clean Air Act gives the EPA the authority to regulate emissions of carbon dioxide and other greenhouse gases from automobiles. In its decision, the court ordered the EPA to revisit its finding that it has the discretion not to regulate greenhouse gas emissions from automobiles.
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
Effective November 1, 2007, CMS Energy and Consumers entered into Indemnification Agreements with each of their respective Directors. These Agreements have an indefinite term and provide for advancement of costs and expenses incurred to defend certain legal actions relating to their services as a Director. These Indemnification Agreements provide consistent indemnification provisions for all Directors and replace Indemnification Agreements that were in place for certain Directors.

Item 6. Exhibits

(3)(b)	CMS Energy Corporation Bylaws, amended and restated as of August 10, 2007

(3)(d)	Consumers Energy Company Bylaws, amended and restated as of August 10, 2007

(10)(a)	Form of Indemnification Agreement between CMS Energy Corporation and its Directors, effective as of November 1, 2007

(10)(b)	Form of Indemnification Agreement between Consumers Energy Company and its Directors, effective as of November 1, 2007

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: November 1, 2007	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: November 1, 2007	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer