Form 10-Q
period 2008-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2008-05-05
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.

1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
1-5611	(517) 788-0550 CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
CMS Energy Corporation:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Consumers Energy Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
CMS Energy Corporation: Yes ☐ No ☑ Consumers Energy Company: Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 30, 2008:
CMS Energy Corporation:

CMS Energy Common Stock, $.01 par value	225,283,056
Consumers Energy Company, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended March 31, 2008
This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers Energy Company makes no representation regarding information relating to any other companies affiliated with CMS Energy Corporation other than its own subsidiaries. None of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s other subsidiaries (other than Consumers Energy Company) has any obligation in respect of Consumers Energy Company’s debt securities and holders of such securities should not consider the financial resources or results of operations of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy’s subsidiaries (other than Consumers Energy Company and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers Energy Company’s debt securities. Similarly, Consumers Energy Company has no obligation in respect of debt securities of CMS Energy Corporation.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with Management’s Discussion and Analysis included in the 2007 Form 10-K for CMS Energy Corporation and Consumers Energy Company.

Page
Glossary	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CMS Energy Corporation
Consolidated Statements of Income (Loss)	CMS-22
Consolidated Statements of Cash Flows	CMS-25
Consolidated Balance Sheets	CMS-26
Consolidated Statements of Common Stockholders’ Equity	CMS-28
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CMS-31
2. Fair Value Measurements	CMS-32
3. Asset Sales, Discontinued Operations and Impairment Charges	CMS-35
4. Contingencies	CMS-37
5. Financings and Capitalization	CMS-46
6. Earnings Per Share	CMS-48
7. Financial and Derivative Instruments	CMS-49
8. Retirement Benefits	CMS-51
9. Reportable Segments	CMS-53
Consumers Energy Company
Consolidated Statements of Income	CE-18
Consolidated Statements of Cash Flows	CE-19
Consolidated Balance Sheets	CE-20
Consolidated Statements of Common Stockholder’s Equity	CE-22
Notes to Consolidated Financial Statements (Unaudited):
1. Corporate Structure and Accounting Policies	CE-25
2. Fair Value Measurements	CE-26
3. Contingencies	CE-28
4. Financings and Capitalization	CE-35
5. Financial and Derivative Instruments	CE-36
6. Retirement Benefits	CE-37
7. Reportable Segments	CE-39

(Continued)

GLOSSARY
Certain terms used in the text and financial statements are defined below

AFUDC	Allowance for Funds Used During Construction

ALJ	Administrative Law Judge

AOC	Administrative Order on Consent

AOCL	Accumulated Other Comprehensive Loss

APB	Accounting Principles Board

ARO	Asset retirement obligation

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	One billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant

Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation

CAMR	Clean Air Mercury Rule

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises

CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a subsidiary of Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises

CMS Generation	CMS Generation Co., a former wholly owned subsidiary of Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Energy

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, formerly a subsidiary of Enterprises

Consumers	Consumers Energy Company, a subsidiary of CMS Energy

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute enacted in June 2000

DCCP	Defined Company Contribution Plan

DC SERP	Defined Contribution Supplemental Executive Retirement Plan

Detroit Edison	The Detroit Edison Company, a non-affiliated company

DIG	Dearborn Industrial Generation, LLC, a wholly owned subsidiary of CMS Energy

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

Dow	The Dow Chemical Company, a non-affiliated company

EISP	Executive Incentive Separation Plan

EITF	Emerging Issues Task Force

EITF Issue 06-11	EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

El Chocon	A 1,200 MW hydro power plant located in Argentina, in which CMS Generation formerly held a 17.2 percent ownership interest

Entergy	Entergy Corporation, a non-affiliated company

Enterprises	CMS Enterprises Company, a subsidiary of CMS Energy

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN 14	FASB Interpretation No. 14, Reasonable Estimation of Amount of a Loss

FIN 45	FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

FIN 46(R)	Revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities

FIN 48	FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109

FMB	First Mortgage Bonds

FMLP	First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility

FSP	FASB Staff Position

FSP FAS 142-3	FASB Staff Position on FASB No. 142, Determination of the Useful Life of Intangible Assets

FSP FIN 39-1	FASB Staff Position on FASB Interpretation No. 39-1, Amendment of FASB Interpretation No. 39

GAAP	Generally Accepted Accounting Principles

GCR	Gas cost recovery

ICSID	International Centre for the Settlement of Investment Disputes

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

Jamaica	Jamaica Private Power Company, Limited, a 63 MW diesel-fueled power plant in Jamaica, in which CMS Generation formerly owned a 42 percent interest

Jorf Lasfar	A 1,356 MW coal-fueled power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)

Lucid Energy	Lucid Energy LLC, a non-affiliated company

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC

mcf	One thousand cubic feet of gas

MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership	Midland Cogeneration Venture Limited Partnership

MCV PPA	The Power Purchase Agreement between Consumers and the MCV Partnership with a 35-year term commencing in March 1990, as amended, and as interpreted by the Settlement Agreement dated as of January 1, 1999 between the MCV Partnership and Consumers

MD&A	Management’s Discussion and Analysis

MDEQ	Michigan Department of Environmental Quality

MDL	Multidistrict Litigation

METC	Michigan Electric Transmission Company, LLC, a non-affiliated company owned by ITC Holdings Corporation and a member of MISO

MGP	Manufactured Gas Plant

MISO	Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MSBT	Michigan Single Business Tax

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt hour (a unit of energy equal to one million watt hours)

NREPA	Michigan Natural Resources and Environmental Protection Act

NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, formerly owned by Consumers

Panhandle	Panhandle Eastern Pipe Line Company, including its subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy

PowerSmith	A 124 MW natural gas power plant located in Oklahoma, in which CMS Generation formerly held a 6.25% limited partner ownership interest

PSCR	Power supply cost recovery

PURPA	Public Utility Regulatory Policies Act of 1978

Quicksilver	Quicksilver Resources, Inc., a non-affiliated company

RAKTL	Ronald A. Katz Technology Licensing L.P., a non-affiliated company

RCP	Resource Conservation Plan

Reserve Margin	The amount of unused available electric capacity at peak demand as a percentage of total electric capacity

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act.

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted”

SFAS No. 157	SFAS No. 157, “Fair Value Measurement”

SFAS No. 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”

Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission owns a 23.54 percent interest

Trunkline	CMS Trunkline Gas Company, LLC, formerly a subsidiary of CMS Panhandle Holdings, LLC

TTT	Gas title transfer tracking fees and services

Zeeland	A 935 MW gas-fired power plant located in Zeeland, Michigan

CMS Energy Corporation
CMS Energy Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a consolidated report of CMS Energy. The terms “we” and “our” as used in this report refer to CMS Energy and its subsidiaries as a consolidated entity, except where it is clear that such term means only CMS Energy. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy’s Form 10-K for the year ended December 31, 2007.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict or control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, CMS Energy, Consumers, or any of their affiliates,

•	factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	the impact of any future regulations or laws regarding carbon dioxide and other greenhouse gas emissions,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions, including but not limited to those that may affect Bay Harbor,

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant questions currently or potentially before the MPSC, including:
▪	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

▪	recovery of power supply and natural gas supply costs,

▪	timely recognition in rates of additional equity investments and additional operation and maintenance expenses at Consumers,

▪	adequate and timely recovery of additional utility rate-based investments,

CMS-1

CMS Energy Corporation
▪	adequate and timely recovery of higher MISO energy and transmission costs,

▪	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

▪	recovery of Palisades sale-related costs,

▪	timely recovery of costs associated with energy efficiency investments and any state or federally mandated renewables resource standards,

▪	approval of the Balanced Energy Initiative, and

▪	authorization of a new clean coal plant,
•	our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if the owners of the MCV Facility exercise their right to terminate the MCV PPA,

•	the ability of Consumers to prevail in the exercise of its regulatory out rights under the MCV PPA,

•	adverse consequences resulting from a past or future assertion of indemnity or warranty claims associated with previously owned assets and businesses, including claims resulting from attempts by the governments of Equatorial Guinea and Morocco to assess taxes on past operations or transactions,

•	the ability of Consumers to recover Big Rock decommissioning funding shortfalls and nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule, including the outcome of pending litigation with the DOE,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	the impact of increases in natural gas prices on our cash flow and working capital,

•	our ability to collect accounts receivable from our customers,

•	earnings volatility resulting from the GAAP requirement that we apply mark-to-market accounting to certain energy commodity contracts, including electricity sales agreements, and interest rate swaps,

•	the direct and indirect effects of the continued economic downturn in Michigan on Consumers and its revenues,

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for such events,

•	technological developments in energy production, delivery, and usage,

•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

•	changes in tax laws or new IRS interpretations of existing or past tax laws,

CMS-2

CMS Energy Corporation
•	changes in federal or state regulations or laws that could have an impact on our business,

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims, including those resulting from the investigation by the DOJ regarding round-trip trading and price reporting,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax exempt debt insurance,

•	credit ratings of CMS Energy or Consumers, and

•	other business or investment considerations that may be disclosed from time to time in CMS Energy’s or Consumers’ SEC filings, or in other publicly issued written documents.
For additional information regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 4, Contingencies, and Part II, Item 1A. Risk Factors.

CMS-3

CMS Energy Corporation
EXECUTIVE OVERVIEW
CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of several subsidiaries including Consumers and Enterprises. Consumers is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged primarily in domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy-related services. Our businesses are affected primarily by:
•	weather, especially during the normal heating and cooling seasons,

•	economic conditions, primarily in Michigan,

•	regulation and regulatory issues that affect our electric and gas utility operations,

•	energy commodity prices,

•	interest rates, and

•	our debt credit rating.
During the past several years, our business strategy has emphasized improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service.
A key aspect of our strategy with respect to our utility operations is our Balanced Energy Initiative. The initiative is designed to meet the growing customer demand for electricity over the next 20 years with energy efficiency, demand management, expanded use of renewable energy, and development of new power plants and pursuit of additional power purchase agreements to complement existing generating sources.
The Michigan House of Representatives passed a package of bills that would reform the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design, establish mandatory renewable energy standards, and provide for other regulatory changes. These bills are currently awaiting action from the Michigan Senate. In addition, the U.S. Congress is considering various bills relating to mandatory renewable energy standards.
We are implementing an integrated business software system for finance, work management, and other systems. We expect the new business software to be in use in the second half of 2008. Consistent with our commitment to our Balanced Energy Initiative, we are also developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. We expect to develop integration software and pilot new technology over the next two years.
In September 2007, we exercised the regulatory-out provision in the MCV PPA, thus limiting the amount we pay the MCV Partnership for capacity and fixed energy to the amount recoverable from our customers. The MCV Partnership may have the right under certain circumstances to terminate or reduce the amount of capacity sold under the MCV PPA, which could affect our need to build or purchase additional generating capacity. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision.

CMS-4

In the future, we will focus our strategy on:
•	continuing investment in our utility business,

•	growing earnings while controlling operating costs and parent debt, and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by the downturn in Michigan’s automotive industry and limited growth in the non-manufacturing sectors of the state’s economy. There also has been softness in the capital markets resulting from the subprime mortgage and other market weakness. Although we have not identified any material impacts to our financial condition, we will continue to monitor developments for potential impacts on our business.

CMS-5

CMS Energy Corporation
RESULTS OF OPERATIONS
CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions (except for per share amounts)
Three months ended March 31	2008	2007	Change

Net Income (Loss) Available to Common Stockholders	$103	$(215)	$318
Basic Earnings (Loss) Per Share	$0.46	$(0.97)	$1.43
Diluted Earnings (Loss) Per Share	$0.44	$(0.97)	$1.41

Electric Utility	$67	$51	$16
Gas Utility	62	57	5
Enterprises	(2)	(198)	196
Corporate Interest and Other	(24)	53	(77)
Discontinued Operations	—	(178)	178

Net Income (Loss) Available to Common Stockholders	$103	$(215)	$318

For the three months ended March 31, 2008, our net income was $103 million, a $318 million increase versus 2007. The increase relates primarily to the absence in 2008 of charges associated with the exit from our international businesses net of the absence of earnings from these businesses. The change also reflects an increase in net income from our electric and gas utility segments due to favorable impacts from MPSC rate orders.
Specific changes to net income (loss) available to common stockholders for the three months ended March 31, 2008 versus 2007 are:

		In Millions

•	absence of activities associated with discontinued operations primarily due to the loss on the 2007 disposal of our Argentine businesses and non-utility Michigan gas assets,	$178
•	absence of impairment charges related to international businesses sold in 2007,	157
•	increase in earnings from our Electric Utility primarily due to MPSC orders in our 2006 PSCR reconciliation case and our 2007 rate case,	16
•	increase in earnings from our Gas Utility primarily due to the MPSC’s August 2007 rate order,	5
•	absence of earnings and tax impacts at Enterprises and Corporate related to international assets sold in 2007, and	(30)
•	absence of net gains on the sale of assets reported in 2007.	(8)
Total Change		$318

CMS-6

CMS Energy Corporation
ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Income for the three months ended	$67	$51	$16

Reasons for the change:
Electric deliveries and rate increase			$17
Palisades revenue to PSCR			(46)
Power supply costs and related revenue			(3)
Operating expenses, other income and non-commodity revenue			61
General taxes			4
Interest charges			(5)
Income taxes			(12)

Total change			$16

Electric deliveries and rate increase: For the three months ended March 31, 2008, electric delivery revenues increased by $17 million versus 2007 primarily due to additional revenue of $18 million from the inclusion of the Zeeland power plant in rates. The increase was partially offset by decreased electric revenues of $1 million due to lower deliveries. Deliveries to end-use customers were 9.4 billion kWh, a decrease of 0.1 billion kWh or 1 percent versus 2007.
Palisades revenue to PSCR: Consistent with the MPSC order associated with the April 2007 sale of Palisades, $46 million of base rate revenue related to Palisades is being used to offset costs incurred under our power purchase agreement with Entergy. For additional information, see Note 4, Contingencies, “Consumers’ Electric Utility Rate Matters.”
Power supply costs and related revenue: For the three months ended March 31, 2008, power supply costs and related revenue decreased $3 million versus 2007. This decrease reflects amounts excluded from recovery in the 2006 PSCR reconciliation case.
Operating expenses, other income and non-commodity revenue: For the three months ended March 31, 2008, operating expenses decreased $69 million and non-commodity revenue decreased $8 million versus 2007.
The decrease in operating expenses was primarily due to lower other operating and maintenance expense that resulted from the sale of Palisades in April 2007 and the reduction in operating expense due to the MPSC’s order allowing us to retain a portion of the proceeds from the sale of certain sulfur dioxide allowances. Also decreasing expense was the absence, in 2008, of certain costs which are no longer incurred under our power purchase agreement with the MCV Partnership, and the termination of the METC transmission service agreement. The decrease was partially offset by higher depreciation resulting from an increase in plant in service. For additional details on our power purchase agreement with the MCV Partnership, see Note 4, Contingencies, “Other Consumers’ Electric Utility Contingencies.”
The decrease in non-commodity revenue was primarily due to the absence, in 2008, of METC transmission services revenue.

CMS-7

CMS Energy Corporation
General taxes: For the three months ended March 31, 2008, general tax expense decreased $4 million versus 2007. The decrease was primarily due to the absence, in 2008, of MSBT, which was replaced with the Michigan Business Tax effective January 1, 2008. The decrease was partially offset by higher property tax expense.
Interest charges: For the three months ended March 31, 2008, interest charges increased $5 million versus 2007. The increase was primarily due to interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balance.
Income taxes: For the three months ended March 31, 2008, income taxes increased $12 million versus 2007. The increase reflects $10 million due to higher earnings and $2 million due to the inclusion of the Michigan Business Tax, which replaced the MSBT effective January 1, 2008.
GAS UTILITY RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Income for the three months ended	$62	$57	$5

Reasons for the change:
Gas deliveries and rate increase			$13
Gas wholesale and retail services, other gas revenues, and other income			(4)
Operating expenses			(3)
General taxes and depreciation			(2)
Interest charges			4
Income taxes			(3)

Total change			$5

Gas deliveries and rate increase: For the three months ended March 31, 2008, gas delivery revenues increased $13 million versus 2007 due to additional revenue of $21 million from the MPSC’s August 2007 gas rate order. The increase was partially offset by $8 million due to lower system efficiency. Gas deliveries, including miscellaneous transportation to end-use customers, were 137 bcf, a decrease of less than 0.1 bcf or less than 0.1 percent versus 2007.
Gas wholesale and retail services, other gas revenues, and other income: For the three months ended March 31, 2008, gas wholesale and retail services, other gas revenues and other income decreased $4 million versus 2007. The decrease reflects lower pipeline capacity optimization revenue.
Operating expenses: For the three months ended March 31, 2008, other operating expenses increased $3 million versus 2007. The increase was primarily due to higher customer service expense, which reflected an increase in uncollectible accounts expense, and higher operating expense across our storage, transmission and distribution systems.
General taxes and depreciation: For the three months ended March 31, 2008, general taxes and depreciation increased $2 million versus 2007. Depreciation expense increased $5 million due to an increase in plant in service, partially offset by reduced general taxes of $3 million due to the absence, in 2008, of MSBT, which was replaced by the Michigan Business Tax effective January 1, 2008.

CMS-8

CMS Energy Corporation
Interest charges: For the three months ended March 31, 2008, interest charges decreased $4 million versus 2007 primarily due to lower average debt levels and a lower average interest rate.
Income taxes: For the three months ended March 31, 2008, income taxes increased $3 million versus 2007. The increase reflects $3 million due to higher earnings and $3 million due to the inclusion of the Michigan Business Tax, which replaced the MSBT effective January 1, 2008. These increases were partially offset by a decrease of $3 million primarily related to the treatment of property, plant and equipment, as required by the MPSC orders.
ENTERPRISES RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Loss for the three months ended	$(2)	$(198)	$196

Reasons for the change:
Operating revenues			$(42)
Cost of gas and purchased power			48
Earnings from equity method investees			(20)
Gain on sale of assets, net			(12)
Operation and maintenance			16
2007 asset impairment charges			242
Fixed charges			3
Income taxes			(39)

Total change			$196

Operating revenues: For the three months ended March 31, 2008, operating revenues decreased $42 million versus 2007. The decrease was due to the absence, in 2008, of third-party gas sales of $46 million resulting primarily from the termination of a gas sales contract, lower mark-to-market gains of $6 million related to power and gas sales contracts versus 2007, and the absence, in 2008, of revenue of $1 million from assets sold in 2007. These decreases were partially offset by increased power sales of $8 million and gains recorded from third-party financial settlements of $3 million.
Cost of gas and purchased power: For the three months ended March 31, 2008, cost of gas and purchased power decreased $48 million versus 2007. The decrease was due to the absence, in 2008, of third-party gas purchases of $41 million resulting primarily from the termination of a gas supply contract, mark-to-market losses of $5 million on gas supply contracts, and a decrease in purchased power costs of $2 million.
Earnings from equity method investees: For the three months ended March 31, 2008, equity earnings decreased $20 million versus 2007. The decrease was due to the absence of $16 million of earnings from our investments in Africa, the Middle East and India that were sold in May 2007. Also contributing to the decrease was the absence, in 2008, of $3 million of earnings associated with our remaining asset in Argentina and $1 million of earnings from our investment in Jamaica that was sold in October 2007.

CMS-9

CMS Energy Corporation
Gain on sale of assets, net: For the three months ended March 31, 2008, there were no gains or losses on asset sales. For the three months ended March 31, 2007 the net gain on asset sales was $12 million. For additional details, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
Operation and maintenance: For the three months ended March 31, 2008, operation and maintenance expenses decreased $16 million versus 2007 due to the absence, in 2008, of expenses associated with assets sold during 2007.
2007 asset impairment charges: For the three months ended March 31, 2007, we recorded asset impairment charges of $242 million for the reduction in fair value of our investments in TGN, Jamaica and PowerSmith. For additional information, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
Fixed charges: For the three months ended March 31, 2008, fixed charges decreased $3 million versus 2007 due to the absence of interest expense at businesses sold in 2007.
Income taxes: For the three months ended March 31, 2008, income tax expense increased $39 million versus 2007. The increase reflects $83 million of additional tax expense on higher earnings, partially offset by the absence of $44 million of tax expense recorded in 2007 on earnings associated with the recognition of previously unremitted foreign earnings of subsidiaries sold.
CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Income for the three months ended	$(24)	$53	$(77)

For the three months ended March 31, 2008, net loss from corporate interest and other was $24 million, versus net income of $53 million in 2007. The decrease in net income of $77 million is primarily due to the one-time recognition, in 2007, of certain tax benefits related to the sale of our international operations.
Discontinued Operations
For the three months ended March 31, 2008, there was no net income from discontinued operations. The $178 million net loss for March 31, 2007 was primarily due to losses related to the March 2007 sale of Argentine businesses and non-utility natural gas assets in Michigan. For additional details, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
DERIVATIVE INSTRUMENTS
Derivative Instruments: We account for derivative instruments in accordance with SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, we record it on our consolidated balance sheet at its fair value.
We measure fair value in accordance with SFAS No. 157. The most material of our derivative liabilities, an electricity sales agreement at CMS ERM, is valued using a modeling method. Because this electricity sales agreement extends beyond the term for which quoted electricity prices are available, our valuation model incorporates a proprietary forward power pricing curve that is based on forward gas prices and an implied heat rate. Our model incorporates discounting, credit, and model risks. The model is sensitive to power and gas forward prices, and the fair value of this derivative liability will increase with increases in these forward prices. We adjust our model each quarter to incorporate market data as it becomes available.

CMS-10

CMS Energy Corporation
There has been no material change in the fair value of the derivative liability since December 31, 2007. For further discussion of how we determine the fair values of our derivatives, see Note 2, Fair Value Measurements. Except as noted in the following paragraph, there have been no significant changes since December 31, 2007 in the amount or types of derivatives that we hold or to how we account for derivatives.
CMS ERM Contracts: In the past, CMS ERM has generally classified all of its derivatives that result in physical delivery of a commodity as non-trading contracts and all of its derivatives that financially settle as trading contracts. Following the recent restructuring of our DIG investment and the resulting streamlining of CMS ERM’s risk management activities, we reevaluated the classification of CMS ERM’s derivatives as trading versus non-trading. We determined that all of CMS ERM’s derivatives are held for purposes other than trading. Therefore, during the first quarter of 2008, we accounted for all of CMS ERM’s derivatives as non-trading derivatives.
For additional details on our derivative activities, see Note 7, Financial and Derivative Instruments.
CAPITAL RESOURCES AND LIQUIDITY
Factors affecting our liquidity and capital requirements include:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs, and

•	collateral requirements.
During the summer months, we buy natural gas and store it for resale during the winter heating season. Although our prudent natural gas costs are recoverable from our customers, the storage of natural gas as inventory requires additional liquidity due to the lag in cost recovery.
Our cash management plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed.
We believe the following sources will be sufficient to meet our liquidity needs:
•	our current level of cash and revolving credit facilities,

•	our anticipated cash flows from operating and investing activities, and

•	our ability to access secured and unsecured borrowing capacity in the capital markets, if necessary.
In April 2008, Consumers redeemed two of its tax-exempt debt issues with $96 million of refinancing proceeds placed in escrow accounts. Also in April 2008, Consumers converted $35 million of tax-exempt debt previously backed by monoline insurers to variable rate demand bonds. These transactions have eliminated our variable rate debt backed by monoline insurers.
Cash Position, Investing, and Financing

CMS-11

CMS Energy Corporation
Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2008, we had $964 million of consolidated cash, which includes $123 million of restricted cash and $4 million held by entities consolidated under FIN 46(R).
Our primary ongoing source of cash is dividends and other distributions from our subsidiaries. For the three months ended March 31, 2008, Consumers paid $113 million in common stock dividends to CMS Energy. For details on dividend restrictions, see Note 5, Financings and Capitalization.
Our cash flow statements include amounts related to discontinued operations through the date of disposal. The sale of our discontinued operations had no material adverse effect on our liquidity, as we used the sales proceeds to invest in our utility business and to reduce debt. For additional details on discontinued operations, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges.
Summary of Consolidated Statements of Cash Flows:

In Millions
Three months ended March 31	2008	2007

Net cash provided by (used in):
Operating activities	$474	$315
Investing activities	(152)	6

Net cash provided by operating and investing activities	322	321
Financing activities	171	(57)
Effect of exchange rates on cash	—	1

Net Increase in Cash and Cash Equivalents	$493	$265

Operating Activities:
For the three months ended March 31, 2008, net cash provided by operating activities was $474 million, an increase of $159 million versus 2007. In addition to an increase in earnings, the increase was primarily due to timing of cash receipts from accounts receivable. We accelerate our collections from customer billings through the sale of accounts receivable. The sale of accounts receivable at the end of 2006 reduced our collections from customers during the first quarter of 2007. During the first quarter of 2008, we did not rely on sales of accounts receivable and collected customer billings throughout the period. This increase was partially offset by a payment made by CMS ERM in February 2008 to terminate electricity sales agreements.
Investing Activities:
For the three months ended March 31, 2008, net cash used in investing activities was $152 million, an increase of $158 million versus 2007. This increase was a result of the absence of asset sale proceeds in 2008, offset partially by a decrease in capital expenditures at Consumers.
Financing Activities:
For the three months ended March 31, 2008, net cash provided by financing activities was $171 million, an increase of $228 million versus 2007. This was primarily due to an increase in net proceeds from the issuance of long-term debt. For additional details on long-term debt activity, see Note 5, Financings and Capitalization.
Obligations and Commitments
Revolving Credit Facilities: For details on our revolving credit facilities, see Note 5, Financings and Capitalization.

CMS-12

CMS Energy Corporation
Off-Balance sheet Arrangements
CMS Energy and certain of its subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnification provisions within certain agreements, surety bonds, letters of credit, and financial and performance guarantees. For additional details on these and other guarantee arrangements, see Note 4, Contingencies, “Other Contingencies – Guarantees and Indemnifications.”
OUTLOOK
Corporate Outlook
Our business strategy will focus on making continued investment in our utility business, managing parent debt, and growing earnings while controlling operating costs.
Our primary focus will be to continue to invest in our utility system to enable us to meet our customer commitments, to comply with increasingly demanding environmental performance standards, to improve system performance, and to maintain adequate supply and capacity. Our primary focus with respect to our non-utility businesses will be to optimize cash flow and to maximize the value of our remaining assets.
Electric Utility Business Outlook
Growth: We expect electric deliveries to decline in 2008 by three-quarters of a percent compared with 2007 levels. This outlook assumes a decline in industrial economic activity and normal weather conditions throughout the remainder of the year, and reflects the cancellation of one wholesale customer contract effective in January 2008.
We expect growth in electric deliveries to average approximately one percent annually over the next five years. This outlook assumes a modestly growing customer base, implementation of energy efficiency programs, and a stabilizing Michigan economy after 2009. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants. Actual growth from year to year may vary from this trend due to the following:
•	energy conservation measures,

•	the scope of expected energy efficiency programs,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.
Electric Customer Revenue Outlook: Michigan’s economy has suffered from closures and restructuring of automotive manufacturing facilities and those of related suppliers and by the sluggish housing market. The Michigan economy also has been harmed by facility closures in the non-manufacturing sector and limited growth. Although our electric utility results are not dependent upon a single customer, or even a few customers, those in the automotive sector represented five percent of our total 2007 electric revenue. We cannot predict the financial impact of the Michigan economy on our electric customer revenue.
Electric Reserve Margin: To reduce the risk of high power supply costs during peak demand periods and to achieve our Reserve Margin target, we purchase electric capacity and energy for the physical delivery of electricity primarily in the summer months. We have purchased capacity and energy covering a portion of our Reserve Margin requirements for 2008 through 2010. We are currently planning for a Reserve Margin of 13.7 percent for summer 2008, resulting in a planned supply resources target equal to 113.7 percent of projected firm summer peak load. Of the 2008 supply resources target, we expect 94 percent to come from

CMS-13

CMS Energy Corporation
our electric generating plants and long-term power purchase contracts, with other contractual arrangements making up the remainder. We expect capacity costs for these electric capacity and energy contractual arrangements to be $18 million for 2008.
In September 2007, we exercised the regulatory-out provision in the MCV PPA, thus limiting the amount we pay the MCV Partnership for capacity and fixed energy to the amount recoverable from our customers. The MCV Partnership may have the right under certain circumstances to terminate the MCV PPA, which could affect our ability to achieve our Reserve Margin target for 2008. The MCV PPA represents 13 percent of our 2008 expected supply resources. For additional details, see “The MCV PPA” within this MD&A.
Electric Transmission Expenses: In 2008, we expect the transmission charges we incur to increase by $42 million due primarily to a 33 percent increase in METC transmission rates. This increase was included in our 2008 PSCR plan filed with the MPSC in September 2007.
In September 2007, the FERC approved a proposal to include 100 percent of the costs of network upgrades associated with new generator interconnections in the rates of certain MISO transmission owners, including METC. Previously, those transmission owners shared interconnection network upgrade costs with generators. Consumers, Detroit Edison, the MPSC, and other parties filed a request for rehearing of the FERC order, which was denied in April 2008.
Balanced Energy Initiative: In January 2007, the governor of Michigan received the MPSC’s 21st Century Electric Energy Plan stating that Michigan would need new base-load capacity by 2015. The plan called for the use of more renewable energy resources, the creation of an energy efficiency program, and review procedures for proposed new generation facilities.
In response to the 21st Century Electric Energy Plan, we filed with the MPSC our “Balanced Energy Initiative” which provides a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources. Implementation of the Balanced Energy Initiative will require legislative repeal or significant reform of the Customer Choice Act.
In September 2007, we filed with the MPSC an update to our Balanced Energy Initiative, which includes our plan to build an 800 MW advanced clean coal plant at our Karn/Weadock Generating complex near Bay City, Michigan. Our current plan is for the plant to begin operating in 2015 and to use 500 MW of the plant’s output to serve Consumers’ customers and commit the remaining 300 MW to others. We estimate our share of the cost at $1.6 billion including financing costs. Construction of the proposed new clean coal plant is contingent on obtaining environmental permits and the MPSC’s approval.
The Michigan Attorney General filed a motion with the MPSC to dismiss the Balanced Energy Initiative case, claiming that the MPSC lacks jurisdiction over the matter, which the ALJ denied. The Michigan Attorney General and another intervenor have filed an appeal of that decision with the MPSC.
Proposed Energy Legislation: The U.S. Congress and the Michigan legislature are considering various bills related to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities either to attain a certain percentage of their power from renewable sources or pay fees, or purchase allowances in lieu of having the renewable resources. The Michigan legislature is also considering several bills that would reform the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design, and provide for other regulatory changes. In April 2008, the Michigan House of Representatives passed a package of bills that are now awaiting action from the Michigan Senate. We cannot predict whether any of these bills will be enacted or what form the final legislation might take.

CMS-14

CMS Energy Corporation
Electric Utility Business Uncertainties
Several electric business trends and uncertainties may affect our financial condition and future results of operations. These trends and uncertainties could have a material impact on revenues and income from continuing electric operations.
Electric Environmental Estimates: Our operations are subject to various state and federal environmental laws and regulations. We have been able to recover in customer rates our costs to operate our facilities in compliance with these laws and regulations.
Clean Air Act: We continue to focus on complying with the federal Clean Air Act and resulting state and federal regulations. From 1998 to present, we have incurred $787 million in capital expenditures to comply with Michigan’s Nitrogen Oxides Implementation Plan.
Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia. We are expecting a decision on this rule during 2008 and cannot predict the outcome of this matter.
We plan to spend an additional $835 million for equipment installation through 2015, which we expect to recover in customer rates. The key assumptions in the capital expenditure estimate include:
•	construction commodity prices, especially construction material and labor,

•	project completion schedules and spending plans,

•	cost escalation factor used to estimate future years’ costs of 2.6 percent, and

•	an AFUDC capitalization rate of 7.9 percent.
State and Federal Mercury Air Rules: In March 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals for the District of Columbia decided the case in February 2008, and determined that the rules developed by the EPA were not consistent with the Clean Air Act. We continue to monitor the development of federal regulations in this area.
In April 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. If this plan is made effective, we estimate the costs associated with Michigan’s mercury plan will be approximately $500 million by 2015. A draft of the state rule is expected to be issued for comment sometime in 2008.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify their plants. We responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If the EPA finds that our interpretation is incorrect, we could be required to install additional pollution controls at some or all of our coal-fired electric generating plants and to pay fines. Additionally, we would need to assess the viability of continuing operations at certain plants. We cannot predict the financial impact or outcome of this issue.

CMS-15

CMS Energy Corporation
Greenhouse Gases: The United States Congress has introduced proposals that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, or similar state laws or rules, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, we expect to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Water: In July 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems (“Phase II Rule”). These rules require a significant reduction in the number of fish harmed by intake structures at large existing power plants. EPA compliance options in the rule were challenged before the United States Court of Appeals for the Second Circuit. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The United States Court of Appeals for the Second Circuit’s ruling is expected to increase significantly the cost of complying with this rule, but we will not know the cost to comply until the EPA’s reconsideration is complete. In April 2008, the U.S. Supreme Court granted certiorari in this matter, which will likely extend the time before this issue is finally resolved.
We cannot estimate the effect of federal or state environmental policies on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies. We will continue to monitor these developments and respond to their potential implications for our business operations.
For additional details on electric environmental matters, see Note 4, Contingencies, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Electric ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 2008, alternative electric suppliers were providing 330 MW of generation service to ROA customers, which is 4 percent of our total distribution load and represents an increase of 17 percent compared with the ROA load at March 2007 of 283 MW.
In November 2004, the MPSC issued an order allowing us to recover Stranded Costs incurred in 2002 and 2003 through a surcharge applied to ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program.
In March 2008, the ALJ’s Proposal for Decision recommended that base rates be set to produce revenues $40 million lower than our filed position. The difference is primarily due to the ALJ’s lower recommended return on equity of 10.42 percent.
Palisades Regulatory Proceedings: We sold Palisades to Entergy in April 2007. The MPSC order approving the transaction requires that we credit $255 million of excess sale proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The

CMS-16

CMS Energy Corporation
MPSC has not yet addressed the distribution of these additional amounts. In addition, recovery of our transaction costs of $28 million is under review by the MPSC in our current electric rate case.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 4, Contingencies, “Consumers’ Electric Utility Rate Matters.”
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for 35 years beginning in 1990. In September 2007, we exercised the regulatory-out provision in the MCV PPA, thus limiting the amount we pay the MCV Partnership for capacity and fixed energy to the amount recoverable from our customers. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective and have not recorded any reserves, but we cannot predict whether we would prevail in the event of litigation on this issue.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may have the right under certain circumstances to terminate the MCV PPA or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates or reduces the amount of capacity sold under the MCV PPA, we will seek to replace the lost capacity to maintain an adequate electric Reserve Margin. This could involve entering into a new power purchase agreement and (or) entering into electric capacity contracts on the open market. We cannot predict whether we could enter into such contracts at a reasonable price. We are also unable to predict whether we would receive regulatory approval of the terms and conditions of such contracts, or whether the MPSC would allow full recovery of our incurred costs.
For additional details on the MCV PPA, see Note 4, Contingencies, “Other Consumers’ Electric Utility Contingencies — The MCV PPA.”
Gas Utility Business Outlook
Growth: We expect that gas deliveries in 2008 will remain flat, on a weather-adjusted basis, relative to 2007 due to continuing conservation and overall economic conditions in Michigan. We expect gas deliveries to average a decline of one-half of one percent annually over the next five years. Actual delivery levels from year to year may vary from this trend due to the following:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	availability of renewable energy sources,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels, and

•	energy efficiency and conservation.
Gas Utility Business Uncertainties
Several gas business trends and uncertainties may affect our future financial results and financial condition. These trends and uncertainties could have a material impact on future revenues and income from gas operations.
Gas Environmental Estimates: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 4, Contingencies, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”

CMS-17

CMS Energy Corporation
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on GCR, see Note 4, Contingencies, “Consumers’ Gas Utility Rate Matters – Gas Cost Recovery.”
Gas Depreciation: In June 2007, the MPSC issued its final order in a generic ARO accounting case and modified the filing requirement for our next gas depreciation case. The order changed the filing requirement date from 90 days after the issuance of that order to no later than August 1, 2008. Additionally, the order requires us to use 2007 data and to prepare a cost-of-removal depreciation study with five alternatives using the MPSC’s prescribed methods. We cannot predict the outcome of the analysis.
If a final order in our next gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through a surcharge, which may be either positive or negative.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement to remove the energy efficiency program and closed the case.
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million and an 11 percent authorized return on equity.
Lost and Unaccounted for Gas: Gas utilities typically lose a portion of gas as it is sent through transmission, storage and distribution systems. We recover the cost of lost and unaccounted for gas through general rate cases, which have traditionally provided recovery, based on an average of the previous five years of actual losses. To the extent that we experience lost and unaccounted for gas that exceeds the previous five-year average, we may be unable to recover these amounts in rates.
Enterprises Outlook
Our primary focus with respect to our remaining non-utility businesses is to optimize cash flow and maximize the value of our assets.
In connection with the sale of our Argentine and Michigan assets to Lucid Energy in March 2007, we entered into agreements that grant Lucid Energy rights to certain awards or proceeds that we may receive in the future. These rights include the right to any proceeds from and assignment of the ICSID award regarding TGN, as well as an option to purchase CMS Gas Transmission’s ownership interests in TGN. As of March 31, 2008, $15 million remains as a deferred credit on our Consolidated Balance Sheets related to these agreements.
Uncertainties: Trends and uncertainties that could have a material impact on our consolidated income, cash flows, or balance sheet and credit improvement include:
•	the impact of indemnity and environmental remediation obligations at Bay Harbor,

•	the outcome of certain legal proceedings,

•	the impact of representations, warranties, and indemnities we provided in connection with the sales of our international assets, and

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings.

CMS-18

CMS Energy Corporation
Other Outlook
Advanced Metering Infrastructure: We are developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. The system also will allow customers to make decisions about energy efficiency and conservation, provide other customer benefits, and reduce costs. We expect to develop integration software and pilot new technology over the next two years, and incur capital expenditures of approximately $800 million over the next seven years. Over the long-term, we do not expect this project to affect customer rates significantly.
Software Implementation: We are implementing an integrated business software system for finance, purchasing/supply chain, customer billing, human resources and payroll, and utility asset construction and maintenance work management. We expect the new business software, scheduled to be in use in the second half of 2008, to improve customer service and reduce operating system risk. Including work performed to date, we expect the total project cost to be $16 million in operating expenses and $174 million in capital expenditures for the initial implementation.
Litigation and Regulatory Investigation: We are the subject of an investigation by the DOJ regarding round-trip trading transactions by CMS MST. Also, we are named as a party in various litigation matters including, but not limited to, several lawsuits regarding alleged false natural gas price reporting and price manipulation. Additionally, the SEC is investigating the actions of former CMS Energy subsidiaries in relation to Equatorial Guinea. For additional details regarding these and other matters, see Note 4, Contingencies and Part II, Item 1. Legal Proceedings.
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 157, Fair Value Measurements: This standard, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation of this standard did not have a material effect on our consolidated financial statements. For additional details on our fair value measurements, see Note 2, Fair Value Measurements.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard, implemented in December 2006, required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase two, implemented in January 2008, required us to change our plan measurement date from November 30 to December 31, effective for the year ending December 31, 2008. For further details, see Note 8, Retirement Benefits.
SFAS No, 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: This standard, which was effective for us January 1, 2008, gives us the option to measure certain financial instruments and other items at fair value, with changes in fair value recognized in earnings. We have not elected the fair value option for any financial instruments or other items.
FSP FIN 39-1, Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP FIN 39-1, which was effective for us on January 1, 2008. This standard permits us to offset the fair value of derivative instruments held under master netting arrangements with cash collateral received or paid for those derivatives. Adopting this standard resulted in an immaterial reduction to both our total assets and total liabilities. There was no impact on earnings from adopting this standard. We applied the standard retrospectively for all periods presented in our consolidated financial statements. For further details, see Note 7, Financial and Derivative Instruments, “CMS ERM Contracts.”

CMS-19

CMS Energy Corporation
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: EITF Issue 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. We implemented EITF Issue 06-11 on January 1, 2008. This implementation did not have a material effect on our consolidated financial statements.
NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE
SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interests acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and how the acquirer determines what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combinations for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51: Under SFAS No. 160, effective for us January 1, 2009, ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements. For further details, see Note 1, Corporate Structure and Accounting Policies.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.

CMS-20

CMS Energy Corporation
(This page intentionally left blank)

CMS-21

CMS Energy Corporation
Consolidated Statements of Income (Loss)
(Unaudited)

		In Millions
Three Months Ended March 31	2008	2007

Operating Revenue	$2,184	$2,189
Earnings (Loss) from Equity Method Investees	(1)	19
Operating Expenses
Fuel for electric generation	162	125
Purchased and interchange power	323	315
Cost of gas sold	984	1,018
Other operating expenses	188	255
Maintenance	40	61
Depreciation and amortization	173	160
General taxes	60	68
Asset impairment charges	—	242
Gain on asset sales, net	—	(12)

	1,930	2,232

Operating Income (Loss)	253	(24)

Other Income (Deductions)
Interest and dividends	9	15
Regulatory return on capital expenditures	8	8
Other income	3	3
Other expense	(1)	(3)

	19	23

Fixed Charges
Interest on long-term debt	87	99
Interest on long-term debt — related parties	3	3
Other interest	11	5
Capitalized interest	(2)	(3)
Preferred dividends of subsidiaries	1	1

	100	105

Income (Loss) Before Income Taxes	172	(106)

Income Tax Expense (Benefit)	64	(75)

Income (Loss) Before Minority Interests, Net	108	(31)

Minority Interests, Net	2	2

Income (Loss) From Continuing Operations	106	(33)
Loss From Discontinued Operations, Net of Tax Benefit of $63 in 2007	—	(178)

Net Income (Loss)	106	(211)
Preferred Dividends	3	3
Redemption Premium on Preferred Stock	—	1

Net Income (Loss) Available to Common Stockholders	$103	$(215)

The accompanying notes are an integral part of these statements.

CMS-22

		In Millions, Except Per Share Amounts
Three Months Ended March 31		2008	2007

CMS Energy
	Net Income (Loss)
	Net Income (Loss) Available to Common Stockholders	$103	$(215)

	Basic Earnings (Loss) Per Average Common Share
	Income (Loss) from Continuing Operations	$0.46	$(0.17)
	Loss from Discontinued Operations	—	(0.80)

	Net Income (Loss) Attributable to Common Stock	$0.46	$(0.97)

	Diluted Earnings (Loss) Per Average Common Share
	Income (Loss) from Continuing Operations	$0.44	$(0.17)
	Loss from Discontinued Operations	—	(0.80)

	Net Income (Loss) Attributable to Common Stock	$0.44	$(0.97)

	Dividends Declared Per Common Share	$0.09	$0.05

The accompanying notes are an integral part of these statements.

CMS-23

(This page intentionally left blank)

CMS-24

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Three Months Ended March 31	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$106	$(211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization, net of nuclear decomissioning of $- and $1	173	164
Deferred income taxes and investment tax credit	67	(143)
Minority interests (obligations), net	2	(15)
Asset impairment charges	—	242
Postretirement benefits expense	31	34
Regulatory return on capital expenditures	(8)	(8)
Capital lease and other amortization	9	10
Loss on the sale of assets	—	266
Loss (earnings) from equity method investees	1	(19)
Cash distributions from equity method investees	—	13
Postretirement benefits contributions	(12)	(13)
Electric sales contract termination payment	(275)	—
Changes in other assets and liabilities:
Increase in accounts receivable and accrued revenues	(58)	(466)
Decrease in accrued power supply and gas revenue	38	27
Decrease in inventories	526	517
Decrease in accounts payable	(35)	(2)
Decrease in accrued taxes	(65)	(50)
Decrease in accrued expenses	(24)	(52)
Decrease in other current and non-current assets	63	50
Decrease in other current and non-current liabilities	(65)	(29)

Net cash provided by operating activities	474	315

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(155)	(220)
Cost to retire property	(6)	(5)
Restricted cash	5	18
Investments in nuclear decommissioning trust funds	—	(1)
Proceeds from nuclear decommissioning trust funds	—	2
Proceeds from sale of assets	—	180
Cash relinquished from sale of assets	—	(46)
Deposit on pending asset sale	—	75
Other investing	4	3

Net cash provided by (used in) investing activities	(152)	6

Cash Flows from Financing Activities
Proceeds from notes, bonds, and other long-term debt	493	15
Issuance of common stock	2	7
Retirement of bonds and other long-term debt	(290)	(30)
Redemption of preferred stock	—	(32)
Payment of common stock dividends	(20)	(11)
Payment of preferred stock dividends	(3)	(3)
Payment of capital lease and financial lease obligations	(6)	(2)
Debt issuance costs, financing fees, and other	(5)	(1)

Net cash provided by (used in) financing activities	171	(57)

Effect of Exchange Rates on Cash	—	1

Net Increase in Cash and Cash Equivalents	493	265

Cash and Cash Equivalents, Beginning of Period	348	351

Cash and Cash Equivalents, End of Period	$841	$616

The accompanying notes are an integral part of these statements.
CMS-25

CMS Energy Corporation
Consolidated Balance Sheets

		In Millions
	March 31	December 31
	2008	2007

	(Unaudited)
ASSETS
Plant and Property (at cost)
Electric utility	$8,651	$8,555
Gas utility	3,492	3,467
Enterprises	391	391
Other	34	34

	12,568	12,447
Less accumulated depreciation, depletion and amortization	4,245	4,166

	8,323	8,281
Construction work-in-progress	463	447

	8,786	8,728

Investments
Enterprises	4	6
Other	5	5

	9	11

Current Assets
Cash and cash equivalents at cost, which approximates market	841	348
Restricted cash at cost, which approximates market	123	34
Accounts receivable, notes receivable and accrued revenue, less allowances of $21 in 2008 and $21 in 2007	920	905
Accrued power supply revenue	4	45
Accounts receivable — related parties	1	2
Inventories at average cost
Gas in underground storage	623	1,123
Materials and supplies	97	86
Generating plant fuel stock	88	125
Regulatory assets — postretirement benefits	19	19
Deferred property taxes	136	158
Prepayments and other	35	35

	2,887	2,880

Non-current Assets
Regulatory Assets
Securitized costs	454	466
Postretirement benefits	883	921
Customer Choice Act	135	149
Other	503	504
Deferred income taxes	186	99
Notes receivable, less allowances of $31 in 2008 and $31 in 2007	167	170
Other	232	264

	2,560	2,573

Total Assets	$14,242	$14,192

The accompanying notes are an integral part of these statements.
CMS-26

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

		In Millions
	March 31	December 31
	2008	2007

	(Unaudited)
Capitalization
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 225.3 shares in 2008 and 225.1 shares in 2007	$2	$2
Other paid-in capital	4,483	4,480
Accumulated other comprehensive loss	(149)	(144)
Retained deficit	(2,131)	(2,208)

	2,205	2,130

Preferred stock of subsidiary	44	44
Preferred stock	250	250

Long-term debt	5,544	5,385
Long-term debt — related parties	178	178
Non-current portion of capital lease obligations	221	225

	8,442	8,212

Minority Interests	53	53

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	856	722
Notes payable	—	1
Accounts payable	396	430
Accrued rate refunds	24	19
Accounts payable — related parties	—	1
Accrued interest	82	103
Accrued taxes	245	308
Regulatory liabilities	126	164
Deferred income taxes	146	41
Electric sales contract termination liability	4	279
Argentine currency impairment reserve	197	197
Other	158	208

	2,234	2,473

Non-current Liabilities
Regulatory Liabilities
Regulatory liabilities for cost of removal	1,159	1,127
Income taxes, net	575	533
Other regulatory liabilities	293	313
Postretirement benefits	858	858
Deferred investment tax credit	57	58
Asset retirement obligation	200	198
Other	371	367

	3,513	3,454

Commitments and Contingencies (Notes 4, 5 and 7)

Total Stockholders’ Investment and Liabilities	$14,242	$14,192

The accompanying notes are an integral part of these statements.
CMS-27

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

		In Millions
Three Months Ended March 31	2008	2007

Common Stock
At beginning and end of period	$2	$2

Other Paid-in Capital
At beginning of period	4,480	4,468
Common stock issued	3	13
Common stock reissued	—	6
Redemption of preferred stock	—	(19)

At end of period	4,483	4,468

Accumulated Other Comprehensive Loss
Retirement Benefits Liability
At beginning of period	(15)	(23)
Retirement benefits liability adjustments (a)	(1)	—

At end of period	(16)	(23)

Investments
At beginning of period	—	14
Unrealized loss on investments (a)	(4)	—

At end of period	(4)	14

Derivative Instruments
At beginning of period	(1)	(12)
Unrealized loss on derivative instruments (a)	—	(3)
Reclassification adjustments included in net loss (a)	—	1

At end of period	(1)	(14)

Foreign Currency Translation
At beginning of period	(128)	(297)
Sale of Argentine assets (a)	—	128

At end of period	(128)	(169)

Total Accumulated Other Comprehensive Loss	(149)	(192)

Retained Deficit
At beginning of period	(2,208)	(1,918)
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158 Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	(4)	—
Additional loss from December 1 through December 31, 2007, net of tax	(2)	—
Adjustment to initially apply FIN 48, net of tax	—	(24)
Net income (loss) (a)	106	(211)
Preferred stock dividends declared	(3)	(3)
Common stock dividends declared	(20)	(11)
Redemption of preferred stock (a)	—	(1)

At end of period	(2,131)	(2,168)

Total Common Stockholders’ Equity	$2,205	$2,110

The accompanying notes are an integral part of these statements.
CMS-28

		In Millions
Three Months Ended March 31	2008	2007

(a) Disclosure of Comprehensive Income (Loss):

Net income (loss)	$106	$(211)

Retirement benefits liability adjustments, net of tax of $2 in 2008	(1)	—

Unrealized loss on investments, net of tax benefit of $2 in 2008	(4)	—

Derivative Instruments
Unrealized loss on derivative instruments, net of tax of $3 in 2007	—	(3)
Reclassification adjustments included in net loss, net of tax of $- in 2007	—	1

Sale of Argentine assets, net of tax of $68 in 2007	—	128

Redemption of preferred stock, net of tax benefit of $1 in 2007	—	(1)

Total Comprehensive Income (Loss)	$101	$(86)

The accompanying notes are an integral part of these statements.
CMS-29

(This page intentionally left blank)
CMS-30

CMS Energy Corporation
CMS Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. CMS Energy has reclassified certain prior year amounts to conform to the presentation in the current year, including certain amounts reclassified to discontinued operations. Therefore, the consolidated financial statements for the three months ended March 31, 2007 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of CMS Energy’s operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: Corporate Structure and Accounting Policies
Corporate Structure: CMS Energy is an energy company operating primarily in Michigan. We are the parent holding company of several subsidiaries including Consumers and Enterprises. Consumers is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Enterprises, through various subsidiaries and equity investments, is engaged primarily in domestic independent power production. We manage our businesses by the nature of services each provides and operate principally in three business segments: electric utility, gas utility, and enterprises.
Principles of Consolidation: The consolidated financial statements comprise CMS Energy, Consumers, Enterprises, and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FIN 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.
Use of Estimates: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.
We record estimated liabilities for contingencies in our consolidated financial statements when it is probable that a liability has been incurred, and when the amount of loss can be reasonably estimated. For additional details, see Note 4, Contingencies.
Revenue Recognition Policy: We recognize revenues from deliveries of electricity and natural gas, and from the transportation, processing, and storage of natural gas when services are provided. We record unbilled revenues for the estimated amount of energy delivered to customers but not yet billed. Our estimate of unbilled revenues at March 31, 2008 is more significant than at December 31, 2007 because of changes in our customer meter reading schedules to accomodate the launch of our new billing systems in the second half of 2008. This is reflected in our unbilled receivables of $520 million at March 31, 2008 and $490 million at December 31, 2007. We record sales tax on a net basis and exclude it from revenues. We recognize revenues on sales of marketed electricity, natural gas, and other energy products at delivery. For contracts that qualify as derivatives, we recognize changes in the fair value of those contracts (mark-to-market gains and losses) in earnings as the changes occur.
CMS-31

CMS Energy Corporation
Reclassifications: We have reclassified certain prior-period amounts on our Consolidated Financial Statements to conform to the presentation for the current period. These reclassifications did not affect consolidated net loss or cash flows for the periods presented. The most significant of these reclassifications is related to certain subsidiaries reclassified as Discontinued Operations in our Consolidated Statements of Income (Loss). For additional details, see Note 3, Asset Sales, Discontinued Operations and Impairment Charges, “Discontinued Operations.”
New Accounting Standards Not Yet Effective: SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interest acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and how the acquirer determines what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combinations for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51: In December 2007, the FASB issued SFAS No. 160, effective for us January 1, 2009. Ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. Any changes in our ownership interests while control is retained will be treated as equity transactions. In addition, this standard requires presentation and disclosure of the allocation between controlling and noncontrolling interests’ income from continuing operations, discontinued operations, and comprehensive income and a reconciliation of changes in the consolidated statement of equity during the reporting period. The presentation and disclosure requirements of the standard will be applied retrospectively for all periods presented. All other requirements will be applied prospectively. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.
2: FAIR VALUE MEASUREMENTS
SFAS No. 157, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but applies to those fair value measurements recorded or disclosed under other accounting standards. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants, and requires that fair value measurements incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The standard also eliminates the prohibition against
CMS-32

CMS Energy Corporation
recognizing “day one” gains and losses on derivative instruments. We did not hold any derivatives with “day one” gains or losses during the quarter ended March 31, 2008. The standard is to be applied prospectively, except that limited retrospective application is required for three types of financial instruments, none of which we held during the quarter ended March 31, 2008.
SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. These markets must be accessible to us at the measurement date.

•	Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect our own assumptions about how market participants would value our assets and liabilities.
To the extent possible, we use quoted market prices or other observable market pricing data in valuing assets and liabilities measured at fair value under SFAS No. 157. If such information is unavailable, we use market-corroborated data or reasonable estimates about market participant assumptions. We classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.
The FASB has issued a one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recorded or disclosed at fair value on a recurring basis. Under this partial deferral, SFAS No. 157 will not be effective until January 1, 2009 for fair value measurements in the following areas:
•	AROs,

•	most of the nonfinancial assets and liabilities acquired in a business combination, and

•	impairment analyses performed for nonfinancial assets.
SFAS No. 157 was effective January 1, 2008 for our derivative instruments and available-for-sale investment securities. The implementation of this standard did not have a material effect on our consolidated financial statements.
CMS-33

CMS Energy Corporation
Assets Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, our assets and liabilities accounted for at fair value on a recurring basis at March 31, 2008.

In Millions
	March 31, 2008	Level 1	Level 2	Level 3

Assets:
Non-qualified Deferred Compensation Plan	$5	$5	$—	$—
SERP
Equity Securities	56	56	—	—
Debt Securities	31	—	31	—
CMS ERM derivative contracts:
Non-trading electric/gas contracts (a)	18	4	13	1

Total	$110	$65	$44	$1

Liabilities:
Grayling interest rate collar	$(1)	$—	$(1)	$—
CMS ERM derivative contracts:
Non-trading electric/gas contracts (b)	(41)	—	(19)	(22)

Total	$(42)	$—	$(20)	$(22)

(a)	This amount is gross, and excludes the $13 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $2 million impact of offsetting cash margin deposits held by CMS ERM. The fair value of our derivative assets is reported net of these impacts within Other assets on our Consolidated Balance Sheets.

(b)	This amount is gross, and excludes the $13 million impact of offsetting derivative assets and liabilities under master netting arrangements. The fair value of our derivative liabilities is reported net of this impact within Other liabilities on our Consolidated Balance Sheets.
Non-qualified Deferred Compensation Plan Assets: Our non-qualified deferred compensation plan assets are invested in various mutual funds. We value these assets using a market approach, which uses quoted prices in actively traded markets. On our Consolidated Balance Sheets, these assets are included in Other non-current assets.
SERP Assets: Our SERP assets are valued using a market approach, which incorporates prices and other relevant information from market transactions. The fair values of SERP equity securities are based on quoted prices in actively traded markets, and the fair values of SERP debt securities are based on a matrix pricing model that incorporates market-based information. SERP assets are included in Other non-current assets on our Consolidated Balance Sheets. For further details about our SERP securities, see Note 7, Financial and Derivative Instruments.
Derivative Instruments: Our derivative instruments are valued using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. We use various inputs to value our derivatives depending on the type of contract and the availability of market data. We have exchange-traded derivative contracts that are valued based on Level 1 quoted prices in actively traded markets. We also have derivatives that are valued using Level 2 inputs, including commodity market prices, interest rates, credit ratings, default rates, and market-based seasonality factors. For derivative instruments that extend beyond time periods in which quoted prices are available, we use modeling methods to project future prices. Such fair value measurements are classified in Level 3 unless modeling was required only for an insignificant portion of the total derivative value. CMS ERM’s non-trading contracts include an electricity sales agreement that extends beyond the term for which quoted electricity prices are available. To value this agreement, we use a proprietary forward power pricing curve that is based on forward gas prices and an implied heat rate. Our fair value model incorporates discounting, credit, and model risks. For details about our derivative contracts, see Note 7, Financial and Derivative Instruments.
CMS-34

CMS Energy Corporation
Asset/Liabilities Measured at Fair Value on a Recurring Basis using Level 3 inputs
The following table is a reconciliation of changes in the fair values of our Level 3 assets and liabilities accounted for at fair value on a recurring basis.

In Millions
CMS ERM Non-trading
contracts

Balance at December 31, 2007	$(19)
Total gains or (losses) (realized and unrealized)	—
Included in earnings (a)	(3)
Included in AOCL	—
Purchases, sales, issuances, and settlements (net)	1

Balance at March 31, 2008	(21)

Unrealized gains(losses) relating to assets and liabilities still held at March 31, 2008 (a)	$(3)

(a)	Realized and unrealized gains (losses) for Level 3 recurring fair values are recorded in earnings as a component of Operating Revenue and Operating Expenses in our Consolidated Statements of Income (Loss).
3: ASSET SALES, DISCONTINUED OPERATIONS AND IMPAIRMENT CHARGES
ASSET SALES
The impacts of our asset sales are included in Gain on asset sales, net and Loss from Discontinued Operations in our Consolidated Statements of Income (Loss). There were no asset sales for the three months ended March 31, 2008.
The following table summarizes our asset sales for the three months ended March 31, 2007:

In Millions
				Disposal of
			Continuing	Discontinued
			Operations	Operations
		Cash	Pretax	Pretax
Month Sold	Business	Proceeds	Gain (Loss)	Gain (Loss)

March	El Chocon (a)	$50	$34	$—
March	Argentine/Michigan businesses (b)	130	(22)	(278)

	Total	$180	$12	$(278)

(a)	We sold our interest in El Chocon to Endesa, S.A.

(b)	We completed the sale of a portfolio of our businesses in Argentina and our northern Michigan non-utility natural gas assets to Lucid Energy.
CMS-35

CMS Energy Corporation
DISCONTINUED OPERATIONS
Discontinued operations are a component of our Enterprises business segment. We included the following amounts in the Loss From Discontinued Operations line in our Consolidated Statements of Income (Loss):

	In Millions
Three months ended March 31	2008	2007

Revenues	$—	$163

Discontinued operations:
Pretax loss from discontinued operations	$—	$(241) (a)
Income tax benefit	—	(63)

Loss From Discontinued Operations	$—	$(178)

(a)	Includes a loss on disposal of our Argentine and northern Michigan non-utility assets of $278 million ($171 million after-tax and after minority interest).
For the three months ended March 31, 2007, Loss From Discontinued Operations includes a provision for closing costs and a portion of CMS Energy’s parent company interest expense. We allocated interest expense of $5 million based on the net book value of the asset to be sold divided by CMS Energy’s total capitalization of each discontinued operation multiplied by CMS Energy’s interest expense.
IMPAIRMENT CHARGES
The following table summarizes our asset impairments:

	In Millions
Three months ended March 31	2008	2007

Asset impairments:
Enterprises:
TGN (a)	$—	$215
Jamaica (b)	—	22
PowerSmith (c)	—	5

Total asset impairments	$—	$242

(a)	We recorded a $215 million impairment charge to recognize the reduction in fair value of our investment in TGN, a natural gas business in Argentina. The impairment included a cumulative net foreign currency translation loss of $197 million.

(b)	We recorded an impairment charge to reflect the fair value of our investment in an electric generating plant in Jamaica by discounting a set of probability-weighted streams of future operating cash flows.

(c)	We recorded an impairment charge to reflect the fair value of our investment in PowerSmith as determined in sale negotiations.

CMS-36

CMS Energy Corporation
4: CONTINGENCIES
DOJ Investigation: From May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These transactions, referred to as round-trip trades, had no impact on previously reported consolidated net income, EPS or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts. We are cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. We are unable to predict the outcome of this matter and what effect, if any, this investigation will have on our business.
SEC Investigation and Settlement: In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and we neither admitted to nor denied the order’s findings. The settlement resolved the SEC investigation involving us and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. We are currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. The two individuals filed a motion to dismiss the SEC action, which was denied.
Gas Index Price Reporting Investigation: We notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications, which compile and report index prices. We cooperated with an investigation by the DOJ regarding this matter. Although we have not received any formal notification that the DOJ has completed its investigation, the DOJ’s last request for information occurred in November 2003, and we completed our response to this request in May 2004. We are unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on our business.
Gas Index Price Reporting Litigation: We, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of claimed inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. In June 2007, CMS MST settled a master class action suit in California state court for $7 million. In September 2007, the CMS Energy defendants also settled four class action suits originally filed in California federal court. The other cases in several state jurisdictions remain pending. We cannot predict the financial impact or outcome of these matters.
Katz Technology Litigation: In June 2007, RAKTL filed a lawsuit in the United States District Court for the Eastern District of Michigan against us and Consumers alleging patent infringement. RAKTL claimed that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe on patents held by RAKTL. On January 15, 2008, we reached an agreement in principle with RAKTL to settle the litigation. We expect to finalize the terms of the settlement and license in the second quarter of 2008. We believe the settlement costs with RAKTL will be immaterial.
Bay Harbor: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, pursuant to an agreement with the MDEQ, third parties constructed a golf course and park over several abandoned CKD piles, left over from the former cement plant operations on the Bay Harbor site. The third parties also undertook a series of remedial actions, including removing abandoned buildings and equipment; consolidating, shaping and covering CKD piles with soil and vegetation; removing CKD from streams and beaches; and constructing a leachate collection system at an identified seep. Leachate is formed when water passes through CKD. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under environmental indemnifications entered into at the start of the project.
In 2005, the EPA along with CMS Land and CMS Capital executed an AOC and approved a Removal Action Work Plan to address problems at Bay Harbor. Collection systems required under the plan have been installed and shoreline monitoring is ongoing. CMS Land and CMS Capital submitted a proposed augmentation plan to address areas where pH measurements are not satisfactory to the EPA in February 2008. CMS Land and CMS Capital and the EPA have agreed upon the augmentation measures and a schedule for their installation.
In February 2008, the MDEQ and the EPA granted permits for CMS Land or its affiliate to construct and operate a deep injection well near Alba, Michigan in eastern Antrim County. Certain environmental groups, a local township, and a local county have filed an appeal of the EPA’s decision and requested a hearing before the MDEQ concerning the permits.
CMS Land and CMS Capital, the MDEQ, and the EPA have ongoing discussions concerning the long-term remedy for the Bay Harbor sites. These negotiations are addressing, among other things, issues relating to:
•	the disposal of leachate,

•	the location and design of collection lines and upstream diversion of water,

•	potential flow of leachate below the collection system,

•	applicable criteria for various substances such as mercury, and

•	other matters that are likely to affect the scope of remedial work that CMS Land and CMS Capital may be obligated to undertake.

CMS-37

CMS Energy Corporation
CMS Energy has recorded cumulative charges, including accretion expense, related to this matter of $140 million. At March 31, 2008, we have a recorded liability of $78 million for our remaining obligations. We calculated this liability based on discounted projected costs, using a discount rate of 4.45 percent and an inflation rate of 1 percent on annual operating and maintenance costs. Our discount rate is based on the interest rate for 30-year U.S. Treasury securities. The undiscounted amount of the remaining obligation is $92 million. We expect to pay $18 million in 2008, $16 million in 2009, $9 million in 2010 and in 2011, and the remaining expenditures as part of long-term liquid disposal and operating and maintenance costs. Our estimate of remedial action costs and the timing of expenditures could be impacted by any significant change in circumstances or assumptions, such as;
•	an increase in the number of problem areas,

•	different remediation techniques,

•	nature and extent of contamination,
•	continued inability to reach agreement with the MDEQ or the EPA over required remedial actions,

•	delays in the receipt of requested permits,

•	delays following the receipt of any requested permits due to legal appeals of third parties,

•	additional or new legal or regulatory requirements, or

•	new or different landowner claims.
Depending on the size of any indemnification obligation or liability under environmental laws, an adverse outcome of this matter could have a potentially significant adverse effect on CMS Energy’s financial condition and liquidity and could negatively impact CMS Energy’s financial results. We cannot predict the financial impact or outcome of this matter.
Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Generally, we have been able to recover in customer rates the costs to operate our facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under the NREPA, we will ultimately incur investigation and response activity costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. However, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for most of our known Superfund sites will be between $1 million and $10 million. At March 31, 2008, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14.
The timing of payments related to our investigation and response activities at our Superfund and NREPA sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material with non-PCB material. Since proposing a plan to deal with the remaining materials, we have had several communications with the EPA. The EPA has proposed a rule that would allow us to leave the material in place, subject to certain restrictions. We are not able to predict when the EPA will issue a final ruling. We cannot predict the financial impact or outcome of this matter.
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation (NOV) /Finding of Violation (FOV) from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, J.H. Campbell Plant, B.C. Cobb Electric Generating Station and J.R. Whiting Plant, which are all in Michigan. We have responded formally to the NOV/FOV denying the allegations and are awaiting the EPA’s response to our submission. We cannot predict the financial impact or outcome of this matter.
Litigation: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs) filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made under power purchase agreements. The judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs appealed the MPSC order to the Michigan Court of Appeals, which, in April 2008, affirmed the MPSC order. The plaintiffs have the opportunity to file an application for leave to appeal with the Michigan Supreme Court. We believe we have been performing the calculation in the manner prescribed by the power purchase agreement and have not recorded any reserves. We cannot predict the financial impact or outcome of this matter.

CMS-38

CMS Energy Corporation
Consumers’ Electric Utility Rate Matters
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In November 2004, the MPSC approved recovery of our Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection. At March 31, 2008, we had a regulatory asset for Stranded Costs of $69 million. We collect these Stranded Costs through a surcharge on ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Power Supply Costs: The PSCR process is designed to allow us to recover reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:
Power Supply Cost Recovery Reconciliation

PSCR Cost
			Net Under-	of Power	Description of Net
PSCR Year	Date Filed	Order Date	recovery	Sold	Underrecovery

2006 Reconciliation	March 2007	April 2008	$56 million (a)	$1.446 billion	Underrecovery relates to our increased METC costs and coal supply costs, certain increased sales, and other cost increases beyond those included in the 2006 PSCR plan filings.
2007 Reconciliation	March 2008	Pending	$42 million (b)	$1.628 billion	Underrecovery relates primarily to the removal of $44 million of Palisades sale proceeds credits from the PSCR. The MPSC directed that we refund these credits through a separate surcharge.
(a) The MPSC order disallowed $6 million related to certain replacement power costs and the recovery of discount credits provided to certain customers. As a result, we reduced our Accrued power supply and gas revenue for the period ended March 31, 2008 for this amount. The MPSC order also addressed the allocation of our proceeds from the sale of sulfur dioxide allowances of $62 million. The MPSC order directed us to credit $44 million of the proceeds to PSCR customers and allowed us to retain $18 million of the proceeds. We previously reserved all proceeds as a regulatory liability. As a result of the MPSC order, we recognized our retained portion in earnings for the period ended March 31, 2008.
(b) This amount includes 2006 underrecoveries as allowed by the MPSC order in our 2007 PSCR plan case.
2007 PSCR Plan: In April 2008, the MPSC issued an order allowing us to continue to use our 2007 PSCR monthly factor as approved in its temporary order, with minor adjustments. The order also allowed us to include prior year underrecoveries and overrecoveries in future PSCR plans. Furthermore, the MPSC order directed us to allocate the proceeds from the sale of sulfur dioxide allowances to PSCR customers in the manner approved in the 2006 PSCR reconciliation case.

CMS-39

CMS Energy Corporation
2008 PSCR Plan: In September 2007, we submitted our 2008 PSCR plan filing to the MPSC. The plan proposed recovery of estimated 2007 PSCR underrecoveries of $84 million. We self-implemented a 2008 PSCR charge in January 2008.
We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the financial impact or outcome of this proceeding.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program. The following table summarizes the components of the requested increase in revenue:

	In Millions
Components of the increase in revenue	Base Rates	PSCR (a)	Total

Revenue Deficiency (Sufficiency)	$(21)	$167	$146
Zeeland Plant Revenue Requirement (b)	80	—	80
Additional Equity and Debt	6	—	6
Energy Efficiency Surcharge	5	—	5

Base Rates Total	70	167	237
Palisades Sale Transaction Cost Surcharge	28	—	28

Total	$98	$167	$265

(a) Palisades power purchase agreement costs in the PSCR are now offset through a base rate recovery credit that will be discontinued once Palisades costs are removed from base rates.
(b) In December 2007, the MPSC approved a rate surcharge of $69 million related to the purchase of the Zeeland power plant. However, the revenue requirements for the Zeeland plant are still subject to the final order in the electric rate case.
The March 2008 ALJ Proposal for Decision recommended that base rates be set to produce revenues $40 million lower than our filed position. The difference is due mainly to a $31 million reduction in revenue deficiency, which results primarily from the ALJ’s lower recommended return on equity of 10.42 percent. The difference also relates to an $8 million reduction in our Zeeland plant revenue requirement and a $1 million reduction related to equity and debt costs.
The ALJ’s Proposal for Decision further recommended that we absorb $15 million of the Palisades sale transaction costs and that we exclude the energy efficiency surcharge from base rates until we identify the specific program tasks and related costs.
Palisades Regulatory Proceedings: We sold Palisades to Entergy in April 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI site. The MPSC order approving the transaction requires that we credit $255 million of excess sales proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC has not yet addressed the distribution of these additional amounts. We have recorded this obligation, plus interest, as a regulatory liability on our Consolidated Balance Sheets.

CMS-40

CMS Energy Corporation
As discussed in the preceding paragraphs of this note, recovery of our transaction costs of $28 million is under review by the MPSC in our current electric rate case. We recorded these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.
When we are unable to include increased costs and investments in rates in a timely manner, there is a negative impact on our cash flows from electric utility operations. We cannot predict the financial impact or the outcome of this proceeding.
Other Consumers’ Electric Utility Contingencies
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement that began in 1990. Until we exercised the regulatory-out provision in the MCV PPA in September 2007, the cost that we incurred under the MCV PPA exceeded the recovery amount allowed by the MPSC. The regulatory-out provision limits our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. Cash underrecoveries of our capacity and fixed energy payments were $39 million in 2007. Savings from the RCP, after allocation of a portion to customers, offset some of our capacity and fixed energy underrecoveries expense.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may have the right under certain circumstances to terminate the MCV PPA or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our electric Reserve Margin. The MCV Partnership has until June 12, 2008 to notify us of its intention to terminate the MCV PPA, at which time the MCV Partnership must specify the termination date. We have not yet received any notification of termination; however, the MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective and have not recorded any reserves, but we cannot predict whether we would prevail in the event of litigation on this issue. We have delayed the notification date due to ongoing discussions to resolve issues related to the exercise of the regulatory-out provision.
We expect the MPSC to review our exercise of the regulatory-out provision and the likely consequences of such action. It is possible that in the event the MCV Partnership terminates performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the financial impact or outcome of these matters.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC requesting a determination as to whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. The MCV Partnership also filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that we are allowed to recover from our customers. We cannot predict the financial impact or outcome of these matters.
Nuclear Matters: Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of the Big Rock trust fund ended because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $44 million of corporate contributions for decommissioning costs. This amount excludes the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $55 million, due to the DOE’s failure to accept spent nuclear fuel on schedule. We plan to seek recovery from the MPSC for decommissioning and other related expenditures and we have a $129 million regulatory asset recorded on our Consolidated Balance Sheets.

CMS-41

CMS Energy Corporation
Nuclear Fuel Disposal Cost: We deferred payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $161 million at March 31, 2008. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided a $155 million letter of credit to Entergy as security for this obligation.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
A number of court decisions support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. We filed our complaint in December 2002. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades and Big Rock. We cannot predict the financial impact or outcome of this matter. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
Consumers’ Gas Utility Contingencies
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the NREPA, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may own only a portion of the original site. In December 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represented a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds from insurance settlements and MPSC-approved rates.
From January 1, 2006 to March 31, 2008, we spent a total of $13 million for MGP response activities. At March 31, 2008, we have a liability of $16 million and a regulatory asset of $49 million, which includes $33 million of deferred MGP expenditures. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Annual response activity costs are expected to range between $4 million and $5 million per year over the next four years. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Gas Title Transfer Tracking Fees and Services: In November 2007, we reached an agreement in principle with Duke Energy Corporation, Dynegy Incorporated, Reliant Energy Resources Incorporated and FERC Staff to settle the TTT proceeding. The terms of the agreement include the payment of $2 million in total refunds to all TTT customers and a reduced rate for future TTT transactions. The settlement agreement was filed on February 1, 2008. The presiding ALJ certified the settlement on March 18, 2008. We are awaiting action from the FERC on the certified settlement.
FERC Investigation: In February 2008, we received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. We have responded to the FERC’s data request. We cannot predict the financial impact or outcome of this matter.

CMS-42

CMS Energy Corporation
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
GCR plan for year 2007-2008: In July 2007, the MPSC issued an order for our 2007-2008 GCR plan year. The order approved a settlement agreement that allowed a base GCR ceiling factor of $8.47 per mcf for April 2007 through March 2008, subject to a quarterly ceiling price adjustment mechanism. We were able to maintain our GCR billing factor below the authorized level.
GCR plan for year 2008-2009: In December 2007, we filed an application with the MPSC seeking approval of a GCR plan for our 2008-2009 GCR Plan year. Our request proposed the use of a base GCR ceiling factor of $8.17 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. We implemented the quarterly adjustment mechanism in April 2008 to raise the ceiling factor to $9.52.
The GCR billing factor is adjusted monthly in order to minimize the over- or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for May 2008 is $8.91 per mcf.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement to remove the energy efficiency program and closed the case.
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million and an 11 percent authorized return on equity.
Other Contingencies
Quicksilver Resources, Inc.: On November 1, 2001, Quicksilver sued CMS MST in Texas State Court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The contract outlines Quicksilver’s agreement to sell, and CMS MST’s agreement to buy, natural gas. Quicksilver believes that it is entitled to more payments for natural gas than it has received. CMS MST disagrees with Quicksilver’s analysis and believes that it has paid all amounts owed for delivery of gas according to the contract. Quicksilver was seeking damages of up to approximately $126 million, plus prejudgment interest and attorney fees.

CMS-43

CMS Energy Corporation
The trial commenced on March 19, 2007. The jury verdict awarded Quicksilver zero compensatory damages but $10 million in punitive damages. The jury found that CMS MST breached the contract and committed fraud but found no actual damage related to such a claim.
On May 15, 2007, the trial court vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. To preserve its appellate rights, CMS MST filed a motion to modify, correct or reform the judgment and a motion for a judgment contrary to the jury verdict with the trial court. The trial court dismissed these motions. CMS MST has filed a notice of appeal with the Texas Court of Appeals. Quicksilver has filed a notice of cross appeal. Both Quicksilver and CMS Energy have filed their opening briefs. In its brief, Quicksilver claims that the contract should be rescinded from its inception, rather than merely from the date of the judgment. Although we believe Quicksilver’s position to be without merit, if the Court were to grant the relief requested by Quicksilver, it could have a material adverse effect on us. We cannot predict the financial impact or outcome of this matter.
T.E.S. Filer City Air Permit Issue: In January 2007, we received a Notice of Violation from the EPA alleging that T.E.S. Filer City, a generating facility in which we have a 50 percent partnership interest, exceeded certain air permit limits. Negotiations between the EPA and T.E.S. Filer City have resulted in a fine of an immaterial amount.
Equatorial Guinea Tax Claim: In 2004, we received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnification claim relates to the sale of our oil, gas and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that we owe it $142 million in taxes in connection with that sale. CMS Energy and its tax advisors concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. The Equatorial Guinea government still intends to pursue its claim. We cannot predict the financial impact or outcome of this matter.
Moroccan Tax Claim: In February 2007, we agreed to sell our interest in Jorf Lasfar. As part of the sale agreement, we agreed to indemnify the purchaser for any tax assessments attributable to tax years prior to the sale. In December 2007, the Moroccan government concluded its audit of Jorf Lasfar for tax years 2002 through 2005 for which the government has presented its preliminary findings but not yet issued an assessment. We are participating in discussions with the Moroccan tax authorities but at this time cannot predict the financial impact or outcome of this matter.
Marathon Indemnity Claim regarding F.T. Barr Claim: On December 3, 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas Company and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believes that Barr was being properly paid on gas sales and that he was and would not be entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement on April 26, 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain current or former CMS Energy entities as to the existence and scope of any indemnity obligations to Marathon in connection with the settlement. Between April 2005 and April 2008, there were no further communications between Marathon and CMS Energy entities regarding this matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim. Present and former CMS Energy entities and Marathon entered into an agreement tolling the statute of limitations on any claim by Marathon under the indemnity. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it if raised in any legal proceeding. CMS Energy entities also will assert that Marathon has not suffered any damages that would be material to CMS Energy. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it could have a material effect on CMS Energy’s future earnings and cash flow.
Guarantees and Indemnifications: FIN 45 requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. To measure the fair value of a guarantee liability, we recognize a liability for any premium received or receivable in exchange for the guarantee. For a guarantee issued as part of a larger transaction, such as in association with an asset sale or executory contract, we recognize a liability for any premium that would have been received had the guarantee been issued as a single item.

CMS-44

CMS Energy Corporation
The following table describes our guarantees at March 31, 2008:

In Millions
					FIN 45
	Issue	Expiration	Maximum		Carrying
Guarantee Description	Date	Date	Obligation		Amount

Indemnifications from asset sales and other agreements	Various	Indefinite	$1,446	(a)	$87 (b)

Surety bonds and other indemnifications	Various	Indefinite	24		1

Guarantees and put options	Various	Various through September 2027	89	(c)	1
(a) The majority of this amount arises from provisions in stock and asset sales agreements under which we indemnify the purchaser for losses resulting from claims related to tax disputes, claims related to power purchase agreements and the failure of title to the assets or stock sold by us to the purchaser. Except for items described elsewhere in this Note, we believe the likelihood of loss to be remote for the indemnifications we have not recorded as liabilities.
(b) As of March 31, 2008, we have an $87 million liability in connection with indemnities related to the sale of certain subsidiaries.
(c) The maximum obligation includes $85 million related to the MCV Partnership’s non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation with an irrevocable letter of credit of up to $85 million.
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

CMS-45

CMS Energy Corporation
At March 31, 2008, certain contracts contained provisions allowing us to recover, from third parties, amounts paid under the guarantees. Additionally, if we are required to purchase a property under a put option agreement, we may sell the property to recover the amount paid under the option.
We also enter into various agreements containing tax and other indemnification provisions for which we are unable to estimate the maximum potential obligation. We consider the likelihood that we would be required to perform or incur significant losses related to these indemnities to be remote.
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
5: FINANCINGS AND CAPITALIZATION
Long-term debt is summarized as follows:

In Millions
	March 31, 2008	December 31, 2007

CMS Energy Corporation
Senior notes	$1,713	$1,713
Revolving credit facility	125	—

Total – CMS Energy Corporation	1,838	1,713

Consumers Energy Company
First mortgage bonds	3,416	3,170
Senior notes and other	597	659
Securitization bonds	301	309

Total — Consumers Energy Company	4,314	4,138

Other Subsidiaries	232	236

Total principal amounts outstanding	6,384	6,087
Current amounts	(830)	(692)
Net unamortized discount	(10)	(10)

Total Long-term debt	$5,544	$5,385

Financings: The following is a summary of significant long-term debt transactions during the three months ended March 31, 2008:

	Principal	Interest	Issue/Retirement
	(in millions)	Rate (%)	Date	Maturity Date

Debt Issuances
Consumers
First mortgage bonds	$250	5.65%	March 2008	September 2018
Tax-exempt bonds (a)	28	4.25%	March 2008	June 2010
Tax-exempt bonds (b)	68	Variable	March 2008	April 2018

Total	$346

Debt Retirements:
Consumers
Senior notes	$159	6.375%	February 2008	February 2008

(a)	In March 2008, Consumers utilized the Michigan Strategic Fund for the issuance of $28 million of tax-exempt Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, bearing interest at a 4.25

CMS-46

CMS Energy Corporation
percent annual rate. The bonds are secured by FMBs. The proceeds were held in escrow for the redemption of $28 million of insured tax-exempt bonds. The redemption occurred in April 2008.
(b) In March 2008, Consumers utilized the Michigan Strategic Fund for the issuance of $68 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Refunding Revenue Bonds. The initial interest rate was 2.25 percent and it resets weekly. The bonds, which are backed by a letter of credit, are subject to optional tender by the holders that would result in remarketing. The proceeds were held in escrow for the redemption of $68 million of insured tax-exempt bonds. The redemption occurred in April 2008.
In April 2008, Consumers caused the conversion of $35 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Revenue Bonds from insured bonds to demand bonds, backed by a letter of credit.
The Michigan Strategic Fund is housed within the Michigan Department of Treasury to provide public and private development finance opportunities for agriculture, forestry, business, industry and communities within the State of Michigan.
Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at March 31, 2008:

In Millions
				Outstanding
		Amount of	Amount	Letters-of-	Amount
Company	Expiration Date	Facility	Borrowed	Credit	Available

CMS Energy (a)	April 2, 2012	$550	$125	$3	$422
Consumers	March 30, 2012	500	—	93	407
Consumers (b)	November 28, 2008	200	—	185	15

(a)	Average borrowings during the quarter totaled $118 million, with a weighted average annual interest rate of 4.12 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility.
Dividend Restrictions: Under provisions of our senior notes indenture, at March 31, 2008, payment of common stock dividends was limited to $443 million.
Under the provisions of its articles of incorporation, at March 31, 2008, Consumers had $275 million of unrestricted retained earnings available to pay common stock dividends. For the three months ended March 31, 2008, CMS Energy received $113 million of common stock dividends from Consumers.
Contingently Convertible Securities: At March 31, 2008, the significant terms of our contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock	—	$250	$9.78	$11.73
3.375% senior notes	2023	$150	$10.55	$12.66
2.875% senior notes	2024	$288	$14.58	$17.49
In March 2008, the $11.73 per share conversion trigger price contingency was met for our $250 million 4.50 percent contingently convertible preferred stock, and the $12.66 per share conversion trigger price contingency was met for our $150 million 3.375 percent contingently convertible senior notes. As a result, these securities are convertible at the option of the security holders for the three months ending June 30, 2008, with the par value or principal payable in cash. As of April 2008, none of the security holders have notified us of their intention to convert these securities during this conversion period.

CMS-47

CMS Energy Corporation
6: EARNINGS PER SHARE
The following table presents our basic and diluted EPS computations based on Earnings (Loss) from Continuing Operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2008	2007

Earnings (Loss) Available to Common Stockholders
Earnings (Loss) from Continuing Operations	$106	$(33)
Less Preferred Dividends and Redemption Premium	(3)	(4)

Earnings (Loss) from Continuing Operations Available to Common Stockholders – Basic and Diluted	$103	$(37)

Average Common Shares Outstanding
Weighted Average Shares – Basic	223.5	221.5
Add dilutive impact of Contingently Convertible Securities	12.3	—
Add dilutive Stock Options, Warrants, and Restricted Stock Awards	.8	—

Weighted Average Shares – Diluted	236.6	221.5

Earnings (Loss) Per Average Common Share Available to Common Stockholders
Basic	$0.46	$(0.17)
Diluted	$0.44	$(0.17)
Contingently Convertible Securities: Our contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of our common stock, exceeds the principal or par value. Had there been positive income from continuing operations for the quarter ended March 31, 2007, our contingently convertible securities would have contributed an additional 19.1 million shares to the calculation of diluted EPS. For additional details on our contingently convertible securities, see Note 5, Financings and Capitalization.
Stock Options, Warrants and Restricted Stock: Since the exercise price was greater than the average market price of our common stock, options and warrants to purchase 0.8 million shares of common stock were excluded from the computation of diluted EPS for the period ended March 31, 2008. For the period ended March 31, 2007, there was no impact on diluted EPS from 1.9 million shares of unvested restricted stock awards or from options and warrants to purchase 0.4 million shares of common stock. Additional options and warrants to purchase 1.4 million shares of common stock had exercise prices that exceeded the average market price of our stock for the period ended March 31, 2007. These stock options could dilute EPS in the future.
Convertible Debentures: For the three months ended March 31, 2008 and 2007, there was no impact on diluted EPS from our 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by $2 million from an assumed reduction of interest expense, net of tax, and

•	increased the denominator of diluted EPS by 4.2 million shares.
We can revoke the conversion rights if certain conditions are met.

CMS-48

CMS Energy Corporation
7: FINANCIAL AND DERIVATIVE INSTRUMENTS
Financial Instruments: The summary of our available-for-sale investment securities is as follows:

In Millions
	March 31, 2008				December 31, 2007
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

SERP:
Equity securities	$62	—	$(6)	$56	$62	—	—	$62
Debt securities	31	—	—	31	13	—	—	13
Derivative Instruments: In order to limit our exposure to certain market risks, primarily changes in interest rates and commodity prices, we may enter into various risk management contracts, such as swaps, options, futures, and forward contracts. We enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.
The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, we record it on our consolidated balance sheet at its fair value. Each quarter, we adjust the resulting asset or liability to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since we have not designated any of our derivatives as accounting hedges under SFAS No. 133, we report all mark-to-market gains and losses in earnings. For a discussion of how we determine the fair value of our derivatives, see Note 2, Fair Value Measurements.
Most of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:
•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas),

•	they qualify for the normal purchases and sales exception, or

•	there is not an active market for the commodity.
Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. For Consumers, which is subject to regulatory accounting, the resulting mark-to-market gains and losses would be offset by changes in regulatory assets and liabilities and would not affect net income. For other CMS Energy subsidiaries, the resulting mark-to-market impact on earnings could be material.

CMS-49

CMS Energy Corporation
The following table summarizes our derivative instruments:

In Millions
	March 31, 2008			December 31, 2007
		Fair	Unrealized		Fair	Unrealized
Derivative Instruments	Cost	Value	Loss	Cost	Value	Loss

Held by consolidated subsidiaries:
CMS ERM	—	(23)	(23)	—	(23)	(23)
Grayling Generating Station	—	(1)	(1)	—	—	—
Held by equity investments:
Craven County Wood Energy	—	(2)	(2)	—	—	—
CMS ERM Contracts: In order to support CMS Energy’s ongoing non-utility operations, CMS ERM enters into contracts to purchase and sell electricity and natural gas in the future. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM also uses various financial instruments, such as swaps, options, and futures.
In the past, CMS ERM has generally classified all of its derivatives that result in physical delivery of a commodity as non-trading contracts and all of its derivatives that financially settle as trading contracts. Following the recent restructuring of our DIG investment and the resulting streamlining of CMS ERM’s risk management activities, we reevaluated the classification of CMS ERM’s derivatives as trading versus non-trading. We determined that all of CMS ERM’s derivatives are held for purposes other than trading. Therefore, during the first quarter of 2008, we accounted for all of CMS ERM’s derivatives as non-trading derivatives.
We record the fair value of these contracts in either Other current and non-current assets or Other current and non-current liabilities on our Consolidated Balance Sheets. For contracts that economically hedge sales of power or gas to third parties, CMS ERM records mark-to-market gains and losses in earnings as a component of Operating Revenue. For contracts that economically hedge purchases of power or gas, CMS ERM records mark-to-market gains and losses in earnings as a component of Operating Expenses.
On January 1, 2008, we implemented FSP FIN 39-1, which permits entities to offset the fair value of derivatives held under master netting arrangements with cash collateral received or paid for those derivatives. We have made an accounting policy choice to offset the fair value of our derivatives held under master netting arrangements. Therefore, as a result of adopting this standard, we also offset related cash collateral amounts, which resulted in a reduction to both CMS ERM’s derivative-related assets and liabilities of $3 million as of March 31, 2008 and $4 million as of December 31, 2007.
Grayling Generating Station Interest Rate Collar: Grayling Generating Station Limited Partnership, a consolidated variable interest entity of which we own 50 percent, holds an interest rate collar that hedges the interest on certain variable-rate tax-exempt bonds. We did not designate this derivative as an accounting hedge under SFAS No. 133; therefore, we report all mark-to-market gains and losses on this contract in earnings as part of Other income. The fair value of this contract is included in Other non-current liabilities on our Consolidated Balance Sheets.
Craven County Wood Energy: Craven County Wood Energy Limited Partnership, an equity method investment of which we own 50 percent, has a power sale agreement that is a derivative. We reflect our share of the mark-to-market gains and losses on this contract in Earnings from Equity Method Investees. The fair value of this contract is included in Investments – Enterprises on our Consolidated Balance Sheets.

CMS-50

CMS Energy Corporation
8: Retirement Benefits
We provide retirement benefits to our employees under a number of plans, including:
•	a non-contributory, qualified defined benefit Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005),

•	a qualified cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005,

•	a non-contributory, qualified DCCP for employees hired on or after September 1, 2005,

•	benefits to certain management employees under a non-contributory, nonqualified defined benefit SERP (closed to new participants as of March 31, 2006),

•	benefits to certain management employees under a non-contributory, nonqualified DC SERP hired on or after April 1, 2006,

•	health care and life insurance benefits under OPEB,

•	benefits to a selected group of management under a non-contributory, nonqualified EISP, and

•	a contributory, qualified defined contribution 401(k) plan.
Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our subsidiaries, and Panhandle, a former subsidiary. The Pension Plan’s assets are not distinguishable by company. We will start to make quarterly contributions to our Pension Plan in 2009. We expect to contribute $49 million for 2009 and $107 million for 2010.
SERP Investments: Continuing declines in the stock market have reduced the fair values of our SERP investments. We have not concluded that the declines in value are permanent and therefore we have not recognized an impairment charge in earnings; however, we will continue to monitor these investments.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. This standard requires us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. SFAS No. 158 also requires us to recognize changes in the funded status of our plans in the year in which the changes occur. In addition, the standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. In the first quarter of 2008, we recorded the measurement date change, which resulted in a $6 million net of tax decrease to retained earnings, a $4 million reduction to the SFAS No. 158 regulatory assets, a $7 million increase in Postretirement benefit liabilities and a $5 million increase in Deferred tax assets on our Consolidated Balance Sheets.

CMS-51

CMS Energy Corporation
Costs: The following table recaps the costs and other changes in plan assets and benefit obligations incurred in our retirement benefits plans:

In Millions
	Pension		OPEB
Three Months Ended March 31	2008	2007	2008	2007

Service cost	$11	$12	$6	$6
Interest expense	24	22	18	17
Expected return on plan assets	(20)	(20)	(16)	(16)
Amortization of:
Net loss	10	11	2	6
Prior service cost	1	2	(3)	(2)

Net periodic cost	26	27	7	11
Regulatory adjustment	(4)	(4)	1	(2)

Net periodic cost after regulatory adjustment	$22	$23	$8	$9

CMS-52

CMS Energy Corporation
9: Reportable Segments
Our reportable segments consist of business units defined by the products and services they offer. We evaluate performance based on the net income of each segment. We operate principally in three reportable segments: electric utility, gas utility, and enterprises.
“Other” includes corporate interest and other expenses and benefits. The following tables show our financial information by reportable segment:

In Millions
Three Months Ended March 31	2008	2007

Operating Revenue
Electric utility	$860	$844
Gas utility	1,231	1,211
Enterprises	88	130
Other	5	4

Total Operating Revenue	$2,184	$2,189

Net Income (Loss) Available to Common Stockholders
Electric utility	$67	$51
Gas utility	62	57
Enterprises	(2)	(198)
Discontinued operations	—	(178)
Other	(24)	53

Total Net Income (Loss) Available to Common Stockholders	$103	$(215)

In Millions
	March 31, 2008	December 31, 2007

Assets
Electric utility (a)	$8,897	$8,492
Gas utility (a)	3,684	4,102
Enterprises	917	982
Other	744	616

Total Assets	$14,242	$14,192

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

CMS-53

CMS Energy Corporation
(This page intentionally left blank)

CMS-54

Consumers Energy Company
Consumers Energy Company
Management’s Discussion and Analysis
This MD&A is a consolidated report of Consumers. The terms “we” and “our” as used in this report refer to Consumers and its subsidiaries as a consolidated entity, except where it is clear that such term means only Consumers. This MD&A has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in Consumers’ Form 10-K for the year ended December 31, 2007.
Forward-looking statements and information
This Form 10-Q and other written and oral statements that we make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our intention with the use of words such as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is to identify forward-looking statements that involve risk and uncertainty. We designed this discussion of potential risks and uncertainties to highlight important factors that may impact our business and financial outlook. We have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause our actual results to differ materially from the results anticipated in these statements. Such factors include our inability to predict or control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of such market conditions on the Pension Plan, interest rates, and access to the capital markets, including availability of financing to Consumers, CMS Energy, or any of their affiliates, and the energy industry,

•	market perception of the energy industry, Consumers, CMS Energy, or any of their affiliates,

•	factors affecting utility and diversified energy operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints,

•	the impact of any future regulations or laws regarding carbon dioxide and other greenhouse gas emissions,

•	national, regional, and local economic, competitive, and regulatory policies, conditions and developments,

•	adverse regulatory or legal decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with such decisions,

Consumers Energy Company
•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant questions currently or potentially before the MPSC, including:
▪	recovery of Clean Air Act capital and operating costs and other environmental and safety-related expenditures,

▪	recovery of power supply and natural gas supply costs,

▪	timely recognition in rates of additional equity investments and additional operation and maintenance expenses at Consumers,

▪	adequate and timely recovery of additional electric and gas rate-based investments,

▪	adequate and timely recovery of higher MISO energy and transmission costs,

▪	recovery of Stranded Costs incurred due to customers choosing alternative energy suppliers,

▪	recovery of Palisades sale-related costs,

▪	timely recovery of costs associated with energy efficiency investments and any state or federally mandated renewables resource standards,

▪	approval of the Balanced Energy Initiative, and

▪	authorization of a new clean coal plant,
•	our ability to purchase capacity to serve our customers and fully recover the cost of these purchases, if the owners of the MCV Facility exercise their right to terminate the MCV PPA,

•	our ability to prevail in the exercise of our regulatory out rights under the MCV PPA,

•	adverse consequences resulting from a past or future assertion of indemnity or warranty claims associated with previously owned assets and businesses,

•	our ability to recover Big Rock decommissioning funding shortfalls and nuclear fuel storage costs due to the DOE’s failure to accept spent nuclear fuel on schedule, including the outcome of pending litigation with the DOE,

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of our market-based sales authorizations in wholesale power markets without price restrictions,

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity and certain related products due to lower or higher demand, shortages, transportation problems, or other developments,

•	the impact of increases in natural gas prices on our cash flow and working capital,

•	our ability to collect accounts receivable from our customers,

•	earnings volatility resulting from the GAAP requirement that we apply mark-to-market accounting to certain energy commodity contracts, including electricity sales agreements, and interest rate swaps,

•	the direct and indirect effects of the continued economic downturn in Michigan on us and our revenues,

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for such events,

Consumers Energy Company
•	technological developments in energy production, delivery, and usage,

•	achievement of capital expenditure and operating expense goals,

•	changes in financial or regulatory accounting principles or policies,

•	changes in tax laws or new IRS interpretations of existing or past tax laws,

•	changes in federal or state regulations or laws that could have an impact on our business,

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims,

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax exempt debt insurance,

•	credit ratings of Consumers or CMS Energy, and

•	other business or investment considerations that may be disclosed from time to time in Consumers’ or CMS Energy’s SEC filings, or in other publicly issued written documents.
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
We manage our business by the nature of service provided and operate principally in two business segments: electric utility and gas utility. Our electric utility operations include the generation, purchase, distribution, and sale of electricity. Our gas utility operations include the purchase, transportation, storage, distribution, and sale of natural gas.
We earn our revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission, and storage, and other energy-related services. Our businesses are affected primarily by:
•	weather, especially during the normal heating and cooling seasons,

•	economic conditions,

•	regulation and regulatory issues,

•	energy commodity prices,

•	interest rates, and

•	our debt credit rating.
During the past several years, our business strategy has emphasized improving our consolidated balance sheet and maintaining focus on our core strength: utility operations and service.

Consumers Energy Company
A key aspect of our strategy is our Balanced Energy Initiative. The initiative is designed to meet the growing customer demand for electricity over the next 20 years with energy efficiency, demand management, expanded use of renewable energy, and development of new power plants and pursuit of additional power purchase agreements to complement existing generating sources.
The Michigan House of Representatives passed a package of bills that would reform the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design, establish mandatory renewable energy standards, and provide for other regulatory changes. These bills are currently awaiting action from the Michigan Senate. In addition, the U.S. Congress is considering various bills relating to mandatory renewable energy standards.
We are implementing an integrated business software system for finance, work management, and other systems. We expect the new business software to be in use in the second half of 2008. Consistent with our commitment to our Balanced Energy Initiative, we are also developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. We expect to develop integration software and pilot new technology over the next two years.
In September 2007, we exercised the regulatory-out provision in the MCV PPA, thus limiting the amount we pay the MCV Partnership for capacity and fixed energy to the amount recoverable from our customers. The MCV Partnership may have the right under certain circumstances to terminate or reduce the amount of capacity sold under the MCV PPA, which could affect our need to build or purchase additional generating capacity. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision.
In the future, we will continue to focus on:
•	investing in our utility system to enable us to meet our customer commitments, comply with increasing environmental performance standards, improve system performance, and maintain adequate supply and capacity,

•	growing earnings while controlling operating and fuel costs,

•	managing cash flow issues, and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As we execute our strategy, we will need to overcome a sluggish Michigan economy that has been hampered by the downturn in Michigan’s automotive industry and limited growth in the non-manufacturing sectors of the state’s economy. There also has been softness in the capital markets resulting from the subprime mortgage and other market weakness. Although we have not identified any material impacts to our financial condition, we will continue to monitor developments for potential impacts on our business.

Consumers Energy Company
Results of Operations
NET INCOME AVAILABLE TO COMMON STOCKHOLDER

In Millions
Three months ended March 31	2008	2007	Change

Electric	$67	$51	$16
Gas	62	57	5
Other	—	4	(4)

Net Income Available to Common Stockholder	$129	$112	$17

For the three months ended March 31, 2008, net income available to our common stockholder was $129 million, versus $112 million for the three months ended March 31, 2007. The increase reflects higher net income from our gas and electric utility segments primarily due to rate increases authorized in August and December 2007. Partially offsetting these rate increases was higher depreciation.
Specific changes to net income available to our common stockholder for the three months ended March 31, 2008 versus 2007 are:

		In Millions

•	lower operating and maintenance costs primarily due to the sale of Palisades in April 2007,	$21
•	increase in electric delivery revenue primarily due to the MPSC’s December 2007 electric rate order,	11
•	increase in gas delivery revenue primarily due to the MPSC’s August 2007 gas rate order,	9
•	impact of the MPSC’s order in our 2006 PSCR reconciliation case,	8
•	other net increases to income,	5
•	decrease due to electric base rate revenue being used to offset costs incurred under our power purchase agreement with Entergy, and	(30)
•	increase in depreciation expense.	(7)

Total Change		$17

Consumers Energy Company
ELECTRIC RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Income for the three months ended	$67	$51	$16

Reasons for the change:
Electric deliveries and rate increase			$17
Palisades revenue to PSCR			(46)
Power supply costs and related revenue			(3)
Operating expenses, other income and non-commodity revenue			61
General taxes			4
Interest charges			(5)
Income taxes			(12)

Total change			$16

Electric deliveries and rate increase: For the three months ended March 31, 2008, electric delivery revenues increased by $17 million versus 2007 primarily due to additional revenue of $18 million from the inclusion of the Zeeland power plant in rates. The increase was partially offset by decreased electric revenues of $1 million due to lower deliveries. Deliveries to end-use customers were 9.4 billion kWh, a decrease of 0.1 billion kWh or 1 percent versus 2007.
Palisades revenue to PSCR: Consistent with the MPSC order associated with the April 2007 sale of Palisades, $46 million of base rate revenue related to Palisades is being used to offset costs incurred under our power purchase agreement with Entergy. For additional information, see Note 3, Contingencies, “Electric Rate Matters.”
Power supply costs and related revenue: For the three months ended March 31, 2008, power supply costs and related revenue decreased $3 million versus 2007. This decrease reflects amounts excluded from recovery in the 2006 PSCR reconciliation case.
Operating expenses, other income and non-commodity revenue: For the three months ended March 31, 2008, operating expenses decreased $69 million and non-commodity revenue decreased $8 million versus 2007.
The decrease in operating expenses was primarily due to lower other operating and maintenance expense that resulted from the sale of Palisades in April 2007 and the reduction in operating expense due to the MPSC’s order allowing us to retain a portion of the proceeds from the sale of certain sulfur dioxide allowances. Also decreasing expense was the absence, in 2008, of certain costs which are no longer incurred under our power purchase agreement with the MCV Partnership, and the termination of the METC transmission service agreement. The decrease was partially offset by higher depreciation resulting from an increase in plant in service. For additional details on our power purchase agreement with the MCV Partnership, see Note 3, Contingencies, “Other Electric Contingencies.”
The decrease in non-commodity revenue was primarily due to the absence, in 2008, of METC transmission services revenue.

Consumers Energy Company
General taxes: For the three months ended March 31, 2008, general tax expense decreased $4 million versus 2007. The decrease was primarily due to the absence, in 2008, of MSBT, which was replaced with the Michigan Business Tax effective January 1, 2008. The decrease was partially offset by higher property tax expense.
Interest charges: For the three months ended March 31, 2008, interest charges increased $5 million versus 2007. The increase was primarily due to interest associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades power purchase agreement with Entergy directed us to record interest on the unrefunded balance.
Income taxes: For the three months ended March 31, 2008, income taxes increased $12 million versus 2007. The increase reflects $10 million due to higher earnings and $2 million due to the inclusion of the Michigan Business Tax, which replaced the MSBT effective January 1, 2008.
GAS RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Income for the three months ended	$62	$57	$5

Reasons for the change:
Gas deliveries and rate increase			$13
Gas wholesale and retail services, other gas revenues, and other income			(4)
Operating expenses			(3)
General taxes and depreciation			(2)
Interest charges			4
Income taxes			(3)

Total change			$5

Gas deliveries and rate increase: For the three months ended March 31, 2008, gas delivery revenues increased $13 million versus 2007 due to additional revenue of $21 million from the MPSC’s August 2007 gas rate order. The increase was partially offset by $8 million due to lower system efficiency. Gas deliveries, including miscellaneous transportation to end-use customers, were 137 bcf, a decrease of less than 0.1 bcf or less than 0.1 percent versus 2007.
Gas wholesale and retail services, other gas revenues, and other income: For the three months ended March 31, 2008, gas wholesale and retail services, other gas revenues and other income decreased $4 million versus 2007. The decrease reflects lower pipeline capacity optimization revenue.
Operating expenses: For the three months ended March 31, 2008, other operating expenses increased $3 million versus 2007. The increase was primarily due to higher customer service expense, which reflected an increase in uncollectible accounts expense, and higher operating expense across our storage, transmission and distribution systems.
General taxes and depreciation: For the three months ended March 31, 2008, general taxes and depreciation increased $2 million versus 2007. Depreciation expense increased $5 million due to an increase in plant in service, partially offset by reduced general taxes of $3 million due to the absence, in 2008, of MSBT, which was replaced by the Michigan Business Tax effective January 1, 2008.

Consumers Energy Company
Interest charges: For the three months ended March 31, 2008, interest charges decreased $4 million versus 2007 primarily due to lower average debt levels and a lower average interest rate.
Income taxes: For the three months ended March 31, 2008, income taxes increased $3 million versus 2007. The increase reflects $3 million due to higher earnings and $3 million due to the inclusion of the Michigan Business Tax, which replaced the MSBT effective January 1, 2008. These increases were partially offset by a decrease of $3 million primarily related to the treatment of property, plant and equipment, as required by the MPSC orders.
OTHER NONUTILITY RESULTS OF OPERATIONS

In Millions
March 31	2008	2007	Change

Net Income for the three months ended	$—	$4	$(4)

For the three months ended March 31, 2008, net income from other nonutility operations decreased $4 million versus the same period of 2007. The decrease is primarily due to the absence, in 2008, of gains recorded on CMS Energy common stock contributed to certain charitable foundations and organizations.
Capital Resources and Liquidity
Factors affecting our liquidity and capital requirements include:
•	results of operations,

•	capital expenditures,

•	energy commodity and transportation costs,

•	contractual obligations,

•	regulatory decisions,

•	debt maturities,

•	credit ratings,

•	working capital needs, and

•	collateral requirements.
During the summer months, we buy natural gas and store it for resale during the winter heating season. Although our prudent natural gas costs are recoverable from our customers, the storage of natural gas as inventory requires additional liquidity due to the lag in cost recovery.
Our cash management plan includes controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed.
We believe the following sources will be sufficient to meet our liquidity needs:
•	our current level of cash and revolving credit facilities,

•	our anticipated cash flows from operating and investing activities, and

•	our ability to access secured and unsecured borrowing capacity in the capital markets, if necessary.
In April 2008, we redeemed two of our tax-exempt debt issues with $96 million of refinancing proceeds placed in escrow accounts. Also in April 2008, we converted $35 million of tax-exempt debt previously backed by monoline insurers to variable rate demand bonds. These transactions have eliminated our variable rate debt backed by monoline insurers.

Consumers Energy Company
Cash Position, Investing, and Financing
Our operating, investing, and financing activities meet consolidated cash needs. At March 31, 2008, we had $884 million of consolidated cash, which includes $117 million of restricted cash.
Summary of Consolidated Statements of Cash Flows:

In Millions
Three months ended March 31	2008	2007

Net cash provided by (used in):
Operating activities	$769	$371
Investing activities	(157)	(221)

Net cash provided by operating and investing activities	612	150
Financing activities	(40)	(148)

Net Increase in Cash and Cash Equivalents	$572	$2

Operating Activities: For the three months ended March 31, 2008, net cash provided by operating activities was $769 million, an increase of $398 million versus 2007. In addition to an increase in earnings, the increase was primarily due to timing of cash receipts from accounts receivable. We accelerate our collections from customer billings through the sale of accounts receivable. The sale of accounts receivable at the end of 2006 reduced our collections from customers during the first quarter of 2007. During the first quarter of 2008, we did not rely on sales of accounts receivable and collected customer billings throughout the period. This increase was partially offset by accounts payable timing differences.
Investing Activities: For the three months ended March 31, 2008, net cash used in investing activities was $157 million, a decrease of $64 million versus 2007. This decrease was mainly due to a decrease in capital expenditures.
Financing Activities: For the three months ended March 31, 2008, net cash used in financing activities was $40 million, a decrease of $108 million versus 2007. This was primarily due to an increase in net proceeds from the issuance of long-term debt. For additional details on long-term debt activity, see Note 4, Financings and Capitalization.
Obligations and Commitments
Revolving Credit Facilities: For details on our revolving credit facilities, see Note 4, Financings and Capitalization.
Dividend Restrictions: For details on dividend restrictions, see Note 4, Financings and Capitalization.
Off-Balance sheet Arrangements
We enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. For additional details on these arrangements, see Note 3, Contingencies, “Other Contingencies – Guarantees and Indemnifications.”

Consumers Energy Company
Outlook
CORPORATE OUTLOOK
Our business strategy will focus on continuing to invest in our utility system to enable us to meet our customer commitments, to comply with increasing environmental performance standards, to improve system performance, and to maintain adequate supply and capacity.
ELECTRIC BUSINESS OUTLOOK
Growth: We expect electric deliveries to decline in 2008 by three-quarters of a percent compared with 2007 levels. This outlook assumes a decline in industrial economic activity and normal weather conditions throughout the remainder of the year, and reflects the cancellation of one wholesale customer contract effective in January 2008.
We expect growth in electric deliveries to average approximately one percent annually over the next five years. This outlook assumes a modestly growing customer base, implementation of energy efficiency programs, and a stabilizing Michigan economy after 2009. This growth rate includes both full-service sales and delivery service to customers who choose to buy generation service from an alternative electric supplier, but excludes transactions with other wholesale market participants. Actual growth from year to year may vary from this trend due to the following:
•	energy conservation measures,

•	the scope of expected energy efficiency programs,

•	fluctuations in weather conditions, and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities.
Electric Customer Revenue Outlook: Michigan’s economy has suffered from closures and restructuring of automotive manufacturing facilities and those of related suppliers and by the sluggish housing market. The Michigan economy also has been harmed by facility closures in the non-manufacturing sector and limited growth. Although our electric utility results are not dependent upon a single customer, or even a few customers, those in the automotive sector represented five percent of our total 2007 electric revenue. We cannot predict the financial impact of the Michigan economy on our electric customer revenue.
Electric Reserve Margin: To reduce the risk of high power supply costs during peak demand periods and to achieve our Reserve Margin target, we purchase electric capacity and energy for the physical delivery of electricity primarily in the summer months. We have purchased capacity and energy covering a portion of our Reserve Margin requirements for 2008 through 2010. We are currently planning for a Reserve Margin of 13.7 percent for summer 2008, resulting in a planned supply resources target equal to 113.7 percent of projected firm summer peak load. Of the 2008 supply resources target, we expect 94 percent to come from our electric generating plants and long-term power purchase contracts, with other contractual arrangements making up the remainder. We expect capacity costs for these electric capacity and energy contractual arrangements to be $18 million for 2008.
In September 2007, we exercised the regulatory-out provision in the MCV PPA, thus limiting the amount we pay the MCV Partnership for capacity and fixed energy to the amount recoverable from our customers. The MCV Partnership may have the right under certain circumstances to terminate the MCV PPA, which could affect our ability to achieve our Reserve Margin target for 2008. The MCV PPA represents 13 percent of our 2008 expected supply resources. For additional details, see “The MCV PPA” within this MD&A.

Consumers Energy Company
Electric Transmission Expenses: In 2008, we expect the transmission charges we incur to increase by $42 million due primarily to a 33 percent increase in METC transmission rates. This increase was included in our 2008 PSCR plan filed with the MPSC in September 2007.
In September 2007, the FERC approved a proposal to include 100 percent of the costs of network upgrades associated with new generator interconnections in the rates of certain MISO transmission owners, including METC. Previously, those transmission owners shared interconnection network upgrade costs with generators. Consumers, Detroit Edison, the MPSC, and other parties filed a request for rehearing of the FERC order, which was denied in April 2008.
Balanced Energy Initiative: In January 2007, the governor of Michigan received the MPSC’s 21st Century Electric Energy Plan stating that Michigan would need new base-load capacity by 2015. The plan called for the use of more renewable energy resources, the creation of an energy efficiency program, and review procedures for proposed new generation facilities.
In response to the 21st Century Electric Energy Plan, we filed with the MPSC our “Balanced Energy Initiative” which provides a comprehensive energy resource plan to meet our projected short-term and long-term electric power requirements. The filing requests the MPSC to rule that the Balanced Energy Initiative represents a reasonable and prudent plan for the acquisition of necessary electric utility resources. Implementation of the Balanced Energy Initiative will require legislative repeal or significant reform of the Customer Choice Act.
In September 2007, we filed with the MPSC an update to our Balanced Energy Initiative, which includes our plan to build an 800 MW advanced clean coal plant at our Karn/Weadock Generating complex near Bay City, Michigan. Our current plan is for the plant to begin operating in 2015 and to use 500 MW of the plant’s output to serve Consumers’ customers and commit the remaining 300 MW to others. We estimate our share of the cost at $1.6 billion including financing costs. Construction of the proposed new clean coal plant is contingent on obtaining environmental permits and the MPSC’s approval.
The Michigan Attorney General filed a motion with the MPSC to dismiss the Balanced Energy Initiative case, claiming that the MPSC lacks jurisdiction over the matter, which the ALJ denied. The Michigan Attorney General and another intervenor have filed an appeal of that decision with the MPSC.
Proposed Energy Legislation: The U.S. Congress and the Michigan legislature are considering various bills related to mandatory renewable energy standards. If enacted, these bills generally would require electric utilities either to attain a certain percentage of their power from renewable sources or pay fees, or purchase allowances in lieu of having the renewable resources. The Michigan legislature is also considering several bills that would reform the Customer Choice Act, introduce energy efficiency programs, modify the timing of rate increase requests, mandate cost allocation methodology and customer rate design, and provide for other regulatory changes. In April 2008, the Michigan House of Representatives passed a package of bills that are now awaiting action from the Michigan Senate. We cannot predict whether any of these bills will be enacted or what form the final legislation might take.
ELECTRIC BUSINESS UNCERTAINTIES
Several electric business trends and uncertainties may affect our financial condition and future results of operations. These trends and uncertainties could have a material impact on revenues and income from continuing electric operations.
Electric Environmental Estimates: Our operations are subject to various state and federal environmental laws and regulations. We have been able to recover in customer rates our costs to operate our facilities in compliance with these laws and regulations.

Consumers Energy Company
Clean Air Act: We continue to focus on complying with the federal Clean Air Act and resulting state and federal regulations. From 1998 to present, we have incurred $787 million in capital expenditures to comply with Michigan’s Nitrogen Oxides Implementation Plan.
Clean Air Interstate Rule: In March 2005, the EPA adopted the Clean Air Interstate Rule that requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia. We are expecting a decision on this rule during 2008 and cannot predict the outcome of this matter.
We plan to spend an additional $835 million for equipment installation through 2015, which we expect to recover in customer rates. The key assumptions in the capital expenditure estimate include:
•	construction commodity prices, especially construction material and labor,

•	project completion schedules and spending plans,

•	cost escalation factor used to estimate future years’ costs of 2.6 percent, and

•	an AFUDC capitalization rate of 7.9 percent.
State and Federal Mercury Air Rules: In March 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-fired electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals for the District of Columbia decided the case in February 2008, and determined that the rules developed by the EPA were not consistent with the Clean Air Act. We continue to monitor the development of federal regulations in this area.
In April 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. If this plan is made effective, we estimate the costs associated with Michigan’s mercury plan will be approximately $500 million by 2015. A draft of the state rule is expected to be issued for comment sometime in 2008.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify their plants. We responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If the EPA finds that our interpretation is incorrect, we could be required to install additional pollution controls at some or all of our coal-fired electric generating plants and to pay fines. Additionally, we would need to assess the viability of continuing operations at certain plants. We cannot predict the financial impact or outcome of this issue.
Greenhouse Gases: The United States Congress has introduced proposals that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, or similar state laws or rules, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, we expect to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

Consumers Energy Company
Water: In July 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems (“Phase II Rule”). These rules require a significant reduction in the number of fish harmed by intake structures at large existing power plants. EPA compliance options in the rule were challenged before the United States Court of Appeals for the Second Circuit. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The United States Court of Appeals for the Second Circuit’s ruling is expected to increase significantly the cost of complying with this rule, but we will not know the cost to comply until the EPA’s reconsideration is complete. In April 2008, the U.S. Supreme Court granted certiorari in this matter, which will likely extend the time before this issue is finally resolved.
We cannot estimate the effect of federal or state environmental policies on our future consolidated results of operations, cash flows, or financial position due to the uncertain nature of the policies. We will continue to monitor these developments and respond to their potential implications for our business operations.
For additional details on electric environmental matters, see Note 3, Contingencies, “Electric Contingencies — Electric Environmental Matters.”
Electric ROA: The Customer Choice Act allows all of our electric customers to buy electric generation service from us or from an alternative electric supplier. At March 2008, alternative electric suppliers were providing 330 MW of generation service to ROA customers, which is 4 percent of our total distribution load and represents an increase of 17 percent compared with the ROA load at March 2007 of 283 MW.
In November 2004, the MPSC issued an order allowing us to recover Stranded Costs incurred in 2002 and 2003 through a surcharge applied to ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program.
In March 2008, the ALJ’s Proposal for Decision recommended that base rates be set to produce revenues $40 million lower than our filed position. The difference is primarily due to the ALJ’s lower recommended return on equity of 10.42 percent.
Palisades Regulatory Proceedings: We sold Palisades to Entergy in April 2007. The MPSC order approving the transaction requires that we credit $255 million of excess sale proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC has not yet addressed the distribution of these additional amounts. In addition, recovery of our transaction costs of $28 million is under review by the MPSC in our current electric rate case.
For additional details and material changes relating to the restructuring of the electric utility industry and electric rate matters, see Note 3, Contingencies, “Electric Rate Matters.”
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell electricity to Consumers for 35 years beginning in 1990. In September 2007, we exercised the regulatory-out provision in the MCV PPA, thus limiting the amount we pay the MCV Partnership for

Consumers Energy Company
capacity and fixed energy to the amount recoverable from our customers. The MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective and have not recorded any reserves, but we cannot predict whether we would prevail in the event of litigation on this issue.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may have the right under certain circumstances to terminate the MCV PPA or reduce the amount of capacity sold under the MCV PPA. If the MCV Partnership terminates or reduces the amount of capacity sold under the MCV PPA, we will seek to replace the lost capacity to maintain an adequate electric Reserve Margin. This could involve entering into a new power purchase agreement and (or) entering into electric capacity contracts on the open market. We cannot predict whether we could enter into such contracts at a reasonable price. We are also unable to predict whether we would receive regulatory approval of the terms and conditions of such contracts, or whether the MPSC would allow full recovery of our incurred costs.
For additional details on the MCV PPA, see Note 3, Contingencies, “Other Electric Contingencies - The MCV PPA.”
GAS BUSINESS OUTLOOK
Growth: We expect that gas deliveries in 2008 will remain flat, on a weather-adjusted basis, relative to 2007 due to continuing conservation and overall economic conditions in Michigan. We expect gas deliveries to average a decline of one-half of one percent annually over the next five years. Actual delivery levels from year to year may vary from this trend due to the following:
•	fluctuations in weather conditions,

•	use by independent power producers,

•	availability of renewable energy sources,

•	changes in gas commodity prices,

•	Michigan economic conditions,

•	the price of competing energy sources or fuels, and

•	energy efficiency and conservation.
GAS BUSINESS UNCERTAINTIES
Several gas business trends and uncertainties may affect our future financial results and financial condition. These trends and uncertainties could have a material impact on future revenues and income from gas operations.
Gas Environmental Estimates: We expect to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, “Gas Contingencies — Gas Environmental Matters.”
Gas Cost Recovery: The GCR process is designed to allow us to recover all of our purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices for prudency in annual plan and reconciliation proceedings. For additional details on GCR, see Note 3, Contingencies, “Gas Rate Matters – Gas Cost Recovery.”
Gas Depreciation: In June 2007, the MPSC issued its final order in a generic ARO accounting case and modified the filing requirement for our next gas depreciation case. The order changed the filing requirement date from 90 days after the issuance of that order to no later than August 1, 2008. Additionally, the order requires us to use 2007 data and to prepare a cost-of-removal depreciation study with five alternatives using the MPSC’s prescribed methods. We cannot predict the outcome of the analysis.

Consumers Energy Company
If a final order in our next gas depreciation case is not issued concurrently with a final order in a general gas rate case, the MPSC may incorporate the results of the depreciation case into general gas rates through a surcharge, which may be either positive or negative.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement to remove the energy efficiency program and closed the case.
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million and an 11 percent authorized return on equity.
Lost and Unaccounted for Gas: Gas utilities typically lose a portion of gas as it is sent through transmission, storage and distribution systems. We recover the cost of lost and unaccounted for gas through general rate cases, which have traditionally provided recovery, based on an average of the previous five years of actual losses. To the extent that we experience lost and unaccounted for gas that exceeds the previous five-year average, we may be unable to recover these amounts in rates.
OTHER OUTLOOK
Advanced Metering Infrastructure: We are developing an advanced metering system that will provide enhanced controls and information about our customer energy usage and notification of service interruptions. The system also will allow customers to make decisions about energy efficiency and conservation, provide other customer benefits, and reduce costs. We expect to develop integration software and pilot new technology over the next two years, and incur capital expenditures of approximately $800 million over the next seven years. Over the long-term, we do not expect this project to affect customer rates significantly.
Software Implementation: We are implementing an integrated business software system for finance, purchasing/supply chain, customer billing, human resources and payroll, and utility asset construction and maintenance work management. We expect the new business software, scheduled to be in use in the second half of 2008, to improve customer service and reduce operating system risk. Including work performed to date, we expect the total project cost to be $16 million in operating expenses and $174 million in capital expenditures for the initial implementation.
Litigation and Regulatory Investigation: We are a party to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. For additional details regarding these lawsuits and proceedings, see Note 3, Contingencies and Part II, Item 1. Legal Proceedings.
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 157, Fair Value Measurements: This standard, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation of this standard did not have a material effect on our consolidated financial statements. For additional details on our fair value measurements, see Note 2, Fair Value Measurements.

Consumers Energy Company
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. Phase one of this standard, implemented in December 2006, required us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. Phase two, implemented in January 2008, required us to change our plan measurement date from November 30 to December 31, effective for the year ending December 31, 2008. For further details, see Note 6, Retirement Benefits.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment to FASB Statement No. 115: This standard, which was effective for us January 1, 2008, gives us the option to measure certain financial instruments and other items at fair value, with changes in fair value recognized in earnings. We have not elected the fair value option for any financial instruments or other items.
EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: EITF Issue 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. We implemented EITF Issue 06-11 on January 1, 2008. This implementation did not have a material effect on our consolidated financial statements.
NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE
SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interest acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and how the acquirer determines what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combinations for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51: Under SFAS No. 160, effective for us January 1, 2009, ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling interests and shown separately on our Consolidated Balance Sheets within equity. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements. For further details, see Note 1, Corporate Structure and Accounting Policies.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.

Consumers Energy Company
(This page intentionally left blank)

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

		In Millions
Three Months Ended March 31	2008	2007

Operating Revenue	$2,091	$2,055

Operating Expenses
Fuel for electric generation	127	88
Purchased and interchange power	317	307
Purchased power — related parties	20	19
Cost of gas sold	944	935
Other operating expenses	170	220
Maintenance	36	57
Depreciation and amortization	170	156
General taxes	57	64

	1,841	1,846

Operating Income	250	209

Other Income (Deductions)
Interest	7	11
Regulatory return on capital expenditures	8	8
Other income	3	7
Other expense	(1)	(3)

	17	23

Interest Charges
Interest on long-term debt	58	59
Interest on long-term debt — related parties	—	2
Other interest	7	1
Capitalized interest	(2)	(3)

	63	59

Income Before Income Taxes	204	173

Income Tax Expense	74	60

Net Income	130	113

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$129	$112

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Three Months Ended March 31	2008	2007

Cash Flows from Operating Activities
Net income	$130	$113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes nuclear decommissioning of $- and $1)	170	156
Deferred income taxes and investment tax credit	30	9
Regulatory return on capital expenditures	(8)	(8)
Postretirement benefits expense	30	32
Capital lease and other amortization	8	9
Postretirement benefits contributions	(12)	(12)
Changes in assets and liabilities:
Increase in accounts receivable, notes receivable and accrued revenue	(57)	(448)
Decrease in accrued power supply and gas revenue	38	27
Decrease in inventories	515	504
Increase (decrease) in accounts payable	(29)	20
Decrease in accrued expenses	(37)	(53)
Decrease in other current and non-current assets	56	50
Decrease in other current and non-current liabilities	(65)	(28)

Net cash provided by operating activities	769	371

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(155)	(218)
Cost to retire property	(6)	(5)
Restricted cash	4	(1)
Investments in nuclear decommissioning trust funds	—	(1)
Proceeds from nuclear decommissioning trust funds	—	2
Other investing	—	2

Net cash used in investing activities	(157)	(221)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	250	—
Retirement of long-term debt	(168)	(8)
Payment of common stock dividends	(113)	(94)
Payment of capital and finance lease obligations	(6)	(2)
Payment of preferred stock dividends	—	(1)
Decrease in notes payable	—	(42)
Debt issuance and financing costs	(3)	(1)

Net cash used in financing activities	(40)	(148)

Net Increase in Cash and Cash Equivalents	572	2

Cash and Cash Equivalents, Beginning of Period	195	37

Cash and Cash Equivalents, End of Period	$767	$39

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
ASSETS

		In Millions
	March 31	December 31
	2008	2007
	(Unaudited)
Plant and Property (at cost)
Electric	$8,651	$8,555
Gas	3,492	3,467
Other	15	15

	12,158	12,037
Less accumulated depreciation, depletion, and amortization	4,069	3,993

	8,089	8,044
Construction work-in-progress	463	447

	8,552	8,491

Investments
Stock of affiliates	25	32

Current Assets
Cash and cash equivalents at cost, which approximates market	767	195
Restricted cash at cost, which approximates market	117	25
Accounts receivable, notes receivable and accrued revenue, less allowances of $16 in 2008 and $16 in 2007	892	877
Accrued power supply revenue	4	45
Accounts receivable — related parties	4	4
Inventories at average cost
Gas in underground storage	623	1,123
Materials and supplies	82	79
Generating plant fuel stock	82	100
Deferred property taxes	136	158
Regulatory assets — postretirement benefits	19	19
Prepayments and other	30	28

	2,756	2,653

Non-current Assets
Regulatory assets
Securitized costs	454	466
Postretirement benefits	883	921
Customer Choice Act	135	149
Other	503	504
Other	163	185

	2,138	2,225

Total Assets	$13,471	$13,401

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

		In Millions
	March 31	December 31
	2008	2007
	(Unaudited)
Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for all periods	$841	$841
Paid-in capital	2,482	2,482
Accumulated other comprehensive loss	(2)	—
Retained earnings	334	324

	3,655	3,647

Preferred stock	44	44

Long-term debt	3,732	3,692
Non-current portion of capital and finance lease obligations	221	225

	7,652	7,608

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	604	470
Accounts payable	373	403
Accrued rate refunds	24	19
Accounts payable — related parties	14	13
Accrued interest	48	65
Accrued taxes	335	353
Deferred income taxes	164	151
Regulatory liabilities	126	164
Other	103	150

	1,791	1,788

Non-current Liabilities
Deferred income taxes	682	713
Regulatory liabilities
Regulatory liabilities for cost of removal	1,159	1,127
Income taxes, net	575	533
Other regulatory liabilities	293	313
Postretirement benefits	812	813
Asset retirement obligations	199	198
Deferred investment tax credit	57	58
Other	251	250

	4,028	4,005

Commitments and Contingencies (Notes 3, 4, and 5)

Total Stockholder’s Investment and Liabilities	$13,471	$13,401

The accompanying notes are an integral part of these statements.

Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

		In Millions
Three Months Ended March 31	2008	2007

Common Stock
At beginning and end of period (a)	$841	$841

Other Paid-in Capital
At beginning and end of period	2,482	1,832

Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(15)	(8)
Retirement benefits liability adjustment (b)	6	—

At end of period	(9)	(8)

Investments
At beginning of period	15	23
Unrealized loss on investments (b)	(8)	(1)

At end of period	7	22

Total Accumulated Other Comprehensive Income (Loss)	(2)	14

Retained Earnings
At beginning of period	324	270
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	(4)	—
Additional loss from December 1 through December 31, 2007, net of tax	(2)	—
Adjustment to initially apply FIN 48, net of tax	—	(5)
Net income	130	113
Cash dividends declared — Common Stock	(113)	(94)
Cash dividends declared — Preferred Stock	(1)	(1)

At end of period	334	283

Total Common Stockholder’s Equity	$3,655	$2,970

The accompanying notes are an integral part of these statements.

		In Millions
Three Months Ended March 31	2008	2007

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b) Disclosure of Comprehensive Income:

Net income	130	113

Retirement benefits liability
Retirement benefits liabilitiy adjustment, net of tax of $2 in 2008 and $- in 2007	6	—

Investments
Unrealized loss on investments, net of tax benefit of $3 in 2008 and $1 in 2007	$(8)	$(1)

Total Comprehensive Income	$128	$112

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company
Notes to Consolidated Financial Statements
(Unaudited)
These interim Consolidated Financial Statements have been prepared by Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, Consumers has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in Consumers’ Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: Corporate Structure and Accounting Policies
Corporate Structure: Consumers, a subsidiary of CMS Energy, a holding company, is a combination electric and gas utility company serving in Michigan’s Lower Peninsula. Our customer base includes a mix of residential, commercial, and diversified industrial customers. We manage our business by the nature of service provided and operate principally in two business segments: electric utility and gas utility.
Principles of Consolidation: The consolidated financial statements comprise Consumers and all other entities in which we have a controlling financial interest or are the primary beneficiary, in accordance with FIN 46(R). We use the equity method of accounting for investments in companies and partnerships that are not consolidated, where we have significant influence over operations and financial policies, but are not the primary beneficiary. We eliminate intercompany transactions and balances.
Use of Estimates: We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make estimates using assumptions that may affect the reported amounts and disclosures. Actual results could differ from those estimates.
We record estimated liabilities for contingencies in our consolidated financial statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. For additional details, see Note 3, Contingencies.
Revenue Recognition Policy: We recognize revenues from deliveries of electricity and natural gas, and from the storage of natural gas when services are provided. We record unbilled revenues for the estimated amount of energy delivered to customers but not yet billed. Our estimate of unbilled revenues at March 31, 2008 is more significant than at December 31, 2007 because of changes in our customer meter reading schedules to accomodate the launch of our new billing systems in the second half of 2008. This is reflected in our unbilled receivables of $520 million at March 31, 2008 and $490 million at December 31, 2007. We record sales tax on a net basis and exclude it from revenues.
New Accounting Standards Not Yet Effective: SFAS No. 141(R), Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes how an acquiring entity should measure and recognize assets acquired, liabilities assumed, and noncontrolling interests acquired through a business combination. The standard also establishes how goodwill or gains from bargain purchases should be measured and recognized and how the acquirer determines what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Costs of an acquisition are to be recognized separately from the business combination. We will apply SFAS No. 141(R) prospectively to any business combinations for which the date of acquisition is on or after January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51: In December 2007, the FASB issued SFAS No. 160, effective for us January 1, 2009. Ownership interests in subsidiaries held by third parties, which are currently referred to as minority interests, will be presented as noncontrolling

Consumers Energy Company
interests and shown separately on our Consolidated Balance Sheets within equity. Any changes in our ownership interests while control is retained will be treated as equity transactions. In addition, this standard requires presentation and disclosure of the allocation between controlling and noncontrolling interests’ income from continuing operations, discontinued operations, and comprehensive income and a reconciliation of changes in the consolidated statement of equity during the reporting period. The presentation and disclosure requirements of the standard will be applied retrospectively for all periods presented. All other requirements will be applied prospectively. We are evaluating the impact SFAS No. 160 will have on our consolidated financial statements.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: In March 2008, the FASB issued SFAS No. 161, effective for us January 1, 2009. This standard will require entities to provide enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivatives and related hedged items affect financial position, financial performance, and cash flows. This standard will have no effect on our consolidated financial statements.
FSP FAS 142-3, Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FSP FAS 142-3, effective for us January 1, 2009. This standard amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to require expanded consideration of expected future renewals or extensions of intangible assets when determining their useful life. This standard will be applied prospectively for intangible assets acquired after the effective date. We are evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.
2: Fair Value Measurements
SFAS No. 157, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but applies to those fair value measurements recorded or disclosed under other accounting standards. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants, and requires that fair value measurements incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The standard also eliminates the prohibition against recognizing “day one” gains and losses on derivative instruments. We did not hold any derivatives with “day one” gains or losses during the quarter ended March 31, 2008. The standard is to be applied prospectively, except that limited retrospective application is required for three types of financial instruments, none of which we held during the quarter ended March 31, 2008.
SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. These markets must be accessible to us at the measurement date.

•	Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect our own assumptions about how market participants would value our assets and liabilities.

Consumers Energy Company
To the extent possible, we use quoted market prices or other observable market pricing data in valuing assets and liabilities measured at fair value under SFAS No. 157. If such information is unavailable, we use market-corroborated data or reasonable estimates about market participant assumptions. We classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.
The FASB has issued a one-year deferral of SFAS No. 157 for nonfinancial assets and liabilities, except those that are recorded or disclosed at fair value on a recurring basis. Under this partial deferral, SFAS No. 157 will not be effective until January 1, 2009 for fair value measurements in the following areas:
•	AROs,

•	most of the nonfinancial assets and liabilities acquired in a business combination, and

•	impairment analyses performed for nonfinancial assets.
SFAS No. 157 was effective January 1, 2008 for our derivative instruments and available-for-sale investment securities. The implementation of this standard did not have a material effect on our consolidated financial statements.
Assets Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, our assets and liabilities accounted for at fair value on a recurring basis at March 31, 2008.

	In Millions
	March 31,
	2008	Level 1	Level 2
| | |
Assets:
CMS Energy Common Stock	$25	$25	$—
Non-qualified Deferred Compensation Plan	5	5	—

SERP
Equity Securities	36	36	—
Debt Securities	19	—	19

Total	$85	$66	$19

Non-qualified Deferred Compensation Plan Assets: Our non-qualified deferred compensation plan assets are invested in various mutual funds. We value these assets using a market approach, which uses quoted prices in actively traded markets. On our Consolidated Balance Sheets, these assets are included in Other non-current assets.
SERP Assets: Our SERP assets are valued using a market approach, which incorporates prices and other relevant information from market transactions. The fair values of SERP equity securities are based on quoted prices in actively traded markets, and the fair values of SERP debt securities are based on a matrix pricing model that incorporates market-based information. SERP assets are included in Other non-current assets on our Consolidated Balance Sheets. For further details about our SERP securities, see Note 5, Financial and Derivative Instruments.

Consumers Energy Company
3: Contingencies
Katz Technology Litigation: In June 2007, RAKTL filed a lawsuit in the United States District Court for the Eastern District of Michigan against CMS Energy and Consumers alleging patent infringement. RAKTL claimed that automated customer service, bill payment services and gas leak reporting offered to our customers and accessed through toll free numbers infringe on patents held by RAKTL. On January 15, 2008, Consumers and CMS Energy reached an agreement in principle with RAKTL to settle the litigation. We expect to finalize the terms of the settlement and license in the second quarter of 2008. We believe the settlement costs with RAKTL will be immaterial.
ELECTRIC CONTINGENCIES
Electric Environmental Matters: Our operations are subject to environmental laws and regulations. Generally, we have been able to recover in customer rates the costs to operate our facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under the NREPA, we will ultimately incur investigation and response activity costs at a number of sites. We believe that these costs will be recoverable in rates under current ratemaking policies.
We are a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. However, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on our experience, we estimate that our share of the total liability for most of our known Superfund sites will be between $1 million and $10 million. At March 31, 2008, we have recorded a liability for the minimum amount of our estimated probable Superfund liability in accordance with FIN 14.
The timing of payments related to our investigation and response activities at our Superfund and NREPA sites is uncertain. Any significant change in assumptions, such as different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Ludington PCB: In October 1998, during routine maintenance activities, we identified PCB as a component in certain paint, grout, and sealant materials at Ludington. We removed and replaced part of the PCB material with non-PCB material. Since proposing a plan to deal with the remaining materials, we have had several communications with the EPA. The EPA has proposed a rule that would allow us to leave the material in place, subject to certain restrictions. We are not able to predict when the EPA will issue a final ruling. We cannot predict the financial impact or outcome of this matter.
Electric Utility Plant Air Permit Issues: In April 2007, we received a Notice of Violation (NOV) /Finding of Violation (FOV) from the EPA alleging that fourteen of our utility boilers exceeded visible emission limits in their associated air permits. The utility boilers are located at the D.E. Karn/J.C. Weadock Generating Complex, J.H. Campbell Plant, B.C. Cobb Electric Generating Station and J.R. Whiting Plant, which are all in Michigan. We have responded formally to the NOV/FOV denying the allegations and are awaiting the EPA’s response to our submission. We cannot predict the financial impact or outcome of this matter.

Consumers Energy Company
Litigation: In 2003, a group of eight PURPA qualifying facilities (the plaintiffs) filed a lawsuit in Ingham County Circuit Court. The lawsuit alleged that we incorrectly calculated the energy charge payments made under power purchase agreements. The judge deferred to the primary jurisdiction of the MPSC, dismissing the circuit court case without prejudice. In February 2005, the MPSC issued an order in the 2004 PSCR plan case concluding that we have been correctly administering the energy charge calculation methodology. The plaintiffs appealed the MPSC order to the Michigan Court of Appeals, which, in April 2008, affirmed the MPSC order. The plaintiffs have the opportunity to file an application for leave to appeal with the Michigan Supreme Court. We believe we have been performing the calculation in the manner prescribed by the power purchase agreement and have not recorded any reserves. We cannot predict the financial impact or outcome of this matter.
ELECTRIC RATE MATTERS
Electric ROA: The Customer Choice Act allows electric utilities to recover their net Stranded Costs. In November 2004, the MPSC approved recovery of our Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection. At March 31, 2008, we had a regulatory asset for Stranded Costs of $69 million. We collect these Stranded Costs through a surcharge on ROA customers. Since the MPSC order, we have experienced a downward trend in ROA customers, although recently this trend has slightly reversed. A decline in the number of ROA customers may affect negatively our ability to recover these Stranded Costs in a timely manner, and we may require legislative or regulatory assistance to recover these Stranded Costs fully.
Power Supply Costs: The PSCR process is designed to allow us to recover reasonable and prudent power supply costs. The MPSC reviews these costs for reasonableness and prudency in annual plan proceedings and in plan reconciliation proceedings. The following table summarizes our PSCR reconciliation filings with the MPSC:
Power Supply Cost Recovery Reconciliation

PSCR Cost
			Net Under-	of Power	Description of Net
PSCR Year	Date Filed	Order Date	recovery	Sold	Underrecovery

2006 Reconciliation	March 2007	April 2008	$56 million (a)	$1.446 billion	Underrecovery relates to our increased METC costs and coal supply costs, certain increased sales, and other cost increases beyond those included in the 2006 PSCR plan filings.

2007 Reconciliation	March 2008	Pending	$42 million (b)	$1.628 billion	Underrecovery relates primarily to the removal of $44 million of Palisades sale proceeds credits from the PSCR. The MPSC directed that we refund these credits through a separate surcharge.

(a)	The MPSC order disallowed $6 million related to certain replacement power costs and the recovery of discount credits provided to certain customers. As a result, we reduced our Accrued power supply and gas revenue for the period ended March 31, 2008 for this amount. The MPSC order also addressed the allocation of our proceeds from the sale of sulfur dioxide allowances of $62 million. The MPSC

Consumers Energy Company
order directed us to credit $44 million of the proceeds to PSCR customers and allowed us to retain $18 million of the proceeds. We previously reserved all proceeds as a regulatory liability. As a result of the MPSC order, we recognized our retained portion in earnings for the period ended March 31, 2008.

(b)	This amount includes 2006 underrecoveries as allowed by the MPSC order in our 2007 PSCR plan case.
2007 PSCR Plan: In April 2008, the MPSC issued an order allowing us to continue to use our 2007 PSCR monthly factor as approved in its temporary order, with minor adjustments. The order also allowed us to include prior year underrecoveries and overrecoveries in future PSCR plans. Furthermore, the MPSC order directed us to allocate the proceeds from the sale of sulfur dioxide allowances to PSCR customers in the manner approved in the 2006 PSCR reconciliation case.
2008 PSCR Plan: In September 2007, we submitted our 2008 PSCR plan filing to the MPSC. The plan proposed recovery of estimated 2007 PSCR underrecoveries of $84 million. We self-implemented a 2008 PSCR charge in January 2008.
We expect to recover fully all of our PSCR costs. When we are unable to collect these costs as they are incurred, there is a negative impact on our cash flows from electric utility operations. We cannot predict the financial impact or outcome of this proceeding.
Electric Rate Case: During 2007, we filed applications with the MPSC seeking an 11.25 percent authorized return on equity and, as revised, an annual increase in revenues of $265 million. The filings sought recovery of the costs associated with increased plant investment, including the purchase of the Zeeland power plant, increased equity investment, higher operation and maintenance expenses, recovery of transaction costs from the sale of Palisades, and the approval of an energy efficiency program. The following table summarizes the components of the requested increase in revenue:

In Millions
Components of the increase in revenue	Base Rates	PSCR (a)	Total

Revenue Deficiency (Sufficiency)	$(21)	$167	$146
Zeeland Plant Revenue Requirement (b)	80	—	80
Additional Equity and Debt	6	—	6
Energy Efficiency Surcharge	5	—	5

Base Rates Total	70	167	237
Palisades Sale Transaction Cost Surcharge	28	—	28

Total	$98	$167	$265

(a)	Palisades power purchase agreement costs in the PSCR are now offset through a base rate recovery credit that will be discontinued once Palisades costs are removed from base rates.

(b)	In December 2007, the MPSC approved a rate surcharge of $69 million related to the purchase of the Zeeland power plant. However, the revenue requirements for the Zeeland plant are still subject to the final order in the electric rate case.

Consumers Energy Company
The March 2008 ALJ Proposal for Decision recommended that base rates be set to produce revenues $40 million lower than our filed position. The difference is due mainly to a $31 million reduction in revenue deficiency, which results primarily from the ALJ’s lower recommended return on equity of 10.42 percent. The difference also relates to an $8 million reduction in our Zeeland plant revenue requirement and a $1 million reduction related to equity and debt costs.
The ALJ’s Proposal for Decision further recommended that we absorb $15 million of the Palisades sale transaction costs and that we exclude the energy efficiency surcharge from base rates until we identify the specific program tasks and related costs.
Palisades Regulatory Proceedings: We sold Palisades to Entergy in April 2007. We also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI site. The MPSC order approving the transaction requires that we credit $255 million of excess sales proceeds and decommissioning amounts to our retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC has not yet addressed the distribution of these additional amounts. We have recorded this obligation, plus interest, as a regulatory liability on our Consolidated Balance Sheets.
As discussed in the preceding paragraphs of this note, recovery of our transaction costs of $28 million is under review by the MPSC in our current electric rate case. We recorded these costs as a regulatory asset on our Consolidated Balance Sheets as recovery is probable.
When we are unable to include increased costs and investments in rates in a timely manner, there is a negative impact on our cash flows from electric utility operations. We cannot predict the financial impact or the outcome of this proceeding.
OTHER ELECTRIC CONTINGENCIES
The MCV PPA: The MCV Partnership, which leases and operates the MCV Facility, contracted to sell 1,240 MW of electricity to Consumers under a 35-year power purchase agreement that began in 1990. Until we exercised the regulatory-out provision in the MCV PPA in September 2007, the cost that we incurred under the MCV PPA exceeded the recovery amount allowed by the MPSC. The regulatory-out provision limits our capacity and fixed energy payments to the MCV Partnership to the amounts that we collect from our customers. Cash underrecoveries of our capacity and fixed energy payments were $39 million in 2007. Savings from the RCP, after allocation of a portion to customers, offset some of our capacity and fixed energy underrecoveries expense.
As a result of our exercise of the regulatory-out provision, the MCV Partnership may have the right under certain circumstances to terminate the MCV PPA or reduce the amount of capacity sold under the MCV PPA from 1,240 MW to 806 MW, which could affect our electric Reserve Margin. The MCV Partnership has until June 12, 2008 to notify us of its intention to terminate the MCV PPA, at which time the MCV Partnership must specify the termination date. We have not yet received any notification of termination; however, the MCV Partnership has notified us that it disputes our right to exercise the regulatory-out provision. We believe that the provision is valid and fully effective and have not recorded any reserves, but we cannot predict whether we would prevail in the event of litigation on this issue. We have delayed the notification date due to ongoing discussions to resolve issues related to the exercise of the regulatory-out provision.

Consumers Energy Company
We expect the MPSC to review our exercise of the regulatory-out provision and the likely consequences of such action. It is possible that in the event the MCV Partnership terminates performance under the MCV PPA, prior orders could limit recovery of replacement power costs to the amounts that the MPSC authorized for recovery under the MCV PPA. Depending on the cost of replacement power, this could result in our costs exceeding the recovery amount allowed by the MPSC. We cannot predict the financial impact or outcome of these matters.
To comply with a prior MPSC order, we made a filing in May 2007 with the MPSC requesting a determination as to whether it wished to reconsider the amount of the MCV PPA payments that we recover from customers. The MCV Partnership also filed an application with the MPSC requesting the elimination of the 88.7 percent availability cap on the amount of capacity and fixed energy charges that we are allowed to recover from our customers. We cannot predict the financial impact or outcome of these matters.
Nuclear Matters: Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In December 2000, funding of the Big Rock trust fund ended because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, we provided $44 million of corporate contributions for decommissioning costs. This amount excludes the $30 million payment to Entergy to assume ownership and responsibility for the Big Rock ISFSI and additional corporate contributions for nuclear fuel storage costs of $55 million, due to the DOE’s failure to accept spent nuclear fuel on schedule. We plan to seek recovery from the MPSC for decommissioning and other related expenditures and we have a $129 million regulatory asset recorded on our Consolidated Balance Sheets.
Nuclear Fuel Disposal Cost: We deferred payment for disposal of spent nuclear fuel burned before April 7, 1983. Our DOE liability is $161 million at March 31, 2008. This amount includes interest, which is payable upon the first delivery of spent nuclear fuel to the DOE. We recovered, through electric rates, the amount of this liability, excluding a portion of interest. In conjunction with the sale of Palisades and the Big Rock ISFSI, we retained this obligation and provided a $155 million letter of credit to Entergy as security for this obligation.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which we and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
A number of court decisions support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. We filed our complaint in December 2002. If our litigation against the DOE is successful, we plan to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during our ownership of Palisades and Big Rock. We cannot predict the financial impact or outcome of this matter. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during our ownership of Palisades and Big Rock.
GAS CONTINGENCIES
Gas Environmental Matters: We expect to incur investigation and remediation costs at a number of sites under the NREPA, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. We operated the facilities on these sites for some part of their operating lives. For some of these sites, we have no current ownership or may

Consumers Energy Company
own only a portion of the original site. In December 2005, we estimated our remaining costs to be between $29 million and $71 million, based on 2005 discounted costs, using a discount rate of three percent. The discount rate represented a 10-year average of U.S. Treasury bond rates reduced for increases in the consumer price index. We expect to fund most of these costs through proceeds from insurance settlements and MPSC-approved rates.
From January 1, 2006 to March 31, 2008, we spent a total of $13 million for MGP response activities. At March 31, 2008, we have a liability of $16 million and a regulatory asset of $49 million, which includes $33 million of deferred MGP expenditures. The timing of payments related to the remediation of our manufactured gas plant sites is uncertain. Annual response activity costs are expected to range between $4 million and $5 million per year over the next four years. Any significant change in assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect our estimate of response activity costs and the timing of our payments.
Gas Title Transfer Tracking Fees and Services: In November 2007, we reached an agreement in principle with Duke Energy Corporation, Dynegy Incorporated, Reliant Energy Resources Incorporated and FERC Staff to settle the TTT proceeding. The terms of the agreement include the payment of $2 million in total refunds to all TTT customers and a reduced rate for future TTT transactions. The settlement agreement was filed on February 1, 2008. The presiding ALJ certified the settlement on March 18, 2008. We are awaiting action from the FERC on the certified settlement.
FERC Investigation: In February 2008, we received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. We have responded to the FERC’s data request. We cannot predict the financial impact or outcome of this matter.
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

GCR plan for year 2007-2008: In July 2007, the MPSC issued an order for our 2007-2008 GCR plan year. The order approved a settlement agreement that allowed a base GCR ceiling factor of $8.47 per mcf for April 2007 through March 2008, subject to a quarterly ceiling price adjustment mechanism. We were able to maintain our GCR billing factor below the authorized level.

Consumers Energy Company
GCR plan for year 2008-2009: In December 2007, we filed an application with the MPSC seeking approval of a GCR plan for our 2008-2009 GCR Plan year. Our request proposed the use of a base GCR ceiling factor of $8.17 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. We implemented the quarterly adjustment mechanism in April 2008 to raise the ceiling factor to $9.52.
The GCR billing factor is adjusted monthly in order to minimize the over- or underrecovery amounts in our annual GCR reconciliation. Our GCR billing factor for May 2008 is $8.91 per mcf.
2007 Gas Rate Case: In August 2007, the MPSC approved a partial settlement agreement authorizing an annual rate increase of $50 million, including an authorized return on equity of 10.75 percent. In September 2007, the MPSC reopened the record in the case to allow all interested parties to be heard concerning the approval of an energy efficiency program, which we proposed in our original filing. In April 2008, the MPSC approved a settlement agreement to remove the energy efficiency program and closed the case.
2008 Gas Rate Case: In February 2008, we filed an application with the MPSC for an annual gas rate increase of $91 million and an 11 percent authorized return on equity.
OTHER CONTINGENCIES
Guarantees and Indemnifications: FIN 45 requires the guarantor, upon issuance of a guarantee, to recognize a liability for the fair value of the obligation it undertakes in issuing the guarantee. To measure the fair value of a guarantee liability, we recognize a liability for any premium received or receivable in exchange for the guarantee. For a guarantee issued as part of a larger transaction, such as in association with an asset sale or executory contract, we recognize a liability for any premium that would have been received had the guarantee been issued as a single item.
The following table describes our guarantees at March 31, 2008:

In Millions
		Expiration	Maximum
Guarantee Description	Issue Date	Date	Obligation

Surety bonds and other indemnifications	Various	Various	$1	(a)
Guarantee	January 1987	March 2016	85	(b)

(a)	In the normal course of business, we issue surety bonds and indemnities to third parties to facilitate commercial transactions. We would be required to pay a counterparty if it incurs losses due to a breach of contract terms or nonperformance under the contract.

(b)	The maximum obligation includes $85 million related to the MCV Partnership’s non-performance under a steam and electric power agreement with Dow. We sold our interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation with an irrevocable letter of credit of up to $85 million. At March 31,

Consumers Energy Company

2008, the guarantee liability recorded for surety bonds and indemnities and for the guarantee to provide power and steam to Dow was immaterial.
We also enter into various agreements containing tax and other indemnification provisions for which we are unable to estimate the maximum potential obligation. We consider the likelihood that we would be required to perform or incur significant losses related to these indemnities to be remote.
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
4: Financings and Capitalization
Long-term debt is summarized as follows:

In Millions
	March 31, 2008	December 31, 2007

First mortgage bonds	$3,416	$3,170
Senior notes and other	597	659
Securitization bonds	301	309

Principal amounts outstanding	4,314	4,138
Current amounts	(577)	(440)
Net unamortized discount	(5)	(6)

Total Long-term debt	$3,732	$3,692

Financings: The following is a summary of significant long-term debt transactions during the three months ended March 31, 2008:

	Principal	Interest	Issue/Retirement
	(in millions)	Rate (%)	Date	Maturity Date

Debt Issuances
First mortgage bonds	$250	5.65%	March 2008	September 2018
Tax-exempt bonds (a)	28	4.25%	March 2008	June 2010
Tax-exempt bonds (b)	68	Variable	March 2008	April 2018

Total	$346

Debt Retirements:
Senior notes	$159	6.375%	February 2008	February 2008

(a)	In March 2008, we utilized the Michigan Strategic Fund for the issuance of $28 million of tax-exempt Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, bearing interest at a 4.25 percent annual rate. The bonds are secured by FMBs. The proceeds were held in escrow for the redemption of $28 million of insured tax-exempt bonds. The redemption occurred in April 2008.

(b)	In March 2008, we utilized the Michigan Strategic Fund for the issuance of $68 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Refunding Revenue Bonds. The initial interest rate was 2.25 percent and it resets weekly. The bonds, which are backed by a letter of credit, are subject to optional tender by the holders that would result in remarketing. The proceeds were held in escrow for the redemption of $68 million of insured tax-exempt bonds. The redemption occurred in April 2008.

Consumers Energy Company
In April 2008, we caused the conversion of $35 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Revenue Bonds from insured bonds to demand bonds, backed by a letter of credit.
The Michigan Strategic Fund is housed within the Michigan Department of Tresury to provide public and private development finance opportunities for agriculture, forestry, business, industry and communities within the State of Michigan.
Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at March 31, 2008:

In Millions
			Outstanding
	Amount of	Amount	Letters-of-	Amount
Expiration Date	Facility	Borrowed	Credit	Available

March 30, 2012	$500	$—	$93	$407
November 28, 2008 (a)	200	—	185	15

(a)	Secured revolving letter of credit facility.
Dividend Restrictions: Under the provisions of our articles of incorporation, at March 31, 2008, we had $275 million of unrestricted retained earnings available to pay common stock dividends. For the three months ended March 31, 2008, we paid $113 million of common stock dividends to CMS Energy.
5: Financial and Derivative Instruments
Financial Instruments: The summary of our available-for-sale investment securities is as follows:

In Millions
	March 31, 2008				December 31, 2007
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Common stock of CMS Energy	$8	$17	$—	$25	$8	$24	$—	$32
SERP:
Equity securities	41	—	(5)	36	35	—	—	35
Debt securities	19	—	—	19	7	—	—	7
Derivative Instruments: In order to limit our exposure to certain market risks, primarily changes in interest rates and commodity prices, we may enter into various risk management contracts, such as swaps, options, and forward contracts. We enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.
The contracts we use to manage market risks may qualify as derivative instruments that are subject to derivative accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, we record it on our consolidated balance sheet at its fair value. Each quarter, we adjust the resulting asset or liability to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since we have not designated any of our derivatives as accounting hedges under SFAS No. 133, we report all mark-to-market gains and losses in earnings.

Consumers Energy Company
Most of our commodity purchase and sale contracts are not subject to derivative accounting under SFAS No. 133 because:
•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas),

•	they qualify for the normal purchases and sales exception, or

•	there is not an active market for the commodity.
Our coal purchase contracts are not derivatives because there is not an active market for the coal we purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. Under regulatory accounting, the resulting mark-to-market gains and losses would be offset by changes in regulatory assets and liabilities and would not affect net income.
At March 31, 2008, the fair value of our derivative contracts was immaterial.
6: Retirement Benefits
We provide retirement benefits to our employees under a number of plans, including:
•	a non-contributory, qualified defined benefit Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005),

•	a qualified cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005,

•	a non-contributory, qualified DCCP for employees hired on or after September 1, 2005,

•	benefits to certain management employees under a non-contributory, nonqualified defined benefit SERP (closed to new participants as of March 31, 2006),

•	benefits to certain management employees under a non-contributory, nonqualified DC SERP hired on or after April 1, 2006,

•	health care and life insurance benefits under OPEB,

•	benefits to a selected group of management under a non-contributory, nonqualified EISP, and

•	a contributory, qualified defined contribution 401(k) plan.
Pension Plan: The Pension Plan includes funds for most of our current employees, the employees of our affiliate, and Panhandle, a former subsidiary. The Pension Plan’s assets are not distinguishable by company. We will start to make quarterly contributions to our Pension Plan in 2009. We expect to contribute $47 million for 2009 and $103 million for 2010.
SERP Investments: Continuing declines in the stock market have reduced the fair values of our SERP investments. We have not concluded that the declines in value are permanent and therefore we have not recognized an impairment charge in earnings; however, we will continue to monitor these investments.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R): In September 2006, the FASB issued SFAS No. 158. This standard requires us to recognize the funded status of our defined benefit postretirement plans on our Consolidated Balance Sheets at December 31, 2006. SFAS No. 158 also requires us to recognize changes in the funded status of our plans in the year in which the changes occur. In addition, the standard requires that we change our plan measurement date from November 30 to December 31, effective December 31, 2008. In the first quarter of 2008, we recorded the measurement date change, which resulted in a $6 million net of tax decrease to retained earnings, a $4

Consumers Energy Company
million reduction to the SFAS No. 158 regulatory assets, a $7 million increase in Postretirement benefit liabilities and a $5 million increase in Deferred tax assets on our Consolidated Balance Sheets.
Costs: The following table recaps the costs and other changes in plan assets and benefit obligations incurred in our retirement benefits plans:

In Millions
	Pension		OPEB
Three Months Ended March 31	2008	2007	2008	2007

Service cost	$10	$12	$6	$6
Interest expense	23	20	18	17
Expected return on plan assets	(19)	(19)	(16)	(16)
Amortization of:
Net loss	10	11	2	6
Prior service cost	1	2	(3)	(2)

Net periodic cost	25	26	7	11
Regulatory adjustment	(4)	(4)	1	(2)

Net periodic cost after regulatory adjustment	$21	$22	$8	$9

Consumers Energy Company
7: Reportable Segments
Our reportable segments consist of business units defined by the products and services they offer. We evaluate performance based on the net income of each segment. Our two reportable segments are electric utility and gas utility.
The following tables show our financial information by reportable segment:

In Millions
Three Months Ended March 31	2008	2007

Operating Revenue
Electric	$860	$844
Gas	1,231	1,211

Total Operating Revenue	$2,091	$2,055

Net Income Available to Common Stockholder
Electric	$67	$51
Gas	62	57
Other	—	4

Total Net Income Available to Common Stockholder	$129	$112

In Millions
	March 31, 2008	December 31, 2007

Assets
Electric (a)	$8,897	$8,492
Gas (a)	3,684	4,102
Other	890	807

Total Assets	$13,471	$13,401

(a)	Amounts include a portion of our other common assets attributable to both the electric and gas utility businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CMS ENERGY
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I, Item 2. — CMS Energy’s MD&A, which is incorporated by reference herein.
CONSUMERS
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I, Item 2. — Consumers’ MD&A, which is incorporated by reference herein.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The discussion below is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2007. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 4, Contingencies, for CMS Energy and Note 3, Contingencies, for Consumers, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory and environmental matters.

CMS ENERGY
GAS INDEX PRICE REPORTING LITIGATION
Texas-Ohio Energy, Inc. filed a putative class action lawsuit in the United States District Court for the Eastern District of California in November 2003 against a number of energy companies engaged in the sale of natural gas in the United States (including CMS Energy). The complaint alleged defendants entered into a price-fixing scheme by engaging in activities to manipulate the price of natural gas in California. The complaint alleged violations of the federal Sherman Act, the California Cartwright Act, and the California Business and Professions Code relating to unlawful, unfair and deceptive business practices. The complaint sought both actual and exemplary damages for alleged overcharges, attorneys’ fees and injunctive relief regulating defendants’ future conduct relating to pricing and price reporting. In April 2004, a Nevada MDL panel ordered the transfer of the Texas-Ohio case to a pending MDL matter in the Nevada federal district court that at the time involved seven complaints originally filed in various state courts in California. These complaints make allegations similar to those in the Texas-Ohio case regarding price reporting. The court issued an order granting the defendants’ motion to dismiss on April 8, 2005 and entered a judgment in favor of the defendants on April 11, 2005. Texas-Ohio appealed the dismissal to the Ninth Circuit Court of Appeals.
While that appeal was pending, CMS Energy agreed to settle the Texas-Ohio case and three others cases originally filed in California federal courts (Fairhaven, Abelman Art Glass and Utility savings), for a total payment of $700,000. On September 10, 2007, the court entered an order granting final approval of the settlement and dismissing the CMS Energy defendants from these cases. On September 26, 2007, the Ninth Circuit Court of Appeals reversed the ruling of the trial judge in the Texas-Ohio case and held that the “filed rate doctrine” is not applicable to the claims. The Ninth Circuit Court of Appeals then remanded the case to the federal district court. While CMS Energy is no longer a party to the Texas-Ohio case, the Ninth Circuit Court of Appeals’ ruling may affect the positions of CMS Energy entities in other pending cases.
Commencing in or about February 2004, 15 state law complaints containing allegations similar to those made in the Texas-Ohio case, but generally limited to the California Cartwright Act and unjust enrichment, were filed in various California state courts against many of the same defendants named in the federal price manipulation cases discussed in the preceding paragraphs. In addition to CMS Energy, CMS MST is named in all 15 state law complaints. Cantera Gas Company and Cantera Natural Gas, LLC (erroneously sued as Cantera Natural Gas, Inc.) are named in all but one complaint.
In February 2005, these 15 separate actions, as well as nine other similar actions that were filed in California state court but do not name CMS Energy or any of its former or current subsidiaries, were ordered coordinated with pending coordinated proceedings in the San Diego Superior Court. The 24 state court complaints involving price reporting were coordinated as Natural Gas Antitrust Cases V. Plaintiffs in Natural Gas Antitrust Cases V were ordered to file a consolidated complaint, but a consolidated complaint was filed only for the two putative class action lawsuits. Pursuant to a ruling dated August 23, 2006, CMS Energy, Cantera Gas Company and Cantera Natural Gas, LLC were dismissed as defendants in the master class action and the 13 non-class actions, due to lack of personal jurisdiction. CMS MST remains a defendant in all of these actions. In September 2006, CMS MST reached an agreement in principle to settle the master class action for $7 million. In March 2007, CMS Energy paid $7 million into a trust fund account following preliminary approval of the settlement by the judge. On June 12, 2007, the court entered a judgment, final order and decree granting final approval to the class action settlement with CMS MST. Certain of the individual cases filed in the California State Court remain pending.

Samuel D. Leggett, et al v. Duke Energy Corporation, et al, a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee in January 2005. The complaint contains claims for violations of the Tennessee Trade Practices Act based upon allegations of false reporting of price information by defendants to publications that compile and publish indices of natural gas prices for various natural gas hubs. The complaint seeks statutory full consideration damages and attorneys fees and injunctive relief regulating defendants’ future conduct. The defendants include CMS Energy, CMS MST and CMS Field Services. On August 10, 2005, certain defendants, including CMS MST, filed a motion to dismiss and CMS Energy and CMS Field Services filed a motion to dismiss for lack of personal jurisdiction. Defendants attempted to remove the case to federal court, but it was remanded to state court by a federal judge. On February 2, 2007, the state court granted defendants’ motion to dismiss the complaint. Plaintiffs filed a notice of appeal on April 4, 2007. Oral arguments were heard on November 8, 2007.
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
On November 20, 2005, CMS MST was served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. Similar to the other actions that have been filed, the complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, defendants engaged in a scheme to violate the Kansas Restraint of Trade Act by knowingly reporting false or inaccurate information to the publications, thereby affecting the market price of natural gas. Plaintiffs, who allege they purchased natural gas from defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas. On December 7, 2005, the case was removed to the United States District Court for the District of Kansas and later that month a motion was filed to transfer the case to the MDL proceeding. On January 6, 2006, plaintiffs filed a motion to remand the case to Kansas state court. On January 23, 2006, a conditional transfer order transferring the case to the MDL proceeding was issued. On February 7, 2006, plaintiffs filed an opposition to the conditional transfer order, and on June 20, 2006, the MDL Panel issued an order transferring the case to the MDL proceeding. The court issued an order dated August 3, 2006 denying the motion to remand the case to Kansas state court. Defendants filed a motion to dismiss, which was denied on July 27, 2007. On September 7, 2007, the CMS Energy defendants filed an answer to the complaint.
Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages. The case was removed to the United States District Court for the District of Colorado on June 12, 2006, a conditional transfer order transferring the case to the MDL proceeding was entered on June 27, 2006, and an order transferring the case to the MDL proceeding was entered on October 17, 2006. The court issued an order dated December 4, 2006 denying the motion to remand the case back to Colorado state court. Defendants have filed a motion to dismiss. On August 21, 2007, the court granted the motion to dismiss by CMS Energy on the basis of a lack of jurisdiction. The remaining CMS Energy defendants filed a summary judgment motion which the court granted in March 2008 on the basis that the named plaintiffs made no natural gas purchases from any named defendant. It is expected that the plaintiffs will appeal this decision.
On October 30, 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc. The Missouri Public Service Commission purportedly is acting as an assignee of six local distribution companies, and it alleges that from at least January 2000 through at least October 2002, defendants knowingly reported false natural gas prices to publications that compile and publish indices of natural gas prices, and engaged in wash sales. The complaint contains claims for violation of the Missouri Anti-Trust Law, fraud and unjust enrichment. Defendants removed the case to Missouri federal court and then transferred it to the Nevada MDL proceeding. On October 30, 2007, the court granted the plaintiff’s motion to remand the case to state court in Missouri. The CMS Energy defendants filed an answer to the complaint. A second action, Heartland Regional Medical Center, et al. v. Oneok Inc. et al., was filed in Missouri state court in March 2007 alleging violations of Missouri anti-trust laws. The second action is denoted as a class action. Defendants also removed this case to Missouri federal court, and it has been conditionally transferred to the Nevada MDL proceeding. Plaintiffs also filed a motion to remand this case back to state court but that motion has not yet been decided.
A class action complaint, Arandell Corp., et al v. XCEL Energy Inc., et al, was filed on or about December 15, 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. Defendants, including CMS Energy, CMS ERM and Cantera Gas Company, LLC, are alleged to have violated Wisconsin’s Anti-Trust statute by conspiring to manipulate natural gas prices. Plaintiffs are seeking full consideration damages, plus exemplary damages in an amount equal to three times the actual damages, and attorneys’ fees. The action was removed to Wisconsin federal district court and CMS Energy entered a special appearance for purpose of filing a motion to dismiss all the CMS Energy defendants due to lack of personal jurisdiction. That motion was filed on September 10, 2007. The court has not yet ruled on the motion. The court denied plaintiffs’ motion to remand the case back to Wisconsin state court, and the case has been transferred to the Nevada MDL proceeding.
CMS Energy and the other CMS Energy defendants will defend themselves vigorously against these matters but cannot predict their outcome.
ROUND-TRIP TRADING INVESTIGATIONS
From May 2000 through January 2002, CMS MST engaged in simultaneous, prearranged commodity trading transactions in which energy commodities were sold and repurchased at the same price. These transactions, referred to as round-trip trades, had no impact on previously reported consolidated net income, EPS or cash flows, but had the effect of increasing operating revenues and operating expenses by equal amounts.
CMS Energy is cooperating with an investigation by the DOJ concerning round-trip trading, which the DOJ commenced in May 2002. CMS Energy is unable to predict the outcome of this matter and what effect, if any, this investigation will have on its business. In March 2004, the SEC approved a cease-and-desist order settling an administrative action against CMS Energy related to round-trip trading. The order did not assess a fine and CMS Energy neither admitted to nor denied the order’s findings. The settlement resolved the SEC investigation involving CMS Energy and CMS MST. Also in March 2004, the SEC filed an action against three former employees related to round-trip trading at CMS MST. One of the individuals has settled with the SEC. CMS Energy is currently advancing legal defense costs for the remaining two individuals in accordance with existing indemnification policies. The two individuals filed a motion to dismiss the SEC action, which was denied. CMS Energy is unable to predict the outcome of this matter and what impact, if any, this investigation will have on its business.

QUICKSILVER RESOURCES, INC.
On November 1, 2001, Quicksilver sued CMS MST in Texas State Court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The contract outlines Quicksilver’s agreement to sell, and CMS MST’s agreement to buy, natural gas. Quicksilver believes that it is entitled to more payments for natural gas than it has received. CMS MST disagrees with Quicksilver’s analysis and believes that it has paid all amounts owed for delivery of gas according to the contract. Quicksilver was seeking damages of up to approximately $126 million, plus prejudgment interest and attorney fees.
The trial commenced on March 19, 2007. The jury verdict awarded Quicksilver zero compensatory damages but $10 million in punitive damages. The jury found that CMS MST breached the contract and committed fraud but found no actual damage related to such a claim.
On May 15, 2007, the trial court vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. To preserve its appellate rights, CMS MST filed a motion to modify, correct or reform the judgment and a motion for a judgment contrary to the jury verdict with the trial court. The trial court dismissed these motions. CMS MST has filed a notice of appeal with the Texas Court of Appeals. Quicksilver has filed a notice of cross appeal. Both Quicksilver and CMS have filed their opening briefs. In its brief, Quicksilver claims that the contract should be rescinded from its inception, rather than merely from the date of the judgment. Although we believe Quicksilver’s position to be without merit, if the Court were to grant the relief requested by Quicksilver, it could have a material adverse effect on us. We cannot predict the financial impact or outcome of this matter.
MARATHON INDEMNITY CLAIM REGARDING F.T. BARR CLAIM
Marathon Indemnity Claim regarding F.T. Barr Claim: On December 3, 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas Company and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believes that Barr was being properly paid on gas sales and that he was and would not be entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement on April 26, 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain current or former CMS Energy entities as to the existence and scope of any indemnity obligations to Marathon in connection with the settlement. Between April 2005 and April 2008, there were no further communications between Marathon and CMS entities regarding this matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim. Present and former CMS Energy entities and Marathon entered into an agreement tolling the statute of limitations on any claim by Marathon under the indemnity. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it if raised in any legal proceeding. CMS Energy entities also will assert that Marathon has not suffered any damages that would be material to CMS Energy. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it could have a material effect on CMS Energy’s future earnings and cash flow.
ENVIRONMENTAL MATTERS
CMS Energy and Consumers, as well as their subsidiaries and affiliates, are subject to various federal, state and local laws and regulations relating to the environment. Several of these companies have been named parties to various actions involving environmental issues. Based on their present knowledge and subject to future legal and factual developments, they believe it is unlikely that these actions, individually or in total, will have a material adverse effect on their financial condition or future results of operations. For additional information, see both CMS Energy’s and Consumers’ Forms 10-K for the year ended December 31, 2007 — ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 1A. Risk Factors
Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in CMS Energy’s Form 10-K and Consumers’ Form 10-K for the year ended December 31, 2007.
Risk Related to CMS Energy
CMS Energy retains contingent liabilities in connection with its asset sales.
The agreements CMS Energy enters into for the sale of assets customarily include provisions whereby it is required to retain specified preexisting liabilities such as for taxes, pensions, or environmental conditions, indemnify the buyers against specified risks, including the inaccuracy of representations and warranties it makes; and make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits or other reviews. Examples of these situations include claims related to attempts by the governments of Equatorial Guinea and Morocco to assess taxes on past operations or transactions, and F. T. Barr. Many of these contingent liabilities can remain open for extended periods of time after the sales are closed. Depending on the extent to which the buyers may ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes CMS Energy may have concerning them, these liabilities could have a material adverse effect on its financial condition, liquidity and future results of operations.
Risk Related to CMS Energy and Consumers
CMS Energy and Consumers could incur significant capital expenditures to comply with environmental standards and face difficulty in recovering these costs on a current basis.
In 1998, the EPA issued regulations requiring the State of Michigan to further limit nitrogen oxides emissions at coal-fired electric generating plants. The EPA and State of Michigan regulations require Consumers to make significant capital expenditures estimated to be $880 million. From 1998 to present, Consumers has incurred $787 million in capital expenditures to comply with these regulations and anticipates that the remaining $93 million of capital expenditures will be made in 2008 through 2011.
In March 2005, the EPA adopted the Clean Air Interstate Rule, which requires additional coal-fired electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The Clean Air Interstate Rule was appealed to the U.S. Court of Appeals for the District of Columbia. We are expecting a decision on this rule during 2008 but cannot predict the outcome of this matter.
Our plans to comply with the nitrogen oxides and sulfur dioxide requirements were disclosed in our 2007 Form 10-K and there have been no subsequent material changes to these plans. Based upon current assumptions, we plan to spend an additional $835 million for equipment installation through 2015.
In March 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal- fired electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals for the District of Columbia decided the case in February 2008, and determined that the rules developed by the EPA were not consistent with the Clean Air Act. We continue to monitor the development of federal regulations in this area.
In April 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. We estimate the costs associated with Phase I of Michigan’s mercury plan will be approximately $500 million by 2015.

The EPA has alleged that some utilities have incorrectly classified plant modifications as “routine maintenance” rather than seeking permits from the EPA to modify their plants. We responded to information requests from the EPA on this subject in 2000, 2002, and 2006. We believe that we have properly interpreted the requirements of “routine maintenance.” If the EPA finds that our interpretation is incorrect, we could be required to install additional pollution controls at some or all of our coal-fired electric generating plants and to pay fines. Additionally, we would need to assess the viability of continuing operations at certain plants. We cannot predict the financial impact or outcome of this issue.
Several legislative proposals have been introduced in the United States Congress that would require reductions in emissions of greenhouse gases, including carbon dioxide. These laws, or similar state laws or rules, if enacted, could require us to replace equipment, install additional equipment for pollution controls, purchase allowances, curtail operations, or take other steps.
In July 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems (“Phase II Rule”). These rules require a significant reduction in the number of fish harmed by intake structures at large existing power plants. EPA compliance options in the rule were challenged before the United States Court of Appeals for the Second Circuit. In January 2007, the court rejected many of the compliance options favored by industry and remanded the bulk of the rule back to the EPA for reconsideration. The United States Court of Appeals for the Second Circuit’s ruling is expected to increase significantly the cost of complying with this rule, but we will not know the cost to comply until the EPA’s reconsideration is complete. In April 2008, the U.S. Supreme Court granted certiorari in this matter, which will likely extend the time before this issue is finally resolved.
CMS Energy and Consumers expect to collect fully from their customers, through the ratemaking process, these and other required environmental expenditures. However, if these expenditures are not recovered from customers in Consumers’ rates, CMS Energy and/or Consumers may be required to seek significant additional financing to fund these expenditures, which could strain their cash resources. We can give no assurances that CMS Energy and/or Consumers will have access to bank financing or capital markets to fund these environmental expenditures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
      The table below shows our repurchases of equity securities for the three months ended March 31, 2008:

Maximum Number of
	Total	Average	Total Number of Shares	Shares that may yet
	Number	Price	Purchased as Part of	be Purchased under
	of Shares	Paid per	Publicly Announced	Publicly Announced
Period	Purchased*	Share	Plans or Programs	Plans or Programs

January 1, 2008 to January 31, 2008	153	$15.42	—	—
February 1, 2008 to February 29, 2008	—	—	—	—
March 1, 2008 to March 31, 2008	—	—	—	—

Total	153	—	—	—

*	We repurchase certain restricted shares upon vesting under the Performance Incentive Stock Plan from participants in the Performance Incentive Stock Plan, equal to our minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

(4)(a)	107th Supplemental Indenture dated as of March 1, 2008, supplement to Indenture dated as of September 1, 1945, between Consumers and The Bank of New York

(12)(a)	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(12)(b)	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: May 5, 2008	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: May 5, 2008	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer