Form 10-Q
period 2009-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2009-04-30
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)

One Energy Plaza, Jackson, Michigan 49201
1-5611	(517) 788-0550 CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
CMS Energy Corporation:     Yes ☑     No ☐     Consumers Energy Company:     Yes ☑     No ☐
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

CMS Energy Corporation:     Yes ☐     No ☑     Consumers Energy Company:     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 28, 2009:

CMS Energy Corporation:
CMS Energy Common Stock, $.01 par value	226,830,590
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended March 31, 2009
This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers Energy Company makes no representation regarding information relating to any other companies affiliated with CMS Energy Corporation other than its own subsidiaries. None of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s other subsidiaries (other than Consumers Energy Company) has any obligation in respect of Consumers Energy Company’s debt securities and holders of such securities should not consider the financial resources or results of operations of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s subsidiaries (other than Consumers Energy Company and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers Energy Company’s debt securities. Similarly, Consumers Energy Company has no obligation in respect of debt securities of CMS Energy Corporation.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with Management’s Discussion and Analysis included in the 2008 Form 10-K for CMS Energy Corporation and Consumers Energy Company.

(Continued)

GLOSSARY
Certain terms used in the text and financial statements are defined below

AOC	Administrative Order on Consent
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.
bcf	Billion cubic feet of gas
Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land
Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers
Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CKD	Cement kiln dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises
CMS Generation	CMS Generation Co., a former wholly owned subsidiary of Enterprises
CMS International Ventures	CMS International Ventures LLC, a subsidiary of Enterprises and CMS Gas Transmission
CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Energy
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas	CMS Oil and Gas Company, formerly a wholly owned subsidiary of Enterprises
CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM
Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute
Detroit Edison	The Detroit Edison Company, a non-affiliated company

DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company
EITF	Emerging Issues Task Force
EITF Issue 07-5	EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
EITF Issue 08-5	EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”
EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital
Entergy	Entergy Corporation, a non-affiliated company
Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
FIN 14	FASB Interpretation No. 14, “Reasonable Estimation of Amount of a Loss”
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”
FIN 46(R)	Revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”
FMB	First Mortgage Bonds
FMLP	First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility
FOV	Finding of Violation
FSP	FASB Staff Position
FSP APB 14-1	FASB Staff Position on APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”
FSP EITF 03-6-1	FASB Staff Position on EITF Issue No. 03-6, “Participating Securities and the Two-Class method under FASB Statement No. 128”
FSP FAS 107-1 and APB 28-1	FASB Staff Position on SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”
FSP FAS 115-2 and FAS 124-2	FASB Staff Position on SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”
FSP FAS 132(R)-1	FASB Staff Position on SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”
FSP FAS 157-4	FASB Staff Position on SFAS No. 157, “Fair Value Measurements”
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery

Grayling	Grayling Generating Station Limited Partnership, a consolidated variable interest entity in which CMS Energy has a 50 percent interest
GWh	Gigawatt hour (a unit of energy equal to one million kilowatt hours)
IRS	Internal Revenue Service
Jorf Lasfar	A 1,356 MW coal-based power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest
kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)
Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison
MACT	Maximum Achievable Control Technology; a stringent emission limitation for hazardous pollutants
Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company
MBT	Michigan Business Tax
mcf	One thousand cubic feet of gas
MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company owned by ITC Holdings Corporation and a member of MISO
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt hour (a unit of energy equal to one million watt hours)
NERC	North American Electric Reliability Corporation, a non-affiliated company
Neyveli	ST-CMS Electric Company Private Ltd., a joint venture power project company located in India, in which CMS International Ventures formerly owned a 50 percent interest
NOV	Notice of Violation
NREPA	Michigan Natural Resources and Environmental Protection Act
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Postretirement benefit plans other than pensions
Palisades	Palisades nuclear power plant, formerly owned by Consumers
Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission
PCB	Polychlorinated biphenyl
Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PSCR	Power supply cost recovery
PSD	Prevention of Significant Deterioration

Quicksilver	Quicksilver Resources, Inc., a non-affiliated company
Reserve Margin	The amount of unused available electric capacity at peak demand as a percentage of total electric peak demand
RFC	ReliabilityFirst Corporation, a non-affiliated company
RMRR	Routine maintenance, repair and replacement
ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act
SEC	U.S. Securities and Exchange Commission
Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special purpose entity affiliated with such utility
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted”
SFAS No. 157	SFAS No. 157, “Fair Value Measurements”
SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”
Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund	Comprehensive Environmental Response, Compensation and Liability Act
Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform
Takoradi	A 200 MW open-cycle combustion turbine crude oil power plant located in Ghana, in which CMS Generation formerly owned a 90 percent interest
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company
TNEB	Tamil Nadu Electricity Board, a non-affiliated company
TSU	Texas Southern University, a non-affiliated entity
Wolverine	Wolverine Power Supply Cooperative, Inc., a non-affiliated company

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a combined report of CMS Energy and Consumers. It has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy’s and Consumers’ Form 10-K for the year ended December 31, 2008.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of such words as “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ business and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest rates, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the continued downturn in the economy and the sharp downturn and extreme volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:
•	revenues;

•	capital expenditure program and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, including those in the automotive sector, and other counterparties and the continued ability of these third parties to meet their obligations to CMS Energy and Consumers;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, environmental, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ business, including the impact of any future regulations or laws regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	mercury emissions;

•	limitations on the use or construction of coal-based electric power plants; and

•	renewable portfolio standards and energy efficiency mandates;
•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including but not limited to those that may affect Bay Harbor and Consumers’ RMRR classification under NSR regulations;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:
•	adequate and timely recovery of:
•	Clean Air Act capital and operating costs and other environmental and safety-related expenditures;

•	power supply and natural gas supply costs;

•	operation and maintenance expenses;

•	additional utility rate-based investments;

•	increased MISO energy and transmission costs;

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards; and

•	Big Rock decommissioning funding shortfalls;
•	pressure on regulators to lessen rate impacts upon customers, particularly in difficult economic times;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	authorization of a new clean coal plant; and

•	implementation of new energy legislation;
•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	the impact of expanded enforcement powers and investigation activities at the FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flow and working capital;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals;

•	the impact of CMS Energy’s and Consumers’ new integrated business software system on their operations, including utility customer billing and collections, finance, purchasing, human resources and payroll processes, and utility asset construction and maintenance work management systems;

•	the impact of credit market and economic conditions on EnerBank;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations or claims;

•	population growth or decline in the geographic areas where CMS Energy and Consumers do business;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	earnings volatility, resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements, interest rate, and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities similar to that provided under SFAS No. 71; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
For additional details regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 3, Contingencies, and Part II, Item 1A. Risk Factors.

EXECUTIVE OVERVIEW
CMS Energy is an energy company operating primarily in Michigan and is the parent holding company of several subsidiaries, including Consumers and Enterprises. Consumers is a combination electric and gas utility company serving Michigan’s Lower Peninsula. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity. Consumers’ gas utility operations include the purchase, transportation, storage, distribution, and sale of natural gas. Consumers’ customer base includes a mix of residential, commercial, and diversified industrial customers. Enterprises, through its equity investments and subsidiaries, is primarily engaged in independent power production.
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises. Consumers operates principally in two business segments: electric utility and gas utility.
CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services, electric power generation, gas distribution, transmission and storage, and other energy-related services. Their businesses are affected primarily by:
•	weather, especially during the heating and cooling seasons;

•	economic conditions;

•	regulation and regulatory matters;

•	energy commodity prices;

•	interest rates; and

•	CMS Energy’s and Consumers’ debt credit ratings.
During the past several years, CMS Energy’s business strategy has emphasized improving its consolidated balance sheet and maintaining focus on its core strength, which is Consumers’ utility operations and service.
Consumers’ forecast calls for investing in excess of $6 billion from 2009 through 2013, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency, demand management, expanded use of renewable energy, development of new power plants, and pursuit of additional power purchase agreements to complement existing generating sources.
Energy legislation signed into law in Michigan in 2008 requires that ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015. In compliance with this legislation, Consumers filed a renewable energy plan with the MPSC in February 2009 outlining its plans to build or contract for additional renewable energy capacity of 200 MW by December 31, 2013, and an additional 300 MW of renewable energy capacity by December 31, 2015. At the same time, Consumers filed an energy optimization plan, also called for by the 2008 legislation, under which Consumers will promote energy efficiency and provide incentives to reduce customer usage. Consumers’ filings include a request for recovery of the cost of the renewable energy and energy optimization measures. Consumers also expects to self-implement increased electric rates in May 2009 under the 2008 legislation.
Consumers has filed an air permit application with the MDEQ for its planned new 800 MW clean coal-based plant, which is now in a public comment period. Consumers expects the MDEQ to act on the request by the end of the year. Consumers’ filings at the MPSC also include a request for an increase in rates to cover various costs, including capital additions under the balanced energy initiative.
There is uncertainty associated with federal legislative and regulatory proposals related to the regulation of carbon dioxide emissions, particularly associated with coal-based generation. Federal legislation is being considered to establish a cap and trade system, or alternatively, to tax carbon dioxide emissions. In addition, the EPA recently issued a proposed finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.
Consumers is developing an advanced metering infrastructure system that will provide enhanced controls and information about its customer energy usage and notification of service interruptions. Consumers expects to develop integration software and pilot this new technology over the next two to three years.
In the future, CMS Energy will focus its strategy on:
•	investing in Consumers’ utility system;

•	growing earnings while controlling operating and fuel costs and CMS Energy debt;

•	managing cash flow; and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As CMS Energy and Consumers execute this strategy, they will need to overcome a Michigan economy that has been impacted adversely by the continued downturn and uncertainty in Michigan’s automotive industry. The financial market crisis, the effects of which became evident in a global economic downturn during the fourth quarter of 2008, continues to result in a negative economic outlook. A range of possible outcomes exists due to the uncertain financial market environment and ongoing government policy responses. Consumers expects its annual 2009 sales to decline by three percent for the electric utility and five percent for the gas utility and it projects slower growth in the longer term. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they continue to monitor developments in the financial and credit markets and government policy responses to those developments for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS
CMS ENERGY’S CONSOLIDATED RESULTS OF OPERATIONS

	In Millions (except for per share amounts)

Three months ended March 31	2009	2008	Change

Net Income Available to Common Stockholders	$69	$102	$(33)
Basic Earnings Per Share	$0.30	$0.45	$(0.15)
Diluted Earnings Per Share	$0.30	$0.43	$(0.13)

Electric Utility	$38	$67	$(29)
Gas Utility	59	62	(3)
Enterprises	—	(2)	2
Corporate Interest and Other	(28)	(25)	(3)

Net Income Available to Common Stockholders	$69	$102	$(33)

For the three months ended March 31, 2009, net income was $69 million compared with $102 million for 2008. Combined net income from Consumers’ electric and gas utility segments decreased, reflecting increased seasonal variations associated with a new electric rate design structure, decreased deliveries, the absence of gains from the sale of sulfur dioxide allowances recognized in 2008, and increases in uncollectible accounts, retirement benefit expenses, and maintenance expenses. These changes were partially offset by increased earnings from a June 2008 MPSC electric rate order, a more favorable customer sales mix at Consumers’ electric utility, and a December 2008 MPSC gas rate order.
Specific changes to net income available to CMS Energy common stockholders for 2009 compared with 2008 are:

After Tax, In Millions

• Decreased deliveries at Consumers, reflecting unfavorable economic conditions	$(20)
• Reduction in electric revenue at Consumers due to a new rate design that reflects seasonality, with lower winter rates and higher summer rates to encourage conservation	(19)
• Increased expenses at Consumers primarily related to planned plant maintenance outages, additional depreciation expense on an increase in plant in service, and higher pension and OPEB expense	(16)
• Absence of gains from the sale of sulfur dioxide credits recognized at Consumers in 2008	(12)
• Increased expense at Consumers related to higher uncollectible accounts	(7)
• Increased corporate expense primarily due to increased MBT	(3)
• Increase in electric revenue at Consumers due to the MPSC’s June 2008 rate order	24
• Increased gas revenue and decreased gas depreciation rates at Consumers related to the MPSC’s December 2008 gas rate order	12
• Increased electric revenue at Consumers reflecting a favorable customer sales mix	6
• Operating efficiencies from the absence of certain sales and supply contracts at Enterprises	2

Total change	$(33)

CONSUMERS’ ELECTRIC UTILITY RESULTS OF OPERATIONS

			In Millions

Three months ended March 31	2009	2008	Change

Net Income	$38	$67	$(29)

Reasons for the change:
Electric deliveries and rate increase			$(1)
Power supply costs and related revenue			4
Other income			(4)
Maintenance and other operating expenses			(34)
Depreciation			(6)
General taxes			(2)
Income taxes			14

Total change			$(29)

Electric deliveries and rate increase: For the three months ended March 31, 2009, electric delivery revenue decreased by $1 million compared with 2008. The decrease is the result of a reduction in electric revenue of $19 million due to lower deliveries, largely offset by increased revenue of $18 million primarily due to a favorable sales mix and impacts of the MPSC’s June 2008 rate order. The rate order includes a benefit of $36 million from a rate increase, largely offset by a $31 million decrease caused by a new rate design structure that provides lower winter and higher summer rates to encourage conservation.
Deliveries to end-use customers were 9 billion kWh, a decrease of 0.4 billion kWh or 4.3 percent compared with 2008, primarily reflecting unfavorable economic conditions in Michigan.
Power supply costs and related revenue: For the three months ended March 31, 2009, PSCR revenue increased by $4 million compared with 2008. The increase primarily reflects the absence, in 2009, of a reduction to 2008 revenue for amounts excluded from recovery in the 2006 PSCR reconciliation case.
Other income: For the three months ended March 31, 2009, other income decreased $4 million compared with 2008, due to a decrease in interest income reflecting lower levels of short-term cash investments.
Maintenance and other operating expenses: For the three months ended March 31, 2009, maintenance and other operating expenses increased $34 million compared with 2008. The increase was primarily due to an $18 million benefit in 2008 from an April 2008 MPSC order allowing Consumers to retain a portion of the proceeds from the 2006 sale of sulfur dioxide allowances. Also contributing to the increase were higher pension and OPEB expenses of $7 million due to market performance of Consumers’ retirement benefit plan assets, scheduled plant maintenance outages of $7 million, and an additional $2 million increase in other expenses.
Depreciation: The $6 million increase in depreciation expense reflects an increase in plant in service.
General taxes: For the three months ended March 31, 2009, general tax expense increased $2 million compared with 2008, due primarily to higher property tax expense, reflecting higher capital spending.
Income taxes: For the three months ended March 31, 2009, income taxes decreased $14 million compared with 2008. The decrease is mainly due to lower earnings in 2009.

CONSUMERS’ GAS UTILITY RESULTS OF OPERATIONS

			In Millions

Three months ended March 31	2009	2008	Change

Net Income	$59	$62	$(3)

Reasons for the change:
Gas deliveries and rate increase			$(2)
Gas wholesale and retail services, other gas revenue and other income			1
Maintenance and other operating expenses			(13)
Depreciation			6
General taxes			(1)
Income taxes			6

Total change			$(3)

Gas deliveries and rate increase: For the three months ended March 31, 2009, gas delivery revenue decreased $2 million compared with 2008. The decrease was primarily due to lower deliveries of $11 million reflecting unfavorable economic conditions in Michigan, largely offset by additional revenue of $9 million from the MPSC’s December 2008 gas rate order. Gas deliveries, including miscellaneous transportation to end-use customers, were 131 bcf, a decrease of 6.5 bcf or 4.7 percent compared with 2008.
Gas wholesale and retail services, other gas revenue and other income: For the three months ended March 31, 2009, gas wholesale and retail services, other gas revenue, and other income increased $1 million compared with 2008, primarily due to an increase in appliance service plan program revenue.
Maintenance and other operating expenses: For the three months ended March 31, 2009, maintenance and other operating expenses increased $13 million compared with 2008. The increase is primarily due to an increase in uncollectible accounts of $11 million and higher OPEB expense of $2 million due to market performance of Consumers’ retirement benefit plan assets.
Depreciation: For the three months ended March 31, 2009, depreciation expense decreased $6 million compared with 2008. The MPSC’s December 2008 gas rate order reduced depreciation expense by $9 million and delayed collection of an equal amount of depreciation in rates. This decrease is partially offset by $3 million of higher depreciation expense on an increase in plant in service.
General taxes: The $1 million increase is due to increased property taxes, reflecting higher capital spending.
Income taxes: For the three months ended March 31, 2009, income taxes decreased $6 million compared with 2008. The decrease reflects $4 million due to lower earnings in 2009 and $2 million related to the treatment of property, plant and equipment, as required by MPSC orders.

ENTERPRISES’ RESULTS OF OPERATIONS

	In Millions

Three months ended March 31	2009	2008	Change

Net Income	$—	$(2)	$2

For the three months ended March 31, 2009, Enterprises’ net loss decreased $2 million compared with 2008. The decrease was primarily due to operating efficiencies from the absence of certain sales and supply contracts.
CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

	In Millions

Three months ended March 31	2009	2008	Change

Net Income	$(28)	$(25)	$(3)

For the three months ended March 31, 2009, corporate interest and other net expenses increased $3 million compared with 2008, primarily reflecting an increase in tax expense due to legislation related to the MBT.
CAPITAL RESOURCES AND LIQUIDITY
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. In March 2009, Consumers issued $500 million in FMB to strengthen its liquidity.
Despite the present market volatility, CMS Energy and Consumers expect to continue to have access to the financial and capital markets. Recent and upcoming credit renewals and maturities are as follows:
•	Consumers’ accounts receivable sales program was renewed in April 2009 through February 2010;

•	Consumers’ planned renewals of letters of credit and revolving credit facilities are $342 million in 2009, and $500 million in 2012;

•	Consumers’ FMB maturities are $150 million for the remainder of 2009, $250 million in 2010, and $300 million in 2012;

•	Consumers’ tax-exempt pollution control revenue bond maturities are $58 million in 2010;

•	CMS Energy’s senior notes maturities are $300 million in 2010, $300 million in 2011; and $150 million in 2012; and

•	CMS Energy’s $550 million revolving credit facility is planned for renewal in 2012.
CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with access to sources of liquidity, will be sufficient to meet cash requirements. If access to the capital markets were to become diminished or otherwise restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. For additional details, see Note 4, Financings and Capitalization.

Cash Position, Investing, and Financing
CMS Energy’s and Consumers’ operating, investing, and financing activities meet their consolidated cash needs. At March 31, 2009, CMS Energy had $862 million of consolidated cash and cash equivalents, which includes $36 million of restricted cash and cash equivalents and $12 million of cash and cash equivalents held by entities consolidated under FIN 46(R). At March 31, 2009, Consumers had $773 million of consolidated cash and cash equivalents, which includes $30 million of restricted cash and cash equivalents.
CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $72 million in common stock dividends to CMS Energy for the quarter ended March 31, 2009. For details on dividend restrictions, see Note 4, Financings and Capitalization.
Operating Activities: For the three months ended March 31, 2009, CMS Energy generated $606 million in cash from operations and Consumers generated $664 million in cash from operations. For the three months ended March 31, 2008, CMS Energy generated $475 million in cash from operations and Consumers generated $769 million in cash from operations. Specific components of cash generated by operating activities for the three months ended March 31, 2009 and 2008 are:
CMS Energy, including Consumers

			In Millions

Three months ended March 31	2009	2008	Change

• Net income attributable to CMS Energy	$72	$105	$(33)
• Non-cash transactions (a)	293	285	8

	365	390	(25)
• Sale of gas purchased in prior year	561	505	56
• Electric sales contract termination payment	—	(275)	275
• Absence of 2008 accounts receivable sales	(170)	—	(170)
• Other working capital requirements	(113)	(123)	10
• Other changes in assets and liabilities, net	(37)	(22)	(15)

Net cash provided by operating activities	$606	$475	$131

Consumers

			In Millions

Three months ended March 31	2009	2008	Change

• Net income	$98	$130	$(32)
• Non-cash transactions (a)	262	238	24

	360	368	(8)
• Sale of gas purchased in prior year	561	505	56
• Absence of 2008 accounts receivable sales	(170)	—	(170)
• Other working capital requirements	(82)	(75)	(7)
• Other changes in assets and liabilities, net	(5)	(29)	24

Net cash provided by operating activities	$664	$769	$(105)

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.
For the three months ended March 31, 2009, net cash provided by operating activities at CMS Energy increased $131 million compared with 2008. This increase was due to the absence in 2009 of a payment made by CMS ERM in 2008 to terminate electricity sales agreements, partially offset by changes affecting Consumers’ cash provided by operating activities described in the following paragraph.

For the three months ended March 31, 2009, net cash provided by operating activities at Consumers decreased $105 million compared with 2008. This decrease was primarily due to a decrease in net income, net of non-cash transactions, the timing of cash receipts from accounts receivable, and accounts payable timing differences. The sale of accounts receivable at the end of 2008 reduced Consumers’ collections from customers during the first quarter of 2009. Consumers did not sell accounts receivable at the end of 2007. These decreases were partially offset by the impact of higher gas prices on inventory purchased in 2008 and sold in the first quarter of 2009. These changes in gas inventory impact cash flow because Consumers buys gas during the summer months and stores it for resale during the winter heating season.
Investing Activities: For the three months ended March 31, 2009, CMS Energy used $192 million in cash from investing activities and Consumers used $199 million in cash from investing activities. For the three months ended March 31, 2008, CMS Energy used $152 million in cash from investing activities and Consumers used $157 million in cash from investing activities. Specific components of cash used in investing activities for the three months ended March 31, 2009 and 2008 are:
CMS Energy, including Consumers

			In Millions

Three months ended March 31	2009	2008	Change

• Capital expenditures	$(180)	$(155)	$(25)
• Costs to retire property and other	(12)	3	(15)

Net cash used in investing activities	$(192)	$(152)	$(40)

Consumers

			In Millions

Three months ended March 31	2009	2008	Change

• Capital expenditures	$(177)	$(155)	$(22)
• Costs to retire property and other	(22)	(2)	(20)

Net cash used in investing activities	$(199)	$(157)	$(42)

For the three months ended March 31, 2009, net cash used in investing activities at CMS Energy increased $40 million compared with 2008. For the three months ended March 31, 2009, net cash used in investing activities at Consumers increased $42 million compared with 2008. These increases were primarily due to an increase in Consumers’ capital expenditures and costs to retire property.
Financing Activities: For the three months ended March 31, 2009, CMS Energy generated $199 million in cash from financing activities and Consumers generated $209 million in cash from financing activities. For the three months ended March 31, 2008, CMS Energy generated $170 million in cash from financing activities and Consumers used $40 million of cash in financing activities. Specific components of cash generated by (used in) financing activities for the three months ended March 31, 2009 and 2008 are:
CMS Energy, including Consumers

			In Millions

Three months ended March 31	2009	2008	Change

• Issuance of FMB	$500	$250	$250
• Borrowings on revolving credit facility	—	225	(225)
• Other long-term debt issuances	38	18	20
• Retirement of FMB, Senior Notes and other debt maturity payments	(255)	(190)	(65)
• Payments on revolving credit facility	(45)	(100)	55
• Payments of common and preferred stock dividends	(32)	(24)	(8)
• Other financing activities	(7)	(9)	2

Net cash provided by financing activities	$199	$170	$29

Consumers			In Millions

Three months ended March 31	2009	2008	Change

• Issuance of FMB	$500	$250	$250
• Retirement of FMB, Senior Notes and other debt maturity payments	(209)	(168)	(41)
• Payments of common stock dividends	(72)	(113)	41
• Other financing activities	(10)	(9)	(1)

Net cash provided by (used in) financing activities	$209	$(40)	$249

For the three months ended March 31, 2009, net cash provided by financing activities at CMS Energy increased $29 million compared with 2008. For the three months ended March 31, 2009, net cash provided by financing activities at Consumers increased $249 million compared with 2008. These increases were primarily due to an increase in net proceeds from Consumers’ issuance of long-term debt. For additional details on long-term debt activity, see Note 4, Financings and Capitalization.
At March 31, 2009, CMS Energy and Consumers were in compliance with all of their debt covenants.
Retirement Benefits
The following table provides the most recent estimates of pension cost and pension cash contributions:

		In Millions
	Pension Cost	Pension Contributions

CMS Energy, including Consumers
2009	$97	$206
2010	92	157
2011	88	98

Consumers
2009	$93	$199
2010	89	152
2011	85	95

The estimates are based on recent guidance from the Pension Protection Act, IRS notices, and The Worker, Retiree, and Employer Recovery Act of 2008. Based on this guidance, CMS Energy reduced its estimated pension contribution for 2009 by $94 million to $206 million. Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.
CMS Energy’s and Consumers’ expected long-term rate of return on plan assets is 8.25 percent. For the three months ended March 31, 2009, the actual return on plan assets was less than 8.25 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.
For additional details on retirement benefits, see Note 7, Retirement Benefits.
Obligations And Commitments
Revolving Credit Facilities: For details on CMS Energy’s and Consumers’ revolving credit facilities, see Note 4, Financings and Capitalization.
Dividend Restrictions: For details on CMS Energy’s and Consumers’ dividend restrictions, see Note 4, Financings and Capitalization.

Off-Balance-Sheet Arrangements
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnifications, surety bonds, letters of credit, and financial and performance guarantees. Indemnifications are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnities is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnifications they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies, “Guarantees.”
Sale of Accounts Receivable: Under Consumers’ revolving accounts receivable sales program, at March 31, 2009, Consumers may sell up to $250 million of eligible accounts receivable.
OUTLOOK
Consumers’ Electric Utility Business Outlook
Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet its projected short-term and long-term electric power requirements through:
•	energy efficiency;

•	demand management;

•	expanded use of renewable energy; and

•	development of new power plants and pursuit of additional power purchase agreements to complement existing generating sources.
Consumers’ balanced energy initiative includes plans to build an 800 MW clean coal-based plant at its Karn/Weadock generating complex near Bay City, Michigan. Consumers currently expects the plant to be in operation in 2017. Legislation enacted in Michigan in 2008 provided guidelines with respect to the MPSC’s review and approval of energy resource plans and proposed power plants through the issuance of a certificate of need. Consumers plans to file a new case with the MPSC seeking a certificate of need that conforms to the legislation.
Proposed Coal Plant Projects: In February 2009, Michigan’s governor issued an executive directive that set forth additional requirements for the issuance of a permit to install a coal-based electric generating plant in Michigan. The directive requires the MDEQ, before issuing an air permit for any new coal-based electric generating plant, to consider, among other things:
•	whether additional generation is needed; and

•	whether other feasible and prudent alternatives to a new coal plant exist that would better protect the environment, including potential demand reduction measures and the purchase of power from existing sources.
Michigan’s attorney general issued an opinion that ruled the governor’s directive invalid because it exceeded the governor’s authority. The MDEQ published Consumers’ draft air permit for public comment and indicated that it will perform a needs-and-alternatives analysis in response to public comments.

In February 2009, Michigan’s governor also proposed a 45 percent reduction in the use of fossil fuel for electric generation by 2020. The governor’s office has subsequently advised Consumers that the 45 percent reduction is only a suggested target, and is intended to apply only to coal-based generation. Consumers cannot predict whether this proposal for a 45 percent reduction will be implemented. If implemented, such a reduction could have a substantial negative impact upon operating costs, customer rates, and reliability.
Electric Customer Revenue Outlook: Michigan’s economy has suffered from closures and restructuring of automotive manufacturing facilities and those of related suppliers and from the depressed housing market. The Michigan economy also has been harmed by the present volatility in the credit markets. Although Consumers’ electric utility results are not substantially dependent upon a single customer, or even a few customers, customers in the automotive sector and their direct suppliers represented four percent of Consumers’ total 2008 electric revenue and 2.5 percent of Consumers’ 2008 electric operating income. In the event that all of Consumers’ customers in the automotive sector, their direct suppliers, and other significant related suppliers were to declare bankruptcy, Consumers estimates that it could incur charge-offs of $15 million to $30 million for accounts receivable and unbilled revenue. This estimate excludes potential indirect impacts on other sectors and customers. Consumers cannot predict the financial impact of the Michigan economy on its electric customer revenue.
Electric Deliveries: Consumers expects electric deliveries to decrease in 2009 by three percent compared with 2008. Consumers’ outlook for 2009 includes continuing growth in deliveries to its largest-growing customer, which produces semiconductor and solar energy components. Excluding this customer’s growth, Consumers expects electric deliveries in 2009 to decrease four percent compared with 2008. Consumers’ outlook reflects reduced deliveries associated with its investment in energy efficiency programs included in the 2008 energy legislation, as well as recent projections of Michigan economic conditions.
After 2009, Consumers expects economic conditions to stabilize, resulting in modestly growing deliveries of electricity through 2014. This modest growth expectation takes into account the predicted effects of energy efficiency programs. Actual deliveries will depend on:
•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.
Electric Reserve Margin: To reduce the risk of high power supply costs during peak demand periods and to achieve Consumers’ Reserve Margin target, Consumers purchases electric capacity and energy for the physical delivery of electricity primarily in the summer months. Consumers is planning for a Reserve Margin of 12.7 percent for summer 2009, or supply resources equal to 112.7 percent of projected firm summer peak load. Consumers has purchased capacity and energy covering its Reserve Margin requirements for 2009 and 2010. Of the 2009 supply resources target, Consumers expects 96.4 percent to come from its electric generating plants and long-term power purchase contracts, with other capacity and energy contractual arrangements making up the remainder. Consumers expects capacity costs for these electric capacity and energy contractual arrangements to be $15 million for 2009.
Electric Transmission Expenses: Consumers expects the transmission charges it incurs to increase by $52 million in 2009 compared with 2008, primarily due to a 25 percent increase in METC and Wolverine transmission rates. This increase was included in Consumers’ 2009 PSCR plan filed with the MPSC in September 2008.

The MPSC issued an order that allowed transmission expenses to be included in the PSCR process. Michigan’s attorney general appealed the MPSC order to the Michigan Court of Appeals, which affirmed the MPSC order. The attorney general filed an application for leave to appeal with the Michigan Supreme Court, which was granted in September 2008. Consumers cannot predict the financial impact or outcome of this matter.
For additional details on the electric transmission expense litigation, see Note 3, Contingencies, “Consumers’ Electric Utility Contingencies — Litigation.”
Renewable Energy Plan: Legislation enacted in Michigan in 2008 prescribed renewable energy standards for energy and capacity. The energy standard requires that ten percent of Consumers’ electric sales volume come from renewable sources by 2015 with interim target requirements. Using the guidelines of the standard, four percent of Consumers’ electric sales volume now comes from renewable sources. The capacity standard requires Consumers to add new renewable energy capacity of 200 MW by December 31, 2013, and an additional 300 MW by December 31, 2015, from owned renewable energy sources or power purchase agreements. Consumers has secured more than 40,000 acres of land easements in Michigan’s Tuscola and Mason Counties for potential wind generation development and is collecting wind speed and other meteorological data at the sites.
In February 2009, Consumers filed its renewable energy plan with the MPSC. The plan details how it will meet the renewable energy standards for energy and capacity.
Energy Optimization Plan: Legislation enacted in Michigan in 2008 requires utilities to prepare energy optimization plans and achieve annual sales reduction targets beginning in 2009 through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in natural gas use by 2015. In February 2009, Consumers filed its energy optimization plan with the MPSC. The plan details Consumers’ proposals for energy cost savings through incentives to reduce customer usage among all customer classes and for recovery of program costs.
Consumers’ Electric Utility Business Uncertainties
Several electric business trends and uncertainties may affect Consumers’ financial condition and future results of operations. These trends and uncertainties could have a material impact on its consolidated income, cash flows, or financial position.
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, its costs to operate its facilities in compliance with these laws and regulations.
Clean Air Act: Consumers continues to focus on complying with the federal Clean Air Act and numerous state and federal regulations. Consumers estimates expenditures of $820 million through 2017 for equipment installation to comply with a number of environmental regulations, including regulations limiting nitrogen oxides and sulfur dioxide emissions. Consumers expects to recover these costs in customer rates.
Consumers plans to purchase additional nitrogen oxides emission allowances through 2011 at an estimated average cost of $4 million per year. Consumers also plans to purchase sulfur dioxide emission allowances, between 2013 and 2015, at an average cost of $12 million per year. Consumers expects to recover emission allowance costs from its customers through the PSCR process.

Clean Air Interstate Rule: In 2005, the EPA adopted the CAIR, which required additional coal-based electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The CAIR was appealed to the U.S. Court of Appeals for the District of Columbia. The court initially vacated the CAIR and the CAIR federal implementation plan in its entirety, but subsequently, the court changed course and remanded the rule to the EPA maintaining the rule in effect pending EPA revision. As a result, the CAIR remains in effect, with the first annual nitrogen oxides compliance year beginning January 1, 2009. The EPA must now revise the rule to resolve the court’s concerns. The impacts of this revision are unknown, but stricter regulation is envisioned. A draft rule is expected in 2010.
State and Federal Mercury Air Rules: In 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-based electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. In 2008, the U.S. Court of Appeals for the District of Columbia determined that the rules developed by the EPA were not consistent with the Clean Air Act. The U.S. Supreme Court denied a request to review this decision. The EPA has initiated the development of a revised rule based on MACT. The rule is expected to be proposed in early 2010, at which time Consumers will have a better understanding of the potential impact.
In 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. The MDEQ is reviewing public comments made in response to this proposal. If this proposal becomes effective, Consumers estimates that the associated costs will be $770 million by 2015.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified major plant modifications as RMRR rather than seeking permits from the EPA to modify their plants. Consumers responded to information requests from the EPA on this subject in 2000, 2002, 2006, and 2008. Consumers believes that it has properly interpreted the requirements of RMRR. In addition, in 2008, Consumers received a NOV for three of its coal-based facilities alleging, among other things, violations of NSR and PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to NSR review. Consumers is engaged in discussions with the EPA on this matter. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-based electric generating plants, surrender emission allowances, engage in Supplemental Environmental Programs, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. Consumers cannot predict the financial impact or outcome of this matter.
Greenhouse Gases: The United States Congress has introduced proposals that would require reductions in emissions of greenhouse gases, including carbon dioxide. Consumers considers it likely that Congress will enact greenhouse gas legislation, but the form of any final bill is difficult to predict. These laws, or similar state laws or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. The EPA recently issued a proposed finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare. If other administrative actions are taken, such as finalization of the proposed endangerment finding following public comment, it could lead to the regulation of carbon dioxide as a pollutant under the Clean Air Act.
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, Consumers expects to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on cost-benefit analysis in setting the national performance standards for fish protection. The EPA is planning to issue a revised draft rule in late 2009.
For additional details on electric environmental matters, see Note 3, Contingencies, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Electric Rate Matters:
Stranded Cost Recovery: In January 2009, Consumers filed an application with the MPSC requesting recovery of MPSC-approved Stranded Costs through a surcharge on both full service and ROA customers.
Power Supply Cost Recovery: The PSCR process is designed to allow Consumers to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings.
Electric Rate Case: In November 2008, Consumers filed an application with the MPSC seeking an annual increase in revenue of $214 million based on an 11 percent authorized return on equity. The filing seeks recovery of costs associated with new plant investments including Clean Air Act investments, higher operating and maintenance costs, and the approval to recover costs associated with Consumers’ advanced metering infrastructure program.
In April 2009, the MPSC Staff and intervenors filed testimony concerning the rate case. The MPSC Staff recommended a revenue increase of $75 million, based on an 11 percent return on equity.
This is the first electric rate case under the new streamlined regulatory process enacted by the Michigan legislation in 2008. The new provisions generally allow utilities to self-implement rates six months after filing, subject to refund, unless the MPSC finds good cause to prohibit self-implementation. The new provisions require the MPSC to issue an order 12 months after filing or the rates, as filed, become permanent.
In April 2009, ABATE, an organization that represents certain large customers and which intervened in Consumers’ electric rate case, filed a motion for a temporary order seeking to prevent or delay Consumers’ self-implementation. Also, in April 2009, the MPSC issued an order requiring Consumers to file tariff sheets showing the rates which it intends to self-implement. Accordingly, on April 29, 2009, Consumers filed tariff sheets indicating that it plans to self-implement an electric rate increase in the annual amount of $179 million beginning May 14, 2009. The MPSC order also established a hearing scheduled for May 5, 2009 to address ABATE’s motion and other issues related to Consumers’ self-implementation.
Consumers cannot predict the financial impact or outcome of these proceedings. If the MPSC takes action to prevent or delay Consumers’ self-implementation, it could have a materially negative impact on Consumers’ earnings and cash flows.
Palisades Regulatory Proceedings: Consumers sold Palisades to Entergy in 2007. The distribution of excess sales proceeds and decommissioning fund balances of $109 million is still pending with the MPSC.
For additional details on electric rate matters, see Note 3, Contingencies, “Consumers’ Electric Utility Rate Matters.”
Consumers’ Gas Utility Business Outlook
Gas Deliveries: Consumers expects gas deliveries to decline in 2009 by five percent compared with 2008, due to continuing conservation and overall economic conditions in Michigan. In addition, Consumers expects gas deliveries to decline an average of two percent annually from 2010 through 2014, which reflects predicted effects of energy efficiency programs. Actual delivery levels from year to year may vary from this trend due to:
•	fluctuations in weather;

•	use by independent power producers;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation.
Consumers’ Gas Utility Business Uncertainties
Several gas business trends and uncertainties may affect Consumers’ future financial results and financial condition. These trends and uncertainties could have a material impact on Consumers’ consolidated income, cash flows, or financial position.

Gas Environmental Estimates: Consumers expects to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 3, Contingencies, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”
Gas Rate Matters:
Gas Cost Recovery: The GCR process is designed to allow Consumers to recover all of its purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings.
Gas Depreciation: In December 2008, the MPSC approved a partial settlement agreement allowing Consumers to implement the filed depreciation rates, on an interim basis, concurrent with the implementation of settled rates in its 2008 gas rate case. The interim depreciation rates, which reduced Consumers’ recovery of depreciation expense by $20 million per year, will remain in effect until the MPSC issues a final order in the gas depreciation case.
For additional details on gas rate matters, see Note 3, Contingencies, “Consumers’ Gas Utility Rate Matters.”
Lost and Unaccounted for Gas: Gas utilities typically lose some gas as it is injected into and withdrawn from storage and sent through transmission and distribution systems. Consumers recovers the cost of lost and unaccounted for gas through general rate cases, which have provided for recovery based on an average of the previous five years of actual losses. To the extent that Consumers’ annual lost and unaccounted for gas cost exceeds the previous five-year average, Consumers may be unable to recover these amounts in rates.
Enterprises’ Outlook
The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.
Enterprises’ Uncertainties
Trends and uncertainties that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•	the impact of indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	the impact of representations, warranties, and indemnities CMS Energy or its subsidiaries provided in connection with the sales of assets; and

•	the impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings.
For additional details regarding Enterprises’ uncertainties, see Note 3, Contingencies and Part II, Item 1. Legal Proceedings.

Other Outlook
Advanced Metering Infrastructure: Consumers is developing an advanced metering system that will provide enhanced controls and information about its customer energy usage and notification of service interruptions. The system also will allow customers to make decisions about energy efficiency and conservation, provide other customer benefits, and reduce costs. Consumers expects to develop integration software and pilot new technology over the next two to three years, and to incur capital expenditures of more than $800 million over the next seven years.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as a party in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other matters, see Note 3, Contingencies and Part II, Item 1. Legal Proceedings.
EnerBank: EnerBank, a wholly owned subsidiary of CMS Energy that represents one percent of its net assets, is a state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $180 million at March 31, 2009. Its loan portfolio was funded primarily by deposit liabilities of $154 million and borrowings from the U.S. Federal Reserve bank of $18 million. Twelve-month rolling average default rates on loans held by EnerBank have risen from 1.4 percent at December 31, 2008 to 1.7 percent at March 31, 2009. Due to the economic downturn, EnerBank expects the level of loan defaults to continue to increase throughout the remainder of 2009 and into 2010, returning to lower levels thereafter.
NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 1, Accounting Policies.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

		In Millions
Three Months Ended March 31	2009	2008

Operating Revenue	$2,106	$2,184

Loss from Equity Method Investees	(1)	(1)

Operating Expenses
Fuel for electric generation	135	162
Purchased and interchange power	289	323
Cost of gas sold	963	984
Other operating expenses	227	188
Maintenance	48	40
Depreciation and amortization	173	173
General taxes	65	60

	1,900	1,930

Operating Income	205	253

Other Income (Deductions)
Interest and dividends	5	9
Regulatory return on capital expenditures	7	8
Other income	5	3
Other expense	(2)	(1)

	15	19

Interest Charges
Interest on long-term debt	89	89
Interest on long-term debt — related parties	3	3
Other interest	8	11
Capitalized interest	(1)	(2)

	99	101

Income Before Income Taxes	121	171
Income Tax Expense	48	63

Net Income	73	108
Income Attributable to Noncontrolling Interests	1	3

Net Income Attributable to CMS Energy	72	105
Preferred Stock Dividends	3	3

Net Income Available to Common Stockholders	$69	$102

The accompanying notes are an integral part of these statements.

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2009	2008

CMS Energy
Net Income Available to Common Stockholders	$69	$102

Basic Earnings Per Average Common Share
Net Income Attributable to Common Stock	$0.30	$0.45

Diluted Earnings Per Average Common Share
Net Income Attributable to Common Stock	$0.30	$0.43

Dividends Declared Per Common Share	$0.125	$0.09

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Three Months Ended March 31	2009	2008

Cash Flows from Operating Activities
Net income attributable to CMS Energy	$72	$105
Adjustments to reconcile net income attributable to CMS Energy to net cash provided by operating activities
Depreciation and amortization	173	173
Deferred income taxes and investment tax credit	49	66
Income attributable to noncontrolling interests	1	3
Postretirement benefits expense	46	31
Regulatory return on capital expenditures	(7)	(8)
Capital lease and other amortization	10	11
Bad debt expense	20	8
Loss from equity method investees	1	1
Postretirement benefits contributions	(13)	(12)
Electric sales contract termination payment	—	(275)
Changes in other assets and liabilities:
Increase in accounts receivable and accrued revenues	(161)	(58)
Decrease in accrued power supply and gas revenue	1	38
Decrease in inventories	566	526
Decrease in accounts payable	(75)	(35)
Decrease in accrued taxes	(62)	(65)
Increase (decrease) in accrued expenses	9	(24)
Decrease in other current and non-current assets	35	55
Decrease in other current and non-current liabilities	(59)	(65)

Net cash provided by operating activities	606	475

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(180)	(155)
Cost to retire property	(17)	(6)
Restricted cash and cash equivalents	(1)	5
Other investing	6	4

Net cash used in investing activities	(192)	(152)

Cash Flows from Financing Activities
Proceeds from notes, bonds, and other long-term debt	538	493
Issuance of common stock	3	2
Retirement of bonds and other long-term debt	(300)	(290)
Payment of common stock dividends	(29)	(20)
Payment of preferred stock dividends	(3)	(4)
Payment of capital lease and financial lease obligations	(6)	(6)
Debt issuance costs, financing fees, and other	(4)	(5)

Net cash provided by financing activities	199	170

Net Increase in Cash and Cash Equivalents	613	493

Cash and Cash Equivalents, Beginning of Period	213	348

Cash and Cash Equivalents, End of Period	$826	$841

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	March 31	December 31
	2009	2008

Plant and Property (at cost)
Electric utility	$9,179	$8,965
Gas utility	3,690	3,622
Enterprises	390	390
Other	33	33

	13,292	13,010
Less accumulated depreciation, depletion and amortization	4,524	4,428

	8,768	8,582
Construction work in progress	498	608

	9,266	9,190

Investments
Enterprises	5	5
Other	6	6

	11	11

Current Assets
Cash and cash equivalents	826	213
Restricted cash and cash equivalents	36	35
Accounts receivable and accrued revenue, less allowances of $26 in 2009 and 2008	982	851
Notes receivable	77	95
Accrued power supply and gas revenue	6	7
Inventories at average cost
Gas in underground storage	611	1,168
Materials and supplies	113	110
Generating plant fuel stock	115	127
Deferred property taxes	140	165
Regulatory assets — postretirement benefits	19	19
Prepayments and other	59	37

	2,984	2,827

Non-current Assets
Regulatory assets
Securitized costs	404	416
Postretirement benefits	1,408	1,431
Customer Choice Act	74	90
Other	477	482
Notes receivable, less allowances of $34 in 2009 and 2008	180	186
Other	198	268

	2,741	2,873

Total Assets	$15,002	$14,901

The accompanying notes are an integral part of these statements.

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

		In Millions
	March 31	December 31
	2009	2008

Capitalization
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 226.8 shares in 2009 and 226.4 shares in 2008	$2	$2
Other paid-in capital	4,538	4,533
Accumulated other comprehensive loss	(32)	(28)
Accumulated deficit	(1,991)	(2,031)

	2,517	2,476

Noncontrolling interests	52	52

Preferred stock of subsidiary	44	44
Preferred stock	243	243

Long-term debt	6,279	5,837
Long-term debt — related parties	178	178
Non-current portion of capital and finance lease obligations	200	206

	9,513	9,036

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	311	514
Accounts payable	354	466
Accrued rate refunds	43	7
Accrued interest	79	107
Accrued taxes	227	289
Deferred income taxes	113	100
Regulatory liabilities	119	120
Electric sales contract termination liability	2	2
Other	188	258

	1,436	1,863

Non-current Liabilities
Regulatory liabilities
Cost of removal	1,217	1,203
Income taxes, net	536	519
Other	144	146
Postretirement benefits	1,516	1,502
Asset retirement obligation	208	206
Deferred investment tax credit	54	54
Deferred income taxes	76	55
Other	302	317

	4,053	4,002

Commitments and Contingencies (Notes 3, 4 and 6)

Total Stockholders’ Investment and Liabilities	$15,002	$14,901

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

		In Millions
Three Months Ended March 31	2009	2008

Common Stock
At beginning and end of period	$2	$2

Other Paid-in Capital
At beginning of period	4,533	4,517
Common stock issued	5	3

At end of period	4,538	4,520

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(27)	(15)
Retirement benefits liability adjustments (a)	—	(1)

At end of period	(27)	(16)

Investments
At beginning of period	—	—
Unrealized loss on investments (a)	(4)	(4)

At end of period	(4)	(4)

Derivative instruments
At beginning and end of period	(1)	(1)

Foreign currency translation
At beginning and end of period	—	(128)

Total Accumulated Other Comprehensive Loss	(32)	(149)

Accumulated Deficit
At beginning of period	(2,031)	(2,227)
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	(2)
Net income attributable to CMS Energy (a)	72	105
Preferred stock dividends declared	(3)	(3)
Common stock dividends declared	(29)	(20)

At end of period	(1,991)	(2,151)

Total Common Stockholders’ Equity	$2,517	$2,222

The accompanying notes are an integral part of these statements.

		In Millions
Three Months Ended March 31	2009	2008

(a) Disclosure of Comprehensive Income:

Net income attributable to CMS Energy	$72	$105

Net loss arising during the period, net of tax of $2 in 2008	—	(1)

Unrealized loss on investments, net of tax benefit of $- in 2009 and $2 in 2008	(4)	(4)

Total Comprehensive Income	$68	$100

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

	In Millions
Three Months Ended March 31	2009	2008

Operating Revenue	$2,034	$2,091

Operating Expenses
Fuel for electric generation	111	127
Purchased and interchange power	284	317
Purchased power — related parties	18	20
Cost of gas sold	936	944
Other operating expenses	209	170
Maintenance	44	36
Depreciation and amortization	170	170
General taxes	61	57

	1,833	1,841

Operating Income	201	250

Other Income (Deductions)
Interest	5	7
Regulatory return on capital expenditures	7	8
Other income	5	3
Other expense	(2)	(1)

	15	17

Interest Charges
Interest on long-term debt	59	58
Other interest	5	7
Capitalized interest	(1)	(2)

	63	63

Income Before Income Taxes	153	204

Income Tax Expense	55	74

Net Income	98	130

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$97	$129

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Three Months Ended March 31	2009	2008

Cash Flows from Operating Activities
Net income	$98	$130
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	170	170
Deferred income taxes and investment tax credit	29	30
Regulatory return on capital expenditures	(7)	(8)
Postretirement benefits expense	45	30
Capital lease and other amortization	6	8
Bad debt expense	19	8
Postretirement benefits contributions	(12)	(12)
Changes in assets and liabilities:
Increase in accounts receivable, notes receivable and accrued revenue	(167)	(57)
Decrease in accrued power supply and gas revenue	1	38
Decrease in inventories	566	515
Decrease in accounts payable	(71)	(29)
Decrease in accrued expenses	(20)	(37)
Decrease in other current and non-current assets	32	48
Decrease in other current and non-current liabilities	(25)	(65)

Net cash provided by operating activities	664	769

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(177)	(155)
Cost to retire property	(17)	(6)
Restricted cash and cash equivalents	(5)	4

Net cash used in investing activities	(199)	(157)

Cash Flows from Financing Activities
Proceeds from issuance of long term debt	500	250
Retirement of long-term debt	(209)	(168)
Payment of common stock dividends	(72)	(113)
Payment of capital and finance lease obligations	(6)	(6)
Debt issuance and financing costs	(4)	(3)

Net cash provided by (used in) financing activities	209	(40)

Net Increase in Cash and Cash Equivalents	674	572

Cash and Cash Equivalents, Beginning of Period	69	195

Cash and Cash Equivalents, End of Period	$743	$767

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)
ASSETS

	In Millions
	March 31	December 31
	2009	2008

Plant and Property (at cost)
Electric	$9,179	$8,965
Gas	3,690	3,622
Other	15	15

	12,884	12,602
Less accumulated depreciation, depletion, and amortization	4,335	4,242

	8,549	8,360
Construction work in progress	495	607

	9,044	8,967

Investments
Stock of affiliates	22	19

Current Assets
Cash and cash equivalents	743	69
Restricted cash and cash equivalents	30	25
Accounts receivable and accrued revenue, less allowances of $23 in 2009 and $24 in 2008	967	829
Notes receivable	75	93
Accrued power supply and gas revenue	6	7
Accounts receivable — related parties	3	2
Inventories at average cost
Gas in underground storage	611	1,168
Materials and supplies	104	103
Generating plant fuel stock	108	118
Deferred property taxes	140	165
Regulatory assets — postretirement benefits	19	19
Prepayments and other	53	30

	2,859	2,628

Non-current Assets
Regulatory assets
Securitized costs	404	416
Postretirement benefits	1,408	1,431
Customer Choice Act	74	90
Other	477	482
Other	147	213

	2,510	2,632

Total Assets	$14,435	$14,246

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

	In Millions
	March 31	December 31
	2009	2008

Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	$841	$841
Other paid-in capital	2,482	2,482
Accumulated other comprehensive loss	—	(1)
Retained earnings	408	383

	3,731	3,705

Preferred stock	44	44

Long-term debt	4,399	3,908
Non-current portion of capital and finance lease obligations	200	206

	8,374	7,863

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	208	408
Accounts payable	340	444
Accrued rate refunds	43	7
Accounts payable — related parties	10	14
Accrued interest	47	69
Accrued taxes	254	289
Deferred income taxes	287	277
Regulatory liabilities	119	120
Other	101	151

	1,409	1,779

Non-current Liabilities
Deferred income taxes	796	792
Regulatory liabilities
Cost of removal	1,217	1,203
Income taxes, net	536	519
Other	144	146
Postretirement benefits	1,451	1,436
Asset retirement obligations	207	205
Deferred investment tax credit	54	54
Other	247	249

	4,652	4,604

Commitments and Contingencies (Notes 3, 4 and 6 )

Total Stockholder’s Investment and Liabilities	$14,435	$14,246

Consumers Energy Company
Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

	In Millions
Three Months Ended March 31	2009	2008

Common Stock
At beginning and end of period (a)	$841	$841

Other Paid-in Capital
At beginning and end of period	2,482	2,482

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(7)	(15)
Retirement benefits liability adjustments (b)	—	6

At end of period	(7)	(9)

Investments
At beginning of period	6	15
Unrealized gain (loss) on investments (b)	1	(8)

At end of period	7	7

Total Accumulated Other Comprehensive Loss	—	(2)

Retained Earnings
At beginning of period	383	324
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	(2)
Net income	98	130
Common Stock dividends declared	(72)	(113)
Preferred Stock dividends declared	(1)	(1)

At end of period	408	334

Total Common Stockholder’s Equity	$3,731	$3,655

The accompanying notes are an integral part of these statements.

	In Millions
Three Months Ended March 31	2009	2008

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented

(b) Disclosure of Comprehensive Income:

Net income	$98	$130

Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $2 in 2008	—	6

Investments
Unrealized gain (loss) on investments, net of tax of $— in 2009 and tax benefit of $3 in 2008	1	(8)

Total Comprehensive Income	$99	$128

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy and Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and Note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. CMS Energy and Consumers have reclassified certain prior year amounts to conform to the presentation in the current year. The Consolidated Financial Statements for the three months ended March 31, 2008 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s and Consumers’ Form 10-K for the year ended December 31, 2008. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: ACCOUNTING POLICIES
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51: Under this standard, which was effective for CMS Energy and Consumers January 1, 2009, ownership interests in subsidiaries held by third parties, previously referred to as minority interests, are presented as noncontrolling interests and shown separately on the parent’s balance sheet within equity. In addition, net income attributable to noncontrolling interests is included in net income on the income statement. CMS Energy has applied these provisions to current and prior periods presented in its consolidated financial statements. This standard had no impact on Consumers’ consolidated financial statements for the periods presented. The standard also affects the accounting for changes in a parent’s ownership interest, including deconsolidation of a subsidiary. CMS Energy and Consumers will apply these provisions of the standard to any future transactions.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: This standard, which was effective for CMS Energy and Consumers January 1, 2009, requires enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for, and how derivatives and any related hedged items affect financial position, financial performance, and cash flows. This standard did not have a material effect on either CMS Energy’s or Consumers’ consolidated financial statements. For additional details on CMS Energy’s and Consumers’ derivatives, see Note 6, Financial and Derivative Instruments.

FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement): This standard was effective for CMS Energy and Consumers January 1, 2009. It requires CMS Energy to account for the liability and equity components of its convertible debt securities separately and in a manner that reflects CMS Energy’s borrowing rate for nonconvertible debt. The following table summarizes the effects of adopting this standard on CMS Energy’s consolidated financial statements:

Increases (decreases)	In Millions, Except Per Share Amounts
Three months ended March 31	2009	2008

Interest on long-term debt	$2	$2
Income tax expense	(1)	(1)

Net income	$(1)	$(1)

Earnings Per Average Common Share
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

		In Millions
Increases (decreases)	December 31, 2008	January 1, 2008

Assets
Non-current deferred income tax assets	$—	$(12)

Liabilities
Long-term debt	$(22)	$(30)
Non-current deferred income tax liabilities	9	—

Total	$(13)	$(30)

Common Stockholders’ Equity
Other paid-in capital	$37	$37
Accumulated deficit	24	19

Total	$13	$18

This standard had no impact on Consumers’ consolidated financial statements. For additional details on CMS Energy’s convertible debt instruments, see Note 4, Financings and Capitalization.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: Under this standard, which was effective for CMS Energy and Consumers January 1, 2009, share-based payment awards that accrue cash dividends when common shareholders receive dividends are considered participating securities if the dividends do not need to be returned to the company when the employee forfeits the award. This standard applies to CMS Energy’s outstanding unvested restricted stock awards, which are considered participating securities and thus are included in the computation of basic EPS. Implementation of this standard for CMS Energy did not have a material impact for the first quarters of 2008 and 2009. Retrospective implementation of this standard at CMS Energy will reduce basic and diluted EPS by $0.01 for the year ended December 31, 2008. This standard had no impact on Consumers’ consolidated financial statements.

EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock: This standard, which was effective for CMS Energy and Consumers January 1, 2009, establishes criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock” for the purpose of assessing potential derivative accounting or balance sheet classification. The standard applies to all outstanding instruments at January 1, 2009, with transition impacts recognized as a cumulative effect adjustment to the opening balance of retained earnings. This guidance applies to the equity conversion features in CMS Energy’s contingently convertible senior notes and preferred stock. These conversion features have been exempted from derivative accounting because they are indexed to CMS Energy’s own stock and would be classified in stockholders’ equity. These features are still considered indexed to CMS Energy’s own stock under this new guidance, and thus, this standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements.
EITF Issue 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement: This standard, which was effective for CMS Energy and Consumers January 1, 2009, concludes that the fair value measurement of a liability should not consider the effect of a third-party credit enhancement or guarantee supporting the liability. The standard had no impact on either CMS Energy’s or Consumers’ consolidated financial statements for the quarter ended March 31, 2009. The standard will cause CMS Energy and Consumers to adjust the methods they use to determine the fair value of certain long-term debt instruments for their fair value disclosures, which will be required quarterly starting with the quarter ending June 30, 2009. Neither CMS Energy nor Consumers expects the impact on the fair values disclosed to be significant.
NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: The standard, which will be effective for CMS Energy and Consumers for the quarter ending June 30, 2009, provides guidance on determining whether there has been a significant decrease in market activity for an asset or liability and whether quoted prices may reflect distressed transactions. The guidance indicates that entities should not rely on distressed prices in determining fair value, but may instead use alternative valuation techniques, such as discounting future cash flows assuming an orderly transaction. The standard will also require quarterly disclosures on the inputs and valuation techniques used in CMS Energy’s and Consumers’ fair value measurements, in addition to the annual disclosures now required. Neither CMS Energy nor Consumers expects the implementation of this standard to have a material impact on its consolidated income, cash flows, or financial position.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments: The standard, which will be effective for CMS Energy and Consumers for the quarter ending June 30, 2009, amends the other-than-temporary impairment guidance for debt securities. Entities will no longer need to assert both the intent and ability to hold an impaired debt security until recovery to avoid recording an other-than-temporary impairment. Instead, an entity will consider whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security prior to recovery. If either of these criteria are met, the full impairment should be recognized in earnings. If neither criteria is met, only impairments due to credit losses will be recorded to earnings, while impairments related to other factors will be recorded to other comprehensive income. The standard also includes additional disclosure requirements. Neither CMS Energy nor Consumers expects the implementation of this standard to have a material impact on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments: This standard, which will be effective for CMS Energy and Consumers for the quarter ending June 30, 2009, requires quarterly disclosures of the fair values of financial instruments. Previously, these disclosures were required only annually. The standard also requires quarterly disclosure of the methods and significant assumptions used in the fair value measurements. The standard involves disclosures only, and will not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets: This standard, which will be effective for CMS Energy and Consumers for the year ending December 31, 2009, requires expanded annual disclosures about the plan assets in the defined benefit pension and OPEB plans. The required disclosures include information about investment allocation decisions, major categories of plan assets, the inputs and valuation techniques used in the fair value measurements, the effects of significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. The standard involves disclosures only, and will not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
2: FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but applies to fair value measurements recorded or disclosed under other accounting standards. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly exchange between market participants, and requires that fair value measurements incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. The standard became effective on January 1, 2009 for fair value measurements for nonfinancial assets and liabilities that are recorded or disclosed at fair value on a nonrecurring basis. The implementation of SFAS No. 157 for these items did not have a material effect on either CMS Energy’s or Consumers’ consolidated financial statements.
SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. These markets must be accessible to CMS Energy and Consumers at the measurement date.

•	Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect an entity’s own assumptions about how market participants would value its assets and liabilities.
To the extent possible, CMS Energy and Consumers use quoted market prices or other observable market pricing data in valuing assets and liabilities measured at fair value. If this information is unavailable, they use market-corroborated data or reasonable estimates about market participant assumptions. CMS Energy and Consumers classify fair value measurements within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement in its entirety.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at March 31, 2009:

				In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents (a)	$780	$780	$—	$—
Restricted cash equivalents (a)	5	5	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP
Equity securities	35	35	—	—
Debt securities	28	—	28	—
Derivative instruments
CMS ERM Non-trading electricity/gas contracts (b)	1	—	1	—

Total	$853	$824	$29	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—
Derivative instruments
CMS ERM Non-trading electricity/gas contracts (c)	15	4	2	9
Derivative instruments — other	1	—	—	1

Total (d)	20	8	2	10

Consumers
Assets:
Cash equivalents (a)	$726	$726	$—	$—
Restricted cash equivalents (a)	5	5	—	—
CMS Energy Common Stock	22	22	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP
Equity securities	23	23	—	—
Debt securities	18	—	18	—

Total	$797	$779	$18	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—
Derivative instruments — Fixed price fuel contracts	1	—	1	—

Total (d)	$4	$3	$1	$—

(a)	Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. The funds invest in U.S. Treasury notes, other government-backed securities, and repurchase agreements collateralized by U.S. Treasury notes.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements. CMS Energy reports the fair values of its derivative assets net of these impacts within Other assets on its Consolidated Balance Sheets.

(c)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $4 million impact of offsetting cash margin deposits paid by CMS ERM to other parties. CMS Energy reports the fair values of its derivative liabilities net of these impacts within Other liabilities on its Consolidated Balance Sheets.

(d)	At March 31, 2009, CMS Energy’s liabilities classified as Level 3 represent 50 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2008:

				In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents (a)	$176	$176	$—	$—
Restricted cash equivalents (a)	5	5	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP
Equity securities	39	39	—	—
Debt securities	29	—	29	—
Derivative instruments
CMS ERM Non-trading electricity/gas contracts (b)	1	—	1	—

Total	$255	$225	$30	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments
CMS ERM Non-trading electricity/gas contracts (c)	17	2	—	15
Derivative instruments — other	3	—	2	1

Total (d)	$25	$7	$2	$16

Consumers
Assets:
Cash equivalents (a)	$56	$56	$—	$—
Restricted cash equivalents (a)	5	5	—	—
CMS Energy Common Stock	19	19	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP
Equity securities	25	25	—	—
Debt securities	19	—	19	—

Total	$127	$108	$19	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—
Derivative instruments — Fixed fuel price contracts	1	—	1	—

Total (d)	$4	$3	$1	$—

(a)	Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. The funds invest in U.S. Treasury notes, other government-backed securities, and repurchase agreements collateralized by U.S. Treasury notes.

(b)	This amount is gross and excludes the immaterial impact of offsetting derivative assets and liabilities under master netting arrangements. CMS Energy reports the fair values of its derivative assets net of these impacts within Other assets on its Consolidated Balance Sheets.

(c)	This amount is gross and excludes the immaterial impact of offsetting derivative assets and liabilities under master netting arrangements and the $2 million impact of offsetting cash margin deposits paid by CMS ERM to other parties. CMS Energy reports the fair values of its derivative liabilities net of these impacts within Other liabilities on its Consolidated Balance Sheets.

(d)	At December 31, 2008, CMS Energy liabilities classified as Level 3 represent 64 percent of total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Level 3 Inputs
The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy:

	In Millions
Three months ended March 31	2009	2008

Balance at January 1	$(16)	$(19)
Total gains (realized and unrealized)
Included in earnings (a)	6	(3)
Purchases, sales, issuances, and settlements (net)	—	1

Balance at March 31	(10)	(21)

Unrealized gains (losses) included in earnings for the quarter ended March 31 relating to assets and liabilities still held at March 31(a)	$5	$(3)

(a)	Realized and unrealized gains and losses for Level 3 recurring fair values are recorded in earnings as a component of Operating Revenue or Operating Expenses in CMS Energy’s Consolidated Statements of Income.
3: CONTINGENCIES
CMS ENERGY CONTINGENCIES
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
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various lawsuits arising as a result of allegedly inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. In 2007, CMS MST settled a master class action suit in California state court for $7 million and the CMS Energy defendants also settled four class action suits originally filed in California federal court. All CMS Energy defendants were dismissed from Missouri Public Service Commission, a state action, and Breckenridge, a federal action. Appeals are expected in both cases. Recently, CMS Energy was also dismissed from three federal cases, while the other CMS Energy defendants remain. CMS Energy defendants were also dismissed from a federal case in Wisconsin, but the plaintiffs have refiled the complaint in Michigan federal court. In addition, the Tennessee Supreme Court has recently granted the CMS Energy defendants’ application for leave to appeal the Tennesse class action lawsuit. Other cases in several jurisdictions remain pending.
Another complaint was filed in March 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants, along with 19 other non-CMS Energy companies, alleging conspiracy to restrain trade through inaccurate natural gas price reporting. CMS Energy defendants expect to remove the case to federal court. CMS Energy cannot predict the financial impact or outcome of these matters.
Bay Harbor: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, and under an agreement with the MDEQ, third parties constructed a golf course and park over several abandoned CKD piles left over from the former cement plant operations on the Bay Harbor site. The third parties also undertook a series of remedial actions, including constructing a leachate collection system at an identified seep. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under environmental indemnifications entered into at the start of the project.
In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an AOC under Superfund and approved a Removal Action Work Plan to address contamination issues at Bay Harbor. Collection systems required under the plan have been installed and effectiveness monitoring of the systems at the shoreline is ongoing. CMS Land, CMS Capital, and the EPA have agreed upon augmentation measures to address areas where pH measurements are not satisfactory. The augmentation measures are being implemented and are expected to be completed in 2009.
In 2008, the MDEQ and the EPA granted permits for CMS Land or its affiliate, Beeland, to construct and operate a deep injection well in Antrim County, Michigan. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. One appeal relating to the permit remains pending in the state court. Groups opposed to the injection well filed a lawsuit in Antrim County against development of the well and in January 2009, the trial judge issued an injunction. Beeland filed an application for leave to appeal the court’s order with the Michigan Court of Appeals.
CMS Land and CMS Capital, the MDEQ, the EPA, and other parties are discussing the long-term remedy for the Bay Harbor sites, including:
•	the disposal of leachate;

•	the capping and excavation of CKD;

•	the location and design of collection lines and upstream diversion of water;

•	potential flow of leachate below the collection system;

•	applicable criteria for various substances such as mercury; and

•	other matters that are likely to affect the scope of remedial work that CMS Land and CMS Capital may be obligated to undertake.
CMS Energy has recorded a cumulative charge related to Bay Harbor of $141 million, which includes accretion expense. At March 31, 2009, CMS Energy has a recorded liability of $59 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.45 percent and an inflation rate of 1 percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on December 31, 2007, the date of the last major revision to its remediation cost estimate. The undiscounted amount of the remaining obligation is $72 million. CMS Energy expects to pay $21 million in 2009, $12 million in

2010, $3 million in 2011, and the remainder on long-term liquid disposal and operating and maintenance costs. CMS Energy’s estimate of remedial action costs and the timing of expenditures could change if there is a significant change in circumstances or assumptions, including but not limited to:
•	an increase in the number of contamination areas;

•	different remediation techniques;

•	the nature and extent of contamination;

•	continued inability to reach agreement with the MDEQ or the EPA over required remedial actions;

•	delays in the receipt of requested permits;

•	delays following the receipt of any requested permits due to legal appeals of third parties;

•	an increase in water disposal costs;

•	delays in developing a long-term water disposal option;

•	additional or new legal or regulatory requirements; or

•	new or different landowner claims.
In addition, CMS Energy is becoming increasingly concerned about delays in discussions with federal and state regulators over remediation issues and permitting delays regarding long-term water disposal options.
Depending on the size of any indemnification obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively impact CMS Energy’s financial results. CMS Energy cannot predict the financial impact or outcome of this matter.
Quicksilver Resources, Inc.: In 2001, Quicksilver sued CMS MST in Texas state court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The jury verdict awarded Quicksilver no compensatory damages but $10 million in punitive damages. In 2007, the trial court vacated the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. CMS MST has filed a notice of appeal with the Texas Court of Appeals. Quicksilver has filed a cross appeal, where it claims that the contract should be rescinded from its inception, rather than merely from the date of the judgment. Although CMS Energy believes Quicksilver’s position to be without merit, if the court were to grant the relief requested by Quicksilver, it could result in a loss of up to $10 million.
State Street Bank and TSU Litigation: In 1998, CMS Viron installed a number of energy savings measures at TSU. CMS Viron sold the master lease for the project to a third-party, which transferred its interest to State Street Bank. Although the university accepted the improvements, it refused to pay on the grounds that the Texas Board of Higher Education had not approved the expenditure. In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas because state law made it difficult to sue TSU. The plaintiffs are seeking $6 million plus interest from CMS Viron. CMS Viron believes it has a valid defense to the claim, but cannot predict the outcome of this litigation.
Equatorial Guinea Tax Claim: In 2004, CMS Energy received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnification claim relates to the sale of CMS Energy’s oil, gas and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that CMS Energy owes $142 million in taxes in connection with that sale. CMS Energy concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. The government of Equatorial Guinea has indicated that it still intends to pursue its claim. CMS Energy cannot predict the financial impact or outcome of this matter.

Moroccan Tax Claim: In May 2007, CMS Energy sold its 50 percent interest in Jorf Lasfar. As part of the sale agreement, CMS Energy agreed to indemnify the purchaser for 50 percent of any tax assessments on Jorf Lasfar attributable to tax years prior to the sale. In December 2007, the Moroccan tax authority concluded its audit of Jorf Lasfar for tax years 2003 through 2005. The audit asserted deficiencies in certain corporate and withholding taxes. In January 2009, CMS Energy paid $18 million, which it charged against a tax indemnification liability established when it recorded the sale of Jorf Lasfar, and accordingly, the payment did not affect earnings. The Moroccan tax authority may also assess taxes for 2006. CMS Energy cannot predict the financial impact or outcome of this matter.
Marathon Indemnity Claim regarding F.T. Barr Claim: In 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believes that Barr was properly paid on gas sales and that he was not entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement in 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain current or former CMS Energy entities as to the existence and scope of any indemnity obligations to Marathon in connection with the matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim, and present and former CMS Energy entities and Marathon entered into a one-year agreement tolling the statute of limitations on any claim by Marathon under the indemnity. In April 2009, certain Marathon entities filed a claim in the United States District Court for the Southern District of Texas against CMS Enterprises for indemnification. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it. CMS Energy entities also will assert that Marathon has suffered minimal, if any, damages. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.
CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under the NREPA, Consumers will ultimately incur investigation and response activity costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. However, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $1 million and $11 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. As of March 31, 2009, Consumers has recorded a liability of $2 million, the minimum amount in the estimated range of possible outcomes of estimated probable Superfund liability, in accordance with FIN 14.
The timing of payments related to Consumers’ investigation and response activities at its Superfund and NREPA sites is uncertain. Periodically, Consumers receives information about new sites, which leads it to review its response activity estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and Superfund liability.

Ludington PCB: In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington. Consumers removed and replaced part of the PCB material with non-PCB material. Since proposing a plan to take action with respect to the remaining materials, Consumers has had several communications with the EPA. Consumers is not able to predict when the EPA will issue a final ruling and cannot predict the financial impact or outcome of this matter.
Electric Utility Plant Air Permit Issues: In 2007, Consumers received a NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. The utility boilers are located at the Karn/Weadock Generating Complex, Campbell Plant, Cobb Electric Generating Station and Whiting Plant, which are all in Michigan. Consumers has responded formally to the NOV/FOV denying the allegations and is awaiting the EPA’s response to its submission. Consumers cannot predict the financial impact or outcome of this matter.
Routine Maintenance Classification: The EPA has alleged that some utilities have incorrectly classified major plant modifications as RMRR rather than seeking permits from the EPA to modify their plants. Consumers responded to information requests from the EPA on this subject in 2000, 2002, 2006, and 2008. Consumers believes that it has properly interpreted the requirements of RMRR. In addition, in 2008, Consumers received a NOV for three of its coal-based facilities alleging, among other things, violations of NSR and PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to NSR review. Consumers is engaged in discussions with the EPA on this matter. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-based electric generating plants, surrender emission allowances, engage in Supplemental Environmental Programs, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. Consumers cannot predict the financial impact or outcome of this matter.
RFC Initial Notice of Alleged Violation: In July 2008, Consumers notified RFC, the NERC-affiliated regional reliability organization in the region that includes Consumers’ generating plants, that certain generation equipment covered by the NERC standards for maintenance and testing of certain electrical protection equipment was not covered by Consumers’ Generation Reliability Compliance Program. In September 2008, Consumers submitted a mitigation plan, which was completed in December 2008 and was accepted by RFC in March 2009. In February 2009, Consumers received an initial notice of alleged violation and a request for information on its internal NERC compliance program from RFC. It responded to this request in March 2009. Consumers also responded to an additional information request in April 2009. There is a limited history with regard to penalties from NERC, as 2008 was the first year for which the NERC issued them for most of its standards. Consumers cannot predict the financial impact or outcome of this matter.
Litigation: The transmission charges Consumers pays to MISO have been subject to regulatory review and recovery through the annual PSCR process. Michigan’s attorney general has argued that the statute governing the PSCR process does not permit recovery of transmission charges in that manner and that those expenses should be considered in general rate cases. Several decisions of the Michigan Court of Appeals have ruled against the Michigan attorney general’s arguments, but in September 2008, the Michigan Supreme Court granted the Michigan attorney general’s applications for leave to appeal two of those decisions. If the Michigan Supreme Court accepts the attorney general’s position, Consumers and other electric utilities will be required to obtain recovery of transmission charges through an alternative ratemaking mechanism. Consumers expects a decision by the Michigan Supreme Court on these appeals by mid-2009. In addition, if Michigan’s attorney general were to prevail, it would cause at least a temporary disruption in Consumers’ recovery of transmission costs, including past costs recoverable through the PSCR clause. Consumers believes that such costs are legitimate and fully recoverable, but it cannot predict the financial impact or outcome of this matter.

CONSUMERS’ ELECTRIC UTILITY RATE MATTERS
Stranded Cost Recovery: In 2004, the MPSC approved recovery of Consumers’ Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection through a surcharge on ROA customers. Consumers presently has fewer ROA customers than at the time of the 2004 MPSC order, but has experienced a recent upward trend in ROA customers. In 2008, the Michigan legislature enacted legislation that amended the Customer Choice Act and directed the MPSC to approve rates that will allow recovery of Stranded Costs within five years. In January 2009, Consumers filed an application with the MPSC requesting recovery of these Stranded Costs through a surcharge on both full service and ROA customers. At March 31, 2009, Consumers had a regulatory asset for Stranded Costs of $72 million.
Power Supply Cost Recovery: The PSCR process is designed to allow Consumers to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR billing factor monthly in order to minimize the over- or underrecovery amount in the annual PSCR reconciliation.
The following table summarizes the PSCR reconciliation filings currently pending with the MPSC:

Power Supply Cost Recovery Reconciliation
Net Over-
PSCR	Date	(Under)	PSCR Cost of
Year	Filed	recovery (a)	Power Sold	Description

2007	March 2008	$(42) million	$1.628 billion	In the 2007 PSCR Plan, Consumers expected to offset power supply costs by including a $44 million credit for Palisades sale proceeds due customers. However, the MPSC directed that the Palisades sale proceeds be refunded through bill credits outside of the PSCR process.

2008	March 2009	$2 million	$1.670 billion	The overrecovery amount includes accrued interest and reflects an overrecovery for 2008 less underrecoveries from 2007.

(a)	Amount includes prior year over- or underrecoveries as allowed by the MPSC order in Consumers’ 2007 PSCR plan case.
2009 PSCR Plan: In September 2008, Consumers submitted its 2009 PSCR plan to the MPSC. The plan seeks approval to apply a uniform maximum PSCR factor of $0.02680 per kWh to all classes of customers. The plan also seeks approval to recover an expected $22 million discount in power supply charges provided to a large industrial customer. The MPSC approved the discount in 2005 to promote long-term investments in the industrial infrastructure of Michigan. Consumers self-implemented the 2009 PSCR charge in January 2009. The May 2009 PSCR billing factor is $0.01618 per kWh.
While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of these proceedings. When Consumers is unable to collect PSCR costs as they are incurred, there is a negative impact on its cash flows.

Electric Rate Case: In November 2008, Consumers filed an application with the MPSC seeking an annual increase in revenue of $214 million based on an 11 percent authorized return on equity. The filing seeks recovery of costs associated with new plant investments including Clean Air Act investments, higher operating and maintenance costs, and the approval to recover costs associated with Consumers’ advanced metering infrastructure program. The following table details the components of the requested increase in revenue:

In Millions
Components of the increase in revenue

Operating and maintenance	$50
Rate of return	17
Rate base	76
Depreciation on new investment	14
Property taxes on new investment	9
Gross margin	43
Other	5
Total	$214

In April 2009, the MPSC Staff and intervenors filed testimony concerning the rate case. The MPSC Staff recommended a revenue increase of $75 million, based on an 11 percent return on equity.
This is the first electric rate case under the new streamlined regulatory process enacted by the Michigan legislation in 2008. The new provisions generally allow utilities to self-implement rates six months after filing, subject to refund, unless the MPSC finds good cause to prohibit self-implementation. The new provisions require the MPSC to issue an order 12 months after filing or the rates, as filed, become permanent.
In April 2009, ABATE, an organization that represents certain large customers and which intervened in Consumers’ electric rate case, filed a motion for a temporary order seeking to prevent or delay Consumers’ self-implementation. Also, in April 2009, the MPSC issued an order requiring Consumers to file tariff sheets showing the rates which it intends to self-implement. Accordingly, on April 29, 2009, Consumers filed tariff sheets indicating that it plans to self-implement an electric rate increase in the annual amount of $179 million beginning May 14, 2009. The MPSC order also established a hearing scheduled for May 5, 2009 to address ABATE’s motion and other issues related to Consumers’ self-implementation.
Consumers cannot predict the financial impact or outcome of these proceedings. If the MPSC takes action to prevent or delay Consumers’ self-implementation, it could have a materially negative impact on Consumers’ earnings and cash flows.
Palisades Regulatory Proceedings: The MPSC order approving the Palisades sale transaction required that Consumers credit $255 million of excess sales proceeds and decommissioning amounts to its retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC order in Consumers’ 2007 electric rate case instructed Consumers to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale, leaving a remaining balance of $109 million, excluding interest. The distribution of these funds is still pending with the MPSC.
OTHER CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES
Nuclear Matters:
DOE Litigation: In 1997, a United States Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent United States Court of Appeals litigation, in which Consumers and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
A number of court decisions support the right of utilities to pursue damage claims in the United States Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Consumers filed a complaint in 2002. If Consumers’ litigation against the DOE is successful, Consumers plans to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during Consumers’ ownership of Palisades and Big Rock. Consumers cannot predict the financial impact or outcome of this matter. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during Consumers’ ownership of Palisades and Big Rock.

Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In 2000, Consumers stopped funding a Big Rock trust fund because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, Consumers provided $44 million of corporate contributions for decommissioning costs. Consumers also paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI and paid $55 million for nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule. At March 31, 2009, Consumers has a $129 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
In 2008, Consumers filed an application with the MPSC seeking the deferral of ratemaking treatment for the recovery of its nuclear fuel storage costs and the payment to Entergy, until the litigation regarding these costs is resolved in the federal courts. In the application, Consumers is seeking to recover the $44 million Big Rock decommissioning shortfall from customers. Consumers cannot predict the outcome of this proceeding.
Nuclear Fuel Disposal Cost: Consumers deferred payment for disposal of spent nuclear fuel used before April 7, 1983. Its DOE liability is $163 million at March 31, 2009. This amount includes interest, and is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered the amount of this liability, excluding a portion of interest, through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI, Consumers retained this obligation and provided a $162 million letter of credit to Entergy as security for this obligation.
CONSUMERS’ GAS UTILITY CONTINGENCIES
Gas Environmental Matters: Consumers expects to incur investigation and remediation costs at a number of sites under the NREPA, a Michigan statute that covers environmental activities including remediation. These sites include 23 former manufactured gas plant facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, it has no current ownership or may own only a portion of the original site. In December 2008, Consumers estimated its remaining costs to be between $38 million and $52 million. Consumers expects to fund most of these costs through proceeds from insurance settlements and MPSC-approved rates.
At March 31, 2009, Consumers has a liability of $38 million and a regulatory asset of $68 million that includes $30 million of deferred MGP expenditures. The timing of payments related to the remediation of Consumers’ manufactured gas plant sites is uncertain. Consumers expects annual response activity costs to range between $5 million and $6 million over the next five years. Consumers periodically reviews these response activity cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and MGP liability.
FERC Investigation: In February 2008, Consumers received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. Consumers responded to the FERC’s first data request in the first quarter of 2008. The FERC has also taken depositions and Consumers has responded to additional data requests. Consumers cannot predict the financial impact or outcome of this matter.

CONSUMERS’ GAS UTILITY RATE MATTERS
Gas Cost Recovery: The GCR process is designed to allow Consumers to recover all of its purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its GCR billing factor monthly in order to minimize the over- or underrecovery amount in the annual GCR reconciliation.
The following table summarizes the GCR reconciliation filing currently pending with the MPSC:
Gas Cost Recovery Reconciliation

		Net Over-	GCR Cost of Gas
GCR Year	Date Filed	recovery	Sold	Description

2007-2008	June 2008	$17 million	$1.7 billion	The overrecovery amount reflects an overrecovery of $15 million plus $2 million in accrued interest owed to customers.

GCR plan for year 2009-2010: In December 2008, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2009-2010 GCR plan year. The request proposed the use of a base GCR ceiling factor of $8.10 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. Consumers self-implemented the 2009-2010 GCR charge in April 2009. The May 2009 GCR billing factor is $7.23 per mcf.
While Consumers expects to recover all of its GCR costs, it cannot predict the financial impact or outcome of these proceedings. When Consumers is unable to collect GCR costs as they are incurred, there is a negative impact on its cash flows.
Gas Depreciation: In August 2008, Consumers filed a gas depreciation case using 2007 data with the MPSC-ordered variations on traditional cost-of-removal methodologies. In December 2008, the MPSC approved a partial settlement agreement allowing Consumers to implement the filed depreciation rates, on an interim basis, concurrent with the implementation of settled rates in its 2008 gas rate case. The interim depreciation rates, which reduced Consumers’ recovery of depreciation expense by $20 million per year, will remain in effect until the MPSC issues a final order in the gas depreciation case. The final order in Consumers’ gas depreciation case may increase or decrease its annual recovery of depreciation expense.

GUARANTEES
The following table describes CMS Energy’s and Consumers’ guarantees at March 31, 2009:

In Millions
	Issue	Expiration	Maximum		Carrying
Guarantee Description	Date	Date	Obligation		Amount

CMS Energy, including Consumers
Indemnifications from asset sales and other agreements	Various	Indefinite	$1,419	(a)	$65	(b)
Surety bonds and other indemnifications	Various	Indefinite	35		—
Guarantees and put options (c)	Various	Various through	89		2
		September 2027

Consumers
Guarantees, surety bonds, and other indemnifications (c)	Various	Various through September 2027	$85		—

(a)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to power purchase agreements, and the failure of title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of loss to be remote for the indemnifications not recorded as liabilities.

(b)	In May 2007, CMS Energy provided an indemnification to TAQA in connection with the sale of its ownership interests in businesses in the Middle East, Africa, and India. This indemnification is capped at $50 million and expires two years after the May 2, 2007 sale closing date. The indemnification covers claims related to the following matters:
•	a dispute between Neyveli and the TNEB regarding the capital costs to be reflected in the tariff paid by the TNEB to Neyveli; and

•	various matters related to Takoradi, including the lack of a valid site lease and current operating license.

As of March 31, 2009, CMS Energy has recorded a $65 million liability in connection with indemnities related to the sale of certain subsidiaries, including a $50 million liability related to the indemnification to TAQA described in the preceding paragraphs. The TAQA indemnification liability may be resolved during 2009, and CMS Energy’s ultimate payment obligation could be materially less than the amount it has accrued for the indemnification.

(c)	The maximum obligation includes an $85 million guarantee by Consumers, issued in 1987, of the MCV Partnership’s nonperformance under a steam and electric power agreement with Dow. Consumers sold its interests in the MCV Partnership and the FMLP. The sales agreement calls for the purchaser, an affiliate of GSO Capital Partners and Rockland Capital Energy Investments, to pay $85 million, subject to certain reimbursement rights, if Dow terminates an agreement under which the MCV Partnership provides it steam and electric power. This agreement expires in March 2016, subject to certain terms and conditions. The purchaser secured its reimbursement obligation to Consumers with an irrevocable letter of credit of up to $85 million.

In the normal course of business, CMS Energy and Consumers issue surety bonds and indemnities to counterparties to facilitate commercial transactions. CMS Energy and Consumers would be required to pay a counterparty if it incurred losses due to a breach of contract terms or nonperformance under the contract. At March 31, 2009, the maximum obligation and the carrying amount of CMS Energy’s and Consumers’ surety bonds and indemnities was less than $1 million.
The following table provides additional information regarding CMS Energy’s and Consumers’ guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

CMS Energy, including Consumers
Indemnifications from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Surety bonds and other indemnifications	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land and CMS Capital to purchase property

	Consumers’ agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

Consumers
Guarantees, surety bonds, and other indemnifications	Normal operating activity, permits and licenses	Nonperformance, findings of misrepresentation, breach of warranties, and other circumstances

	Agreement to provide power and steam to Dow	MCV Partnership’s nonperformance or non-payment under a related contract

At March 31, 2009, certain contracts contained provisions allowing CMS Energy and Consumers to recover amounts paid under guarantees from third parties. Additionally, if CMS Energy is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the option.
CMS Energy and Consumers also enter into various agreements containing tax and other indemnification provisions for which they are unable to estimate the maximum potential obligation. These factors include unspecified exposure under certain agreements. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur significant losses related to these indemnities to be remote.

OTHER CONTINGENCIES
In addition to the matters disclosed in this Note, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, and other matters.
4: FINANCINGS AND CAPITALIZATION
Long-term debt is summarized as follows:

		In Millions

	March 31, 2009	December 31, 2008

CMS Energy
Senior notes	$1,703	$1,703
Revolving credit facility	60	105

Total — CMS Energy	1,763	1,808
Consumers	4,588	4,297
Other CMS Energy Subsidiaries	243	252

Total CMS Energy principal amounts outstanding	6,594	6,357
Current amounts	(286)	(489)
Net unamortized discount	(29)	(31)

Total CMS Energy Long-term debt	$6,279	$5,837

Consumers
First mortgage bonds	$3,816	$3,517
Senior notes and other	503	503
Securitization bonds	269	277

Total Consumers principal amounts outstanding	4,588	4,297
Current amounts	(184)	(383)
Net unamortized discount	(5)	(6)

Total Consumers Long-term debt	$4,399	$3,908

Financings: The following is a summary of significant long-term debt transactions during the three months ended March 31, 2009:

	Principal	Interest	Issue/Retirement
	(in millions)	Rate (%)	Date	Maturity Date

Debt Issuances:
Consumers
First mortgage bonds	$500	6.70%	March 2009	September 2019

Debt Retirements:
Consumers
First mortgage bonds	$200	4.80%	February 2009	February 2009

Revolving Credit Facilities: The following secured revolving credit facilities with banks are available at March 31, 2009:

					In Millions

				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy (a)	April 2, 2012	$550	$60	$3	$487
Consumers	March 30, 2012	500	—	172	328
Consumers (b)	November 30, 2009	192	—	192	—
Consumers	September 9, 2009	150	—	—	150

(a)	CMS Energy’s average borrowings during the quarter totaled $98 million, with a weighted average annual interest rate of 1.33 percent, at LIBOR plus 0.75 percent.

(b)	Consumers’ secured revolving letter of credit facility.
Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at March 31, 2009, payment of common stock dividends by CMS Energy was limited to $629 million.
Under the provisions of its articles of incorporation, at March 31, 2009, Consumers had $351 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from the FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the three months ended March 31, 2009, CMS Energy received $72 million of common stock dividends from Consumers.
Contingently Convertible Securities: At March 31, 2009, the significant terms of CMS Energy’s contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock	—	$243	$9.41	$11.30

3.375% senior notes	2023	$140	$10.15	$12.18

2.875% senior notes	2024	$288	$14.03	$16.84

During March 2009, no trigger price contingencies were met that would have allowed CMS Energy or the holders of the convertible securities to convert the securities to cash and equity.
Sales of Accounts Receivable: At March 31, 2009, there were no receivables sold under Consumers’ revolving accounts receivable sales program.

5: EARNINGS PER SHARE — CMS ENERGY
The following table presents CMS Energy’s basic and diluted EPS computations based on Earnings from Continuing Operations:

	In Millions, Except Per Share Amounts

Three months ended March 31	2009	2008

Earnings Available to Common Stockholders
Earnings from Continuing Operations	$73	$108
Less Earnings Attributable to Noncontrolling Interests	(1)	(3)
Less Preferred Dividends and Redemption Premium	(3)	(3)

Earnings from Continuing Operations Available to Common Stockholders — Basic and Diluted	$69	$102

Average Common Shares Outstanding
Weighted Average Shares — Basic	226.6	225.2
Add dilutive impact of Contingently Convertible Securities	6.5	12.3
Add dilutive Stock Options and Warrants	0.1	0.1

Weighted Average Shares — Diluted	233.2	237.6

Earnings Per Average Common Share Available to Common Stockholders
Basic	$0.30	$0.45
Diluted	$0.30	$0.43

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value, which is based on the average market price of CMS Energy’s common stock, exceeds the principal or par value. For additional details on contingently convertible securities, see Note 4, Financings and Capitalization.
Stock Options and Warrants: For the three months ended March 31, 2009, outstanding options and warrants to purchase 0.6 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of common stock. These stock options have the potential to dilute EPS in the future.
Convertible Debentures: For the three months ended March 31, 2009 and 2008, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by $2 million from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 4.2 million shares.
CMS Energy can revoke the conversion rights if certain conditions are met.

6: FINANCIAL AND DERIVATIVE INSTRUMENTS
Financial Instruments: The following table summarizes CMS Energy’s and Consumers’ available-for-sale investment securities:
In Millions

	March 31, 2009				December 31, 2008
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including Consumers
SERP:
Equity securities	$39	$—	$(4)	$35	$39	$—	$—	$39
Debt securities	28	—	—	28	29	—	—	29
Consumers
SERP:
Equity securities	26	—	(3)	23	25	—	—	25
Debt securities	18	—	—	18	19	—	—	19
Common stock of CMS Energy	8	14	—	22	8	11	—	19

Derivative Instruments: In order to limit CMS Energy’s and Consumers’ exposure to certain market risks, primarily changes in commodity prices, interest rates, and foreign exchange rates, CMS Energy and Consumers may enter into various risk management contracts, such as forward contracts, futures, and swaps. In entering into these contracts, they follow established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers. Neither CMS Energy nor Consumers holds any of its derivatives for trading purposes.
The contracts used to manage market risks may qualify as derivative instruments that are subject to derivative accounting under SFAS No. 133. If a contract is a derivative and does not qualify for the normal purchases and sales exception under SFAS No. 133, the contract is recorded on the balance sheet at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since none of CMS Energy’s or Consumers’ derivatives have been designated as accounting hedges under SFAS No. 133, all mark-to-market gains and losses are reported in earnings. For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 2, Fair Value Measurements.
Commodity Price Risk: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting under SFAS No. 133 because:
•	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas);

•	they qualify for the normal purchases and sales exception; or

•	there is not an active market for the commodity.

CMS Energy’s and Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal they purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. For Consumers, which is subject to regulatory accounting, the resulting mark-to-market gains and losses would be offset by changes in regulatory assets and liabilities and would not affect net income. For other subsidiaries, CMS Energy does not believe the resulting mark-to-market impact on earnings would be material.
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales under SFAS No. 133 and, therefore, CMS Energy accounts for those contracts as derivatives. At March 31, 2009, CMS ERM held a forward contract for the physical sale of 912 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 58 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 1.5 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM also held forward contracts to purchase 10.7 bcf of natural gas and to sell 9.5 bcf of natural gas through 2010.
Consumers entered into two financial contracts as an economic hedge of the price of gasoline and diesel fuel it purchases for its fleet vehicles and equipment. Under these agreements, Consumers has locked in a price for one million gallons each of gasoline and diesel fuel through November 2009.
Interest rate risk: In order to mitigate its exposure to changes in interest rates, Grayling executed an interest rate collar as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. At March 31, 2009, the notional amount of this contract was $17 million.
The following tables summarize the fair values of CMS Energy’s and Consumers’ derivative instruments and the effect of such derivative instruments on their respective Consolidated Statements of Income:

			In Millions

March 31, 2009	Asset Derivatives		Liability Derivatives

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

CMS Energy, including Consumers
Derivatives not designated as hedging instruments under SFAS No. 133:
Commodity contracts (a)	Other assets	$1	Other liabilities	$(15)
Interest rate contracts	Other assets	—	Other liabilities	(1)

Total CMS Energy Derivatives		$1		$(16)

Consumers
Derivatives not designated as hedging instruments under SFAS No. 133:
Commodity contracts	Other assets	$—	Other liabilities	$(1)

(a)	Asset and liability amounts are presented gross and exclude $1 million impact of offsetting derivative assets and liabilities under master netting arrangements. The liability amount also excludes the $4 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

		In Millions

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Three months ended March 31, 2009	Derivatives	Derivatives

CMS Energy, including Consumers
Derivatives not designated as hedging instruments under SFAS No. 133:
Commodity contracts	Operating Revenue	$7
	Fuel for electric generation	(2)
	Cost of gas sold	(3)
Interest rate contracts	Other expense	—
Foreign exchange contracts (a)	Other expense	(1)

Total CMS Energy		$1

Consumers
Derivatives not designated as hedging instruments under SFAS No. 133:
Commodity contracts	Other Expense	$—

(a)	This derivative loss relates to a foreign-exchange forward contract CMS Energy held at December 31, 2008. CMS Energy settled this obligation and the related derivative in January 2009.
At March 31, 2009, none of CMS Energy’s and Consumers’ derivative liabilities were subject to credit-risk-related contingent features. Therefore, there is no credit-risk related circumstance in which CMS Energy or Consumers would have to post collateral or settle their derivative liabilities.

7: RETIREMENT BENEFITS
CMS Energy and Consumers provide pension, OPEB, and other retirement benefit plans to their respective employees.
The following table recaps the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension		OPEB
Three months ended March 31	2009	2008	2009	2008
CMS Energy, including Consumers
Service cost	$10	$11	$6	$6
Interest expense	24	24	20	18
Expected return on plan assets	(21)	(20)	(13)	(16)
Amortization of:
Net loss	10	10	8	2
Prior service cost (credit)	2	1	(2)	(3)

Net periodic cost	25	26	19	7
Regulatory adjustment	—	(4)	—	1

Net periodic cost after regulatory adjustment	$25	$22	$19	$8

Consumers
Service cost	$10	$10	$6	$6
Interest expense	23	23	20	18
Expected return on plan assets	(20)	(19)	(12)	(16)
Amortization of:
Net loss	10	10	8	2
Prior service cost (credit)	1	1	(2)	(3)

Net periodic cost	24	25	20	7
Regulatory adjustment	—	(4)	—	1

Net periodic cost after regulatory adjustment	$24	$21	$20	$8

8: INCOME TAXES
For the three months ended March 31, 2009, the effective tax rate at CMS Energy was 40 percent, compared with 38 percent for the three months ended March 31, 2008. The increase is primarily due to an increase in MBT expense related to tax legislation enacted in the first quarter of 2009.

9: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate performance based on the net income of each segment. These reportable segments are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan; and

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan.
CMS Energy’s “Other” segment includes corporate interest and other expenses and certain deferred income taxes. Consumers’ “Other” segment includes a consolidated special-purpose entity for the sale of accounts receivable. The following tables show financial information by reportable segment:

	In Millions

Three months ended March 31	2009	2008

Operating Revenue
CMS Energy, including Consumers
Electric utility	$812	$860
Gas utility	1,222	1,231
Enterprises	66	88
Other	6	5

Total Operating Revenue — CMS Energy	$2,106	$2,184
Consumers
Electric utility	$812	$860
Gas utility	1,222	1,231

Total Operating Revenue — Consumers	$2,034	$2,091

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$38	$67
Gas utility	59	62
Enterprises	—	(2)
Other	(28)	(25)

Total Net Income Available to Common Stockholders — CMS Energy	$69	$102
Consumers
Electric utility	$38	$67
Gas utility	59	62

Total Net Income Available to Common Stockholder — Consumers	$97	$129

In Millions
	March 31, 2009	December 31, 2008

Assets
CMS Energy, including Consumers
Electric utility (a)	$9,347	$8,904
Gas utility (a)	4,133	4,565
Enterprises	300	313
Other	1,222	1,119

Total Assets — CMS Energy	$15,002	$14,901
Consumers
Electric utility (a)	$9,347	$8,904
Gas utility (a)	4,133	4,565
Other	955	777

Total Assets — Consumers	$14,435	$14,246

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CMS ENERGY
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I, Item 2. — MD&A, which is incorporated by reference herein.
CONSUMERS
Quantitative and Qualitative Disclosures about Market Risk is contained in PART I, Item 2. — MD&A, which is incorporated by reference herein.
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
Item 4T. Controls and Procedures
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The discussion in the following paragraphs is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s and Consumers’ Forms 10-K for the fiscal year ended December 31, 2008. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory, and environmental matters.

CMS ENERGY
GAS INDEX PRICE REPORTING LITIGATION
In February 2009, CMS Energy was dismissed from the J.P. Morgan Trust Company action; the Learjet Inc. et al. v Oneok, Inc., et al. class action; and the Hartland Regional Medical Center, et al. class action, but the other CMS Energy defendants remain in these cases.
Also, in February 2009, all CMS Energy defendants have been dismissed from the Breckenridge Brewery of Colorado, LLC and the BBD Acquisition Co. v. Oneok, Inc. et al. class action and the Arandell Corporation, et al. v. XCEL Energy Inc., class action. Appeals of these dismissals are expected. Plaintiffs in the Arandell case, which was originally filed in Wisconsin and then dismissed by the federal court, have now filed a similar lawsuit in Michigan. It remains CMS Energy’s view that this claim is without merit. CMS Energy cannot predict the financial impact or outcome of this matter.
In the Samuel D. Leggett, et al v. Duke Energy Corporation, et al class action complaint, the Tennessee Supreme Court has granted the defendants’ application for leave to appeal. The CMS Energy defendants joined with other defendants in that application.
Newpage Wisconsin System Inc. v. CMS ERM, CMS Energy, and Cantera complaint was filed on March 25, 2009 in circuit court in Wood County, Wisconsin and served on the CMS Energy defendants on April 14, 2009. The complaint purports to be on behalf of all industrial and commercial direct purchasers of natural gas for their own use and consumption in Wisconsin from January 1, 2000 through October 31, 2002. It alleges claims under the Wisconsin antitrust statutes and includes claims for full consideration damages, treble damages, costs, interest, and attorneys’ fees. The CMS Energy defendants, along with 19 other non-CMS companies, are alleged to have conspired to restrain trade through false reporting of natural gas trading information to reporting firms. CMS Energy defendants expect to remove the case to federal court. CMS Energy cannot predict the outcome of this litigation.
MARATHON INDEMNITY CLAIM REGARDING F.T. BARR CLAIM
On December 3, 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas, and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believes that Barr was properly paid on gas sales and that he was not entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement on April 26, 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain current or former CMS Energy entities as to the existence and scope of any indemnity obligations to Marathon in connection with the matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim, and present and former CMS Energy entities and Marathon entered into a one year agreement tolling the statute of limitations on any claim by Marathon under the indemnity. In April 2009, certain Marathon entities filed a claim in the United States District Court for the Southern District of Texas against CMS Enterprises for indemnification. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it. CMS Energy entities also will assert that Marathon has suffered minimal, if any, damages. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in CMS Energy’s and Consumers’ Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
The table below shows CMS Energy’s repurchases of equity securities for the three months ended March 31, 2009:

			Total Number of	Maximum Number of
			Shares	Shares that May Yet
	Total Number		Purchased as Part of	Be Purchased Under
	of Shares	Average Price	Publicly Announced	Publicly Announced
Period	Purchased*	Paid per Share	Plans or Programs	Plans or Programs

January 1, 2009 to January 31, 2009	629	$10.11	—	—
February 1, 2009 to February 28, 2009	—	$—	—	—
March 1, 2009 to March 31, 2009	1,856	$11.31	—	—

Total	2,485	—	—	—

*	CMS Energy repurchases certain restricted shares upon vesting under the Performance Incentive Stock Plan from participants in the Performance Incentive Stock Plan, equal to its minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

(4)(a)	One Hundred Eleventh Supplemental Indenture dated as of March 6, 2009 between Consumers and the Bank of New York Mellon (Exhibit 4.1 to Form 8-K filed March 6, 2009 and incorporated herein by reference)

(10)(a)	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, effective January 1, 2004, amended and restated, effective as of January 1, 2009

(10)(b)	Amendment No. 16 to Receivables Purchase Agreement, dated as of April 29, 2009

(12)(a)	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(12)(b)	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: April 30, 2009	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: April 30, 2009	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer