Form 10-Q
period 2009-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2009-07-30
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(517) 788-0550
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).
CMS Energy Corporation: Yes ☐      No ☐ Consumers Energy Company: Yes ☐     No ☐
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
CMS Energy Corporation: Yes ☐      No ☑ Consumers Energy Company: Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 29, 2009:

CMS Energy Corporation:
CMS Energy Common Stock, $.01 par value	228,916,926
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended June 30, 2009
This combined Form 10-Q is separately filed by CMS Energy Corporation and Consumers Energy Company. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers Energy Company makes no representation regarding information relating to any other companies affiliated with CMS Energy Corporation other than its own subsidiaries. None of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s other subsidiaries (other than Consumers Energy Company) has any obligation in respect of Consumers Energy Company’s debt securities and holders of such securities should not consider the financial resources or results of operations of CMS Energy Corporation, CMS Enterprises Company nor any of CMS Energy Corporation’s subsidiaries (other than Consumers Energy Company and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers Energy Company’s debt securities. Similarly, none of Consumers Energy Company nor any other subsidiary of CMS Energy Corporation has any obligation in respect of debt securities of CMS Energy Corporation.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with Management’s Discussion and Analysis included in CMS Energy Corporation’s and Consumers Energy Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (each, the “2008 Form 10-K”).

(Continued)

GLOSSARY
Certain terms used in the text and financial statements are defined below

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524
ALJ	Administrative Law Judge
AOC	Administrative Order on Consent
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.
bcf	Billion cubic feet of gas
Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land
Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers
Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation
Breckenridge	Breckenridge Brewery of Colorado, LLC, a non-affiliated company
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Chrysler	Chrysler LLC, a non-affiliated company
CKD	Cement kiln dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises
CMS Generation	CMS Generation Co., a former wholly owned subsidiary of Enterprises
CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Energy
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas	CMS Oil and Gas Company, formerly a wholly owned subsidiary of Enterprises
CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute
Detroit Edison	The Detroit Edison Company, a non-affiliated company
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company
DSSP	Deferred Salary Savings Plan
EITF	Emerging Issues Task Force
EITF Issue 07-5	EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
EITF Issue 08-5	EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”
EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital
Entergy	Entergy Corporation, a non-affiliated company
Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
FIN 46(R)	Revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”
FMB	First Mortgage Bonds
FMLP	First Midland Limited Partnership, a partnership that holds a lessor interest in the MCV Facility
FOV	Finding of Violation
FSP	FASB Staff Position
FSP APB 14-1	FASB Staff Position on APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”
FSP EITF 03-6-1	FASB Staff Position on EITF Issue No. 03-6, “Participating Securities and the Two-class Method under FASB Statement No. 128”
FSP FAS 107-1 and APB 28-1	FASB Staff Position on SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”
FSP FAS 115-2 and FAS 124-2	FASB Staff Position on SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”
FSP FAS 132(R)-1	FASB Staff Position on SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”
FSP FAS 157-4	FASB Staff Position on SFAS No. 157, “Fair Value Measurements”
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GM	General Motors Corporation, a non-affiliated company

Grayling	Grayling Generating Station Limited Partnership, a consolidated variable interest entity in which CMS Energy has a 50 percent interest
GWh	Gigawatt hour (a unit of energy equal to one million kilowatt hours)
IRS	Internal Revenue Service
Jorf Lasfar	A 1,356 MW coal-fueled power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest
kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)
Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison
MACT	Maximum Achievable Control Technology; a stringent emission limitation for hazardous pollutants
Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company
MBT	Michigan Business Tax
mcf	Thousand cubic feet of gas
MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company owned by ITC Holdings Corporation and a member of MISO
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt hour (a unit of energy equal to one million watt hours)
NAV	Net Asset Values
NERC	North American Electric Reliability Corporation, a non-affiliated company
NOV	Notice of Violation
NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Postretirement benefit plans other than pensions
Palisades	Palisades nuclear power plant, formerly owned by Consumers
Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission
PCB	Polychlorinated biphenyl
Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration
Quicksilver	Quicksilver Resources, Inc., a non-affiliated company
RFC	ReliabilityFirst Corporation, a non-affiliated company
RMRR	Routine maintenance, repair and replacement
ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act
SEC	U.S. Securities and Exchange Commission
Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special purpose entity affiliated with such utility
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106, and 132 (R)”
SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”
Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund	Comprehensive Environmental Response, Compensation and Liability Act
Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company
TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission formerly owned a 23.54 percent interest
Trunkline	CMS Trunkline Gas Company, LLC, formerly a wholly owned subsidiary of CMS Panhandle Holdings, LLC
TSU	Texas Southern University, a non-affiliated entity
VIE	Variable interest entity
Wolverine	Wolverine Power Supply Cooperative, Inc., a non-affiliated company

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a combined report of CMS Energy and Consumers. It has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with the MD&A contained in CMS Energy’s and Consumers’ 2008 Form 10-K.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ business and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the continued downturn in the economy and the sharp downturn and extreme volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:
▪	revenues;

▪	capital expenditure programs and related earnings growth;

▪	ability to collect accounts receivable from customers;

▪	cost of capital and availability of capital; and

▪	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, particularly third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;
•	population growth or decline in the geographic areas where CMS Energy and Consumers conduct business;
•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses, including the impact of any future regulations or laws regarding:
▪	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

▪	mercury emissions;

▪	coal ash;

▪	limitations on the use or construction of coal-fueled electric power plants; and

▪	renewable portfolio standards and energy efficiency mandates;
•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;
•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including but not limited to those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;
•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:
▪	sufficient and timely recovery of:
▪	Clean Air Act capital and operating costs and other environmental and safety-related expenditures;

▪	power supply and natural gas supply costs;

▪	operating and maintenance expenses;

▪	additional utility rate-based investments;

▪	increased MISO energy and transmission costs;

▪	costs associated with energy efficiency investments and state or federally mandated renewable resource standards; and

▪	Big Rock decommissioning funding shortfalls;
▪	actions of regulators to prevent or curtail shutoffs for non-paying customers;

▪	regulatory orders preventing or curtailing rights to self-implement rate requests;

▪	regulatory orders potentially requiring a refund of previously self-implemented rates;

▪	authorization of a new coal-fueled plant; and

▪	implementation of new energy legislation;
•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	the impact of expanded enforcement powers and investigation activities at the FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unusually cool weather during the summer or warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and new banking regulations on EnerBank;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including the F.T. Barr matter and claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	new or revised interpretations of GAAP by regulators, which could affect how accounting principles are applied, and could impact future periods’ financial statements or previously filed financial statements;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
For additional details regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 3, Contingencies, Note 4, Utility Rate Matters, and Part II, Item 1A. Risk Factors.

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
CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non-utility investments and operations. Consumers operates principally in two business segments: electric utility and gas utility.
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
Consumers’ forecast calls for capital investments in excess of $6 billion from 2009 through 2013, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency, demand management, expanded use of renewable energy, development of new power plants, and pursuit of additional power purchase agreements to complement existing generating sources.
The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. In compliance with this legislation, Consumers filed a renewable energy plan with the MPSC in February 2009 outlining its plans to build or contract for additional renewable energy capacity of 200 MW by December 31, 2013, and an additional 300 MW of renewable energy capacity by December 31, 2015. Consumers’ plan proposed that half of the new renewable capacity would be obtained through long-term agreements to purchase power from third parties, with the remaining capacity to be supplied by facilities built and owned by Consumers. At the same time, Consumers filed an energy optimization plan, also called for by the 2008 Energy Legislation, under which Consumers will promote energy efficiency and provide incentives to reduce customer usage. Consumers’ filings include a request for recovery of the cost of the renewable energy and energy optimization measures. In May 2009, the MPSC approved the energy optimization plan and, with minor exceptions, the renewable energy plan.
Furthermore, in April 2009, Consumers filed tariff sheets indicating that it planned to self-implement an electric rate increase in the annual amount of $179 million beginning in May 2009. The MPSC issued an order in May 2009 requiring that, if Consumers self-implemented the $179 million electric rate increase, it must simultaneously refund to customers $36 million of excess proceeds from the April 2007 sale of Palisades. Accordingly, Consumers self-implemented an annual electric rate increase of $179 million, subject to refund with interest, and also implemented a one-time refund of $36 million. Consumers anticipates a final order in this rate filing in November 2009. Additionally, in May 2009, Consumers filed an application with the MPSC seeking an annual increase in gas revenue of $114 million based on an 11 percent authorized return on equity. These rate filings include requests for increases in rates to cover various costs, including capital additions under the balanced energy initiative.
Consumers filed an air permit application with the MDEQ in October 2007 for its proposed new 830 MW coal-fueled plant. Consumers expects the MDEQ to act on the application by the end of the year. Consumers prepared and filed with the MDEQ and the MPSC a needs-and-alternatives analysis that supported Consumers’ current balanced energy initiative and the construction of its proposed power plant.
There is uncertainty associated with federal legislative and regulatory proposals related to the regulation of carbon dioxide emissions, particularly associated with coal-fueled generation. Federal legislation is being considered to establish a cap and trade system, or alternatively, to tax carbon dioxide emissions. In addition, in April 2009, the EPA issued a proposed finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.
Consumers is developing an advanced metering infrastructure system that will provide enhanced controls over and information about energy usage, as well as timely notification of service interruptions. Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment. Consumers will also make certain modifications to its software to enable the new system.
In the future, CMS Energy will focus its strategy on:
•	investing in Consumers’ utility system;
•	growing earnings and operating cash flow while controlling operating and fuel costs; and
•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
As CMS Energy and Consumers execute this strategy, they will need to overcome a Michigan economy that has been impacted adversely by the continued downturn and uncertainty in Michigan’s automotive industry marked by the bankruptcies of GM and Chrysler. The financial market crisis, the effects of which became evident in a global economic downturn during the fourth quarter of 2008, continues to result in a negative economic outlook. A range of possible outcomes exists due to the uncertain financial market environment and ongoing government policy responses. Consumers expects its annual 2009 weather-adjusted sales to decline by 3.5 percent for the electric utility and five percent for the gas utility and it projects slower growth in the longer term. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they continue to monitor developments in the financial and credit markets and government policy responses to those developments for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS
CMS ENERGY’S CONSOLIDATED RESULTS OF OPERATIONS

In Millions (except for per share amounts)
Three months ended June 30	2009	2008	Change

Net Income Available to Common Stockholders	$74	$44	$30
Basic Earnings Per Share	$0.33	$0.20	$0.13
Diluted Earnings Per Share	$0.32	$0.18	$0.14

Electric Utility	$66	$57	$9
Gas Utility	5	2	3
Enterprises	(17)	10	(27)
Corporate Interest and Other	(9)	(24)	15
Discontinued Operations	29	(1)	30

Net Income Available to Common Stockholders	$74	$44	$30

For the three months ended June 30, 2009, net income was $74 million, compared with $44 million for 2008. Combined net income for Consumers’ electric and gas utility segments increased, as the impact of MPSC rate orders, a self-implemented rate increase, and a favorable sales mix more than offset lower electric deliveries and increased operating expenses and interest expense. CMS Energy’s consolidated net income was also positively impacted by the expiration of an indemnity obligation related to a 2007 asset sale and a gain on the retirement of debt, which were partially offset by an increase in projected Bay Harbor remediation costs.
Specific after-tax changes to net income available to common stockholders for the three months ended June 30, 2009 versus 2008 are:

		After Tax, In Millions

•	Increase in electric and gas revenues at Consumers due to MPSC rate orders and a self-implemented rate increase	$44
•	Increase from discontinued operations due primarily to a benefit from the expiration of an indemnity obligation	30
•	Improvement in corporate interest and other due primarily to a gain on the retirement of debt	15
•	Increase in electric and gas revenues at Consumers due to a favorable sales mix	14
•	Increase in projected Bay Harbor remediation costs at Enterprises	(22)
•	Decrease in electric and gas revenues at Consumers due to decreased deliveries, primarily reflecting unfavorable economic conditions	(21)
•	Increase in other net expenses at Consumers, primarily reflecting higher pension and OPEB expenses, higher interest expense, and higher plant maintenance expense	(19)
•	Absence of resource conservation savings received in 2008 related to the power purchase agreement with the MCV Partnership	(6)
•	Increased maintenance expenses and lower revenues at certain Enterprises plants	(5)

Total change		$30

In Millions (except for per share amounts)
Six months ended June 30	2009	2008	Change

Net Income Available to Common Stockholders	$143	$146	$(3)
Basic Earnings Per Share	$0.63	$0.64	$(0.01)
Diluted Earnings Per Share	$0.61	$0.60	$0.01

Electric Utility	$104	$124	$(20)
Gas Utility	64	64	—
Enterprises	(17)	8	(25)
Corporate Interest and Other	(37)	(49)	12
Discontinued Operations	29	(1)	30

Net Income Available to Common Stockholders	$143	$146	$(3)

For the six months ended June 30, 2009, net income was $143 million, compared with $146 million for 2008. Net income from Consumers’ electric utility segment decreased, reflecting increased seasonal variations associated with a new electric rate design structure, decreased deliveries, the absence of gains from the sale of sulfur dioxide allowances recognized in 2008, and an increase in operating expenses and interest expense. These changes were partially offset by increased earnings from MPSC rate orders, a self-implemented rate increase, and a favorable sales mix. CMS Energy’s consolidated net income was also positively impacted by the expiration of an indemnity obligation related to a 2007 asset sale and a gain on the retirement of debt, which were partially offset by an increase in projected Bay Harbor remediation costs.

Specific after-tax changes to net income available to common stockholders for the six months ended June 30, 2009 versus 2008 are:

		After Tax, In Millions

•	Increase in electric and gas revenues at Consumers due to MPSC rate orders and a self-implemented rate increase	$51
•	Increase from discontinued operations due primarily to a benefit from the expiration of an indemnity obligation	30
•	Increase in electric and gas revenues at Consumers due to a favorable sales mix	20
•	Improvement in corporate interest and other due primarily to a gain on the retirement of debt	12
•	Decrease in electric and gas revenues at Consumers due to decreased deliveries, primarily reflecting unfavorable economic conditions	(40)
•	Increase in projected Bay Harbor remediation costs at Enterprises	(22)
•	Increase in pension and OPEB expenses at Consumers	(12)
•	Absence of gains from the sale of sulfur dioxide credits recognized at Consumers in 2008	(12)
•	Increase in other net expenses at Consumers primarily related to higher interest, and uncollectible accounts expense	(10)
•	Increase in plant maintenance expense at Consumers	(9)
•	Absence of resource conservation savings received in 2008 related to the power purchase agreement with the MCV Partnership	(8)
•	Increased maintenance expense at certain Enterprises plants	(3)

Total change		$(3)

CONSUMERS’ ELECTRIC UTILITY RESULTS OF OPERATIONS

		In Millions
June 30	2009	2008	Change

Three months ended	$66	$57	$9
Six months ended	$104	$124	$(20)

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2009 vs. 2008	June 30, 2009 vs. 2008

Electric deliveries and rate increase	$37	$36
Power supply costs and related revenue	(1)	3
Other income	3	(1)
Maintenance and other operating expenses	(16)	(50)
Depreciation and amortization	3	(3)
General taxes	—	(2)
Interest charges	(10)	(10)
Income taxes	(7)	7

Total change	$9	$(20)

Electric deliveries and rate increase: For the three months ended June 30, 2009, electric delivery revenues increased by $37 million compared with 2008. The increase primarily resulted from a combined $64 million of additional revenue from the June 2008 MPSC rate order and the May 2009 self-implemented rate increase, including an $11 million increase from a new rate design structure that provides lower winter and higher summer rates to encourage conservation. These variances, together with a $16 million increase in revenues from a favorable sales mix, were partially offset by $30 million in lower deliveries. Deliveries to end-use customers were 8 billion kWh, a decrease of 0.6 billion kWh or 7.0 percent compared with 2008, primarily reflecting unfavorable economic conditions in Michigan. Surcharge revenues decreased by $13 million, due primarily to the absence of $12 million of retirement benefits expense recovered in revenue in 2008.
For the six months ended June 30, 2009, electric delivery revenues increased by $36 million compared with 2008. The increase primarily resulted from a combined $70 million of additional revenue from the June 2008 MPSC rate order and the May 2009 self-implemented rate increase, net of a $20 million decrease from a new rate design structure that provides lower winter and higher summer rates to encourage conservation. These variances, together with a $27 million increase in revenues from a favorable sales mix, were partially offset by $48 million in lower deliveries. Deliveries to end-use customers were 17 billion kWh, a decrease of 1 billion kWh or 5.6 percent compared with 2008, primarily reflecting unfavorable economic conditions in Michigan. Surcharge revenues decreased by $13 million, due primarily to the absence of $12 million of retirement benefits expense recovered in revenue in 2008.
Power supply costs and related revenue: For the three months ended June 30, 2009, PSCR and related revenue decreased $1 million compared with 2008, due primarily to a decrease in wholesale fuel recovery revenue.
For the six months ended June 30, 2009, PSCR and related revenue increased by $3 million compared with 2008. The increase was due primarily to the absence of a reduction to revenue in 2008 related to amounts excluded from recovery in the 2006 PSCR reconciliation case. The increase was offset partially by a decrease in wholesale fuel recovery revenue.
Other income: For the three months ended June 30, 2009, other income increased by $3 million compared with 2008. The increase was due primarily to proceeds received from a land sale in 2009, partially offset by a decrease in interest income, reflecting lower levels of short-term cash investments.
For the six months ended June 30, 2009, other income decreased by $1 million compared with 2008. The decrease was due primarily to lower interest income, reflecting lower levels of short-term cash investments, partially offset by proceeds received from a land sale in 2009.
Maintenance and other operating expenses: For the three months ended June 30, 2009, maintenance and other operating expenses increased $16 million compared with 2008. The increase was due primarily to cost increases for plant maintenance of $8 million, the absence of $9 million of resource conservation savings received in 2008 related to Consumers’ power purchase agreement with the MCV Partnership, and a $4 million increase in uncollectible accounts expense. These increases were partially offset by $5 million of lower pension and OPEB expenses, as the absence of $12 million of expense associated with retirement benefits recovered in revenue in 2008 more than offset the $7 million increase due to market performance of retirement benefit plan assets.

For the six months ended June 30, 2009, maintenance and other operating expenses increased $50 million compared with 2008. The increase was due primarily to cost increases for plant maintenance of $14 million, and the absence of an $18 million benefit from the sale of sulfur dioxide credits recognized in 2008. Also contributing to the increase were the absence of $12 million of resource conservation savings received in 2008 related to Consumers’ power purchase agreement with the MCV Partnership, and an increase in other net expenses of $6 million. The increase in other net expenses included $2 million of higher pension and OPEB expenses, as a $14 million increase due to the market performance of retirement benefit plan assets more than offset the absence of $12 million of expense associated with retirement benefits expense recovered in revenue in 2008.
Depreciation and amortization: For the three months ended June 30, 2009, depreciation and amortization expense decreased $3 million compared with 2008. The decrease was due primarily to a $5 million reduction in amortization expense on certain regulatory assets, partially offset by a $2 million increase from higher plant in service.
For the six months ended June 30, 2009, depreciation and amortization expense increased $3 million compared with 2008. The increase was due primarily to a $7 million increase from higher plant in service, offset by $4 million due to the expiration of amortization expense on certain regulatory assets.
General taxes: For the six months ended June 30, 2009, general taxes increased $2 million compared with 2008, due primarily to higher property tax expense, reflecting higher capital spending.
Interest charges: Interest charges increased by $10 million for the three months and the six months ended June 30, 2009, due primarily to the issuance of debt in 2009.
Income taxes: For the three months ended June 30, 2009, income taxes increased $7 million compared with 2008, due primarily to higher earnings in the second quarter of 2009.
For the six months ended June 30, 2009, income taxes decreased $7 million compared with 2008, due primarily to lower earnings in the first quarter of 2009.
CONSUMERS’ GAS UTILITY RESULTS OF OPERATIONS

		In Millions
June 30	2009	2008	Change

Three months ended	$5	$2	$3
Six months ended	$64	$64	$—

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2009 vs. 2008	June 30, 2009 vs. 2008

Gas deliveries and rate increase	$6	$4
Gas wholesale and retail services, other gas revenues, and other income	—	1
Maintenance and other operating expenses	(1)	(14)
Depreciation and amortization	2	8
General taxes	—	(1)
Interest charges	(1)	(1)
Income taxes	(3)	3

Total change	$3	$—

Gas deliveries and rate increase: For the three months ended June 30, 2009, gas delivery revenue increased $6 million compared with 2008. The increase was due primarily to additional revenue of $4 million from the MPSC’s December 2008 gas rate order and $4 million from a favorable sales mix, partially offset by lower deliveries of $2 million reflecting unfavorable economic conditions in Michigan. Gas deliveries, including miscellaneous transportation to end-use customers, were 41 bcf, a decrease of 1.9 bcf or 4.4 percent compared with 2008.
For the six months ended June 30, 2009, gas delivery revenue increased $4 million compared with 2008. The increase was due primarily to additional revenue of $11 million from the MPSC’s December 2008 gas rate order and $6 million from a favorable sales mix, largely offset by lower deliveries of $13 million reflecting unfavorable economic conditions in Michigan. Gas deliveries, including miscellaneous transportation to end-use customers, were 172 bcf, a decrease of 8.4 bcf or 4.7 percent compared with 2008.
Gas wholesale and retail services, other gas revenues, and other income: For the six months ended June 30, 2009, gas wholesale and retail services, other gas revenues and other income increased $1 million compared with 2008, due to an increase in appliance service plan program revenue.
Maintenance and other operating expenses: For the three months ended June 30, 2009, maintenance and other operating expenses increased $1 million compared with 2008. The increase was due primarily to a $3 million increase in OPEB expense, reflecting market performance of Consumers’ retirement benefit plan assets, partially offset by a $2 million decrease in uncollectible accounts expense.
For the six months ended June 30, 2009, maintenance and other operating expenses increased $14 million compared with 2008. The increase was due primarily to an increase in uncollectible accounts expense of $9 million and higher OPEB expense of $6 million, reflecting market performance of Consumers’ retirement benefit plan assets, partially offset by a $1 million net decrease in other expenses.
Depreciation and amortization: For the three months ended June 30, 2009, depreciation and amortization expense decreased $2 million compared with 2008. The MPSC’s December 2008 gas rate order reduced amortization expense by $3 million, and delayed collection of an equal amount of amortization in rates. This decrease was partially offset by $1 million of higher depreciation expense due to an increase in plant in service.
For the six months ended June 30, 2009, depreciation and amortization expense decreased $8 million compared with 2008. The MPSC’s December 2008 gas rate order reduced amortization expense by $11 million, and delayed collection of an equal amount of amortization in rates. This decrease was partially offset by $3 million of higher depreciation expense due to an increase in plant in service.
General taxes: For the six months ended June 30, 2009, general taxes increased $1 million, compared with 2008, due primarily to increased property taxes, reflecting higher capital spending.
Interest charges: For the three months and six months ended June 30, 2009, interest charges increased $1 million compared with 2008, due primarily to the issuance of debt in 2009.
Income taxes: For the three months ended June 30, 2009, income taxes increased $3 million compared with 2008, due primarily to higher earnings in the second quarter of 2009.
For the six months ended June 30, 2009, income taxes decreased $3 million compared with 2008. The decrease reflected $1 million due to lower earnings in the first quarter of 2009 and $2 million related to the treatment of property, plant and equipment, as required by MPSC orders.

ENTERPRISES RESULTS OF OPERATIONS

		In Millions
June 30	2009	2008	Change

Three months ended	$(17)	$10	$(27)
Six months ended	$(17)	$8	$(25)

For the three months ended June 30, 2009, Enterprises recorded a net loss of $17 million, compared with net income of $10 million in 2008. The reduction was due primarily to a $22 million after-tax expense associated with an increase in projected future environmental remediation costs at Bay Harbor. An additional $5 million decrease was related primarily to higher maintenance expense and lower revenues due to outages.
For the six months ended June 30, 2009, Enterprises recorded a net loss of $17 million compared with net income of $8 million in 2008. The reduction was due primarily to a $22 million after-tax expense associated with an increase in projected future environmental remediation costs associated with Bay Harbor. An additional $3 million decrease was primarily related to higher maintenance expense.
CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

		In Millions
June 30	2009	2008	Change

Three months ended	$(9)	$(24)	$15
Six months ended	$(37)	$(49)	$12

For the three months ended June 30, 2009, corporate interest and other net expenses decreased $15 million, due primarily to a gain recognized on the retirement of debt, partially offset by higher administrative expenses.
For the six months ended June 30, 2009, corporate interest and other net expenses decreased $12 million, due primarily to a gain recognized on the retirement of debt, partially offset by an increase in tax expense due to legislation related to the MBT and higher other operating expenses.
DISCONTINUED OPERATIONS
For the three and six months ended June 30, 2009, net income from discontinued operations, net of tax, was $29 million, compared with a net loss of $1 million in 2008. The improvement was due to the expiration of an indemnity obligation related to a 2007 asset sale.
CAPITAL RESOURCES AND LIQUIDITY
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. Recent major financing transactions and commitments are as follows:
•	In March 2009, Consumers issued $500 million in FMB;
•	In June 2009, CMS Energy issued $173 million in convertible senior notes and $300 million in senior notes, and retired $144 million of its $178 million of Long-term debt — related parties;
•	In June 2009, CMS Energy commenced cash tender offers to repurchase up to $330 million of CMS Energy’s senior notes due 2010 and 2011. In July 2009, under the terms of the tender offer, CMS Energy repurchased and retired $233 million principal amount of the senior notes due 2010 and $87 million principal amount of the senior notes due 2011, funded partially by a draw on its revolving credit facility; and

•	In June 2009, CMS Energy’s preferred stock became convertible at the holders’ option for the third quarter of 2009.
Despite the present market volatility, CMS Energy and Consumers expect to continue to have access to the financial and capital markets. Recent and upcoming credit renewals and maturities are as follows:
•	Consumers’ accounts receivable sales program was renewed in April 2009 through February 2010;

•	Consumers’ planned renewals of letters of credit and revolving credit facilities are $342 million in 2009 and $500 million in 2012;

•	Consumers’ FMB maturities are $150 million for the remainder of 2009, $250 million in 2010, and $300 million in 2012;

•	Consumers’ tax-exempt pollution control revenue bond maturities are $58 million in 2010;

•	CMS Energy’s senior notes maturities, after reflecting the July 2009 retirements, are $67 million in 2010, $213 million in 2011, and $150 million in 2012; and

•	CMS Energy’s $550 million revolving credit facility is planned for renewal in 2012.
CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with access to sources of liquidity, will be sufficient to meet cash requirements. In particular, Consumers expects to complete the renewal of its $150 million 364-day revolving credit facility in the third quarter of 2009. If access to the capital markets were to become diminished or otherwise restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. For additional details, see Note 5, Financings and Capitalization.
At June 30, 2009, CMS Energy and Consumers were each in compliance with the financial covenants in their respective debt agreements.
Cash Position, Investing, and Financing
CMS Energy’s and Consumers’ operating, investing, and financing activities meet their consolidated cash needs. At June 30, 2009, CMS Energy had $1.056 billion of consolidated cash and cash equivalents, which includes $31 million of restricted cash and cash equivalents and $11 million of cash and cash equivalents held by consolidated VIEs. At June 30, 2009, Consumers had $760 million of consolidated cash and cash equivalents, which includes $23 million of restricted cash and cash equivalents.
CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $130 million in common stock dividends and Enterprises paid $55 million in common stock dividends to CMS Energy for the six months ended June 30, 2009. For details on dividend restrictions, see Note 5, Financings and Capitalization.
Operating Activities: For the six months ended June 30, 2009, CMS Energy generated $803 million in cash from operations and Consumers generated $856 million in cash from operations. For the six months ended June 30, 2008, CMS Energy generated $651 million in cash from operations and Consumers generated $954 million in cash from operations. Specific components of cash provided by operating activities for the six months ended June 30, 2009 and 2008 are:

CMS Energy, including Consumers

		In Millions
	Six months ended June 30	2009	2008	Change

•	Net income attributable to CMS Energy	$149	$152	$(3)
•	Non-cash transactions (a)	477	480	(3)

		626	632	(6)
•	Sale of gas purchased in prior year	576	548	28
•	Purchase of gas in current year	(293)	(417)	124
•	Electric sales contract termination payment	—	(275)	275
•	Accounts receivable sales	(170)	—	(170)
•	Pension contribution	(206)	—	(206)
•	Other core working capital	243	198	45
•	Other changes in assets and liabilities, net	27	(35)	62

Net cash provided by operating activities		$803	$651	$152

Consumers

		In Millions
	Six months ended June 30	2009	2008	Change

•	Net income	$169	$190	$(21)
•	Non-cash transactions (a)	450	428	22

		619	618	1
•	Sale of gas purchased in prior year	576	548	28
•	Purchase of gas in current year	(293)	(417)	124
•	Accounts receivable sales	(170)	—	(170)
•	Pension contribution	(199)	—	(199)
•	Other core working capital	247	187	60
•	Other changes in assets and liabilities, net	76	18	58

Net cash provided by operating activities		$856	$954	$(98)

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.
For the six months ended June 30, 2009, net cash provided by operating activities at CMS Energy increased $152 million compared with 2008. This increase was due to the absence in 2009 of a payment made by CMS ERM in 2008 to terminate electricity sales agreements, partially offset by changes affecting Consumers’ cash provided by operating activities described in the following paragraph.
For the six months ended June 30, 2009, net cash provided by operating activities at Consumers decreased $98 million compared with 2008. This decrease was due primarily to a 2009 pension contribution and the absence of 2008 accounts receivable sales. These decreases were partially offset by the impact of lower gas prices on inventory purchased in 2009, collection of increased billings due to recent regulatory actions, and other timing differences.
Investing Activities: For the six months ended June 30, 2009, net cash used in investing activities was $436 million at CMS Energy and $423 million at Consumers. For the six months ended June 30, 2008, net cash used in investing activities was $344 million at CMS Energy and $345 million at Consumers. Specific components of cash used in investing activities for the six months ended June 30, 2009 and 2008 are:

CMS Energy, including Consumers

		In Millions
	Six months ended June 30	2009	2008	Change

•	Capital expenditures	$(412)	$(340)	$(72)
•	Costs to retire property and other	(24)	(4)	(20)

Net cash used in investing activities		$(436)	$(344)	$(92)

Consumers

		In Millions
	Six months ended June 30	2009	2008	Change

•	Capital expenditures	$(407)	$(338)	$(69)
•	Costs to retire property and other	(16)	(7)	(9)

Net cash used in investing activities		$(423)	$(345)	$(78)

For the six months ended June 30, 2009, net cash used in investing activities at CMS Energy increased $92 million compared with 2008. For the six months ended June 30, 2009, net cash used in investing activities at Consumers increased $78 million compared with 2008. These increases were due primarily to an increase in Consumers’ capital expenditures and costs to retire property.
Financing Activities: For the six months ended June 30, 2009, CMS Energy generated $445 million in cash from financing activities and Consumers generated $235 million in cash from financing activities. For the six months ended June 30, 2008, net cash used in financing activities was $128 million at CMS Energy and $361 million at Consumers. Specific components of cash provided by (used in) financing activities for the six months ended June 30, 2009 and 2008 are:
CMS Energy, including Consumers

		In Millions
	Six months ended June 30	2009	2008	Change

•	Issuance of FMB, convertible senior notes and senior notes	$973	$250	$723
•	Borrowings on revolving credit facility	—	225	(225)
•	Other long-term debt issuances	89	51	38
•	Retirement of debt and other debt maturity payments	(423)	(474)	51
•	Payments on revolving credit facility	(105)	(120)	15
•	Payments of common and preferred stock dividends	(63)	(47)	(16)
•	Other financing activities	(26)	(13)	(13)

Net cash provided by (used in) financing activities		$445	$(128)	$573

Consumers

		In Millions
	Six months ended June 30	2009	2008	Change

•	Issuance of FMB	$500	$250	$250
•	Retirement of debt and other debt maturity payments	(218)	(426)	208
•	Payments of common stock dividends	(130)	(168)	38
•	Stockholder’s contribution from CMS Energy	100	—	100
•	Other financing activities	(17)	(17)	—

Net cash provided by (used in) financing activities		$235	$(361)	$596

For the six months ended June 30, 2009, net cash provided by financing activities at CMS Energy increased $573 million compared with 2008. This increase was due primarily to an increase in net proceeds from issuance of long-term debt at both CMS Energy and Consumers.

For the six months ended June 30, 2009, net cash provided by financing activities at Consumers increased $596 million compared with 2008. This increase was due primarily to an increase in net proceeds from Consumers’ issuance of long-term debt and a stockholder’s contribution from CMS Energy.
For additional details on long-term debt activity, see Note 5, Financings and Capitalization.
Retirement Benefits
The following table provides the most recent estimates of pension cost and pension cash contributions:

		In Millions
	Pension Cost	Pension Contributions

CMS Energy, including Consumers
2009	$97	$206
2010	92	157
2011	88	98

Consumers
2009	$93	$199
2010	89	152
2011	85	95

Based on recent guidance from the federal Pension Protection Act of 2006, IRS notices, and the federal Worker, Retiree, and Employer Recovery Act of 2008, CMS Energy reduced its estimated pension contribution for 2009 by $94 million to $206 million. During the first six months of 2009, CMS Energy contributed $206 million to its pension fund, which includes a contribution of $199 million by Consumers. Actual future pension cost and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan participants.
For additional details on retirement benefits, see Note 8, Retirement Benefits.
Obligations And Commitments
Revolving Credit Facilities: For details on CMS Energy’s and Consumers’ revolving credit facilities, see Note 5, Financings and Capitalization.
Dividend Restrictions: For details on CMS Energy’s and Consumers’ dividend restrictions, see Note 5, Financings and Capitalization.

Off-Balance-Sheet Arrangements
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnifications, surety bonds, letters of credit, and financial and performance guarantees. Indemnifications are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies, “Guarantees.”
Sale of Accounts Receivable: Under Consumers’ revolving accounts receivable sales program, Consumers may sell up to $250 million of accounts receivable, subject to certain eligibility requirements. At June 30, 2009, $134 million of accounts receivable were eligible for sale, and no accounts receivable were sold under the program.
OUTLOOK
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and future results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see the “Forward-Looking Statements and Information” section included in this MD&A and Part II, Item 1A. Risk Factors.
Consumers’ Electric Utility Business Outlook and Uncertainties
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
Consumers’ balanced energy initiative includes plans to build an 830 MW coal-fueled plant at its Karn/Weadock generating complex near Bay City, Michigan. Consumers expects the plant to be in operation in 2017 and plans to use five-eighths of the plant’s output to serve its own customers, with the remaining output to be committed to others. The 2008 Energy Legislation provided guidelines with respect to the MPSC’s review and approval of energy resource plans and proposed power plants through the issuance of a certificate of need. Consumers plans to file a new case with the MPSC seeking a certificate of need that conforms to the legislation.
Proposed Coal Plant Projects: In October 2007, Consumers filed an air permit application with the MDEQ for its proposed coal-fueled plant. The MDEQ published Consumers’ draft air permit for public comment in March 2009 and, in response to public comments, indicated that it would require a needs-and-alternatives analysis. In June 2009, Consumers prepared and filed with the MDEQ and the MPSC a needs-and-alternatives analysis that supported Consumers’ current balanced energy initiative and the construction of its proposed coal-fueled power plant. Both the MDEQ and the MPSC published Consumers’ analysis for public comment.

Renewable Energy Plan: The 2008 Energy Legislation prescribed renewable energy standards for energy and capacity. The energy standard requires that at least ten percent of Consumers’ electric sales volume come from renewable sources by 2015 with interim target requirements. Using the guidelines of the standard, four percent of Consumers’ electric sales volume now comes from renewable sources. The capacity standard requires Consumers to add new renewable energy capacity of 200 MW by December 31, 2013, and an additional 300 MW by December 31, 2015, from owned renewable energy sources or agreements to purchase power. Consumers has secured more than 48,000 acres of land easements in Michigan’s Tuscola and Mason Counties for potential wind generation development and is collecting wind speed and other meteorological data at the sites.
In February 2009, Consumers filed its renewable energy plan with the MPSC. The plan detailed how Consumers would meet the renewable energy standards for energy and capacity, with wind generation as Consumers’ primary resource. Consumers’ plan proposed that half of the new renewable capacity would be obtained through long-term agreements to purchase power from third parties, with the remaining capacity to be supplied by facilities built and owned by Consumers. Consumers’ plan was approved by the MPSC in May 2009 with minor exceptions. It is subject to biennial review and annual cost and revenue reconciliation proceedings.
Energy Optimization Plan: The 2008 Energy Legislation requires utilities to prepare energy optimization plans and achieve annual sales reduction targets beginning in 2009 through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in natural gas use by December 31, 2015. In February 2009, Consumers filed its energy optimization plan with the MPSC. The plan detailed Consumers’ proposals for energy cost savings among all customer classes through incentives to reduce customer usage by offering customer energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. The plan also sought recovery of program costs. Consumers’ plan was approved by the MPSC in May 2009. It is subject to biennial review and annual cost and revenue reconciliation proceedings.
Electric Customer Revenue: Michigan’s economy has suffered from plant closures, restructurings, and bankruptcies in the automotive sector and from the depressed housing market. The Michigan economy also has been harmed by the present volatility in the financial and credit markets. Although Consumers’ electric utility results are not substantially dependent upon a single customer, or even a few customers, customers in the automotive sector and their direct suppliers represented four percent of Consumers’ total 2008 electric revenue and 2.5 percent of Consumers’ 2008 electric operating income.
In the second quarter of 2009, GM and Chrysler each declared bankruptcy. As a result, Consumers has charged off $3 million of accounts receivable and unbilled revenue due from those customers. Chrysler emerged from bankruptcy in June 2009, and GM emerged from bankruptcy in July 2009. Consumers could, however, incur additional charge-offs presently estimated at $7 million in the event that all direct suppliers in the automotive sector and other significant related suppliers were to declare bankruptcy. This estimate does not include the potential indirect impacts on other sectors and customers. Consumers cannot predict the financial impact of the Michigan economy on its electric customer revenue.
Electric Deliveries: Consumers expects weather-adjusted electric deliveries to decrease in 2009 by 3.5 percent compared with 2008. Consumers’ outlook for 2009 includes continuing growth in deliveries to its largest customer, which produces semiconductor and solar energy components. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2009 to decrease five percent compared with 2008. Consumers’ outlook reflects reduced deliveries associated with its investment in energy efficiency programs included in the 2008 Energy Legislation, as well as recent projections of Michigan economic conditions.
Beginning in 2010, Consumers expects economic conditions to stabilize, resulting in modestly growing deliveries of electricity through 2014. This modest growth expectation takes into account the predicted effects of energy efficiency programs. Actual deliveries will depend on:
•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.
Electric Supply Resources: Consumers, through its supply resources, which consist of electric generating plants, long-term power purchase contracts, and short-term purchases of capacity and energy, is planning to meet the resource adequacy requirements established by MISO.
Electric Transmission Expenses: Consumers expects the transmission charges it incurs to increase by $48 million in 2009 compared with 2008, due primarily to a 25 percent increase in METC and Wolverine transmission rates. This increase was included in Consumers’ 2009 PSCR plan filed with the MPSC in September 2008. For details on litigation concerning Consumers’ recovery of its electric transmission expense, see Note 3, Contingencies, “Consumers’ Electric Utility Contingencies — Litigation.”
Electric ROA: The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. However, the 2008 Energy Legislation generally limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At June 2009, alternative electric suppliers were providing 443 MW of generation service to ROA customers, a 33 percent increase from December 31, 2008. Alternative electric supply represented four percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, its costs to operate its facilities in compliance with these laws and regulations.
Clean Air Act: Consumers continues to focus on complying with the federal Clean Air Act and numerous state and federal environmental regulations. Consumers estimates expenditures of $1.36 billion from 2009 through 2017 for equipment installation to comply with a number of environmental regulations, including regulations limiting nitrogen oxides, sulfur dioxide, and mercury emissions. Consumers expects to recover these costs in customer rates.
Consumers has applied for early reduction nitrogen oxide allowances with the MDEQ. It is expected that allowances and installation of pollution control equipment will cover the shortfall in nitrogen oxide emission allowances through 2015. If the early reduction nitrogen oxide allowances are granted, no additional purchases of allowances will be necessary. Consumers also plans to purchase sulfur dioxide emission allowances, between 2012 and 2015, at an average cost of $5 million per year. Consumers expects to recover emission allowance costs from its customers through the PSCR process.
Clean Air Interstate Rule: In 2005, the EPA adopted the CAIR, which required additional coal-fueled electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The CAIR was appealed to the U.S. Court of Appeals for the District of Columbia. The court initially nullified the CAIR and the CAIR federal implementation plan in its entirety, but subsequently, the court changed course and remanded the rule to the EPA maintaining the rule in effect pending EPA revision. At this time, the CAIR remains in effect, with 2009 as the first annual nitrogen oxides compliance year. The EPA must now revise the rule to resolve the court’s concerns. The impacts of this revision are unknown, but stricter regulation is envisioned. A draft rule is expected in 2010.

State and Federal Mercury Air Rules: In 2005, the EPA issued the CAMR, which required initial reductions of mercury emissions from coal-fueled electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of the CAMR to the U.S. Court of Appeals for the District of Columbia. In 2008, the U.S. Court of Appeals for the District of Columbia determined that the rules developed by the EPA were not consistent with the Clean Air Act. The U.S. Supreme Court denied a request to review this decision. The EPA has initiated the development of a revised rule based on MACT. The rule is expected to be proposed in early 2010, at which time Consumers will have a better understanding of the potential impact.
In 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. The MDEQ has proposed a rule in response to this proposal, which is presently undergoing technical review in the state’s Office of Administrative Hearings and Rules. Consumers cannot predict the financial impact or outcome of this matter.
Greenhouse Gases: In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act, which requires reductions in emissions of greenhouse gases, including carbon dioxide. The bill proposes to reduce carbon dioxide and other greenhouse gas emissions by 3 percent below 2005 levels by 2012, 17 percent below 2005 levels by 2020, and 42 percent below 2005 levels by 2030. The bill also contains provisions for the direct granting of substantial free greenhouse gas emission allowances to load-serving entities in order to mitigate price impacts to customers. Consumers considers it likely that Congress will enact this bill or other greenhouse gas legislation, but the form of any final bill is difficult to predict. These laws, or similar state laws or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. In April 2009, the EPA issued a proposed finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare. If other administrative actions are taken, such as finalization of the proposed endangerment finding following public comment, it could lead to the regulation of carbon dioxide as a pollutant under the Clean Air Act.
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, Consumers expects to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on cost-benefit analysis in setting the national performance standards for fish protection. The EPA is planning to issue a revised draft rule in early 2010. Consumers estimates capital expenditures of $150 million to comply with these regulations.
Other electric environmental matters, including routine maintenance classification, could have a major impact on Consumers’ outlook. For additional details on these and other electric environmental matters, see Note 3, Contingencies, “Consumers’ Electric Utility Contingencies - Electric Environmental Matters.”
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ stranded cost recovery, power supply cost recovery, electric rate case, Palisades regulatory proceedings, and Big Rock decommissioning proceedings, see Note 4, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters.”

Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers expects weather-adjusted gas deliveries to decline in 2009 by five percent compared with 2008, due to continuing conservation and overall economic conditions in Michigan. In addition, Consumers expects weather-adjusted gas deliveries to decline an average of two percent annually from 2010 through 2014, which reflects expected effects of energy efficiency programs. Actual delivery levels from year to year may vary from this trend due to:
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
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ gas cost recovery, gas depreciation, gas rate case, and lost and unaccounted for gas, see Note 4, Utility Rate Matters, “Consumers’ Gas Utility Rate Matters.”
Enterprises’ Outlook and Uncertainties
The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.
Trends and uncertainties that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•	the impact of indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	the impact of representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with the sales of assets;

•	the impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings; and

•	the impact of economic conditions in Michigan, including population trends and housing activity.
For additional details regarding Enterprises’ uncertainties, see Note 3, Contingencies and Part II, Item 1. Legal Proceedings.

Other Outlook and Uncertainties
Advanced Metering Infrastructure: Consumers’ development of an advanced metering infrastructure system is proceeding as planned. This system is designed to provide two-way communications between Consumers and its customers and should allow Consumers to read meters, receive outage and restoration notification, and turn service on and off without visiting the meter. It should enable customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in higher energy efficiency and environmental benefits. Due to this system’s complexity and relative market immaturity, Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment. Consumers will also make certain modifications to its software to enable the new system. Mass deployment of the system and installation of new meters is planned for 2011.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as a party in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3, Contingencies and Part II, Item 1. Legal Proceedings.
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets, is a state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $196 million at June 30, 2009. Its loan portfolio was funded primarily by deposit liabilities of $160 million and borrowings from the U.S. Federal Reserve bank of $19 million. Twelve-month rolling average default rates on loans held by EnerBank have risen from 1.4 percent at December 31, 2008 to 2.0 percent at June 30, 2009. Due to the economic downturn, EnerBank expects the level of loan defaults to continue to increase throughout the remainder of 2009 and into 2010, returning to lower levels thereafter.
NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 1, Accounting Policies.

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

Operating Revenue	$1,228	$1,365	$3,334	$3,549

Loss from Equity Method Investees	—	(1)	(1)	(2)

Operating Expenses
Fuel for electric generation	118	135	253	297
Purchased and interchange power	282	297	571	620
Cost of gas sold	208	351	1,171	1,335
Other operating expenses	254	209	481	397
Maintenance	63	49	111	89
Depreciation and amortization	121	128	294	301
General taxes	48	48	113	108
Gain on asset sales, net	(8)	(8)	(8)	(8)

	1,086	1,209	2,986	3,139

Operating Income	142	155	347	408

Other Income (Deductions)
Interest and dividends	6	9	11	18
Regulatory return on capital expenditures	6	8	13	16
Other income	33	3	38	6
Other expense	(3)	(5)	(5)	(6)

	42	15	57	34

Interest Charges
Interest on long-term debt	95	87	184	176
Interest on long-term debt — related parties	3	4	6	7
Other interest	8	7	16	18
Capitalized interest	(1)	(1)	(2)	(3)

	105	97	204	198

Income Before Income Taxes	79	73	200	244
Income Tax Expense	29	24	77	87

Income from Continuing Operations	50	49	123	157
Income (Loss) From Discontinued Operations, Net of Tax (Tax Benefit) of $19, $(1), $19 and $(1)	29	(1)	29	(1)

Net Income	79	48	152	156
Income Attributable to Noncontrolling Interests	2	1	3	4

Net Income Attributable to CMS Energy	77	47	149	152
Preferred Stock Dividends	3	3	6	6

Net Income Available to Common Stockholders	$74	$44	$143	$146

The accompanying notes are an integral part of these statements.

		In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

CMS Energy
Net Income Available to Common Stockholders	$74	$44	$143	$146

Basic Earnings Per Average Common Share
Income from Continuing Operations	$0.20	$0.21	$0.50	$0.65
Income (Loss) from Discontinued Operations	0.13	(0.01)	0.13	(0.01)

Net Income Attributable to Common Stock	$0.33	$0.20	$0.63	$0.64

Diluted Earnings Per Average Common Share
Income from Continuing Operations	$0.19	$0.19	$0.48	$0.61
Income (Loss) from Discontinued Operations	0.13	(0.01)	0.13	(0.01)

Net Income Attributable to Common Stock	$0.32	$0.18	$0.61	$0.60

Dividends Declared Per Common Share	$0.125	$0.09	$0.25	$0.18

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Six Months Ended June 30	2009	2008

Cash Flows from Operating Activities
Net income attributable to CMS Energy	$149	$152
Adjustments to reconcile net income attributable to CMS Energy to net cash provided by operating activities
Depreciation and amortization	294	301
Deferred income taxes and investment tax credit	94	81
Income attributable to noncontrolling interests	3	4
Regulatory return on capital expenditures	(13)	(16)
Postretirement benefits expense	91	76
Capital lease and other amortization	19	23
Gain on indemnification	(50)	—
Gain on sale of assets	(3)	(8)
Gain on extinguishment of long-term debt — related parties	(28)	—
Increase in environmental remediation accrual	35	—
Bad debt expense	34	17
Loss from equity method investees	1	2
Postretirement benefits contributions	(232)	(25)
Electric sales contract termination payment	—	(275)
Changes in other assets and liabilities:
Decrease in accounts receivable and accrued revenue	115	187
Decrease in accrued power supply and gas revenue	5	40
Decrease in inventories	267	139
Increase (decrease) in accounts payable	(26)	3
Decrease in accrued expenses	(7)	(49)
Decrease in other current and non-current assets	110	111
Decrease in other current and non-current liabilities	(55)	(112)

Net cash provided by operating activities	803	651

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(412)	(340)
Cost to retire property	(25)	(12)
Proceeds for sale of assets	7	—
Restricted cash and cash equivalents	6	7
Other investing	(12)	1

Net cash used in investing activities	(436)	(344)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	973	475
Proceeds from EnerBank notes, net	4	7
Issuance of common stock	5	4
Retirement of bonds and other long-term debt, including related parties	(443)	(550)
Payment of common stock dividends	(57)	(41)
Payment of preferred stock dividends	(6)	(6)
Payment of capital and finance lease obligations	(12)	(12)
Debt issuance costs, financing fees, and other	(19)	(5)

Net cash provided by (used in) financing activities	445	(128)

Net Increase in Cash and Cash Equivalents	812	179

Cash and Cash Equivalents, Beginning of Period	213	348

Cash and Cash Equivalents, End of Period	$1,025	$527

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	June 30	December 31
	2009	2008

Plant and Property (at cost)
Electric utility	$9,235	$8,965
Gas utility	3,667	3,622
Enterprises	395	390
Other	33	33

	13,330	13,010
Less accumulated depreciation, depletion and amortization	4,462	4,428

	8,868	8,582
Construction work in progress	553	608

	9,421	9,190

Investments
Enterprises	4	5
Other	6	6

	10	11

Current Assets
Cash and cash equivalents	1,025	213
Restricted cash and cash equivalents	31	35
Accounts receivable and accrued revenue, less allowances of $31 in 2009 and $26 in 2008	701	851
Notes receivable	87	95
Accrued power supply and gas revenue	2	7
Inventories at average cost
Gas in underground storage	887	1,168
Materials and supplies	115	110
Generating plant fuel stock	136	127
Deferred property taxes	128	165
Regulatory assets — postretirement benefits	19	19
Prepayments and other	25	37

	3,156	2,827

Non-current Assets
Regulatory assets
Securitized costs	392	416
Postretirement benefits	1,386	1,431
Customer Choice Act	68	90
Other	469	482
Notes receivable, less allowances of $5 in 2009 and $34 in 2008	196	186
Other	179	268

	2,690	2,873

Total Assets	$15,277	$14,901

The accompanying notes are an integral part of these statements.

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

		In Millions
	June 30	December 31
	2009	2008

Capitalization
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 227.0 shares in 2009 and 226.4 shares in 2008	$2	$2
Other paid-in capital	4,552	4,533
Accumulated other comprehensive loss	(27)	(28)
Accumulated deficit	(1,945)	(2,031)

	2,582	2,476
Noncontrolling interests	51	52
Preferred stock of subsidiary	44	44
Preferred stock	243	243

Total equity	2,920	2,815

Long-term debt	6,356	5,837
Long-term debt — related parties	34	178
Non-current portion of capital and finance lease obligations	197	206

	9,507	9,036

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	604	514
Notes payable	19	—
Accounts payable	406	466
Accrued rate refunds	58	7
Accrued interest	113	107
Accrued taxes	225	289
Deferred income taxes	129	100
Regulatory liabilities	114	120
Other	155	260

	1,823	1,863

Non-current Liabilities
Regulatory liabilities
Cost of removal	1,227	1,203
Income taxes, net	532	519
Other	146	146
Postretirement benefits	1,324	1,502
Asset retirement obligation	211	206
Deferred investment tax credit	53	54
Deferred income taxes	114	55
Other	340	317

	3,947	4,002

Commitments and Contingencies (Notes 3, 5 and 7)

Total Stockholders’ Investment and Liabilities	$15,277	$14,901

CMS Energy Corporation
Consolidated Statements of Common Stockholders’ Equity
(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,538	4,520	4,533	4,517
Common stock issued	3	5	8	8
Conversion option on convertible debt	11	—	11	—

At end of period	4,552	4,525	4,552	4,525

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(27)	(16)	(27)	(15)
Retirement benefits liability adjustments (a)	—	—	—	(1)

At end of period	(27)	(16)	(27)	(16)

Investments
At beginning of period	(4)	(4)	—	—
Unrealized gain (loss) on investments (a)	5	(1)	1	(5)

At end of period	1	(5)	1	(5)

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

Foreign currency translation
At beginning of period	—	(128)	—	(128)
Sale of interests in TGN (a)	—	128	—	128

At end of period	—	—	—	—

Total Accumulated Other Comprehensive Loss	(27)	(22)	(27)	(22)

Accumulated Deficit
At beginning of period	(1,991)	(2,151)	(2,031)	(2,227)
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	—	—	(2)
Net income attributable to CMS Energy (a)	77	47	149	152
Preferred stock dividends declared	(3)	(3)	(6)	(6)
Common stock dividends declared	(28)	(21)	(57)	(41)

At end of period	(1,945)	(2,128)	(1,945)	(2,128)

Total Common Stockholders’ Equity	$2,582	$2,377	$2,582	$2,377

The accompanying notes are an integral part of these statements.

				In Millions
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

(a) Disclosure of Comprehensive Income:

Net income attributable to CMS Energy	$77	$47	$149	$152

Retirement benefits liability adjustments, net of tax of $-, $-, $-, and $2, respectively	—	—	—	(1)

Unrealized gain (loss) on investments, net of tax (tax benefit) of $-, $(1), $-, and $(3), respectively	5	(1)	1	(5)

Sale of interests in TGN, net of tax of $69	—	128	—	128

Total Comprehensive Income	$82	$174	$150	$274

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

Operating Revenue	$1,184	$1,263	$3,218	$3,354

Operating Expenses
Fuel for electric generation	105	118	216	245
Purchased and interchange power	280	293	564	610
Purchased power — related parties	17	17	35	37
Cost of gas sold	195	289	1,131	1,233
Other operating expenses	200	194	409	364
Maintenance	54	44	98	80
Depreciation and amortization	118	124	288	294
General taxes	46	45	107	102
Gain on asset sales, net	(3)	—	(3)	—

	1,012	1,124	2,845	2,965

Operating Income	172	139	373	389

Other Income (Deductions)
Interest	5	9	10	16
Regulatory return on capital expenditures	6	8	13	16
Other income	3	2	8	5
Other expense	(2)	(5)	(4)	(6)

	12	14	27	31

Interest Charges
Interest on long-term debt	65	55	124	113
Other interest	5	4	10	11
Capitalized interest	(1)	(1)	(2)	(3)

	69	58	132	121

Income Before Income Taxes	115	95	268	299

Income Tax Expense	44	35	99	109

Net Income	71	60	169	190

Preferred Stock Dividends	—	—	1	1

Net Income Available to Common Stockholder	$71	$60	$168	$189

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Six Months Ended June 30	2009	2008

Cash Flows from Operating Activities
Net income	$169	$190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	288	294
Deferred income taxes and investment tax credit	46	44
Regulatory return on capital expenditures	(13)	(16)
Postretirement benefits expense	89	74
Capital lease and other amortization	13	16
Bad debt expense	30	16
Gain on sale of assets	(3)	—
Postretirement benefits contributions	(225)	(24)
Changes in assets and liabilities:
Decrease in accounts receivable, notes receivable and accrued revenue	114	199
Decrease in accrued power supply and gas revenue	5	40
Decrease in inventories	266	122
Decrease in accounts payable	(20)	(3)
Increase in accrued expenses	2	7
Decrease in other current and non-current assets	112	101
Decrease in other current and non-current liabilities	(17)	(106)

Net cash provided by operating activities	856	954

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(407)	(338)
Cost to retire property	(25)	(12)
Proceeds from sale of assets	7	—
Restricted cash and cash equivalents	2	5

Net cash used in investing activities	(423)	(345)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	500	250
Retirement of long-term debt	(218)	(426)
Payment of common stock dividends	(130)	(168)
Payment of capital and finance lease obligations	(12)	(12)
Stockholder’s contribution	100	—
Payment of preferred stock dividends	(1)	(1)
Debt issuance and financing costs	(4)	(4)

Net cash provided by (used in) financing activities	235	(361)

Net Increase in Cash and Cash Equivalents	668	248

Cash and Cash Equivalents, Beginning of Period	69	195

Cash and Cash Equivalents, End of Period	$737	$443

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	June 30	December 31
	2009	2008

Plant and Property (at cost)
Electric utility	$9,235	$8,965
Gas utility	3,667	3,622
Other	15	15

	12,917	12,602
Less accumulated depreciation, depletion, and amortization	4,271	4,242

	8,646	8,360
Construction work in progress	553	607

	9,199	8,967

Investments
Stock of affiliates	22	19

Current Assets
Cash and cash equivalents	737	69
Restricted cash and cash equivalents	23	25
Accounts receivable and accrued revenue, less allowances of $28 in 2009 and $24 in 2008	683	829
Notes receivable	80	93
Accrued power supply and gas revenue	2	7
Accounts receivable — related parties	1	2
Inventories at average cost
Gas in underground storage	885	1,168
Materials and supplies	108	103
Generating plant fuel stock	130	118
Deferred property taxes	128	165
Regulatory assets — postretirement benefits	19	19
Prepayments and other	21	30

	2,817	2,628

Non-current Assets
Regulatory assets
Securitized costs	392	416
Postretirement benefits	1,386	1,431
Customer Choice Act	68	90
Other	469	482
Other	124	213

	2,439	2,632

Total Assets	$14,477	$14,246

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

		In Millions
	June 30	December 31
	2009	2008

Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	$841	$841
Other paid-in capital	2,582	2,482
Accumulated other comprehensive income (loss)	3	(1)
Retained earnings	421	383

	3,847	3,705
Preferred stock	44	44

Total equity	3,891	3,749

Long-term debt	4,081	3,908
Non-current portion of capital and finance lease obligations	197	206

	8,169	7,863

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	515	408
Accounts payable	394	444
Accrued rate refunds	58	7
Accounts payable — related parties	10	14
Accrued interest	78	69
Accrued taxes	232	289
Deferred income taxes	232	277
Regulatory liabilities	114	120
Other	118	151

	1,751	1,779

Non-current Liabilities
Deferred income taxes	872	792
Regulatory liabilities
Cost of removal	1,227	1,203
Income taxes, net	532	519
Other	146	146
Postretirement benefits	1,266	1,436
Asset retirement obligations	210	205
Deferred investment tax credit	53	54
Other	251	249

	4,557	4,604

Commitments and Contingencies (Notes 3, 5 and 7)

Total Stockholder’s Investment and Liabilities	$14,477	$14,246

Consumers Energy Company
Consolidated Statements of Common Stockholder’s Equity
(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,482	2,482	2,482	2,482
Stockholder’s contribution	100	—	100	—

At end of period	2,582	2,482	2,582	2,482

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(7)	(9)	(7)	(15)
Retirement benefits liability adjustments (b)	—	—	—	6

At end of period	(7)	(9)	(7)	(9)

Investments
At beginning of period	7	7	6	15
Unrealized gain (loss) on investments (b)	3	1	4	(7)

At end of period	10	8	10	8

Total Accumulated Other Comprehensive Income (Loss)	3	(1)	3	(1)

Retained Earnings
At beginning of period	408	334	383	324
Effects of changing the retirement plans measurement date pursuant to SFAS No. 158
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	—	—	(2)
Net income (b)	71	60	169	190
Common stock dividends declared	(58)	(55)	(130)	(168)
Preferred stock dividends declared	—	—	(1)	(1)

At end of period	421	339	421	339

Total Common Stockholder’s Equity	$3,847	$3,661	$3,847	$3,661

The accompanying notes are an integral part of these statements.

				In Millions
	Three Months Ended		Six Months Ended
June 30	2009	2008	2009	2008

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Net income	$71	$60	$169	$190

Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $-, $-, $-, and $2, respectively	—	—	—	6

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $-, $1, $-, and $(3), respectively	3	1	4	(7)

Total Comprehensive Income	$74	$61	$173	$189

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy and Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and Note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. CMS Energy and Consumers have reclassified certain prior year amounts to conform to the presentation in the current year. The Consolidated Financial Statements for the six months ended June 30, 2008 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s and Consumers’ 2008 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
These interim Consolidated Financial Statements and accompanying Note disclosures include the evaluation of subsequent events through July 30, 2009, the date of issuance.
1: ACCOUNTING POLICIES
SIGNIFICANT ACCOUNTING POLICIES
Self-implemented Rates: Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue an order, the filed rates are considered approved. If the MPSC issues an order, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund.
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51: Under this standard, which was effective for CMS Energy and Consumers January 1, 2009, ownership interests in subsidiaries held by third parties, previously referred to as minority interests, are presented as noncontrolling interests and shown separately on the parent’s balance sheet within equity. In addition, net income attributable to noncontrolling interests is included in net income on the income statement. CMS Energy has applied these provisions to current and prior periods presented in its consolidated financial statements. The standard had no impact on Consumers’ consolidated financial statements for the periods presented. The standard also affects the accounting for changes in a parent’s ownership interest, including deconsolidation of a subsidiary. CMS Energy and Consumers will apply these provisions of the standard to any such future transactions.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133: This standard, which was effective for CMS Energy and Consumers January 1, 2009, requires enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for, and how derivatives and any related hedged items affect financial position, financial performance, and cash flows. The standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position. For additional details on CMS Energy’s and Consumers’ derivatives, see Note 7, Financial and Derivative Instruments.
FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement): This standard, which was effective for CMS Energy and Consumers January 1, 2009, requires CMS Energy to account for the liability and equity components of its convertible debt securities separately and in a manner that reflects CMS Energy’s borrowing rate for nonconvertible debt. The following table summarizes the effects of adopting this standard on CMS Energy’s consolidated financial statements:

Increases (decreases)	In Millions, Except Per Share Amounts
Three months ended June 30	2009	2008

Interest on long-term debt	$2	$3
Income tax expense	(1)	(1)

Net income	$(1)	$(2)

Earnings Per Average Common Share
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Six months ended June 30	2009	2008

Interest on long-term debt	$4	$5
Income tax expense	(2)	(2)

Net income	$(2)	$(3)

Earnings Per Average Common Share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Increases (decreases)	December 31, 2008	January 1, 2008

Assets
Non-current deferred income tax assets	$—	$(12)

Liabilities
Long-term debt	$(22)	$(30)
Non-current deferred income tax liabilities	9	—

Total	$(13)	$(30)

Common Stockholders’ Equity
Other paid-in capital	$37	$37
Accumulated deficit	24	19

Total	$13	$18

The standard had no impact on Consumers’ consolidated financial statements. For additional details on CMS Energy’s convertible debt instruments, see Note 5, Financings and Capitalization.
FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: Under this standard, which was effective for CMS Energy and Consumers

January 1, 2009, share-based payment awards that accrue cash dividends when common shareholders receive dividends are considered participating securities if the dividends are not required to be returned to the company when the employee forfeits the award. The standard applies to CMS Energy’s outstanding unvested restricted stock awards, which are considered participating securities and thus are included in the computation of basic EPS. Implementation of the standard for CMS Energy did not have a material impact for the six months ended June 30, 2009 or 2008. Retrospective implementation of the standard at CMS Energy will reduce basic and diluted EPS by $0.01 for the year ended December 31, 2008. The standard had no impact on Consumers’ consolidated financial statements.
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: The standard, which was effective for the quarter ended June 30, 2009 for CMS Energy and Consumers, provides guidance on determining whether there has been a significant decrease in market activity for an asset or liability and whether quoted prices may reflect distressed transactions. The guidance indicates that entities should not rely on distressed prices in determining fair value, but may instead use alternative valuation techniques, such as discounting future cash flows assuming an orderly transaction. The standard requires quarterly disclosures about the inputs and valuation techniques used in fair value measurements. Previously, these disclosures were required only annually. See Note 2, Fair Value Measurements, for the required disclosures. The standard had no impact on CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments: The standard, which was effective for the quarter ended June 30, 2009 for CMS Energy and Consumers, amends the other-than-temporary impairment guidance for debt securities. Entities no longer need to assert both the intent and ability to hold an impaired debt security until recovery to avoid recording an other-than-temporary impairment. Instead, an entity must consider whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security prior to recovery. If either of these criteria are met, the full impairment should be recognized in earnings. If neither criterion is met, only impairments due to credit losses should be recorded to earnings, while impairments related to other factors should be recorded to other comprehensive income. The standard also includes additional disclosure requirements. The standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements; however, the new guidance will be incorporated in future assessments of other-than-temporary impairments of debt securities.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments: This standard, which was effective for the quarter ended June 30, 2009 for CMS Energy and Consumers, requires quarterly disclosures of the fair values of financial instruments. Previously, these disclosures were required only annually. The standard also requires quarterly disclosure of the methods and significant assumptions used in the fair value measurements. The standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock: This standard, which was effective for CMS Energy and Consumers January 1, 2009, establishes new criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock” for the purpose of assessing potential derivative accounting or balance sheet classification. This guidance applies to the equity conversion features in CMS Energy’s contingently convertible senior notes and preferred stock. Under the new criteria, these features remain exempt from derivative accounting, and thus, this standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements.
EITF Issue 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement: This standard, which was effective for CMS Energy and Consumers January 1, 2009, concludes that the fair value measurement of a liability should not consider the effect of a third-party credit enhancement or guarantee supporting the liability. To comply with the standard, CMS Energy and

Consumers adjusted the methods they use to determine the fair values of certain long-term debt instruments for their fair value disclosures, resulting in a minor reduction in the fair values disclosed. For the fair value disclosures, see Note 7, Financial and Derivative Instruments. The standard had no impact on CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE
SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140: This standard, which will be effective for CMS Energy and Consumers January 1, 2010, removes the concept of a qualifying special purpose entity (QSPE) from guidance relating to transfers of financial assets and extinguishments of liabilities. It also removes the exceptions from applying guidance relating to VIEs to QSPEs. The standard revises and clarifies when an entity is required to derecognize a financial asset that it has transferred to another entity. It further clarifies how to measure beneficial interests received as proceeds in connection with a transfer of a financial asset, and introduces the concept of a “participating interest,” the conditions of which must be met for a partial asset transfer to qualify for sale accounting treatment. The standard also requires enhanced disclosures related to continuing involvement with transferred financial assets. CMS Energy and Consumers are evaluating the impact of this standard on their consolidated financial statements.
SFAS No. 167, Amendments to FASB Interpretation No. 46(R): This standard, which will be effective for CMS Energy and Consumers January 1, 2010, amends FIN 46(R) to replace the quantitative calculation of risks and rewards used to determine which enterprise, if any, has a controlling financial interest in a VIE. The standard establishes a qualitative approach focused on identifying which enterprise (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity. The standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. CMS Energy and Consumers are evaluating the impact of this standard on their consolidated financial statements.
FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets: This standard, which will be effective for the year ending December 31, 2009 for CMS Energy and Consumers, requires expanded annual disclosures about postretirement benefit plan assets. The required disclosures include information about investment allocation decisions, major categories of plan assets, the inputs and valuation techniques used in the fair value measurements, the effects of significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. The standard will not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
2: FAIR VALUE MEASUREMENTS
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When measuring fair value, CMS Energy and Consumers are required to incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. A fair value hierarchy prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. These markets must be accessible to CMS Energy and Consumers at the measurement date.

•	Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

•	Level 3 inputs are unobservable inputs that reflect CMS Energy’s or Consumers’ own assumptions about how market participants would value their assets and liabilities.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at June 30, 2009:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$985	$985	$—	$—
Restricted cash equivalents	5	5	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP
Equity securities	41	41	—	—
Debt securities	27	—	27	—
Derivative instruments (a)	1	—	1	—

Total	$1,063	$1,035	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments (b)	17	3	3	11

Total (c)	$22	$8	$3	$11

Consumers
Assets:
Cash equivalents	$713	$713	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	22	22	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP
Equity securities	27	27	—	—
Debt securities	18	—	18	—

Total	$788	$770	$18	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—

Total (c)	$3	$3	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $3 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At June 30, 2009, CMS Energy’s liabilities classified as Level 3 represent 50 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.

The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2008:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$176	$176	$—	$—
Restricted cash equivalents	5	5	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP
Equity securities	39	39	—	—
Debt securities	29	—	29	—
Derivative instruments (a)	1	—	1	—

Total	$255	$225	$30	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments (b)	20	2	2	16

Total (c)	$25	$7	$2	$16

Consumers
Assets:
Cash equivalents	$56	$56	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	19	19	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP
Equity securities	25	25	—	—
Debt securities	19	—	19	—

Total	$127	$108	$19	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—
Derivative instruments	1	—	1	—

Total (c)	$4	$3	$1	$—

(a)	This amount is gross and excludes the immaterial impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the immaterial impact of offsetting derivative assets and liabilities under master netting arrangements and the $2 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2008, CMS Energy’s liabilities classified as Level 3 represent 64 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. The funds invest in U.S. Treasury notes, other government-backed securities, and repurchase agreements collateralized by U.S. Treasury notes.
Nonqualified Deferred Compensation Plan Assets: CMS Energy’s and Consumers’ nonqualified deferred compensation plan assets are invested in various mutual funds. CMS Energy and Consumers value these assets using a market approach, using the daily quoted NAV provided by the fund managers that are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers report these assets in Other non-current assets on their Consolidated Balance Sheets.
SERP Assets: CMS Energy and Consumers value their SERP assets using a market approach, incorporating prices and other relevant information from market transactions. The SERP equity securities consist of an investment in a Standard & Poor’s 500 Index mutual fund. The fund’s equity securities are listed on an active exchange. The fair value of the SERP equity securities is based on the NAV of the mutual fund, derived from the daily closing prices of the equity securities held by the fund. The NAV is the basis for transactions to buy or sell shares in the fund.
CMS Energy and Consumers value their SERP debt securities, which are investment grade municipal bonds, using a matrix pricing model that incorporates market-based information. The fair value of the SERP debt securities is derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade municipal securities normally considered by market participants when pricing such debt securities. CMS Energy and Consumers report their SERP assets in Other non-current assets on their Consolidated Balance Sheets. For additional details about SERP securities, see Note 7, Financial and Derivative Instruments.
Nonqualified Deferred Compensation Plan Liabilities: CMS Energy and Consumers value their non-qualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what CMS Energy and Consumers owe the plan participants in accordance with their investment elections. CMS Energy reports these liabilities, except for liabilities related to its DSSP, in Other non-current liabilities on its Consolidated Balance Sheets; its DSSP liability is included in Non-current postretirement benefits. Consumers reports all of its nonqualified deferred compensation plan liabilities in Other non-current liabilities on its Consolidated Balance Sheets.
Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. They use various inputs to value the derivatives depending on the type of contract and the availability of market data. CMS Energy has exchange-traded derivative contracts that are valued based on Level 1 quoted prices in actively traded markets, as well as derivatives that are valued using Level 2 inputs, including commodity market prices, interest rates, credit ratings, default rates, and market-based seasonality factors. CMS Energy also has derivative instruments that extend beyond time periods in which quoted prices are available. For these instruments, CMS Energy uses modeling methods to project future prices. Such fair value measurements are classified in Level 3 unless modeling was required only for an insignificant portion of the total derivative value.
CMS Energy’s derivatives include an electricity sales agreement held by CMS ERM. This agreement, classified as Level 3, extends beyond the term for which quoted electricity prices are available. To value this agreement, CMS Energy uses a proprietary forward power pricing curve that is based on forward gas prices and an implied heat rate. CMS Energy also increases the fair value of the liability for this agreement by an amount that reflects the uncertainty of its model.

For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. Adjustments for credit risk using the approach outlined above are not materially different from the adjustments that would result from using credit default swap rates for the contracts presently held. For details about derivative contracts, see Note 7, Financial and Derivative Instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Level 3 Inputs
The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy:

In Millions
Three months ended June 30	2009	2008

Balance at April 1	$(10)	$(21)
Total gains (realized and unrealized) Included in earnings (a)	—	(3)
Purchases, sales, issuances, and settlements (net)	(1)	—

Balance at June 30	(11)	(24)

Unrealized gains (losses) included in earnings for the quarter ended June 30 relating to assets and liabilities still held at June 30 (a)	$(1)	$(4)

In Millions
Six months ended June 30	2009	2008

Balance at January 1	$(16)	$(19)
Total gains (realized and unrealized) Included in earnings (a)	6	(6)
Purchases, sales, issuances, and settlements (net)	(1)	1

Balance at June 30	(11)	(24)

Unrealized gains (losses) included in earnings for the six months ended June 30 relating to assets and liabilities still held at June 30 (a)	$4	$(8)

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue or Operating Expenses in its Consolidated Statements of Income.
3: CONTINGENCIES
CMS ENERGY CONTINGENCIES
Gas Index Price Reporting Investigation: In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications, which compile and report index prices. CMS Energy cooperated with an investigation by the DOJ regarding this matter. Although CMS Energy has not received any formal notification that the DOJ has completed its investigation, the DOJ’s last request for information occurred in 2003, and CMS Energy completed its response to this request in 2004. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on its business.
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company are named as defendants in various class action and individual lawsuits arising as a result of allegedly inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin.
In 2007, CMS MST settled a master class action suit in California state court for $7 million and the CMS Energy defendants settled four class action suits originally filed in California federal court. CMS MST is the only remaining defendant in the California state court cases. In July 2009, CMS MST entered into a settlement of the remaining California state court cases. The settlement amount is immaterial to CMS Energy.
All CMS Energy defendants were dismissed from the Missouri Public Service Commission case, a state action, and the Breckenridge case, a federal action. Appeals are pending in both cases. CMS Energy was also dismissed from three federal cases, while the other CMS Energy defendants remain. CMS Energy defendants were also dismissed from a federal case in Wisconsin, but the plaintiffs have filed a motion for reconsideration and refiled the complaint in Michigan federal court. The Michigan case was transferred to the multi-district litigation proceeding in Nevada. In addition, the Tennessee Supreme Court has granted the CMS Energy defendants’ application for leave to appeal the Tennessee class action lawsuit. Other cases in several jurisdictions remain pending.
Another class action complaint was filed in March 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants, along with 19 other non-CMS Energy companies, alleging conspiracy to restrain trade through inaccurate natural gas price reporting. Defendants removed the case to federal court in Wisconsin and it was transferred through the multi-district litigation process to the consolidated actions in Nevada. CMS Energy cannot predict the financial impact or outcome of these matters.
Bay Harbor: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, and under an agreement with the MDEQ, third parties constructed a golf course and park over several abandoned CKD piles left over from the former cement plant operations on the Bay Harbor site. The third parties also undertook a series of remedial actions, including constructing a leachate collection system at an identified seep. Leachate is produced when water enters into the CKD piles. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under environmental indemnities entered into at the start of the project.
In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an AOC under Superfund and approved a Removal Action Work Plan to address contamination issues at Bay Harbor. Collection systems required under the plan have been installed and effectiveness monitoring of the systems at the shoreline is ongoing. CMS Land, CMS Capital, and the EPA have agreed upon augmentation measures to address areas where pH measurements are not satisfactory. The augmentation measures are being implemented and are expected to be completed this year.
In 2008, the MDEQ and the EPA granted permits for CMS Land or its affiliate, Beeland, to construct and operate a deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. One appeal relating to the permit remains pending in the state court. Groups opposed to the injection well filed a lawsuit in Antrim County against development of the well and in January 2009, the trial judge issued an injunction. Beeland filed an application for leave to appeal the court’s order with the Michigan Court of Appeals and the Michigan Supreme Court. Both appeals were denied.

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
CMS Energy has recorded a cumulative charge related to Bay Harbor, including accretion expense, of $177 million, of which $36 million was recorded in the second quarter of 2009. Several factors contributed to the revised remediation cost estimates in the second quarter of 2009. These factors include increased costs related to the disposal of collected leachate and delays in identifying and securing a long-term water management solution. In addition, CMS Land and CMS Capital are projecting higher costs for operating and maintaining the existing collection system.
At June 30, 2009, CMS Energy had a recorded liability of $90 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.32 percent and an inflation rate of 1 percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on June 30, 2009. The undiscounted amount of the remaining obligation is $116 million. CMS Energy expects to pay $22 million in 2009, $13 million in 2010, $6 million in 2011, and the remainder on long-term liquid disposal and operating and maintenance costs.
CMS Energy’s estimate of remedial action costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:
•	an increase in the number of contamination areas;

•	different remediation techniques;

•	the nature and extent of contamination;

•	continued inability to reach agreement with the MDEQ or the EPA over required remedial actions;

•	delays in the receipt of requested permits;

•	delays following the receipt of any requested permits due to legal appeals of third parties;

•	further increases in water disposal costs;

•	delays in developing a long-term water disposal option;

•	additional or new legal or regulatory requirements; or

•	new or different landowner claims.
Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively impact CMS Energy’s financial results. CMS Energy cannot predict the financial impact or outcome of this matter.
Quicksilver Resources, Inc.: In 2001, Quicksilver sued CMS MST in Texas state court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The jury verdict awarded Quicksilver no compensatory damages but $10 million in punitive damages. In 2007, the trial court nullified the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. In June 2009, the Texas Court of Appeals ruled in favor of CMS MST and, pursuant to a settlement agreement to end the litigation, Quicksilver paid $5 million to CMS MST, which caused CMS Energy to recognize a $5 million credit to Cost of gas sold. The parties have agreed not to appeal. The Quicksilver matter has now been resolved.
State Street Bank and TSU Litigation: In 1998, CMS Viron installed a number of energy savings measures at TSU. CMS Viron sold the master lease for the project to a third-party, which transferred its interest to State Street Bank. Although TSU accepted the improvements, it refused to pay on the grounds that the Texas Board of Higher Education had not approved the expenditure. In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of warranty. The plaintiffs are seeking $6 million plus interest from CMS Viron. CMS Viron has filed a motion for summary disposition. The trial is scheduled to begin in August 2009. CMS Viron believes it has a valid defense to the claim, but cannot predict the outcome of this litigation.
Equatorial Guinea Tax Claim: In 2004, CMS Energy received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnity claim relates to the sale of CMS Energy’s oil, gas and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that CMS Energy owes $142 million in taxes in connection with that sale. CMS Energy concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. The government of Equatorial Guinea has indicated that it still intends to pursue its claim. CMS Energy cannot predict the financial impact or outcome of this matter.
Moroccan Tax Claim: In 2007, CMS Energy sold its 50 percent interest in Jorf Lasfar. As part of the sale agreement, CMS Energy agreed to indemnify the purchaser for 50 percent of any tax assessments on Jorf Lasfar attributable to tax years prior to the sale. In 2007, the Moroccan tax authority concluded its audit of Jorf Lasfar for tax years 2003 through 2005. The audit asserted deficiencies in certain corporate and withholding taxes. In January 2009, CMS Energy paid $18 million, which it charged against a tax indemnification liability established when it recorded the sale of Jorf Lasfar, and accordingly, the payment did not affect earnings. The Moroccan tax authority may also assess taxes for 2006. At June 30, 2009, CMS Energy had a recorded liability of $4 million for its potential indemnity obligation for corporate and withholding taxes for 2006. CMS Energy cannot predict the financial impact or outcome of this matter.
Marathon Indemnity Claim regarding F.T. Barr Claim: In 2001, F. T. Barr, an individual with an overriding royalty interest in production from the Alba field, filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. CMS Oil and Gas believes that Barr was properly paid on gas sales and that he was not entitled to the additional overriding royalty payment sought. All parties signed a confidential settlement agreement in 2004. The settlement resolved claims between Barr and the defendants, and the involved CMS Energy entities reserved all defenses to any indemnity claim relating to the settlement. Issues exist between Marathon and certain present or former CMS Energy entities as to the existence and scope of any indemnity obligation to Marathon in connection with the matter. In April 2008, Marathon indicated its intent to pursue the indemnity claim, and certain present and former CMS Energy entities and Marathon entered into a one-year agreement tolling the statute of limitations on any claim by Marathon under the indemnity. In April 2009, certain Marathon entities filed a case in the United States District Court for the Southern District of Texas against Enterprises for indemnification. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it. CMS Energy entities also will assert that Marathon has suffered minimal, if any, damages. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.

CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under the NREPA, Consumers will ultimately incur investigation and response activity costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies. At June 30, 2009, Consumers had a recorded liability of $1 million, the minimum amount in the range of its estimated probable NREPA liability, in accordance with applicable accounting standards.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. However, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $2 million and $11 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2009, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability, in accordance with applicable accounting standards.
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
Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received a NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. The utility boilers are located at the Karn/Weadock Generating Complex, Campbell Plant, Cobb Electric Generating Station and Whiting Plant, which are all in Michigan. Consumers has responded formally to the NOV/FOV denying the allegations and is awaiting the EPA’s response to its submission.
In addition, the EPA has alleged that some utilities have incorrectly classified major plant modifications as RMRR rather than seeking permits from the EPA to modify their plants. Consumers responded to information requests from the EPA on this subject in 2000, 2002, 2006, and 2008. Consumers believes that it has properly interpreted the requirements of RMRR. In addition, in 2008, Consumers received a NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR and PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to NSR review.
Consumers is engaged in discussions with the EPA on both of these matters. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-fueled electric generating plants, surrender emission allowances, engage in Supplemental Environmental Programs, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. Consumers cannot predict the financial impact or outcome of these matters.

RFC Initial Notice of Alleged Violation: In July 2008, Consumers notified RFC, the NERC-affiliated regional reliability organization in the region that includes Consumers’ generating plants, that certain generation equipment covered by the NERC standards for maintenance and testing of certain electrical protection equipment was not covered by Consumers’ Generation Reliability Compliance Program. Since notifying RFC, Consumers has submitted and implemented a mitigation plan. It has also responded to the February 2009 initial notice of violation. Consumers cannot predict the financial impact or outcome of this matter.
Litigation: The transmission charges Consumers pays to MISO have been subject to regulatory review and recovery through the annual PSCR process. Michigan’s attorney general has argued that the statute governing the PSCR process does not permit recovery of transmission charges in that manner and that those expenses should be considered in general rate cases. Several decisions of the Michigan Court of Appeals have ruled against the Michigan attorney general’s arguments, but in September 2008, the Michigan Supreme Court granted the Michigan attorney general’s applications for leave to appeal two of those decisions. In May 2009, the Michigan Supreme Court issued an order affirming Consumers’ ability to recover transmission costs through the PSCR process. The Michigan attorney general filed a petition for reconsideration/rehearing on this decision, which the Michigan Supreme Court denied.
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
Nuclear Fuel Disposal Cost: Consumers deferred payment for disposal of spent nuclear fuel used before April 7, 1983. Its DOE liability is $163 million at June 30, 2009. This amount includes interest, and is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered the amount of this liability, excluding a portion of interest, through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI in 2007, Consumers retained this obligation and provided a $162 million letter of credit to Entergy as security for this obligation.
CONSUMERS’ GAS UTILITY CONTINGENCIES
Gas Environmental Matters: Consumers expects to incur investigation and remediation costs at a number of sites under the NREPA. These sites include 23 former manufactured gas plant facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, it has no current ownership or may own only a portion of the original site. In December 2008, Consumers estimated its undiscounted remaining costs to be between $38 million and $52 million. Consumers expects to fund most of these costs through proceeds from insurance settlements and MPSC-approved rates.

At June 30, 2009, Consumers had a recorded liability of $37 million and a regulatory asset of $66 million that included $30 million of deferred MGP expenditures. The timing of payments related to the remediation of Consumers’ manufactured gas plant sites is uncertain. Consumers expects annual response activity costs to range between $5 million and $6 million over the next five years. Consumers periodically reviews these response activity cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and MGP liability.
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
GUARANTEES
The following table describes CMS Energy’s guarantees at June 30, 2009:

In Millions
	Issue	Expiration	Maximum		Carrying
Guarantee Description	Date	Date	Obligation		Amount

Indemnity obligations from asset sales and other agreements (a)	Various	Indefinite	$1,369	(b)	$15
Surety bonds and other indemnity obligations (c)	Various	Indefinite	35		—
Guarantees and put options (d)	Various	Various through September 2023	4		1

(a)	In May 2007, CMS Energy provided an indemnity to TAQA in connection with the sale of its ownership interests in businesses in the Middle East, Africa, and India, and recorded a $50 million provision for the contingent liability. This indemnity expired on May 2, 2009. CMS Energy eliminated the liability from its balance sheet, recognizing a $45 million benefit to Income (Loss) from Discontinued Operations, Net of Tax (Tax Benefit) and a $5 million benefit to Gain on asset sales, net.

(b)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to power purchase agreements, and the defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of loss to be remote for the indemnity obligations not recorded as liabilities.

(c)	In the normal course of business, CMS Energy issues surety bonds and indemnifications to counterparties to facilitate commercial transactions. CMS Energy would be required to pay a counterparty if it incurred losses due to a breach of contract terms or nonperformance under the contract.

(d)	In 1987, Consumers issued an $85 million guarantee of the MCV Partnership’s performance under a steam and electric power agreement with Dow. In May 2009, the parties mutually terminated the steam and electric power agreement. The termination of the agreement released Consumers from its $85 million guarantee to Dow. At June 30, 2009, the maximum obligation and the carrying amount of CMS Energy’s put option agreements with certain Bay Harbor property owners were $1 million. Additionally, if CMS Energy is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the option.
At June 30, 2009, the maximum obligation and carrying amount for Consumers’ guarantees were immaterial.
The following table provides additional information regarding CMS Energy’s guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Surety bonds and other indemnity obligations	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land and CMS Capital to purchase property

CMS Energy and Consumers also enter into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. These factors include unspecified exposure under certain agreements. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
OTHER CONTINGENCIES
In addition to the matters disclosed in this Note, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, and other matters. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial position, or cash flows.

4: UTILITY RATE MATTERS
CONSUMERS’ ELECTRIC UTILITY RATE MATTERS
Stranded Cost Recovery: In 2004, the MPSC approved recovery of Consumers’ Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection through a surcharge on ROA customers. Consumers presently has fewer ROA customers than at the time of the 2004 MPSC order, but has experienced a recent upward trend in ROA customers. The 2008 Energy Legislation amended the Customer Choice Act and directed the MPSC to approve rates that will allow recovery of Stranded Costs within five years. In January 2009, Consumers filed an application with the MPSC requesting recovery of these Stranded Costs through a surcharge on both full service and ROA customers. In June 2009, the ALJ’s proposal for decision supported Consumers’ request for recovery. At June 30, 2009, Consumers had a regulatory asset for Stranded Costs of $72 million.
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
The following table summarizes the PSCR reconciliation filings pending with the MPSC:
Power Supply Cost Recovery Reconciliation

		Net Over-	PSCR Cost
PSCR	Date	(Under)	of Power
Year	Filed	recovery (a)	Sold	Description

2007	March 2008	$(42) million (b)	$1.628 billion
In the 2007 PSCR Plan, Consumers expected to offset power supply costs by including a $44 million credit for Palisades sale proceeds due customers. However, the MPSC directed that the Palisades sale proceeds be refunded through bill credits outside of the PSCR process.

2008	March 2009	$2 million	$1.670 billion	The overrecovery amount includes accrued interest and reflects an overrecovery for 2008 less underrecoveries from 2007.

(a)	Amount includes prior year over- or underrecoveries as allowed by the MPSC order in Consumers’ 2007 PSCR plan case.

(b)	In May 2009, the ALJ’s proposal for decision recommended no PSCR recovery for economic development discounts of $3 million and disallowance of $4 million of net replacement power costs associated with a crane incident at Consumers’ Campbell Plant.
2009 PSCR Plan: In September 2008, Consumers submitted its 2009 PSCR plan to the MPSC. The plan seeks approval to apply a uniform maximum PSCR factor of up to $0.02680 per kWh to all classes of customers, which includes recovery of an expected $22 million discount in power supply charges provided to a large industrial customer. The MPSC approved this discount in 2005 to promote long-term investments in the industrial infrastructure of Michigan. In June 2009, the ALJ’s proposal for decision recommended that recovery of this discount should not be included in the PSCR, but should be determined through a general rate case.

Consumers self-implemented the 2009 PSCR charge in January 2009. The August 2009 PSCR billing factor is $0.01529 per kWh. While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of these proceedings.
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

In Millions
Components of the increase in revenue

Operating and maintenance	$50
Rate of return	17
Rate base	104
Sales	43

Total	$214

In April 2009, the MPSC staff and intervenors filed testimony concerning the rate case. The MPSC staff recommended a revenue increase of $75 million, based on an 11 percent return on equity. The MPSC staff subsequently filed revised testimony recommending a $111 million revenue increase.
This is the first electric rate case under the new streamlined regulatory process enacted by the 2008 Energy Legislation. The new provisions generally allow utilities to self-implement rates six months after filing, subject to refund with interest, unless the MPSC finds good cause to prohibit self-implementation. The new provisions require the MPSC to issue an order 12 months after filing or the rates, as filed, become permanent. In April 2009, Consumers filed tariff sheets indicating that it planned to self-implement an electric rate increase in the annual amount of $179 million beginning in May 2009. The MPSC issued an order in May 2009 requiring that, if Consumers self-implemented the $179 million electric rate increase, it must simultaneously refund to customers $36 million of excess proceeds from the April 2007 sale of Palisades. Accordingly, in May 2009 Consumers self-implemented an annual electric rate increase of $179 million, subject to refund with interest, and also implemented a one-time refund of $36 million to customers. Consumers does not consider it probable that it will be required to refund a portion of its self-implemented rates, and therefore it has not recorded a provision for revenue subject to refund.
Consumers cannot predict the financial impact or outcome of this electric rate case.
Palisades Regulatory Proceedings: The MPSC order approving the Palisades sale transaction required that Consumers credit $255 million of excess sales proceeds and decommissioning amounts to its retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC order in Consumers’ 2007 electric rate case instructed Consumers to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale, excluding interest. In addition, as described in the preceding paragraph the MPSC required Consumers to offset its self-implemented electric rate increase with $36 million of these funds. The distribution of the remaining balance of $73 million is still pending with the MPSC.
Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. In 2000, Consumers stopped funding a Big Rock trust fund because the MPSC-authorized decommissioning surcharge collection period expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, Consumers provided $44 million of corporate contributions for decommissioning costs. Consumers also paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI and paid $55 million for nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule. At June 30, 2009, Consumers has a $129 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
In 2008, Consumers filed an application with the MPSC seeking the deferral of ratemaking treatment for the recovery of its nuclear fuel storage costs and the payment to Entergy, until the litigation regarding these costs is resolved in the federal courts. In the application, Consumers is seeking to recover the $44 million Big Rock decommissioning shortfall from customers. The MPSC staff and other interveners have filed testimony in this case recommending that the MPSC deny Consumers’ request and requesting rate refunds of various amounts. Consumers continues to believe that recovery of its regulatory asset is probable, but it cannot predict the financial impact or outcome of this proceeding.
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
The following table summarizes the GCR reconciliation filings pending with the MPSC:

Gas Cost Recovery Reconciliation
Net Over-
		(Under)	GCR Cost of Gas
GCR Year	Date Filed	recovery	Sold	Description

2007-2008	June 2008	$17 million	$1.7 billion	The overrecovery amount reflects an overrecovery of $15 million plus $2 million in accrued interest owed to customers.
2008-2009	June 2009	$(15) million	$1.8 billion	The underrecovery amount reflects an underrecovery of $16 million less $1 million in accrued interest owed to customers.

GCR plan for year 2009-2010: In December 2008, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2009-2010 GCR plan year. The request proposed the use of a base GCR ceiling factor of $8.10 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. Using the proposed base GCR ceiling factor, Consumers self-implemented the 2009-2010 GCR charge in April 2009. The August 2009 GCR billing factor is $7.36 per mcf. While Consumers expects to recover all of its GCR costs, it cannot predict the financial impact or outcome of these proceedings.
Gas Depreciation: In August 2008, Consumers filed a gas depreciation case using 2007 data with the MPSC-ordered variations on traditional cost-of-removal methodologies. In December 2008, the MPSC approved a partial settlement agreement allowing Consumers to implement the filed depreciation rates, on an interim basis, concurrent with the implementation of settled rates in its 2008 gas rate case. The interim depreciation rates, which reduced Consumers’ recovery of depreciation expense by $20 million per year, will remain in effect until the MPSC issues a final order in the gas depreciation case. In July 2009, the ALJ’s proposal for decision recommended an additional reduction to Consumers’ recovery of depreciation expense of $28 million per year. The final order in Consumers’ gas depreciation case may increase or decrease its annual recovery of depreciation expense.
Gas Rate Case: In May 2009, Consumers filed an application with the MPSC seeking an annual increase in revenue of $114 million based on an 11 percent authorized return on equity. The filing seeks recovery of costs associated with ongoing investments in gas utility assets, increases in operating and maintenance costs, and recognition of a decrease in expected sales related to the continued decline in the Michigan economy. The following table details the components of the requested increase in revenue:

In Millions
Components of the increase in revenue

Operating and maintenance	$25
Rate of return	8
Rate base	40
Sales	41

Total	$114

Under the new streamlined regulatory process described in the “Consumers’ Electric Utility Rate Matters — Electric Rate Case” section of this Note, utilities may be allowed to self-implement rates six months after filing. If the MPSC were to take action to prevent or delay Consumers’ self-implementation, it could have a materially negative impact on Consumers’ earnings and cash flows. Consumers cannot predict the financial impact or outcome of this gas rate case.
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

5: FINANCINGS AND CAPITALIZATION
Long-term debt is summarized as follows:

In Millions
	June 30, 2009	December 31, 2008

CMS Energy
Senior notes	$2,175	$1,703
Revolving credit facility	—	105

Total — CMS Energy	2,175	1,808
Consumers	4,579	4,297
Other CMS Energy Subsidiaries	232	252

Total CMS Energy principal amounts outstanding	6,986	6,357
Current amounts	(581)	(489)
Net unamortized discount	(49)	(31)

Total CMS Energy Long-term debt	$6,356	$5,837

Consumers
First mortgage bonds	$3,815	$3,517
Senior notes and other	503	503
Securitization bonds	261	277

Total Consumers principal amounts outstanding	4,579	4,297
Current amounts	(492)	(383)
Net unamortized discount	(6)	(6)

Total Consumers Long-term debt	$4,081	$3,908

Financings: The following is a summary of major long-term debt transactions during the six months ended June 30, 2009:

	Principal	Interest	Issue/Retirement
	(in millions)	Rate (%)	Date	Maturity Date

Debt Issuances:
CMS Energy
Convertible senior notes	$173	5.50%	June 2009	June 2029
Senior notes	300	8.75%	June 2009	June 2019
Consumers
First mortgage bonds	500	6.70%	March 2009	September 2019

Debt Retirements:
CMS Energy
Long-term debt — related parties (a)	$144	7.75%	June 2009	July 2027
Consumers
First mortgage bonds	200	4.80%	February 2009	February 2009

(a)	CMS Energy retired this debt at a discount, and recorded a gain on extinguishment of debt of $28 million in Other income in its Consolidated Statements of Income.
In June 2009, CMS Energy commenced cash tender offers to repurchase up to $330 million of CMS Energy’s 7.75 percent senior notes due 2010 and 8.50 percent senior notes due 2011. In July 2009, under the terms of the tender offers, CMS Energy repurchased and retired $233 million principal amount of the 7.75 percent senior notes and $87 million principal amount of the 8.50 percent senior notes.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at June 30, 2009:

In Millions
				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy (a)	April 2, 2012	$550	$— (b)	$3	$547
Consumers	March 30, 2012	500	—	172	328
Consumers (c)	November 30, 2009	192	—	192	—
Consumers	September 9, 2009	150	—	—	150

(a)	CMS Energy’s average borrowings during the six months ended June 30, 2009, totaled $69 million, with a weighted average annual interest rate of 1.32 percent, at LIBOR plus 0.75 percent.

(b)	In July 2009, CMS Energy borrowed $130 million on its revolving credit facility to fund the repurchase and retirement of senior notes.

(c)	Consumers’ secured revolving letter of credit facility.
Sale of Accounts Receivable: Under Consumers’ revolving accounts receivable sales program, Consumers may sell up to $250 million of accounts receivable, subject to certain eligibility requirements. At June 30, 2009, $134 million of accounts receivable were eligible for sale, and no accounts receivable were sold under the program.
Contingently Convertible Securities: At June 30, 2009, the significant terms of CMS Energy’s contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock (a)	—	$243	$9.32	$11.18
3.375% senior notes (b)	2023	140	10.05	12.06
2.875% senior notes	2024	288	13.89	16.67
5.50% senior notes (c)	2029	173	14.46	18.80

(a)	During 20 of the last 30 trading days ended June 30, 2009, the $11.18 per share adjusted trigger price was met for these securities and, as a result, the securities are convertible at the option of the security holders for the three months ending September 30, 2009.

(b)	CMS Energy has the option to redeem these securities at par.

(c)	The $173 million of 5.50 percent convertible senior notes issued in June 2009 become convertible for the calendar quarter beginning October 1, 2009, if the price of CMS Energy’s common stock remains at or above the trigger price for 20 of 30 consecutive trading days ending on the last trading day of the third quarter of 2009. The trigger price at which these securities become convertible is 130 percent of the conversion price. The conversion and trigger prices are subject to adjustment under certain circumstances, including payments or distributions to CMS Energy’s common stockholders.
During the quarter ended June 30, 2009, no other trigger price contingencies were met that would have allowed CMS Energy or the holders of the convertible securities to convert the securities to cash and equity.

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at June 30, 2009, payment of common stock dividends by CMS Energy was limited to $677 million.
Under the provisions of its articles of incorporation, at June 30, 2009, Consumers had $364 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from the FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the six months ended June 30, 2009, CMS Energy received $130 million of common stock dividends from Consumers.

6: EARNINGS PER SHARE — CMS ENERGY
The following table presents CMS Energy’s basic and diluted EPS computations based on Earnings from Continuing Operations:

In Millions, Except Per Share Amounts
Three months ended June 30	2009	2008

Earnings Available to Common Stockholders
Earnings from Continuing Operations	$50	$49
Less Earnings Attributable to Noncontrolling Interests	(2)	(1)
Less Preferred Dividends	(3)	(3)

Earnings from Continuing Operations Available to Common Stockholders — Basic and Diluted	$45	$45

Average Common Shares Outstanding
Weighted Average Shares — Basic	226.9	225.4
Add dilutive impact of Contingently Convertible Securities	7.6	15.0
Add dilutive Stock Options and Warrants	0.1	0.2

Weighted Average Shares — Diluted	234.6	240.6

Earnings Per Average Common Share Available to Common Stockholders
Basic	$0.20	$0.21
Diluted	$0.19	$0.19

In Millions, Except Per Share Amounts
Six months ended June 30	2009	2008

Earnings Available to Common Stockholders
Earnings from Continuing Operations	$123	$157
Less Earnings Attributable to Noncontrolling Interests	(3)	(4)
Less Preferred Dividends	(6)	(6)

Earnings from Continuing Operations Available to Common Stockholders — Basic and Diluted	$114	$147

Average Common Shares Outstanding
Weighted Average Shares — Basic	226.8	225.3
Add dilutive impact of Contingently Convertible Securities	7.2	14.3
Add dilutive Stock Options and Warrants	0.1	0.2

Weighted Average Shares — Diluted	234.1	239.8

Earnings Per Average Common Share Available to Common Stockholders
Basic	$0.50	$0.65
Diluted	$0.48	$0.61

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security. For additional details on contingently convertible securities, see Note 5, Financings and Capitalization.

Stock Options and Warrants: For the three and six months ended June 30, 2009, outstanding options and warrants to purchase 0.6 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of common stock. These stock options have the potential to dilute EPS in the future.
Convertible Debentures: For the three and six months ended June 30, 2009 and 2008, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by $2 million for the three months ended June 30, 2009 and 2008 and by $4 million for the six months ended June 30, 2009 and 2008, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 3.6 million shares for the three months ended June 30, 2009 and by 3.9 million shares for the six months ended June 30, 2009. The denominator of diluted EPS would have increased by 4.2 million shares for the three months and six months ended June 30, 2008.
CMS Energy can revoke the conversion rights if certain conditions are met.
7: FINANCIAL AND DERIVATIVE INSTRUMENTS
Financial Instruments: The carrying amounts of CMS Energy’s and Consumers’ cash, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. The cost or carrying amount and fair value of CMS Energy’s and Consumers’ long-term financial instruments were as follows:

In Millions
	June 30, 2009		December 31, 2008
	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$3	$3	$3	$3
Securities available for sale	67	68	68	68
Notes receivable, net	196	207	186	201
Long-term debt (a)	6,937	6,979	6,326	5,962
Long-term debt — related parties	34	27	178	107
Consumers
Securities available for sale	$52	$67	$52	$63
Long-term debt (b)	4,573	4,575	4,291	4,073

(a)	Includes current maturities of $581 million at June 30, 2009 and $489 million at December 31, 2008.

(b)	Includes current maturities of $492 million at June 30, 2009 and $383 million at December 31, 2008.
Notes receivable, net consist of EnerBank’s fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates current market interest rates as well as assumptions about the remaining life of the loans and credit risk. Fair values for impaired loans are estimated using discounted cash flows or underlying collateral values.
CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. For its convertible securities, CMS Energy incorporates, as appropriate, information on the market prices of CMS Energy common stock. CMS Energy’s long-term debt includes $290 million principal amount that is supported by third-party insurance or other credit enhancements. Of this amount, $273 million principal amount is at Consumers. The effects of this third-party credit support were excluded from the measurement of fair value at June 30, 2009.
The following table summarizes CMS Energy’s and Consumers’ investment securities:

In Millions
	June 30, 2009				December 31, 2008
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including Consumers
Available for sale:
SERP:
Equity securities	$40	$1	$—	$41	$39	$—	$—	$39
Debt securities	27	—	—	27	29	—	—	29
Held to maturity:
Debt securities	3	—	—	3	3	—	—	3
Consumers
Available for sale:
SERP:
Equity securities	$26	$1	$—	$27	$25	$—	$—	$25
Debt securities	18	—	—	18	19	—	—	19
Common stock of CMS Energy	8	14	—	22	8	11	—	19

Equity securities classified as available for sale consist of an investment in a Standard & Poor’s 500 Index mutual fund. Debt securities classified as available for sale consist of investment-grade municipal bonds. Debt securities classified as held to maturity consist of municipal bonds and mortgage-backed securities held by EnerBank.
Derivative Instruments: In order to limit exposure to certain market risks, primarily changes in commodity prices, interest rates, and foreign exchange rates, CMS Energy and Consumers may enter into various risk management contracts, such as forward contracts, futures, and swaps. In entering into these contracts, they follow established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers. Neither CMS Energy nor Consumers holds any of its derivatives for trading purposes.
The contracts used to manage market risks may qualify as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, the contract is recorded on the balance sheet at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since none of CMS Energy’s or Consumers’ derivatives have been designated as accounting hedges, all mark-to-market gains and losses are reported in earnings. For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 2, Fair Value Measurements.
Commodity Price Risk: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting because:

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
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. At June 30, 2009, CMS ERM held a forward contract for the physical sale of 889 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 42 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 1.2 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM also held forward contracts to purchase 9.6 bcf of natural gas and to sell 7.7 bcf of natural gas through 2010.
Interest rate risk: In order to mitigate its exposure to changes in interest rates, Grayling executed an interest rate collar as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. At June 30, 2009, the notional amount of this contract was $17 million.
At June 30, 2009, the fair value of Consumers’ derivative instruments was immaterial. The following table summarizes the fair values of CMS Energy’s derivative instruments:

In Millions
June 30, 2009	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

CMS Energy
Derivatives not designated as hedging instruments:
Commodity contracts (a)	Other assets	$1	Other liabilities	$(16)
Interest rate contracts	Other assets	—	Other liabilities	(1)

Total CMS Energy Derivatives		$1		$(17)

(a)	Assets and liabilities are presented gross and exclude the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements. The liability also excludes the $3 million impact of offsetting cash margin deposits paid by CMS ERM to other parties. CMS Energy presents these assets and liabilities net of these impacts on its Consolidated Balance Sheets.

The following tables summarize the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income:

In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Three months ended June 30, 2009	Derivatives	Derivatives

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$(2)
	Fuel for electric generation	—
	Cost of gas sold	—
	Other income	1
Interest rate contracts	Other expense	—

Total CMS Energy		$(1)

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$1

In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Six months ended June 30, 2009	Derivatives	Derivatives

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$5
	Fuel for electric generation	(2)
	Cost of gas sold	(3)
	Other income	1
Interest rate contracts	Other expense	—
Foreign exchange contracts (a)	Other expense	(1)

Total CMS Energy		$—

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$1

(a)	This derivative loss relates to a foreign-exchange forward contract CMS Energy held at December 31, 2008. CMS Energy settled this obligation and the related derivative in January 2009.
At June 30, 2009, none of CMS Energy’s derivative liabilities was subject to credit-risk-related contingent features. Therefore, there is no credit-risk-related circumstance in which CMS Energy would have to post collateral or settle its derivative liabilities.

8: RETIREMENT BENEFITS
CMS Energy and Consumers provide pension, OPEB, and other retirement benefit plans to their employees.
The following tables show the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension
	Three months ended		Six months ended
June 30	2009	2008	2009	2008

CMS Energy, including Consumers
Service cost	$10	$10	$20	$21
Interest expense	24	24	48	48
Expected return on plan assets	(22)	(21)	(43)	(41)
Amortization of:
Net loss	11	11	21	21
Prior service cost	1	2	3	3

Net periodic cost	24	26	49	52
Regulatory adjustment	—	8	—	4

Net periodic cost after regulatory adjustment	$24	$34	$49	$56

Consumers
Service cost	$10	$10	$20	$20
Interest expense	23	23	46	46
Expected return on plan assets	(22)	(20)	(42)	(39)
Amortization of:
Net loss	10	10	20	20
Prior service cost	2	2	3	3

Net periodic cost	23	25	47	50
Regulatory adjustment	—	8	—	4

Net periodic cost after regulatory adjustment	$23	$33	$47	$54

CMS Energy’s and Consumers’ expected long-term rate of return on plan assets is 8.25 percent. For the six months ended June 30, 2009, the actual return on pension plan assets was 4.8 percent, and for 2008 the actual return was a negative 23.2 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions
	OPEB
	Three months ended		Six months ended
June 30	2009	2008	2009	2008

CMS Energy, including Consumers
Service cost	$7	$5	$13	$11
Interest expense	20	18	40	36
Expected return on plan assets	(13)	(17)	(26)	(33)
Amortization of:
Net loss	9	2	17	4
Prior service credit	(3)	(2)	(5)	(5)

Net periodic cost	20	6	39	13
Regulatory adjustment	—	2	—	3

Net periodic cost after regulatory adjustment	$20	$8	$39	$16

Consumers
Service cost	$6	$5	$12	$11
Interest expense	19	18	39	36
Expected return on plan assets	(12)	(17)	(24)	(33)
Amortization of:
Net loss	9	3	17	5
Prior service credit	(3)	(2)	(5)	(5)

Net periodic cost	19	7	39	14
Regulatory adjustment	—	2	—	3

Net periodic cost after regulatory adjustment	$19	$9	$39	$17

9: INCOME TAXES
The actual income tax expense on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes, as follows:

In Millions
Six months ended June 30	2009		2008

Income from continuing operations before income taxes less income attributable to noncontrolling interests		$197		$240
Statutory federal income tax rate	x	35%	x	35%

Expected income tax expense		69		84
Increase (decrease) in taxes from:
State and local income taxes, net of federal benefit		12		4
Medicare Part D exempt income		(3)		(3)
Other, net		(1)		2

Recorded income tax expense		$77		$87

Effective tax rate		39.1%		36.3%

The increase in the effective tax rate for the six months ended June 30, 2009 was due to increases in the MBT from legislative changes that increased the tax, as well as the recognition of deferred MBT for the electric utility segment of Consumers, beginning with the second quarter of 2009.

10: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate performance based on the net income of each segment. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including corporate interest and other expenses and discontinued operations.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

The following tables show financial information by reportable segment:

In Millions
	Three months ended		Six months ended
June 30	2009	2008	2009	2008

Operating Revenue
CMS Energy, including Consumers
Electric utility	$850	$841	$1,662	$1,701
Gas utility	334	422	1,556	1,653
Enterprises	38	97	104	185
Other	6	5	12	10

Total Operating Revenue — CMS Energy	$1,228	$1,365	$3,334	$3,549
Consumers
Electric utility	$850	$841	$1,662	$1,701
Gas utility	334	422	1,556	1,653

Total Operating Revenue — Consumers	$1,184	$1,263	$3,218	$3,354

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$66	$57	$104	$124
Gas utility	5	2	64	64
Enterprises	(17)	10	(17)	8
Other	20	(25)	(8)	(50)

Total Net Income Available to Common Stockholders — CMS Energy	$74	$44	$143	$146
Consumers
Electric utility	$66	$57	$104	$124
Gas utility	5	2	64	64
Other	—	1	—	1

Total Net Income Available to Common Stockholder — Consumers	$71	$60	$168	$189

In Millions
	June 30, 2009	December 31, 2008

Assets
CMS Energy, including Consumers
Electric utility (a)	$9,346	$8,904
Gas utility (a)	4,396	4,565
Enterprises	301	313
Other	1,234	1,119

Total Assets — CMS Energy	$15,277	$14,901
Consumers
Electric utility (a)	$9,346	$8,904
Gas utility (a)	4,396	4,565
Other	735	777

Total Assets — Consumers	$14,477	$14,246

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The discussion in the following paragraphs is limited to an update of developments that have occurred in various judicial and administrative proceedings, many of which are more fully described in CMS Energy’s and Consumers’ 2008 Form 10-K and their Form 10-Q for the three months ended March 31, 2009. Reference is also made to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in particular, Note 3, Contingencies and Note 4, Utility Rate Matters, included herein for additional information regarding various pending administrative and judicial proceedings involving rate, operating, regulatory, and environmental matters.

CMS ENERGY
GAS INDEX PRICE REPORTING LITIGATION
In the Arandell Corporation, et al v. XCEL Energy Inc., et al class action complaint, filed in Wisconsin, the federal court granted the motion to dismiss all CMS Energy defendants in February 2009. Plaintiffs filed a motion for reconsideration. CMS Energy defendants filed a response in opposition to that motion in June 2009. This motion is pending.
All CMS Energy defendants were dismissed from the Missouri Public Service Commission case, a state action, and the Breckenridge case, a federal action. Appeals are pending in both cases.
In July 2009, CMS MST entered into a settlement of the remaining California state court cases. The settlement amount is immaterial to CMS Energy.
QUICKSILVER RESOURCES, INC.
In 2001, Quicksilver sued CMS MST in Texas state court in Fort Worth, Texas for breach of contract in connection with a base contract for the sale and purchase of natural gas. The jury verdict awarded Quicksilver no compensatory damages but $10 million in punitive damages. In 2007, the trial court nullified the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. In June 2009, the Texas Court of Appeals ruled in favor of CMS MST and, pursuant to a settlement agreement to end the litigation, Quicksilver paid $5 million to CMS MST, which caused CMS Energy to recognize a $5 million credit to Cost of gas sold. The parties have agreed not to appeal. The Quicksilver matter has now been resolved.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in CMS Energy’s and Consumers’ 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Repurchases of Equity Securities
The table below shows CMS Energy’s repurchases of equity securities for the three months ended June 30, 2009:

Maximum Number of
	Total	Average	Total Number of Shares	Shares that May Yet
	Number	Price	Purchased as Part of	Be Purchased Under
	of Shares	Paid per	Publicly Announced	Publicly Announced
Period	Purchased*	Share	Plans or Programs	Plans or Programs

April 1, 2009 to April 30, 2009	1,313	$11.59	—	—
May 1, 2009 to May 31, 2009	—	$—	—	—
June 1, 2009 to June 30, 2009	—	$—	—	—

Total	1,313	—	—	—

*	CMS Energy repurchases certain restricted shares upon vesting under the performance incentive stock plan from participants in the performance incentive stock plan, equal to its minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
At the CMS Energy annual meeting of shareholders held on May 22, 2009, the CMS Energy shareholders voted upon five proposals, as follows:
•	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit CMS Energy’s financial statements for the year ending December 31, 2009, with a vote of 193,907,401 shares in favor, 604,346 against and 292,177 abstentions;

•	Approval of an amendment to CMS Energy’s performance incentive stock plan with a vote of 154,453,235 shares in favor, 22,232,738 against, 591,626 abstentions, and 17,523,740 broker non-votes;

•	Approval of the performance measures used in CMS Energy’s bonus plan with a vote of 188,952,229 shares in favor, 5,206,594 against and 645,087 abstentions;

•	Approval of an amendment to CMS Energy’s restated articles of incorporation addressing a majority vote standard for uncontested director elections with a vote of 192,052,494 shares in favor, 1,997,626 against and 753,796 abstentions; and

•	Election of eleven members to the CMS Energy board of directors. The votes for individual nominees were as follows:
CMS ENERGY

Number of Votes:	For	Withheld	Total

Merribel S. Ayres	193,355,306	1,448,612	194,803,918
Jon E. Barfield	193,340,237	1,463,681	194,803,918
Richard M. Gabrys	193,308,493	1,495,425	194,803,918
David W. Joos	192,123,123	2,680,795	194,803,918
Philip R. Lochner, Jr.	190,948,758	3,855,160	194,803,918
Michael T. Monahan	190,920,491	3,883,427	194,803,918
Joseph F. Paquette, Jr.	193,264,751	1,539,167	194,803,918
Percy A. Pierre	190,915,288	3,888,630	194,803,918
Kenneth L. Way	192,049,427	2,754,491	194,803,918
Kenneth Whipple	192,325,170	2,478,748	194,803,918
John B. Yasinsky	190,902,008	3,901,910	194,803,918
CONSUMERS
Consumers did not solicit proxies for the matters submitted to votes at the contemporaneous May 22, 2009 Consumers’ annual meeting of shareholders. All 84,108,789 shares of Consumers common stock were voted in favor of electing the above-named individuals as directors of Consumers and in favor of the remaining proposals for Consumers: (1) ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit Consumers’ financial statements for the year ending December 31, 2009; (2) approval of an amendment to CMS Energy’s performance incentive stock plan; and (3) approval of the performance measures used in CMS Energy’s bonus plan. None of the 441,599 shares of Consumers preferred stock were voted at the annual meeting.

Item 5. Other Information
None.

Item 6. Exhibits

(3)(a)	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009

(4)(a)	Twenty-Second Supplemental Indenture dated as of June 15, 2009 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed June 15, 2009 and incorporated herein by reference)

(4)(b)	Twenty-Third Supplemental Indenture dated as of June 15, 2009 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.3 to Form 8-K filed June 15, 2009 and incorporated herein by reference)

(10)(a)	CMS Energy’s Performance Incentive Stock Plan, amended and restated effective June 1, 2009 (Exhibit 10.1 to Form 8-K filed May 27, 2009 and incorporated herein by reference)

(12)(a)	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(12)(b)	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: July 30, 2009	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: July 30, 2009	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer