Form 10-Q
period 2009-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2009-10-30
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
CMS Energy Corporation: Yes ☐     No ☑     Consumers Energy Company: Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 29, 2009:

CMS Energy Corporation:
CMS Energy Common Stock, $.01 par value	229,606,943
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly reports on Form 10-Q to the
United States Securities and Exchange Commission
for the Quarter Ended September 30, 2009
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

		Page
Glossary		3

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	CMS Energy Corporation	33
	Consumers Energy Company	41
	Notes to Consolidated Financial Statements	48

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84

Item 4.	Controls and Procedures	84
Item 4T.	Controls and Procedures	84
EX-10.(B)
EX-10.(C)
EX-10.(D)
EX-10.(E)
EX-10.(F)
EX-10.(G)
EX-10.(H)
EX-10.(I)
EX-10.(J)
EX-10.(K)
EX-10.(L)
EX-10.(M)
EX-10.(N)
EX-10.(O)
EX-10.(P)
EX-10.(Q)
EX-10.(R)
EX-10.(S)
EX-10.(T)
EX-10.(U)
EX-10.(V)
EX-12.(A)
EX-12.(B)
EX-31.(A)
EX-31.(B)
EX-31.(C)
EX-31.(D)
EX-32.(A)
EX-32.(B)

(Continued)

GLOSSARY
Certain terms used in the text and financial statements are defined below

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524
ALJ	Administrative Law Judge
AOC	Administrative Order on Consent
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ASC	FASB Accounting Standards Codification
Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.
bcf	Billion cubic feet of gas
Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land
Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers
Big Rock ISFSI	Big Rock Independent Spent Fuel Storage Installation
Breckenridge	Breckenridge Brewery of Colorado, LLC, a non-affiliated company
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Chrysler	Chrysler LLC, a non-affiliated company
CKD	Cement kiln dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS Energy	CMS Energy Corporation, the parent of Consumers and Enterprises
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $.01 per share
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of Enterprises
CMS Generation	CMS Generation Co., a former wholly owned subsidiary of Enterprises
CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas	CMS Oil and Gas Company, formerly a wholly owned subsidiary of Enterprises

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM
Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute
Detroit Edison	The Detroit Edison Company, a non-affiliated company
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company
DSSP	Deferred Salary Savings Plan
EITF	Emerging Issues Task Force
EITF Issue 07-5	EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”
EITF Issue 08-5	EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”
EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital
Entergy	Entergy Corporation, a non-affiliated company
Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
FMB	First mortgage bonds
FOV	Finding of Violation
FSP	FASB Staff Position
FSP APB 14-1	FASB Staff Position on APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”
FSP EITF 03-6-1	FASB Staff Position on EITF Issue No. 03-6, “Participating Securities and the Two-class Method under FASB Statement No. 128”
FSP FAS 107-1 and APB 28-1	FASB Staff Position on SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”
FSP FAS 115-2 and FAS 124-2	FASB Staff Position on SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”
FSP FAS 132(R)-1	FASB Staff Position on SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”
FSP FAS 157-4	FASB Staff Position on SFAS No. 157, “Fair Value Measurements”
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GM	General Motors Corporation, a non-affiliated company

Grayling	Grayling Generating Station Limited Partnership, a consolidated variable interest entity in which CMS Energy has a 50 percent interest
GWh	Gigawatt hour (a unit of energy equal to one million kilowatt hours)
IRS	Internal Revenue Service
Jorf Lasfar	A 1,356 MW coal-fueled power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest
kWh	Kilowatt-hour (a unit of energy equal to one thousand watt hours)
LIBOR	London Interbank Offered Rate
Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison
MACT	Maximum Achievable Control Technology; a stringent emission limitation for hazardous pollutants
Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company
MBT	Michigan Business Tax
mcf	Thousand cubic feet of gas
MCV Facility	A natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company owned by ITC Holdings
Corporation and a member of MISO
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Michigan Public Service Commission
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt hour (a unit of energy equal to one million watt hours)
NAV	Net asset values
NERC	North American Electric Reliability Corporation, a non-affiliated company
NOV	Notice of Violation
NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Postretirement benefit plans other than pensions
Palisades	Palisades nuclear power plant, formerly owned by Consumers
Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission
PCB	Polychlorinated biphenyl
Pension Plan	The trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers and CMS Energy
PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration
Quicksilver	Quicksilver Resources, Inc., a non-affiliated company
RFC	ReliabilityFirst Corporation, a non-affiliated company
RMRR	Routine maintenance, repair and replacement
ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act
SEC	U.S. Securities and Exchange Commission
Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special purpose entity affiliated with such utility
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”
SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”
Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund	Comprehensive Environmental Response, Compensation and Liability Act
Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company
TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission formerly owned a 23.54 percent interest
Trunkline	CMS Trunkline Gas Company, LLC, formerly a wholly owned subsidiary of CMS Panhandle Holdings, LLC
TSU	Texas Southern University, a non-affiliated entity
VIE	Variable interest entity
Wolverine	Wolverine Power Supply Cooperative, Inc., a non-affiliated company

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
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ business and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the continued downturn in the economy and the sharp downturn and extreme volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:
•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population growth or decline in the geographic areas where CMS Energy and Consumers conduct business;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses, including the impact of any future regulations or laws regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	mercury emissions;

•	coal ash;

•	limitations on the use or construction of coal-fueled electric power plants; and

•	renewable portfolio standards and energy efficiency mandates;
•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including but not limited to those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:
•	sufficient and timely recovery of:
•	Clean Air Act capital and operating costs and other environmental and safety-related expenditures;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	increased MISO energy and transmission costs;

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards; and

•	Big Rock decommissioning funding shortfalls;
•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates;

•	authorization of a new coal-fueled plant; and

•	implementation of new energy legislation;
•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	potentially adverse regulatory treatment concerning a number of significant matters affecting Consumers that are presently before the MDEQ, including the approval of Consumers’ air permit application for its proposed coal-fueled plant;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	loss of customer load to alternative energy suppliers;

•	the impact of expanded enforcement powers and investigation activities at the FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unusually cool weather during the summer or warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and new banking regulations on EnerBank;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including the F.T. Barr matter and claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;
•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	new or revised interpretations of GAAP by regulators, which could affect how accounting principles are applied, and could impact future periods’ financial statements or previously filed financial statements;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
For additional details regarding these and other uncertainties, see the “Outlook” section included in this MD&A, Note 4, Contingencies, Note 5, Utility Rate Matters, and Part II, Item 1A. Risk Factors.

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
Consumers’ forecast calls for capital investments in excess of $6 billion from 2009 through 2013, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency; demand management; expanded use of renewable energy; development of new power plants; pursuit of additional power purchase agreements to complement existing generating sources; and potential retirement of older, less efficient generating units.
Consumers filed an air permit application with the MDEQ in October 2007 for its proposed new 830 MW coal-fueled plant. Consumers expects the MDEQ to act on the application by the end of 2009. Consumers prepared and filed with the MDEQ and the MPSC a needs-and-alternatives analysis that supported Consumers’ current balanced energy initiative and the construction of its proposed power plant. In September 2009, the MPSC staff issued a report to the MDEQ on Consumers’ analysis, concluding that the long-term capacity need was unjustified without the retirement of certain existing coal-fueled power plants from its fleet and that the proposed coal-fueled plant is only one alternative out of a range of alternatives that Consumers may use to fill the projected capacity need.
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
In April 2009, Consumers filed tariff sheets indicating that it planned to self-implement an electric rate increase in the annual amount of $179 million based on an 11 percent authorized return on equity, beginning in May 2009. The MPSC issued an order in May 2009 requiring that, if Consumers self-implemented the $179 million electric rate increase, it must simultaneously distribute to customers $36 million of proceeds from the April 2007 sale of Palisades. Accordingly, Consumers self-implemented an annual electric rate increase of $179 million, subject to refund with interest, and also implemented a one-time distribution of $36 million. Consumers anticipates a final order in this rate filing in November 2009. Additionally, in May 2009, Consumers filed an application with the MPSC seeking an annual increase in gas revenue of $114 million based on an 11 percent authorized return on equity. In October 2009, Consumers filed tariff sheets indicating it plans to self-implement a gas rate case in the annual amount of $89 million beginning November 19, 2009. These rate filings include requests for increases in rates to cover various costs, including capital additions under the balanced energy initiative.
In October 2009, the MPSC issued a show-cause order that directed Consumers to present details of its forestry and fossil-fueled plant operation and maintenance expenditures for 2006 through 2008, as well as available detail for 2009 expenditures, and also to explain why Consumers should not be found in violation of the MPSC’s December 2005 order, which required certain minimum operation and maintenance expenditures on these activities.
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
As CMS Energy and Consumers execute this strategy, they will need to overcome a Michigan economy that has been impacted adversely by the continued downturn and uncertainty in Michigan’s automotive industry marked by the bankruptcies of GM and Chrysler. The financial market crisis, the effects of which became evident in a global economic downturn during the fourth quarter of 2008, continues to result in a negative economic outlook. A range of possible outcomes exists due to the uncertain financial market environment and ongoing government policy responses. Consumers expects its annual 2009 weather-adjusted sales to decline by four percent for the electric utility and five percent for the gas utility and it projects slower growth in the longer term. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they continue to monitor developments in the financial and credit markets and government policy responses to those developments for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS
CMS ENERGY’S CONSOLIDATED RESULTS OF OPERATIONS

In Millions (except for per share amounts)
Three months ended September 30	2009	2008	Change

Net Income Available to Common Stockholders	$73	$78	$(5)
Basic Earnings Per Share	$0.32	$0.35	$(0.03)
Diluted Earnings Per Share	$0.31	$0.33	$(0.02)

Electric Utility	$117	$108	$9
Gas Utility	(12)	(18)	6
Enterprises	5	5	—
Corporate Interest and Other	(37)	(18)	(19)
Discontinued Operations	—	1	(1)

Net Income Available to Common Stockholders	$73	$78	$(5)

For the three months ended September 30, 2009, net income was $73 million, compared with $78 million for 2008. Combined net income for Consumers’ electric and gas utility segments increased, as the impact of the MPSC’s December 2008 gas rate order, a self-implemented rate increase, and a favorable sales mix more than offset lower electric deliveries, increased operating expenses, and increased interest expense. The positive impacts from the utility segments on CMS Energy’s consolidated net income offset partially the premiums paid on retirement of debt.
Specific after-tax changes to net income available to common stockholders for the three months ended September 30, 2009 versus 2008 are:

After Tax, In Millions

• Increase in electric and gas revenues at Consumers due primarily to a MPSC December 2008 gas rate order and a self-implemented rate increase	$35
• Increase in electric and gas revenues at Consumers due to a favorable sales mix	11
• Decrease in electric and gas revenues at Consumers due to decreased deliveries, primarily reflecting unfavorable economic conditions	(26)
• Change in corporate interest and other due primarily to premiums paid on the retirement of debt	(19)
• Increase in other net expenses at Consumers, primarily reflecting higher pension and OPEB expenses, higher interest expense, and higher plant maintenance expense, partially offset by the absence of an impairment charge on its SERP investments recorded in 2008	(5)
• Absence of a gain from discontinued operations due to a reduction to a legal reserve recorded in 2008, related to previously sold assets	(1)

Total change	$(5)

In Millions (except for per share amounts)
Nine months ended September 30	2009	2008	Change

Net Income Available to Common Stockholders	$216	$224	$(8)
Basic Earnings Per Share	$0.95	$0.99	$(0.04)
Diluted Earnings Per Share	$0.92	$0.94	$(0.02)

Electric Utility	$221	$232	$(11)
Gas Utility	52	46	6
Enterprises	(12)	13	(25)
Corporate Interest and Other	(74)	(67)	(7)
Discontinued Operations	29	—	29

Net Income Available to Common Stockholders	$216	$224	$(8)

For the nine months ended September 30, 2009, net income was $216 million, compared with $224 million for 2008. Combined net income from Consumers’ electric utility and gas utility segments decreased, reflecting decreased deliveries, the absence of gains from the sale of sulfur dioxide allowances recognized in 2008, and an increase in operating expenses and interest expense. These decreases were offset partially by increased earnings from a June 2008 electric rate order and a December 2008 gas rate order, a self-implemented rate increase, and a favorable sales mix. CMS Energy’s consolidated net income was also negatively impacted by an increase in projected Bay Harbor remediation costs and higher corporate expenses, which were offset partially by the expiration of an indemnity obligation related primarily to discontinued operations.

Specific after-tax changes to net income available to common stockholders for the nine months ended September 30, 2009 versus 2008 are:

After Tax, In Millions

• Increase in electric and gas revenues at Consumers due primarily to MPSC rate orders and a self-implemented rate increase	$101
• Increase in electric and gas revenues at Consumers due to a favorable sales mix	34
• Increase from discontinued operations due primarily to a benefit from the expiration of an indemnity obligation	29
• Decrease in electric and gas revenues at Consumers due to decreased deliveries, primarily reflecting unfavorable economic conditions	(66)
• Increase in projected Bay Harbor remediation costs at Enterprises	(22)
• Increase in other net expenses at Consumers primarily related to higher interest, uncollectible accounts expense, and property taxes	(19)
• Increase in pension and OPEB expenses at Consumers	(18)
• Increase in plant maintenance expense at Consumers	(15)
• Absence of gains from the sale of sulfur dioxide credits recognized at Consumers in 2008	(12)
• Absence of resource conservation savings recorded in 2008 related to Consumers’ power purchase agreement with the MCV Partnership	(10)
• Change in corporate interest and other due primarily to premiums paid on the retirement of debt and increased tax-related expenses, offset partially by a gain on the redemption of preferred securities	(7)
• Decrease in revenues at Enterprises due primarily to lower power demand and prices	(3)

Total change	$(8)

CONSUMERS’ ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
September 30	2009	2008	Change

Net Income:
Three months ended	$117	$108	$9
Nine months ended	$221	$232	$(11)

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30,
Reasons for the change:	vs. 2008	2009 vs. 2008

Electric deliveries and rate increase	$17	$54
Power supply costs and related revenue	1	3
Other income, net of deductions	8	7
Maintenance and other operating expenses	(2)	(51)
Depreciation and amortization	5	2
General taxes	(5)	(8)
Interest charges	(5)	(15)
Income taxes	(10)	(3)

Total change	$9	$(11)

Electric deliveries and rate increase: For the three months ended September 30, 2009, electric delivery revenues increased $17 million compared with 2008. The increase resulted from $49 million of additional revenue from the May 2009 self-implemented rate increase and other rate-related items, and a $13 million increase in revenues from a favorable sales mix. These increases were offset partially by $40 million in lower deliveries. Deliveries to end-use customers were 9 billion kWh, a decrease of 0.7 billion kWh or 7.2 percent compared with 2008, primarily reflecting unfavorable economic conditions in Michigan. Additionally, surcharge revenues and related reserves decreased $5 million due to the expiration of the electric restructuring implementation plan surcharge of $5 million and a reduction in PA 141 surcharge revenue of $4 million, offset partially by a $4 million increase resulting from the implementation of an energy optimization program in June 2009.
For the nine months ended September 30, 2009, electric delivery revenues increased $54 million compared with 2008. The increase resulted from a combined $121 million of additional revenue from the June 2008 MPSC rate order and the May 2009 self-implemented rate increase and other rate-related items, net of a $20 million decrease from a new rate design structure that provides lower winter and higher summer rates to encourage conservation. These variances, together with a $44 million increase in revenues from a favorable sales mix, were offset partially by $90 million in lower deliveries. Deliveries to end-use customers were 27 billion kWh, a decrease of 1.8 billion kWh or 6.3 percent compared with 2008, primarily reflecting unfavorable economic conditions in Michigan. Additionally, surcharge revenues and related reserves decreased $21 million, reflecting the absence of $12 million of retirement benefits expense recovered in revenue in 2008. Also contributing to the decrease were the expiration of the electric restructuring implementation plan surcharge of $9 million and a reduction in PA 141 surcharge revenue of $5 million, offset partially by a $5 million increase resulting from the implementation of an energy optimization program in June 2009.
Power supply costs and related revenue: For the three months ended September 30, 2009, PSCR and related revenue increased $1 million compared with 2008, due primarily to an increase in wholesale fuel recovery revenue.
For the nine months ended September 30, 2009, PSCR and related revenue increased $3 million compared with 2008. The increase reflects the absence of a revenue reduction in 2008 related to amounts excluded from recovery in the 2006 PSCR reconciliation case.
Other income, net of deductions: For the three months ended September 30, 2009, other income increased $8 million compared with 2008. The increase was due to the absence in 2009 of a $6 million impairment charge that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments. Also contributing to the increase was $5 million related to gains from land sales. These increases were offset partially by a decrease in interest income and related items of $3 million, primarily reflecting lower levels of short-term cash investments.
For the nine months ended September 30, 2009, other income increased $7 million compared with 2008. The increase was due to gains from land sales of $9 million and the absence in 2009 of a $6 million impairment charge that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments. These increases were offset partially by a decrease in interest income and related items of $8 million, primarily reflecting lower levels of short-term cash investments.

Maintenance and other operating expenses: For the three months ended September 30, 2009, maintenance and other operating expenses increased $2 million compared with 2008. The increase was due to cost increases for plant maintenance of $4 million, and a $5 million increase in OPEB expense due to the unfavorable market performance of retirement benefit plan assets. Also contributing to the increase were the absence in 2009 of $4 million of resource conservation savings recorded in 2008 related to Consumers’ power purchase agreement with the MCV Partnership, higher expenses of $5 million related to forestry and tree-trimming services, and additional expenses of $4 million associated with the implementation of an energy optimization program in 2009. These increases were offset largely by a $7 million decrease in uncollectible accounts expense and a $13 million decrease in storm restoration, outside services, and other net expenses.
For the nine months ended September 30, 2009, maintenance and other operating expenses increased $51 million compared with 2008. The increase was due to cost increases for plant maintenance of $18 million, the absence of an $18 million benefit from the sale of sulfur dioxide credits recognized in 2008, higher expenses of $18 million related to forestry and tree-trimming services, and $5 million associated with the implementation of an energy optimization program in 2009. Also contributing to the increase was the absence of $16 million of resource conservation savings recorded in 2008 related to Consumers’ power purchase agreement with the MCV Partnership. Additionally, pension and OPEB expenses increased $5 million, as a $17 million expense increase due to the unfavorable market performance of retirement benefit plan assets more than offset the absence of $12 million of expense associated with retirement benefits recovered in revenue in 2008. These increases were offset partially by a $1 million decrease in uncollectible accounts expense and a $28 million decrease in storm restoration, outside services, and other net expenses.
Depreciation and amortization: For the three months ended September 30, 2009, depreciation and amortization expense decreased $5 million compared with 2008. The decrease was due to a $9 million reduction in amortization expense on certain regulatory assets, offset partially by a $4 million increase in depreciation from higher plant in service.
For the nine months ended September 30, 2009, depreciation and amortization expense decreased $2 million compared with 2008. The decrease was due to a $14 million reduction in amortization expense on certain regulatory assets, offset partially by a $12 million increase in depreciation from higher plant in service.
General taxes: For the three months ended September 30, 2009, general taxes increased $5 million and for the nine months ended September 30, 2009, general taxes increased $8 million, due to increased property taxes, primarily reflecting higher capital spending.
Interest charges: For the three months ended September 30, 2009, interest charges increased $5 million and for the nine months ended September 30, 2009, interest charges increased $15 million due primarily to the issuance of debt in 2009.
Income taxes: For the three months ended September 30, 2009, income taxes increased $10 million compared with 2008, reflecting $6 million associated with higher utility earnings in the third quarter of 2009 and a $4 million increase in the MBT.
For the nine months ended September 30, 2009, income taxes increased $3 million compared with 2008, reflecting a $6 million increase in the MBT, offset partially by $3 million associated with lower earnings in 2009.

CONSUMERS’ GAS UTILITY RESULTS OF OPERATIONS

			In Millions
September 30	2009	2008	Change

Net Income:
Three months ended	$(12)	$(18)	$6
Nine months ended	$52	$46	$6

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Reasons for the change:	vs. 2008	vs. 2008

Gas deliveries and rate increase	$13	$17
Gas wholesale and retail services, other gas revenues, and other income	—	2
Other income, net of deductions	5	5
Maintenance and other operating expenses	(5)	(19)
Depreciation and amortization	1	9
General taxes	(2)	(3)
Interest charges	(1)	(3)
Income taxes	(5)	(2)

Total change	$6	$6

Gas deliveries and rate increase: For the three months ended September 30, 2009, gas delivery revenue increased $13 million compared with 2008. The increase was due to additional revenue of $3 million from the MPSC’s December 2008 gas rate order. Also contributing to the increase were higher deliveries of $1 million, and $6 million from a combination of a favorable sales mix and lower system losses incurred in 2009. Gas deliveries, including miscellaneous transportation to end-use customers, were 25 bcf, an increase of 1 bcf or 4.2 percent compared with 2008. Additionally, surcharge revenues increased $3 million due to the implementation of an energy optimization program in June 2009.
For the nine months ended September 30, 2009, gas delivery revenue increased $17 million compared with 2008. The increase was due to additional revenue of $14 million from the MPSC’s December 2008 gas rate order. Also contributing to the increase was $10 million from a favorable sales mix and lower system losses incurred in 2009. These increases were offset partially by lower deliveries of $11 million. Gas deliveries, including miscellaneous transportation to end-use customers, were 196 bcf, a decrease of 8 bcf or 3.9 percent compared with 2008. Additionally, surcharge revenues increased $4 million due to the implementation of an energy optimization program in June 2009.
Gas wholesale and retail services, other gas revenues, and other income: For the nine months ended September 30, 2009, gas delivery revenue increased $2 million compared with 2008. The increase was due to additional revenue from the appliance service plan program and an increase in transmission line revenue.
Other income, net of deductions: For the three months and nine months ended September 30, 2009, other income increased $5 million compared with 2008. The increase was due primarily to the absence in 2009 of an impairment charge that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments.
Maintenance and other operating expenses: For the three months ended September 30, 2009, maintenance and other operating expenses increased $5 million compared with 2008. The increase was due to higher OPEB expense of $3 million, reflecting unfavorable market performance of Consumers’ retirement benefit plan assets and an expense associated with prior year retirement benefits recovered in revenue in 2009. Also contributing to the increase were additional expenses related to the implementation of an energy optimization program of $3 million, offset partially by a decrease of $1 million in other net expenses.
For the nine months ended September 30, 2009, maintenance and other operating expenses increased $19 million compared with 2008. The increase was due to higher OPEB expense of $10 million, reflecting unfavorable market performance of Consumers’ retirement benefit plan assets. Also contributing to the increase were higher uncollectible account expense of $8 million and additional expenses of $4 million related to the implementation of an energy optimization program. These increases were offset partially by a decrease of $3 million in other net expenses.
Depreciation and amortization: For the three months ended September 30, 2009, depreciation and amortization expense decreased $1 million compared with 2008. The MPSC’s December 2008 gas rate order reduced amortization expense by $2 million, and delayed collection of an equal amount of amortization in rates. This decrease was offset partially by $1 million of higher depreciation expense due to an increase in plant in service.
For the nine months ended September 30, 2009, depreciation and amortization expense decreased $9 million compared with 2008. The MPSC’s December 2008 gas rate order reduced amortization expense by $13 million, and delayed collection of an equal amount of amortization in rates. This decrease was offset partially by $4 million of higher depreciation expense due to an increase in plant in service.
General taxes: For the three months ended September 30, 2009, general taxes increased $2 million and for the nine months ended September 30, 2009, general taxes increased $3 million, due to increased property taxes, primarily reflecting higher capital spending.
Interest charges: For the three months ended September 30, 2009, interest charges increased $1 million and for the nine months ended September 30, 2009, interest charges increased $3 million, due primarily to the issuance of debt in 2009.
Income taxes: For the three months ended September 30, 2009, income taxes increased $5 million and for the nine months ended September 30, 2009, income taxes increased $2 million, due to higher utility earnings in the third quarter of 2009.
ENTERPRISES RESULTS OF OPERATIONS

September 30	2009	2008	Change

Net Income:
Three months ended	$5	$5	$—
Nine months ended	$(12)	$13	$(25)

For the three months ended September 30, 2009, Enterprises reported no change in net income, as the impact of depressed power demand and prices was offset by higher fuel reimbursement revenue.
For the nine months ended September 30, 2009, Enterprises recorded a net loss of $12 million compared with net income of $13 million in 2008. The change reflects an after-tax expense of $22 million resulting from an increase in projected future environmental remediation costs associated with Bay Harbor, and $3 million of lower earnings due to depressed power demand and prices.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

September 30	2009	2008	Change

Net Income:
Three months ended	$(37)	$(18)		$(19)
Nine months ended	$(74)	$(67)	$	(7)

For the three months ended September 30, 2009, corporate interest and other net expenses increased $19 million, due primarily to a premium paid on the early retirement of debt and the absence of benefits recorded in 2008 related to the reduction of certain tax valuation allowances.
For the nine months ended September 30, 2009, corporate interest and other net expenses increased $7 million. The increase was due to premiums paid on the early retirement of CMS Energy senior notes, the absence of benefits recorded in 2008 related to the reduction of certain tax valuation allowances, and an increase in tax expense due to legislation related to the MBT. These increases were offset partially by a gain recognized on the early retirement of CMS Energy’s long-term debt — related parties.
DISCONTINUED OPERATIONS
For the three months ended September 30, 2009, CMS Energy reported no income from discontinued operations. In 2008, income from discontinued operations was $1 million due primarily to a reduction to a legal reserve related to previously sold assets.
For the nine months ended September 30, 2009, income from discontinued operations was $29 million, due primarily to the expiration of an indemnity obligation related to a 2007 asset sale.
CAPITAL RESOURCES AND LIQUIDITY
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. Recent major financing transactions and commitments are as follows:
•	In February 2009, Consumers retired $200 million FMB at maturity;

•	In March 2009, Consumers issued $500 million in FMB;

•	In June 2009, CMS Energy issued $173 million in convertible senior notes and $300 million in senior notes, and early retired $144 million of its $178 million Long-term debt — related parties;

•	In July 2009, CMS Energy repurchased and retired $233 million principal amount of the senior notes due 2010 and $87 million principal amount of the senior notes due 2011;

•	In August 2009, Consumers retired $150 million FMB at maturity; and

•	In September 2009, CMS Energy’s $243 million preferred stock and $140 million 3.375 percent senior notes became convertible at the holders’ option for the fourth quarter of 2009.
Despite the present market volatility, CMS Energy and Consumers expect to continue to have access to the financial and capital markets. Recent and upcoming credit renewals and maturities are as follows:
•	Consumers renewed its accounts receivable sales program in April 2009 through February 2010;

•	Consumers renewed its $150 million 364-day revolving credit facility in September 2009;

•	Consumers renewed its letter of credit facility in the amount of $30 million in September 2009, effective November 30, 2009;

•	Consumers’ $500 million revolving credit facility is planned for renewal in 2012;

•	Consumers’ FMB maturities are $250 million in 2010, and $300 million in 2012;

•	Consumers’ tax-exempt pollution control revenue bond maturities are $58 million in 2010;

•	CMS Energy’s senior notes maturities are $67 million in 2010, $213 million in 2011, and $150 million in 2012; and

•	CMS Energy’s $550 million revolving credit facility is planned for renewal in 2012.
CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with access to sources of liquidity, will be sufficient to meet cash requirements. If access to the capital markets were to become diminished or otherwise restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. For additional details, see Note 6, Financings and Capitalization.
At September 30, 2009, CMS Energy and Consumers were each in compliance with the financial covenants in their respective debt agreements, and no events of default had occurred with respect to any debt covenants.
Cash Position, Investing, and Financing
CMS Energy’s and Consumers’ operating, investing, and financing activities meet their consolidated cash needs. At September 30, 2009, CMS Energy had $213 million of consolidated cash and cash equivalents, which includes $30 million of restricted cash and cash equivalents and $14 million of cash and cash equivalents held by consolidated VIEs. At September 30, 2009, Consumers had $120 million of consolidated cash and cash equivalents, which includes $22 million of restricted cash and cash equivalents.
CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $233 million in common stock dividends and Enterprises paid $55 million in common stock dividends to CMS Energy for the nine months ended September 30, 2009. For details on dividend restrictions, see Note 6, Financings and Capitalization.
Operating Activities: For the nine months ended September 30, 2009, CMS Energy generated $638 million in cash from operations and Consumers generated $703 million in cash from operations. For the nine months ended September 30, 2008, CMS Energy generated $181 million in cash from operations and Consumers generated $524 million in cash from operations. Specific components of cash provided by (used in) operating activities for the nine months ended September 30, 2009 and 2008 are:

CMS Energy, including Consumers			In Millions
Nine months ended September 30	2009	2008	Change

• Net income	$233	$238	$(5)
• Non-cash transactions (a)	714	695	19

	$947	$933	$14
• Sale of gas purchased in prior year	577	548	29
• Purchase of gas in current year	(654)	(904)	250
• Electric sales contract termination payment	—	(275)	275
• Accounts receivable sales	(170)	—	(170)
• Pension contribution	(206)	—	(206)
• Change in other core working capital	275	120	155
• Other changes in assets and liabilities, net	(131)	(241)	110

Net cash provided by operating activities	$638	$181	$457

Consumers			In Millions

Nine months ended September 30	2009	2008	Change

• Net income	$276	$281	$(5)
• Non-cash transactions (a)	640	650	(10)

	$916	$931	$(15)
• Sale of gas purchased in prior year	577	548	29
• Purchase of gas in current year	(654)	(904)	250
• Accounts receivable sales	(170)	—	(170)
• Pension contribution	(199)	—	(199)
• Change in other core working capital	278	109	169
• Other changes in assets and liabilities, net	(45)	(160)	115

Net cash provided by operating activities	$703	$524	$179

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.
For the nine months ended September 30, 2009, net cash provided by operating activities at CMS Energy increased $457 million compared with 2008. This increase was due to the absence in 2009 of a payment made by CMS ERM in 2008 to terminate electricity sales agreements and the changes affecting Consumers’ cash provided by operating activities described in the following paragraph.
For the nine months ended September 30, 2009, net cash provided by operating activities at Consumers increased $179 million compared with 2008. This increase was due primarily to the impact of lower gas prices on inventory purchased in 2009, collection of increased billings due to recent regulatory actions, and other timing differences. These changes were offset partially by the 2009 pension contribution and the absence of 2008 accounts receivable sales.
Investing Activities: For the nine months ended September 30, 2009, net cash used in investing activities was $679 million at CMS Energy and $639 million at Consumers. For the nine months ended September 30, 2008, net cash used in investing activities was $538 million at CMS Energy and $531 million at Consumers. Specific components of cash used in investing activities for the nine months ended September 30, 2009 and 2008 are:

CMS Energy, including Consumers			In Millions

Nine months ended September 30	2009	2008	Change

• Capital expenditures	$(621)	$(511)	$(110)
• Increase in non-current notes receivable	(43)	(11)	(32)
• Costs to retire property and other	(15)	(16)	1

Net cash used in investing activities	$(679)	$(538)	$(141)

Consumers			In Millions

Nine months ended September 30	2009	2008	Change

• Capital expenditures	$(616)	$(510)	$(106)
• Costs to retire property and other	(23)	(21)	(2)

Net cash used in investing activities	$(639)	$(531)	$(108)

For the nine months ended September 30, 2009, net cash used in investing activities at CMS Energy increased $141 million compared with 2008. For the nine months ended September 30, 2009, net cash used in investing activities at Consumers increased $108 million compared with 2008. These increases were due primarily to an increase in Consumers’ capital expenditures.

Financing Activities: For the nine months ended September 30, 2009, net cash provided by financing activities was $11 million at CMS Energy and net cash used in financing activities was $35 million at Consumers. For the nine months ended September 30, 2008, net cash provided by financing activities was $171 million at CMS Energy and net cash used in financing activities was $99 million at Consumers. Specific components of cash provided by (used in) financing activities for the nine months ended September 30, 2009 and 2008 are:

CMS Energy, including Consumers			In Millions

Nine months ended September 30	2009	2008	Change

• Issuance of FMB, convertible senior notes,
senior notes and other debt	$1,047	$685	$362
• Borrowings on revolving credit facility	215	245	(30)
• Retirement of debt and other debt
maturity payments	(905)	(528)	(377)
• Payments on revolving credit facility	(255)	(140)	(115)
• Payments of common and preferred stock dividends	(93)	(69)	(24)
• Other financing activities	2	(22)	24

Net cash provided by financing activities	$11	$171	$(160)

Consumers			In Millions

Nine months ended September 30	2009	2008	Change

• Issuance of FMB	$500	$600	$(100)
• Retirement of debt and other debt
maturity payments	(377)	(434)	57
• Payments of common stock dividends	(233)	(238)	5
• Stockholder’s contribution from CMS Energy	100	—	100
• Other financing activities	(25)	(27)	2

Net cash used in financing activities	$(35)	$(99)	$64

For the nine months ended September 30, 2009, net cash provided by financing activities at CMS Energy decreased $160 million compared with 2008. This decrease was due primarily to a decrease in net proceeds from borrowings.
For the nine months ended September 30, 2009, net cash used in financing activities at Consumers decreased $64 million compared with 2008. This decrease was due primarily to a stockholder’s contribution from CMS Energy offset partially by a decrease in net proceeds from borrowings.
For additional details on long-term debt activity, see Note 6, Financings and Capitalization.

Retirement Benefits
The following table provides the most recent estimates of pension cost and pension cash contributions:

		In Millions
	Pension Cost	Pension Contributions
CMS Energy, including Consumers
2009	$97	$206
2010	108	92
2011	106	118

Consumers
2009	$94	$199
2010	105	89
2011	103	114

Based on recent guidance from the federal Pension Protection Act of 2006, IRS notices, and the federal Worker, Retiree, and Employer Recovery Act of 2008, CMS Energy reduced its estimated pension contribution for 2009 by $94 million to $206 million. During the first nine months of 2009, CMS Energy contributed $206 million to its pension fund, which includes a contribution of $199 million by Consumers. Actual future pension cost and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan participants.
For additional details on retirement benefits, see Note 10, Retirement Benefits.
Obligations And Commitments
Revolving Credit Facilities: For details on CMS Energy’s and Consumers’ revolving credit facilities, see Note 6, Financings and Capitalization.
Dividend Restrictions: For details on CMS Energy’s and Consumers’ dividend restrictions, see Note 6, Financings and Capitalization.
Off-Balance-Sheet Arrangements
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 4, Contingencies, “Guarantees.”
Sale of Accounts Receivable: Under Consumers’ revolving accounts receivable sales program, Consumers may sell up to $250 million of accounts receivable, subject to certain eligibility requirements. At September 30, 2009, $250 million of accounts receivable were eligible for sale, and no accounts receivable were sold under the program.

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
Consumers’ Electric Utility Business Outlook and Uncertainties
Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet its projected short-term and long-term electric power requirements through:
•	energy efficiency;

•	demand management;

•	expanded use of renewable energy;

•	development of new power plants and pursuit of additional power purchase agreements to complement existing generating sources; and

•	potential retirement of older, less efficient generating units.
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
In October 2007, Consumers filed an air permit application with the MDEQ for its proposed coal-fueled plant. The MDEQ published Consumers’ draft air permit for public comment in March 2009 and, in response to public comments, indicated that it would require a needs-and-alternatives analysis. In June 2009, Consumers prepared and filed with the MDEQ and the MPSC a needs-and-alternatives analysis that supported Consumers’ current balanced energy initiative and the construction of its proposed coal-fueled power plant. In September 2009, the MPSC staff issued a report to the MDEQ on Consumers’ analysis, concluding that the long-term capacity need identified by Consumers in its analysis was unjustified without the retirement of certain existing coal-fueled power plants from its fleet. The MPSC staff’s report also stated that the proposed coal-fueled plant is only one alternative out of a range of options that Consumers may use to fill the projected capacity need, and that such options include increased energy efficiency and renewable energy.
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

In February 2009, Consumers filed its renewable energy plan with the MPSC. The plan detailed how Consumers would meet the renewable energy standards for energy and capacity, with wind generation as Consumers’ primary resource. Consumers’ plan proposed that half of the new renewable capacity would be obtained through long-term agreements to purchase power from third parties, with the remaining capacity to be supplied by facilities built and owned by Consumers. The plan also proposed a schedule of surcharges to be applied over a 20-year period to recover the incremental cost of compliance. Consumers’ plan was approved by the MPSC in May 2009 with minor exceptions. It is subject to biennial review and annual cost and revenue reconciliation proceedings.
Consumers has secured more than 52,000 acres of land easements in Michigan’s Tuscola and Mason Counties for potential wind generation development and is collecting wind speed and other meteorological data at the sites. Consumers will continue to seek opportunities for wind generation development in support of the renewable energy standards. Consumers has also executed agreements with six small-scale renewable energy suppliers for the purchase of 9.4 MW of renewable capacity and an estimated two percent of its long-term renewable energy needs. The MPSC approved these agreements in October, which will enable Consumers to recover the full costs of these contracts from its customers. Additionally, in May 2009, Consumers requested proposals, due in December 2009, for capacity and energy from larger projects to meet its renewable capacity and energy needs through 2015.
Energy Optimization Plan: The 2008 Energy Legislation requires utilities to prepare energy optimization plans and achieve annual sales reduction targets beginning in 2009 through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in natural gas use by December 31, 2015. In February 2009, Consumers filed its energy optimization plan with the MPSC. The plan detailed Consumers’ proposals for energy cost savings among all customer classes through incentives to reduce customer usage by offering customer energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. The plan also sought recovery of program costs. Consumers’ plan was approved by the MPSC in May 2009. It is subject to biennial review and annual cost and revenue reconciliation proceedings. In July 2009, Consumers launched its energy optimization programs for residential customers.
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
Electric Deliveries: Consumers expects weather-adjusted electric deliveries to decrease in 2009 by four percent compared with 2008. Consumers’ outlook for 2009 includes continuing growth in deliveries to its largest customer, which produces semiconductor and solar energy components. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2009 to decrease six percent compared with 2008. Consumers’ outlook reflects reduced deliveries associated with its investment in energy efficiency programs included in the 2008 Energy Legislation, as well as recent projections of Michigan economic conditions.
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
Electric Transmission Expenses: Consumers expects the transmission charges it incurs to increase by $47 million in 2009 compared with 2008, due primarily to a 25 percent increase in METC and Wolverine transmission rates. This increase was included in Consumers’ 2009 PSCR plan filed with the MPSC in September 2008. For details on litigation concerning Consumers’ recovery of its electric transmission expense, see Note 4, Contingencies, “Consumers’ Electric Utility Contingencies — Litigation.”
Electric ROA: The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. However, the 2008 Energy Legislation generally limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. During the third quarter of 2009, customer enrollment in the ROA program reached the ten percent limit. At September 30, 2009, alternative electric suppliers were providing 586 MW of generation service to ROA customers, a 77 percent increase from December 31, 2008. For the twelve-month period ended September 30, 2009, alternative electric supply represented 4.5 percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, its costs to operate its facilities in compliance with these laws and regulations.
Clean Air Act: Consumers continues to focus on complying with the federal Clean Air Act and numerous state and federal environmental regulations. Consumers estimates expenditures of $1.32 billion from 2009 through 2017 for equipment installation to comply with a number of environmental regulations, including regulations limiting nitrogen oxides, sulfur dioxide, and mercury emissions. Consumers expects to recover these costs in customer rates.
It is expected that allowances and installation of pollution control equipment will cover the shortfall in nitrogen oxides emission allowances through 2015. Consumers also plans to purchase sulfur dioxide emission allowances between 2012 and 2015 at an average cost of $5 million per year. Consumers expects to recover emission allowance costs from its customers through the PSCR process.
Clean Air Interstate Rule: In 2005, the EPA adopted the CAIR, which required additional coal-fueled electric generating plant emission controls for nitrogen oxides and sulfur dioxide. The CAIR was appealed to the U.S. Court of Appeals for the District of Columbia. The court initially nullified the CAIR and the CAIR federal implementation plan in its entirety, but subsequently changed course and remanded the rule to the EPA, maintaining the rule in effect pending EPA revision. At this time, the CAIR remains in effect, with 2009 as the first nitrogen oxides compliance year. The EPA must now revise the rule to resolve the court’s concerns. The impacts of this revision are unknown, but stricter regulation is envisioned. A draft rule is expected in 2010.
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
In 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. In response to the governor’s proposal, the MDEQ promulgated a rule that became effective in October 2009. Consumers has a plan in place to comply with this proposed rule; however, the development of the Federal rule may affect Consumers’ plan. Consumers cannot predict the financial impact or outcome of this matter until this state regulation can be evaluated with respect to a Federal rule that is under development.
Greenhouse Gases: In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act, which requires reductions in emissions of greenhouse gases, including carbon dioxide. The bill proposes to reduce carbon dioxide and other greenhouse gas emissions by 3 percent below 2005 levels by 2012, 17 percent below 2005 levels by 2020, and 42 percent below 2005 levels by 2030. The bill also contains provisions for the direct granting of substantial free greenhouse gas emission allowances to load-serving entities in order to mitigate price impacts to customers. Consumers considers it likely that Congress will pass greenhouse gas legislation, but the form and timing of any final bill is difficult to predict. These laws, or similar state laws or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases.
In September 2009, the EPA finalized the Mandatory Reporting of Greenhouse Gases Rule. This rule will require facilities producing 25,000 metric tons or more of greenhouse gases to collect emissions data under a new reporting system, beginning January 1, 2010. The first reports will be due to the EPA on March 31, 2011. The rule covers carbon dioxide, methane, nitrous oxide, hydro fluorocarbons, and other fluorinated gases. The purpose of the rule is to collect accurate and timely data on greenhouse gas emissions that can be used to inform future climate change policy decisions. In addition, the EPA, through public statements and actions, has signaled that it intends to initiate regulation of greenhouse gases through the Clean Air Act.
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material, and cost recovery cannot be assured, Consumers expects to have an opportunity to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on a cost-benefit analysis in setting the national performance standards for fish protection. The EPA has announced plans to issue a revised draft rule in early 2010. Consumers estimates capital expenditures of $150 million to comply with these regulations.
Other electric environmental matters, including routine maintenance classification, could have a major impact on Consumers’ outlook. For additional details on these and other electric environmental matters, see Note 4, Contingencies, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ stranded cost recovery, power supply cost recovery, electric rate case and self-implemented rates, Palisades regulatory proceedings, and Big Rock decommissioning proceedings, see Note 5, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters.”

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
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ gas cost recovery, gas depreciation, gas rate case, and lost and unaccounted for gas, see Note 5, Utility Rate Matters, “Consumers’ Gas Utility Rate Matters.”
Enterprises’ Outlook and Uncertainties
The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.
Trends and uncertainties that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•	the impact of indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	the impact of lower electricity prices, caused primarily by lower natural gas prices, unseasonably cool weather, and decreased industrial production, on the profitability of Enterprises’ generating units;

•	the impact of representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with the sales of assets;

•	the impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings; and

•	the impact of economic conditions in Michigan, including population trends and housing activity.
For additional details regarding Enterprises’ uncertainties, see Note 4, Contingencies and Part II, Item 1. Legal Proceedings.

Other Outlook and Uncertainties
Advanced Metering Infrastructure: Consumers’ development of an advanced metering infrastructure system is proceeding as planned. This system is designed to provide two-way communications between Consumers and its customers and should allow Consumers to read meters, receive outage and restoration notification, and turn service on and off without visiting the meter. It should enable customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in higher energy efficiency and environmental benefits. Due to this system’s complexity and relative market immaturity, Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment. Consumers will also make certain modifications to its software to enable the new system. Consumers intends to begin mass deployment of the system and installation of new meters in 2012.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as a party in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 4, Contingencies and Part II, Item 1. Legal Proceedings.
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets, is a state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $227 million at September 30, 2009. Its loan portfolio was funded primarily by deposit liabilities of $163 million and borrowings from the U.S. Federal Reserve bank of $50 million. Twelve-month rolling average default rates on loans held by EnerBank have risen from 1.4 percent at December 31, 2008 to 2.2 percent at September 30, 2009. Due to the economic downturn, EnerBank expects the level of loan defaults to continue to increase throughout the remainder of 2009 and into 2010, returning to lower levels thereafter.
NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 2, New Accounting Standards.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

Operating Revenue	$1,274	$1,428	$4,608	$4,977

Income (Loss) from Equity Method Investees	(1)	5	(2)	3

Operating Expenses
Fuel for electric generation	140	173	393	470
Purchased and interchange power	318	406	889	1,026
Cost of gas sold	123	191	1,294	1,526
Other operating expenses	228	218	709	615
Maintenance	52	51	163	140
Depreciation and amortization	128	135	422	436
General taxes	51	47	164	155
Gain on asset sales, net	(5)	—	(13)	(8)

	1,035	1,221	4,021	4,360

Operating Income	238	212	585	620

Other Income (Deductions)
Interest and dividends	6	5	17	23
Regulatory return on capital expenditures	7	9	20	25
Other income	4	4	42	10
Other expense	(20)	(15)	(25)	(21)

	(3)	3	54	37

Interest Charges
Interest on long-term debt	96	88	280	264
Interest on long-term debt — related parties	1	3	7	10
Other interest	7	8	23	26
Capitalized interest	(1)	(1)	(3)	(4)

	103	98	307	296

Income Before Income Taxes	132	117	332	361
Income Tax Expense	51	36	128	123

Income from Continuing Operations	81	81	204	238
Income From Discontinued Operations, Net of Tax of $—, $1, $19 and $—	—	1	29	—

Net Income	81	82	233	238
Income Attributable to Noncontrolling Interests	6	2	9	6

Net Income Attributable to CMS Energy	75	80	224	232
Preferred Stock Dividends	2	2	8	8

Net Income Available to Common Stockholders	$73	$78	$216	$224

The accompanying notes are an integral part of these statements.

		In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

Net Income Available to Common Stockholders	$73	$78	$216	$224

Basic Earnings Per Average Common Share
Income from Continuing Operations	$0.32	$0.34	$0.82	$0.99
Income from Discontinued Operations	—	0.01	0.13	—

Net Income Attributable to Common Stock	$0.32	$0.35	$0.95	$0.99

Diluted Earnings Per Average Common Share
Income from Continuing Operations	$0.31	$0.32	$0.79	$0.94
Income from Discontinued Operations	—	0.01	0.13	—

Net Income Attributable to Common Stock	$0.31	$0.33	$0.92	$0.94

Dividends Declared Per Common Share	$0.125	$0.09	$0.375	$0.27

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Nine Months Ended September 30	2009	2008

Cash Flows from Operating Activities
Net income	$233	$238
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	422	436
Deferred income taxes and investment tax credit	131	115
Postretirement benefits expense	136	110
Regulatory return on capital expenditures	(20)	(25)
Capital lease and other amortization	31	34
Bad debt expense	46	36
Gain due to expiration of indemnification	(50)	—
Gain on sale of assets	(8)	(8)
Gain on extinguishment of long-term debt — related parties	(28)	—
Loss on extinguishment of debt	17	—
Increase in environmental remediation accrual	35	—
Loss (income) from equity method investees	2	(3)
Cash distributions from equity method investees	—	2
Postretirement benefits contributions	(247)	(38)
Electric sales contract termination payment	—	(275)
Changes in other assets and liabilities:
Decrease in accounts receivable and accrued revenues	205	178
Decrease (increase) in accrued power supply and gas revenue	(1)	39
Increase in inventories	(122)	(393)
Decrease in deferred property taxes	122	118
Decrease in accounts payable	(55)	(21)
Decrease in accrued taxes	(164)	(189)
Decrease in accrued expenses	(15)	(42)
Decrease in other current and non-current assets	20	11
Decrease in other current and non-current liabilities	(52)	(142)

Net cash provided by operating activities	638	181

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(621)	(511)
Cost to retire property	(33)	(22)
Proceeds from sale of assets	7	1
Decrease in restricted cash and cash equivalents	8	4
Increase in non-current notes receivable	(43)	(11)
Other investing activities	3	1

Net cash used in investing activities	(679)	(538)

Cash Flows from Financing Activities
Proceeds from issuance of notes, bonds, and other long-term debt	1,188	845
Proceeds from (retirement of) EnerBank notes, net	(12)	8
Issuance of common stock	7	6
Retirement of bonds and other long-term debt, including related parties	(1,074)	(591)
Payment of common stock dividends	(85)	(61)
Payment of preferred stock dividends	(8)	(8)
Increase in non-current notes payable	50	—
Payment of capital lease and finance lease obligations	(17)	(18)
Debt issuance costs, financing fees, and other	(38)	(10)

Net cash provided by financing activities	11	171

Net Decrease in Cash and Cash Equivalents	(30)	(186)

Cash and Cash Equivalents, Beginning of Period	213	348

Cash and Cash Equivalents, End of Period	$183	$162

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)
ASSETS

	In Millions
	September 30	December 31
	2009	2008

Plant and Property (at cost)
Electric utility	$9,374	$8,965
Gas utility	3,755	3,622
Enterprises	395	390
Other	33	33

	13,557	13,010
Less accumulated depreciation, depletion and amortization	4,515	4,428

	9,042	8,582
Construction work in progress	524	608

	9,566	9,190

Investments
Enterprises	3	5
Other	6	6

	9	11

Current Assets
Cash and cash equivalents	183	213
Restricted cash and cash equivalents	30	35
Accounts receivable and accrued revenue, less allowances of $31 in 2009 and $26 in 2008	665	851
Notes receivable	87	95
Accrued power supply and gas revenue	8	7
Inventories at average cost
Gas in underground storage	1,246	1,168
Materials and supplies	128	110
Generating plant fuel stock	153	127
Deferred property taxes	115	165
Regulatory assets — postretirement benefits	19	19
Prepayments and other	28	37

	2,662	2,827

Non-current Assets
Regulatory assets
Securitized costs	378	416
Postretirement benefits	1,363	1,431
Customer Choice Act	56	90
Other	468	482
Notes receivable, less allowances of $6 in 2009 and $34 in 2008	227	186
Other	154	268

	2,646	2,873

Total Assets	$14,883	$14,901

The accompanying notes are an integral part of these statements.

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

	In Millions
	September 30	December 31
	2009	2008

Capitalization
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 227.6 shares in 2009 and 226.4 shares in 2008	$2	$2
Other paid-in capital	4,555	4,533
Accumulated other comprehensive loss	(23)	(28)
Accumulated deficit	(1,900)	(2,031)

	2,634	2,476
Noncontrolling interests	53	52
Preferred stock of subsidiary	44	44
Preferred stock	239	243

Total equity	2,970	2,815

Long-term debt	5,889	5,837
Long-term debt — related parties	34	178
Non-current portion of capital and finance lease obligations	193	206

	9,086	9,036

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	662	514
Notes payable	50	—
Accounts payable	376	466
Accrued rate refunds	21	7
Accrued interest	79	107
Accrued taxes	125	289
Deferred income taxes	185	100
Regulatory liabilities	96	120
Other	236	260

	1,830	1,863

Non-current Liabilities
Regulatory liabilities
Cost of removal	1,246	1,203
Income taxes, net	528	519
Other	158	146
Postretirement benefits	1,336	1,502
Asset retirement obligation	214	206
Deferred investment tax credit	52	54
Deferred income taxes	105	55
Other	328	317

	3,967	4,002

Commitments and Contingencies (Notes 4, 5, 6, 8 and 9)

Total Stockholders’ Investment and Liabilities	$14,883	$14,901

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,552	4,525	4,533	4,517
Common stock issued	4	4	12	12
Common stock repurchased	(1)	(1)	(1)	(1)
Conversion option on convertible debt	—	—	11	—

At end of period	4,555	4,528	4,555	4,528

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(27)	(16)	(27)	(15)
Retirement benefits liability adjustments (a)	1	—	1	(1)

At end of period	(26)	(16)	(26)	(16)

Investments
At beginning of period	1	(5)	—	—
Unrealized gain (loss) on investments (a)	3	(3)	4	(8)
Reclassification adjustments included in net income (a)	—	8	—	8

At end of period	4	—	4	—

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

Foreign currency translation
At beginning of period	—	—	—	(128)
Sale of interests in TGN (a)	—	—	—	128

At end of period	—	—	—	—

Total Accumulated Other Comprehensive Loss	(23)	(17)	(23)	(17)

Accumulated Deficit
At beginning of period	(1,945)	(2,128)	(2,031)	(2,227)
Effects of changing the retirement plans measurement date
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	—	—	(2)
Net income attributable to CMS Energy (a)	75	80	224	232
Preferred stock dividends declared	(2)	(2)	(8)	(8)
Common stock dividends declared	(28)	(20)	(85)	(61)

At end of period	(1,900)	(2,070)	(1,900)	(2,070)

Noncontrolling Interests
At beginning of period	338	345	339	347
Conversion of preferred stock	(4)	—	(4)	(1)
Other changes in noncontrolling interests	2	1	1	—

At end of period	336	346	336	346

Total Equity	$2,970	$2,789	$2,970	$2,789

The accompanying notes are an integral part of these statements.

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

(a) Disclosure of Comprehensive Income:
Net income attributable to CMS Energy	$75	$80	$224	$232
Retirement benefits liability adjustments, net of tax of $—, $—, $—, and $2, respectively	1	—	1	(1)
Unrealized gain (loss) on investments, net of tax (tax benefit) of $4, $(3), $4, and $(6), respectively	3	(3)	4	(8)
Reclassification adjustments included in net income, net of tax of $—, $5, $—, and $5, respectively	—	8	—	8
Sale of interests in TGN, net of tax of $69	—	—	—	128

Total Comprehensive Income	$79	$85	$229	$359

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

Operating Revenue	$1,213	$1,307	$4,431	$4,661

Operating Expenses
Fuel for electric generation	119	128	335	373
Purchased and interchange power	315	405	879	1,015
Purchased power — related parties	25	20	60	57
Cost of gas sold	103	135	1,234	1,368
Other operating expenses	204	201	613	565
Maintenance	49	44	147	124
Depreciation and amortization	125	131	413	425
General taxes	51	44	158	146
Gain on asset sales, net	(6)	—	(9)	—

	985	1,108	3,830	4,073

Operating Income	228	199	601	588

Other Income (Deductions)
Interest	6	4	16	20
Regulatory return on capital expenditures	7	9	20	25
Other income	3	4	11	9
Other expense	(2)	(11)	(6)	(17)

	14	6	41	37

Interest Charges
Interest on long-term debt	63	56	187	169
Other interest	5	6	15	17
Capitalized interest	(1)	(1)	(3)	(4)

	67	61	199	182

Income Before Income Taxes	175	144	443	443

Income Tax Expense	68	53	167	162

Net Income	107	91	276	281

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholder	$106	$90	$274	$279

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Nine Months Ended September 30	2009	2008

Cash Flows from Operating Activities
Net income	$276	$281
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	413	425
Deferred income taxes and investment tax credit	65	87
Postretirement benefits expense	132	107
Regulatory return on capital expenditures	(20)	(25)
Capital lease and other amortization	19	23
Bad debt expense	40	33
Gain on sale of assets	(9)	—
Postretirement benefits contributions	(239)	(37)
Changes in assets and liabilities:
Decrease in accounts receivable, notes receivable and accrued revenue	205	178
Decrease (increase) in accrued power supply and gas revenue	(1)	39
Increase in inventories	(119)	(411)
Decrease in deferred property taxes	122	118
Decrease in accounts payable	(55)	(14)
Decrease in accrued taxes	(130)	(127)
Decrease in accrued expenses	(11)	(36)
Decrease in other current and non-current assets	34	17
Decrease in other current and non-current liabilities	(19)	(134)

Net cash provided by operating activities	703	524

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(616)	(510)
Cost to retire property	(33)	(22)
Proceeds from sale of assets	7	—
Decrease in restricted cash and cash equivalents	3	1

Net cash used in investing activities	(639)	(531)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	500	600
Retirement of long-term debt	(377)	(434)
Payment of common stock dividends	(233)	(238)
Payment of capital and finance lease obligations	(17)	(18)
Stockholder’s contribution	100	—
Payment of preferred stock dividends	(2)	(2)
Debt issuance and financing costs	(6)	(7)

Net cash used in financing activities	(35)	(99)

Net Increase (Decrease) in Cash and Cash Equivalents	29	(106)

Cash and Cash Equivalents, Beginning of Period	69	195

Cash and Cash Equivalents, End of Period	$98	$89

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	September 30	December 31
	2009	2008

Plant and Property (at cost)
Electric utility	$9,374	$8,965
Gas utility	3,755	3,622
Other	15	15

	13,144	12,602
Less accumulated depreciation, depletion, and amortization	4,321	4,242

	8,823	8,360
Construction work in progress	522	607

	9,345	8,967

Investments
Stock of affiliates	25	19

Current Assets
Cash and cash equivalents	98	69
Restricted cash and cash equivalents	22	25
Accounts receivable and accrued revenue, less allowances of $28 in 2009 and $24 in 2008	647	829
Notes receivable	84	93
Accrued power supply and gas revenue	8	7
Accounts receivable — related parties	1	2
Inventories at average cost
Gas in underground storage	1,242	1,168
Materials and supplies	121	103
Generating plant fuel stock	145	118
Deferred property taxes	115	165
Regulatory assets — postretirement benefits	19	19
Prepayments and other	25	30

	2,527	2,628

Non-current Assets
Regulatory assets
Securitized costs	378	416
Postretirement benefits	1,363	1,431
Customer Choice Act	56	90
Other	468	482
Other	100	213

	2,365	2,632

Total Assets	$14,262	$14,246

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

		In Millions
	September 30	December 31
	2009	2008

Capitalization
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	$841	$841
Other paid-in capital	2,582	2,482
Accumulated other comprehensive income (loss)	6	(1)
Retained earnings	424	383

	3,853	3,705
Preferred stock	44	44

Total equity	3,897	3,749

Long-term debt	4,072	3,908
Non-current portion of capital and finance lease obligations	193	206

	8,162	7,863

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	365	408
Accounts payable	359	444
Accrued rate refunds	21	7
Accounts payable — related parties	10	14
Accrued interest	45	69
Accrued taxes	159	289
Deferred income taxes	251	277
Regulatory liabilities	96	120
Other	192	151

	1,498	1,779

Non-current Liabilities
Deferred income taxes	881	792
Regulatory liabilities
Cost of removal	1,246	1,203
Income taxes, net	528	519
Other	158	146
Postretirement benefits	1,278	1,436
Asset retirement obligations	213	205
Deferred investment tax credit	52	54
Other	246	249

	4,602	4,604

Commitments and Contingencies (Notes 4, 5, 6, 8 and 9)

Total Stockholder’s Investment and Liabilities	$14,262	$14,246

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,582	2,482	2,482	2,482
Stockholder’s contribution	—	—	100	—

At end of period	2,582	2,482	2,582	2,482

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning of period	(7)	(9)	(7)	(15)
Retirement benefits liability adjustments (b)	—	—	—	6

At end of period	(7)	(9)	(7)	(9)

Investments
At beginning of period	10	8	6	15
Unrealized gain (loss) on investments (b)	3	(5)	7	(12)
Reclassification adjustments included in net income (b)	—	6	—	6

At end of period	13	9	13	9

Total Accumulated Other Comprehensive Income	6	—	6	—

Retained Earnings
At beginning of period	421	339	383	324
Effects of changing the retirement plans measurement date
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	—	—	(2)
Net income (b)	107	91	276	281
Common stock dividends declared	(103)	(70)	(233)	(238)
Preferred stock dividends declared	(1)	(1)	(2)	(2)

At end of period	424	359	424	359

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity	$3,897	$3,726	$3,897	$3,726

The accompanying notes are an integral part of these statements.

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2009	2008	2009	2008

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Net income	$107	$91	$276	$281
Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $—, $—, $—, and $2, respectively	—	—	—	6

Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $4, $(3), $4, and $(6), respectively	3	(5)	7	(12)
Reclassification adjustments included in net income, net of tax of $—, $3, $—, and $3, respectively	—	6	—	6

Total Comprehensive Income	$110	$92	$283	$281

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
notes to consolidated financial statements
(Unaudited)
These interim Consolidated Financial Statements have been prepared by CMS Energy and Consumers in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and Note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. CMS Energy and Consumers have reclassified certain prior year amounts to conform to the presentation in the current year. The Consolidated Financial Statements for the nine months ended September 30, 2008 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s and Consumers’ 2008 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
These interim Consolidated Financial Statements and accompanying Note disclosures include the evaluation of subsequent events through October 30, 2009, the date of issuance.
1: SIGNIFICANT ACCOUNTING POLICIES
Self-Implemented Rates: Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue an order, the filed rates are considered approved. If the MPSC issues an order, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund. For details on Consumers’ self-implemented rates, see Note 5, Utility Rate Matters.
2: NEW ACCOUNTING STANDARDS
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, codified in ASC 105-10, Generally Accepted Accounting Principles: This standard, which was effective for CMS Energy and Consumers July 1, 2009, establishes the ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. CMS Energy and Consumers have included references to the ASC in these consolidated financial statements and notes where appropriate.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51, codified in ASC 810-10, Consolidation: Under this standard, which was effective for CMS Energy and Consumers January 1, 2009, ownership interests in subsidiaries held by third parties, previously referred to as minority interests, are presented as noncontrolling interests and shown separately on the parent’s balance sheet within equity. In addition, net income attributable to noncontrolling interests is included in net income on the income statement. CMS Energy and Consumers have applied these provisions to current and prior periods presented in its consolidated financial statements. The standard also affects the accounting for changes in a parent’s ownership interest, including deconsolidation of a subsidiary. CMS Energy and Consumers will apply these provisions of the standard to any such future transactions.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, codified in ASC 815-10, Derivatives and Hedging: This standard, which was effective for CMS Energy and Consumers January 1, 2009, requires enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for, and how derivatives and any related hedged items affect financial position, financial performance, and cash flows. The standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position. For additional details on CMS Energy’s and Consumers’ derivatives, see Note 9, Derivative Instruments.

FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement), codified in ASC 470-20, Debt with Conversion and Other Options: This standard, which was effective for CMS Energy and Consumers January 1, 2009, requires CMS Energy to account for the liability and equity components of its convertible debt securities separately and in a manner that reflects CMS Energy’s borrowing rate for nonconvertible debt. The following table summarizes the effects of adopting this standard on CMS Energy’s consolidated financial statements:

Increases (decreases)	In Millions, Except Per Share Amounts
Three months ended September 30	2009	2008

Interest on long-term debt	$2	$2
Income tax expense	—	(1)

Net income	$(2)	$(1)

Earnings Per Average Common Share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Nine months ended September 30	2009	2008

Interest on long-term debt	$6	$7
Income tax expense	(2)	(3)

Net income	$(4)	$(4)

Earnings Per Average Common Share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Increases (decreases)	December 31, 2008	January 1, 2008

Assets
Non-current deferred income tax assets	$—	$(12)

Liabilities
Long-term debt	$(22)	$(30)
Non-current deferred income tax liabilities	9	—

Total	$(13)	$(30)

Common Stockholders’ Equity
Other paid-in capital	$37	$37
Accumulated deficit	24	19

Total	$13	$18

The standard had no impact on Consumers’ consolidated financial statements. For additional details on CMS Energy’s convertible debt instruments, see Note 6, Financings and Capitalization.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10, Earnings per Share: Under this standard, which was effective for CMS Energy and Consumers January 1, 2009, share-based payment awards that accrue cash dividends when common shareholders receive dividends are considered participating securities if the dividends are not required to be returned to the company when the employee forfeits the award. The standard applies to CMS Energy’s outstanding unvested restricted stock awards, which are considered participating securities and thus are included in the computation of basic EPS. Implementation of the standard for CMS Energy reduced basic and diluted EPS by $0.01 for the nine months ended September 30, 2009 and 2008. The standard had no impact on Consumers’ consolidated financial statements.
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10, Fair Value Measurements and Disclosures: The standard, which was effective for CMS Energy and Consumers April 1, 2009, provides guidance on determining whether there has been a significant decrease in market activity for an asset or liability and whether quoted prices may reflect distressed transactions. The guidance indicates that entities should not rely on distressed prices in determining fair value, but may instead use alternative valuation techniques, such as discounting future cash flows assuming an orderly transaction. The standard requires quarterly disclosures about the inputs and valuation techniques used in fair value measurements. Previously, these disclosures were required only annually. See Note 3, Fair Value Measurements, for the required disclosures. The standard had no impact on CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, Investments—Debt and Equity Securities: The standard, which was effective for CMS Energy and Consumers April 1, 2009, amends the other-than-temporary impairment guidance for debt securities. Entities no longer need to assert both the intent and ability to hold an impaired debt security until recovery to avoid recording an other-than-temporary impairment. Instead, an entity must consider whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security prior to recovery. If either of these criteria are met, the full impairment should be recognized in earnings. If neither criterion is met, only impairments due to credit losses should be recorded to earnings, while impairments related to other factors should be recorded to other comprehensive income. The standard also includes additional disclosure requirements. The standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements; however, the new guidance will be incorporated in future assessments of other-than-temporary impairments of debt securities.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, Financial Instruments: This standard, which was effective for CMS Energy and Consumers April 1, 2009, requires quarterly disclosures of the fair values of financial instruments. Previously, these disclosures were required only annually. The standard also requires quarterly disclosure of the methods and significant assumptions used in the fair value measurements. The standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity: This standard, which was effective for CMS Energy and Consumers January 1, 2009, establishes new criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock” for the purpose of assessing potential derivative accounting or balance sheet classification. This guidance applies to the equity conversion features in CMS Energy’s contingently convertible senior notes and preferred stock. Under the new criteria, these features remain exempt from derivative accounting, and thus, this standard had no impact on CMS Energy’s or Consumers’ consolidated financial statements.

EITF Issue 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, codified in ASC 820-10, Fair Value Measurements and Disclosures: This standard, which was effective for CMS Energy and Consumers January 1, 2009, concludes that the fair value measurement of a liability should not consider the effect of a third-party credit enhancement or guarantee supporting the liability. To comply with the standard, CMS Energy and Consumers adjusted the methods they use to determine the fair values of certain long-term debt instruments for their fair value disclosures, resulting in a minor reduction in the fair values disclosed. For the fair value disclosures, see Note 8, Financial Instruments. The standard had no impact on CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.
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
SFAS No. 167, Amendments to FASB Interpretation No. 46(R): This standard, which will be effective for CMS Energy and Consumers January 1, 2010, amends the criteria used to determine which enterprise, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which enterprise (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity. The standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. CMS Energy and Consumers are evaluating the impact of this standard on their consolidated financial statements.
FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715-20, Compensation—Retirement Benefits—Defined Benefit Plans—General: This standard, which will be effective for CMS Energy and Consumers December 31, 2009, requires expanded annual disclosures about postretirement benefit plan assets. The required disclosures include information about investment allocation decisions, major categories of plan assets, the inputs and valuation techniques used in the fair value measurements, the effects of significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. The standard will not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.

3: FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at September 30, 2009:

				In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$109	$109	$—	$—
Restricted cash equivalents	9	9	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP
Equity securities	47	47	—	—
Debt securities	27	—	27	—
Derivative instruments (a)	1	—	1	—

Total	$198	$170	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments (b)	12	2	2	8

Total (c)	$17	$7	$2	$8

Consumers
Assets:
Cash equivalents	$51	$51	$—	$—
Restricted cash equivalents	4	4	—	—
CMS Energy Common Stock	25	25	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP
Equity securities	31	31	—	—
Debt securities	18	—	18	—

Total	$133	$115	$18	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total (c)	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $2 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At September 30, 2009, CMS Energy’s liabilities classified as Level 3 represent 47 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.

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
CMS Energy and Consumers value their SERP debt securities, which are investment grade municipal bonds, using a matrix pricing model that incorporates market-based information. The fair value of the SERP debt securities is derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade municipal securities normally considered by market participants when pricing such debt securities. CMS Energy and Consumers report their SERP assets in Other non-current assets on their Consolidated Balance Sheets. For additional details about SERP securities, see Note 8, Financial Instruments.
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

For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. Adjustments for credit risk using the approach outlined within this paragraph are not materially different from the adjustments that would result from using credit default swap rates for the contracts presently held. For further details about derivative contracts, see Note 9, Derivative Instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Level 3 Inputs
The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy:

		In Millions
Three months ended September 30	2009	2008

Balance at July1	$(11)	$(24)
Total gains (losses) (realized and unrealized)
Included in earnings (a)	(1)	5
Purchases, sales, issuances, and settlements (net)	4	1

Balance at September 30	(8)	(18)

Unrealized gains (losses) included in earnings for the quarter ended September 30 relating to assets and liabilities still held at September 30 (a)	$(1)	$6

		In Millions
Nine months ended September 30	2009	2008

Balance at January 1	$(16)	$(19)
Total gains (losses) (realized and unrealized)
Included in earnings (a)	5	(1)
Purchases, sales, issuances, and settlements (net)	3	2

Balance at September 30	(8)	(18)

Unrealized gains (losses) included in earnings for the nine months ended September 30 relating to assets and liabilities still held at September 30 (a)	$3	$—

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue or Operating Expenses in its Consolidated Statements of Income.
4: CONTINGENCIES
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
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin.
In 2007, CMS MST settled a master class action suit in California state court for $7 million and the CMS Energy defendants settled four class action suits originally filed in California federal court. In July 2009, CMS MST, as the only remaining defendant in the California state court cases, entered into a settlement of those remaining California state court cases and those cases have been dismissed. The settlement amount is immaterial to CMS Energy.
All CMS Energy defendants were dismissed from the Missouri Public Service Commission case, a state action, and the Breckenridge case, a federal action. An appeal is pending in the Missouri Public Service Commission case. CMS Energy was also dismissed from three federal cases, while the other CMS Energy defendants remain. CMS Energy defendants were also dismissed from a federal case in Wisconsin, but the plaintiffs have filed a motion for reconsideration and refiled the complaint in Michigan federal court. The Michigan case was transferred to the multi-district litigation proceeding in Nevada. In addition, the Tennessee Supreme Court has granted the CMS Energy defendants’ application for leave to appeal the Tennessee class action lawsuit. Other cases in several jurisdictions remain pending.
Another class action complaint was filed in March 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants, along with 19 other non-CMS Energy companies, alleging conspiracy to restrain trade through inaccurate natural gas price reporting. Defendants removed the case to federal court in Wisconsin, and it was transferred through the multi-district litigation process to the consolidated actions in Nevada. CMS Energy cannot predict the financial impact or outcome of these matters.
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
In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an AOC under Superfund and approved a Removal Action Work Plan to address contamination issues at Bay Harbor. Collection systems required under the plan have been installed and effectiveness monitoring of the systems at the shoreline is ongoing. CMS Land, CMS Capital, and the EPA agreed upon augmentation measures to address areas where pH measurements were not satisfactory. The augmentation measures were implemented and completed in the second quarter of 2009.
In 2008, the MDEQ and the EPA granted permits for CMS Land or its affiliate, Beeland, to construct and operate a deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in the third quarter of 2009 and can be renewed by either party at any time. CMS Land and CMS Capital continue to seek a lower cost long-term water disposal option including using deep injection wells, permitted discharge to surface water, and disposal with a local municipal water treatment facility.

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
CMS Energy has recorded a cumulative charge related to Bay Harbor, including accretion expense, of $178 million, of which $36 million was recorded in the second quarter of 2009. Several factors contributed to the revised remediation cost estimates in the second quarter of 2009. These factors include increased costs related to the disposal of collected leachate and delays in identifying and securing a long-term water management solution. In addition, CMS Land and CMS Capital are projecting higher costs for operating and maintaining the existing collection system.
At September 30, 2009, CMS Energy had a recorded liability of $85 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.32 percent and an inflation rate of 1 percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on June 30, 2009. The undiscounted amount of the remaining obligation is $114 million. CMS Energy expects to pay $29 million in 2009, $11 million in 2010, $4 million in 2011, and the remainder on long-term liquid disposal and operating and maintenance costs.
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
Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results. CMS Energy cannot predict the financial impact or outcome of this matter.
Quicksilver Resources, Inc.: In 2001, Quicksilver sued CMS MST in Texas state court in Fort Worth, Texas, for breach of contract in connection with a base contract for the sale and purchase of natural gas. The jury verdict awarded Quicksilver no compensatory damages but $10 million in punitive damages. In 2007, the trial court nullified the jury award of punitive damages but held that the contract should be rescinded prospectively. The judicial rescission of the contract caused CMS Energy to record a charge in the second quarter of 2007 of $24 million, net of tax. In June 2009, the Texas Court of Appeals ruled in favor of CMS MST and, pursuant to a settlement agreement to end the litigation, Quicksilver paid $5 million to CMS MST, which caused CMS Energy to recognize a $5 million credit to Cost of gas sold in the second quarter of 2009. The parties have agreed not to appeal, and this settlement has resolved the Quicksilver matter.
State Street Bank and TSU Litigation: In 1998, CMS Viron installed a number of energy savings measures at TSU. CMS Viron sold the master lease for the project to a third-party, which transferred its interest to State Street Bank. Although TSU accepted the improvements, it refused to pay on the grounds that the Texas Board of Higher Education had not approved the expenditure. As Texas law requires that special approval be obtained from the state legislature before any state agency, including a university, may be sued, State Street Bank did not sue TSU under the master lease. Instead, in 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of representations and warranties. The plaintiffs are seeking $8 million plus interest from CMS Viron. The plaintiffs have received $2 million from an escrow account, which could have been paid to CMS Viron to compensate it for the cost of some of the improvements. During the same year, CMS Viron filed a counterclaim, as well as a third-party action against TSU for breach of contract and conversion. CMS Viron filed a motion for summary disposition, which was denied. The trial is scheduled to begin on November 30, 2009. CMS Viron believes it has a valid defense to the claim, but cannot predict the outcome of this litigation.
Equatorial Guinea Tax Claim: In 2004, CMS Energy received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnity claim relates to the sale of CMS Energy’s oil, gas, and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that CMS Energy owes $142 million in taxes in connection with that sale. CMS Energy concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. The government of Equatorial Guinea has indicated that it still intends to pursue its claim. CMS Energy cannot predict the financial impact or outcome of this matter.
Moroccan Tax Claim: In 2007, CMS Energy sold its 50 percent interest in Jorf Lasfar. As part of the sale agreement, CMS Energy agreed to indemnify the purchaser for 50 percent of any tax assessments on Jorf Lasfar attributable to tax years prior to the sale. In 2007, the Moroccan tax authority concluded its audit of Jorf Lasfar for tax years 2003 through 2005. The audit asserted deficiencies in certain corporate and withholding taxes. In January 2009, CMS Energy paid $18 million, which it charged against a tax indemnification liability established when it recorded the sale of Jorf Lasfar, and accordingly, the payment did not affect earnings. The Moroccan tax authority may also assess taxes for 2006. At September 30, 2009, CMS Energy had a recorded liability of $4 million for its potential indemnity obligation for corporate and withholding taxes for 2006. CMS Energy cannot predict the financial impact or outcome of this matter.
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
Cleanup and Solid Waste: Under the NREPA, Consumers will ultimately incur remediation and other response activity costs at a number of sites. Consumers believes that these costs will be recoverable in rates under current ratemaking policies. At September 30, 2009, Consumers had a recorded liability of $1 million, the minimum amount in the range of its estimated probable NREPA liability, in accordance with applicable accounting standards.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2009, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability, in accordance with applicable accounting standards.
The timing of payments related to Consumers’ remediation and other response activities at its Superfund and NREPA sites is uncertain. Periodically, Consumers receives information about new sites, which leads it to review its cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and Superfund liability.
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
Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received a NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. The utility boilers are located at the Karn/Weadock Generating Complex, Campbell Plant, Cobb Electric Generating Station, and Whiting Plant, which are all in Michigan. Consumers has responded formally to the NOV/FOV denying the allegations and is awaiting the EPA’s response to its submission.
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
RFC Settlement: In July 2008, Consumers notified the RFC, the reliability organization in the region that includes Consumers’ generating plants, that certain generation equipment covered by the NERC standards for maintenance and testing of certain electrical protection equipment was not covered by Consumers’ Generation Reliability Compliance Program. In February 2009, the RFC issued an initial notice of alleged violation to Consumers. Since notifying RFC, Consumers has submitted and implemented a mitigation plan. In October 2009, Consumers agreed to settle with the RFC for an immaterial amount. The settlement must be approved by the NERC and the FERC. Consumers cannot predict the timing or the outcome of the approval process.
Litigation: The transmission charges Consumers pays to the MISO have been subject to regulatory review and recovery through the annual PSCR process. Michigan’s attorney general has argued that the statute governing the PSCR process does not permit recovery of transmission charges in that manner and that those expenses should be considered in general rate cases. Several decisions of the Michigan Court of Appeals have ruled against the Michigan attorney general’s arguments, but in September 2008, the Michigan Supreme Court granted the Michigan attorney general’s applications for leave to appeal two of those decisions. In May 2009, the Michigan Supreme Court issued an order affirming Consumers’ ability to recover transmission costs through the PSCR process. The Michigan attorney general filed a petition for reconsideration/rehearing on this decision, which the Michigan Supreme Court denied in June 2009.
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
Nuclear Fuel Disposal Cost: Consumers deferred payment for disposal of spent nuclear fuel used before April 7, 1983. Its DOE liability is $163 million at September 30, 2009. This amount includes interest, and is payable upon the first delivery of spent nuclear fuel to the DOE. Consumers recovered the amount of this liability, excluding a portion of interest, through electric rates. In conjunction with the sale of Palisades and the Big Rock ISFSI in 2007, Consumers retained this obligation and provided a letter of credit to Entergy as security for this obligation.
CONSUMERS’ GAS UTILITY CONTINGENCIES
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former manufactured gas plant facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, it has no current ownership or may own only a portion of the original site. At September 30, 2009,

Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $36 million and $50 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At September 30, 2009, Consumers had a recorded liability of $36 million and a regulatory asset of $65 million that included $29 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former manufactured gas plant sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and MGP liability.
FERC Investigation: In February 2008, Consumers received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. Consumers responded to the FERC’s first data request in the first quarter of 2008. The FERC has also taken depositions and Consumers has responded to additional data requests. In August 2009, Consumers received a letter presenting the preliminary view of the FERC staff that Consumers violated a regulation in connection with certain capacity release transactions from August 2005 through October 2007. Consumers submitted a response and defense of its views to the FERC in September 2009. Consumers cannot predict the financial impact or outcome of this matter.

GUARANTEES
The following table describes CMS Energy’s guarantees at September 30, 2009:

In Millions
	Issue	Expiration	Maximum	Carrying
Guarantee Description	Date	Date	Obligation	Amount

Indemnity obligations from asset sales and other agreements (a)	Various	Various through June 2022	$857 (b)	$16
Surety bonds and other indemnity obligations (c)	Various	Various through May 2022	12	—
Guarantees and put options (d)(e)	Various	Various through September 2023	3	1

(a)	In May 2007, CMS Energy provided an indemnity to TAQA in connection with the sale of its ownership interests in businesses in the Middle East, Africa, and India, and recorded a $50 million provision for the contingent liability. This indemnity expired on May 2, 2009. CMS Energy eliminated the liability from its balance sheet, recognizing a $45 million benefit to Income from Discontinued Operations, Net of Tax and a $5 million benefit to Gain on asset sales, net.

(b)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to power purchase agreements, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of loss to be remote for the indemnity obligations not recorded as liabilities.

(c)	In the normal course of business, CMS Energy issues surety bonds and indemnifications to counterparties to facilitate commercial transactions. CMS Energy would be required to pay a counterparty if it incurred losses due to a breach of contract terms or nonperformance under the contract.

(d)	In 1987, Consumers issued an $85 million guarantee of the MCV Partnership’s performance under a steam and electric power agreement with Dow. In May 2009, the parties mutually terminated the steam and electric power agreement. The termination of the agreement released Consumers from its $85 million guarantee to Dow.

(e)	At September 30, 2009, the carrying amount of CMS Energy’s put option agreements with certain Bay Harbor property owners was $1 million. Additionally, if CMS Energy is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the option.
At September 30, 2009, the maximum obligation and carrying amount for Consumers’ guarantees were immaterial.

The following table provides additional information regarding CMS Energy’s guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances
Surety bonds and other indemnity obligations	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land and CMS Capital to purchase property

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
OTHER CONTINGENCIES
In addition to the matters disclosed in this Note, CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties to certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business. These lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, and other matters. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial position, or cash flows. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings.

5: UTILITY RATE MATTERS
CONSUMERS’ ELECTRIC UTILITY RATE MATTERS
Stranded Cost Recovery: In 2004, the MPSC approved recovery of Consumers’ Stranded Costs incurred in 2002 and 2003 plus interest through the period of collection through a surcharge on ROA customers. The 2008 Energy Legislation amended the Customer Choice Act and directed the MPSC to approve rates that will allow recovery of Stranded Costs within five years. In January 2009, Consumers filed an application with the MPSC requesting recovery of these Stranded Costs through a surcharge on both full service and ROA customers. The MPSC approved the surcharge in August 2009. At September 30, 2009, Consumers had a regulatory asset for Stranded Costs of $71 million.
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
2009 PSCR Plan: In September 2008, Consumers submitted its 2009 PSCR plan to the MPSC. The plan seeks approval to apply a uniform maximum PSCR factor of up to $0.02680 per kWh to all classes of customers, which includes recovery of an expected $22 million discount in power supply charges provided to a large industrial customer. The MPSC approved this discount in 2005 to promote long-term investments in the industrial infrastructure of Michigan. In June 2009, the ALJ’s proposal for decision recommended that recovery of this discount should not be included in the PSCR, but should be determined through a general rate case. Consumers cannot predict the outcome of this matter, but will vigorously oppose any attempt to prevent recovery of the $22 million discount already approved by the MPSC.

Consumers self-implemented the 2009 PSCR charge in January 2009. The November 2009 PSCR billing factor is $0.01216 per kWh. While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of these proceedings.
2010 PSCR Plan: In September 2009, Consumers submitted its 2010 PSCR plan to the MSPC. The plan seeks approval to apply a uniform maximum PSCR factor of up to $0.02257 per kWh to all classes of customers. Consumers expects to self-implement the proposed 2010 PCSR charge in January 2010. While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of this proceeding.
Electric Rate Case and Self-Implemented Rates: In November 2008, Consumers filed an application with the MPSC seeking an annual increase in revenue of $214 million based on an 11 percent authorized return on equity. The filing seeks recovery of costs associated with new plant investments including Clean Air Act investments, higher operating and maintenance costs, and the approval to recover costs associated with Consumers’ advanced metering infrastructure program.
This is the first electric rate case under the new streamlined regulatory process enacted by the 2008 Energy Legislation. The new provisions generally allow utilities to self-implement rates six months after filing, subject to refund with interest, unless the MPSC finds good cause to prohibit self-implementation. The rate of interest to be charged on refunded amounts is LIBOR plus five percent for the appropriate period. For any portion of a refund that exceeds 25 percent of the annual revenue increase approved by the MPSC in its final order, the rate of interest charged would be Consumers’ authorized rate of return on equity. The new provisions require the MPSC to issue an order 12 months after filing or the rates, as filed, become permanent.
In April 2009, Consumers filed tariff sheets indicating that it planned to self-implement an electric rate increase in the annual amount of $179 million beginning in May 2009. The MPSC issued an order in May 2009 requiring that, if Consumers self-implemented the $179 million electric rate increase, it must simultaneously distribute to customers $36 million of proceeds from the April 2007 sale of Palisades. Accordingly, in May 2009 Consumers self-implemented an annual electric rate increase of $179 million, subject to refund with interest, and also implemented a one-time distribution of $36 million to customers.
In September 2009, the ALJ’s proposal for decision recommended an annual revenue increase of $97 million. Compared with the rate increase self-implemented by Consumers in May 2009, this recommendation reflects lower recovery of operating and maintenance costs related to Consumers’ distribution and production activities, a prediction of lesser sales declines, and the exclusion from rate base of amounts associated with an obligation to the DOE for nuclear fuel disposal. The ALJ’s proposal for decision also recommended a 10.7 percent return on equity. While it cannot predict the outcome of this case, Consumers does not consider it probable that it will be required to refund a portion of its self-implemented rates, and therefore it has not recorded a provision for revenue subject to refund. If Consumers is required to make a refund, it could have a material adverse effect on Consumers’ earnings and cash flow.
Electric Operation and Maintenance Expenditures Show-Cause Order: In December 2005, the MPSC authorized Consumers to increase its electric rates. In the same order, the MPSC ordered Consumers to spend certain amounts on future tree trimming and line clearing activities, as well as on the operation and maintenance of Consumers’ fossil-fueled power plants. At that time, the MPSC also ordered Consumers to establish mechanisms to track these expenditures and stated that the rate increase was subject to refund with interest if the specified amounts were not spent on these activities.
In October 2009, the MPSC issued a show-cause order alleging that, in 2007, Consumers spent $14 million less on forestry and fossil-fueled plant operation and maintenance activity than the amount ordered by the MPSC. The October 2009 show-cause order directed Consumers to explain why it should not be found in violation of the MPSC’s December 2005 order and subject to applicable sanctions, and why the refunds required by that order have not yet occurred. Consumers’ response must include the details of its forestry and fossil-fueled plant operation and maintenance expenditures for 2006 through

2008, as well as available data for 2009 expenditures. Consumers expects that the total amounts it will have spent on forestry and fossil-fueled plant operation and maintenance activity for the years 2006 through 2009 will approximate the total amounts included in the December 2005 order for these activities. While it cannot predict the outcome of this proceeding, Consumers does not consider it probable that it will be required to provide a refund to customers. Accordingly, Consumers has not recorded a provision for revenue subject to refund.
Palisades Regulatory Proceedings: The MPSC order approving the Palisades sale transaction required that Consumers credit $255 million of excess sales proceeds and decommissioning amounts to its retail customers by December 2008. There are additional excess sales proceeds and decommissioning fund balances of $135 million above the amount in the MPSC order. The MPSC order in Consumers’ 2007 electric rate case instructed Consumers to offset the excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the Palisades sale, excluding interest. In addition, as described in “Electric Rate Case and Self-Implemented Rates” section of this Note, the MPSC required Consumers to offset its self-implemented electric rate increase with $36 million of these funds. The distribution of the remaining balance of $73 million is still pending with the MPSC.
Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of costs to decommission Big Rock. Subsequent to December 31, 2000, Consumers stopped funding a Big Rock trust fund because the MPSC-authorized decommissioning surcharge collection period expired on that date. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, Consumers provided $44 million of corporate contributions for decommissioning costs. Consumers also paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI and paid $55 million for nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule. At September 30, 2009, Consumers has a $129 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
In 2008, Consumers filed an application with the MPSC seeking to recover the $44 million Big Rock decommissioning shortfall from customers. At that time, Consumers also indicated that no action from the MPSC was necessary with respect to the recovery of the nuclear fuel storage costs and the payment to Entergy, as those costs are the subject of litigation in the federal courts. The MPSC staff and other interveners have filed testimony in this case recommending that the MPSC deny Consumers’ request and requesting rate refunds of various amounts up to $107 million. Consumers continues to believe that recovery of its regulatory asset is probable, but it cannot predict the financial impact or outcome of this proceeding.

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

GCR plan for year 2009-2010: In December 2008, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2009-2010 GCR plan year. The request proposed the use of a base GCR ceiling factor of $8.10 per mcf, plus a quarterly GCR ceiling price adjustment contingent upon future events. Using the proposed base GCR ceiling factor, Consumers self-implemented the 2009-2010 GCR charge in April 2009. The November 2009 GCR billing factor is $7.41 per mcf. While Consumers expects to recover all of its GCR costs, it cannot predict the financial impact or outcome of these proceedings.
Gas Depreciation: In August 2008, Consumers filed a gas depreciation case using 2007 data with the MPSC-ordered variations on traditional cost-of-removal methodologies. In December 2008, the MPSC approved a partial settlement agreement allowing Consumers to implement the filed depreciation rates, on an interim basis, concurrent with the implementation of settled rates in its 2008 gas rate case. In September 2009, the MPSC ordered that Consumers continue to use the depreciation rates authorized by the December 2008 partial settlement agreement. These depreciation rates have reduced Consumers’ recovery of depreciation expense by $20 million per year. The MPSC also ordered Consumers to adopt certain standard retirement units by January 1, 2010. Consumers estimates that the utilization of these standard retirement units will increase gas revenues and maintenance expense by $10 million in 2010.

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

In Millions

Components of the increase in revenue

Recovery of operating and maintenance costs	$25
Impact of sales declines	41
Investment in rate base	40
Return on equity	8

Total	$114

Under the new streamlined regulatory process described in the “Consumers’ Electric Utility Rate Matters — Electric Rate Case and Self-Implemented Rates” section of this Note, utilities may be allowed to self-implement rates six months after filing. In October 2009, the MPSC issued an order requiring Consumers to file tariff sheets showing the rate that it intends to self-implement. Accordingly, on October 16, 2009, Consumers filed tariff sheets indicating that it plans to self-implement an annual gas rate increase of $89 million beginning November 19, 2009. If the MPSC were to take action to prevent or delay Consumers’ self-implementation, it could have a materially negative impact on Consumers’ earnings and cash flows. Consumers cannot predict the financial impact or outcome of this gas rate case.
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

6: FINANCINGS AND CAPITALIZATION
Long-term debt is summarized as follows:

		In Millions
	September 30, 2009	December 31, 2008

CMS Energy
Senior notes	$1,856	$1,703
Revolving credit facility	65	105

Total — CMS Energy	$1,921	$1,808
Consumers	4,420	4,297
Other CMS Energy Subsidiaries	233	252

Total CMS Energy principal amounts outstanding	$6,574	$6,357
Current amounts	(640)	(489)
Net unamortized discount	(45)	(31)

Total CMS Energy Long-term debt	$5,889	$5,837

Consumers
First mortgage bonds	$3,664	$3,517
Senior notes and other	503	503
Securitization bonds	253	277

Total Consumers principal amounts outstanding	$4,420	$4,297
Current amounts	(343)	(383)
Net unamortized discount	(5)	(6)

Total Consumers Long-term debt	$4,072	$3,908

Financings: The following is a summary of significant long-term debt transactions during the nine months ended September 30, 2009:

	Principal	Interest	Issue/Retirement
	(in millions)	Rate (%)	Date	Maturity Date

Debt Issuances:
CMS Energy
Convertible senior notes	$173	5.50%	June 2009	June 2029
Senior notes	300	8.75%	June 2009	June 2019
Consumers
First mortgage bonds	500	6.70%	March 2009	September 2019

Debt Retirements:
CMS Energy
Long-term debt — related parties (a)	$144	7.75%	June 2009	July 2027
Senior notes (b)	233	7.75%	July 2009	August 2010
Senior notes (b)	87	8.50%	July 2009	April 2011
Consumers
First mortgage bonds	200	4.80%	February 2009	February 2009
First mortgage bonds	150	4.40%	August 2009	August 2009

(a)	CMS Energy retired this debt at a discount, and recorded a gain on extinguishment of debt of $28 million in Other income in its Consolidated Statements of Income.

(b)	CMS Energy retired this debt at a premium, and recorded a loss on extinguishment of debt of $17 million in Other expense in its Consolidated Statements of Income.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at September 30, 2009:

In Millions
				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy (a)	April 2, 2012	$550	$65	$3	$482
Consumers	March 30, 2012	500	—	335	165
Consumers (b)	November 30, 2009	30	—	30	—
Consumers	August 17, 2010	150	—	—	150

(a)	CMS Energy’s average borrowings during the nine months ended September 30, 2009, totaled $70 million, with a weighted average annual interest rate of 1.23 percent, at LIBOR plus 0.75 percent.

(b)	Consumers’ secured revolving letter of credit facility. During September 2009, the facility was renewed effective November 30, 2009 in the amount of $30 million, with an expiration date of November 30, 2010.
Sale of Accounts Receivable: Under Consumers’ revolving accounts receivable sales program, Consumers may sell up to $250 million of accounts receivable, subject to certain eligibility requirements. At September 30, 2009, $250 million of accounts receivable were eligible for sale, and no accounts receivable were sold under the program.
Contingently Convertible Securities: At September 30, 2009, the significant terms of CMS Energy’s contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock (a) (b)	—	$243	$9.32	$11.18
3.375% senior notes (a) (c)	2023	140	10.05	12.06
2.875% senior notes	2024	288	13.89	16.67
5.50% senior notes	2029	173	14.46	18.80

(a)	During 20 of the last 30 trading days ended September 30, 2009, the adjusted trigger prices were met for these securities and, as a result, the securities are convertible at the option of the security holders for the three months ending December 31, 2009.

(b)	At September 30, 2009, the condition had been met for CMS Energy to exercise its mandatory conversion option for these securities. The required condition is that the price of CMS Energy common stock exceed $12.11 (130 percent of the prevailing conversion price) for 20 of the previous 30 trading days, including the most recent trading day, prior to exercise.

(c)	CMS Energy has the option to redeem these securities at par.
During the quarter ended September 30, 2009, no other trigger price contingencies were met that would have allowed CMS Energy or the holders of the convertible securities to convert the securities to cash and equity.

In September 2009, 84,000 shares of 4.50 percent preferred stock were tendered for conversion. The conversion at $13.37 per share resulted in the issuance of 136,712 shares of common stock and payment of $4 million in October 2009.
Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at September 30, 2009, payment of common stock dividends by CMS Energy was limited to $723 million.
Under the provisions of its articles of incorporation, at September 30, 2009, Consumers had $366 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from the FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the nine months ended September 30, 2009, CMS Energy received $233 million of common stock dividends from Consumers.

7: EARNINGS PER SHARE — CMS ENERGY
The following table presents CMS Energy’s basic and diluted EPS computations based on Earnings from Continuing Operations:

	In Millions, Except Per Share Amounts

	Three months ended

September 30	2009	2008

Earnings Available to Common Stockholders
Earnings from Continuing Operations	$81	$81
Less Earnings Attributable to Noncontrolling Interests	(6)	(2)
Less Preferred Dividends	(2)	(2)

Earnings from Continuing Operations Available to Common Stockholders — Basic and Diluted	$73	$77

Average Common Shares Outstanding
Weighted Average Shares — Basic	227.3	225.8
Add dilutive impact of Contingently Convertible Securities	11.1	10.4
Add dilutive Stock Options and Warrants	0.1	0.1

Weighted Average Shares — Diluted	238.5	236.3

Earnings Per Average Common Share Available to Common Stockholders
Basic	$0.32	$0.34
Diluted	$0.31	$0.32

	In Millions, Except Per Share Amounts

	Nine months ended

September 30	2009	2008

Earnings Available to Common Stockholders
Earnings from Continuing Operations	$204	$238
Less Earnings Attributable to Noncontrolling Interests	(9)	(6)
Less Preferred Dividends	(8)	(8)

Earnings from Continuing Operations Available to Common Stockholders — Basic and Diluted	$187	$224

Average Common Shares Outstanding
Weighted Average Shares — Basic	227.0	225.5
Add dilutive impact of Contingently Convertible Securities	8.6	12.5
Add dilutive Stock Options and Warrants	0.1	0.2

Weighted Average Shares — Diluted	235.7	238.2

Earnings Per Average Common Share Available to Common Stockholders
Basic	$0.82	$0.99
Diluted	$0.79	$0.94

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security. For additional details on contingently convertible securities, see Note 6, Financings and Capitalization.

Stock Options and Warrants: For the three and nine months ended September 30, 2009, outstanding options and warrants to purchase 0.5 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of common stock. These stock options have the potential to dilute EPS in the future.
Convertible Debentures: For the three and nine months ended September 30, 2009 and 2008, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by less then $1 million for the three months ended September 30, 2009, by $2 million for the three months ended September 30, 2008, by $4 million for the nine months ended September 30, 2009, and by $7 million for the nine months ended September 30, 2008, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 0.7 million shares for the three months ended September 30, 2009 and by 2.8 million shares for the nine months ended September 30, 2009. The denominator of diluted EPS would have increased by 4.2 million shares for the three months and nine months ended September 30, 2008.
CMS Energy can revoke the conversion rights if certain conditions are met.
8: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. The cost or carrying amount and fair value of CMS Energy’s and Consumers’ long-term financial instruments were as follows:

In Millions

	September 30, 2009		December 31, 2008

	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$3	$3	$3	$3
Securities available for sale	66	74	68	68
Notes receivable, net	227	239	186	201
Long-term debt (a)	6,529	7,004	6,326	5,962
Long-term debt — related parties	34	30	178	107

Consumers
Securities available for sale	$51	$74	$52	$63
Long-term debt (b)	4,415	4,724	4,291	4,073

(a)	Includes current maturities of $640 million at September 30, 2009 and $489 million at December 31, 2008.

(b)	Includes current maturities of $343 million at September 30, 2009 and $383 million at December 31, 2008.
Notes receivable, net consist of EnerBank’s fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates current market interest rates as well as assumptions about the remaining life of the loans and credit risk. Fair values for impaired loans are estimated using discounted cash flows or underlying collateral values.
CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. For its convertible securities, CMS Energy incorporates, as appropriate, information on the market prices of CMS Energy common stock. CMS Energy’s long-term debt includes $287 million principal amount that is supported by third-party insurance or other credit enhancements. Of this amount, $272 million principal amount is at Consumers. The effects of this third-party credit support were excluded from the measurement of fair value at September 30, 2009.
The following table summarizes CMS Energy’s and Consumers’ investment securities:

	In Millions

		September 30, 2009				December 31, 2008

		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including Consumers
Available for sale:
SERP:
Equity securities	$40	$7	$—	$47	$39	$—	$—	$39
Debt securities	26	1	—	27	29	—	—	29
Held to maturity:
Debt securities	3	—	—	3	3	—	—	3

Consumers
Available for sale:
SERP:
Equity securities	$26	$5	$—	$31	$25	$—	$—	$25
Debt securities	17	1	—	18	19	—	—	19
Common stock of CMS Energy	8	17	—	25	8	11	—	19

Equity securities classified as available for sale consist of an investment in a Standard & Poor’s 500 Index mutual fund. Debt securities classified as available for sale consist of investment-grade municipal bonds. Debt securities classified as held to maturity consist of municipal bonds and mortgage-backed securities held by EnerBank.
9: DERIVATIVE INSTRUMENTS
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
The contracts used to manage market risks may qualify as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, the contract is recorded on the balance sheet at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract, a practice known as marking the contract to market. Since none of CMS Energy’s or Consumers’ derivatives have been designated as accounting hedges, all mark-to-market gains and losses are reported in earnings. For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 3, Fair Value Measurements.

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
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. At September 30, 2009, CMS ERM held a forward contract for the physical sale of 855 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 47 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.92 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM held forward contracts to purchase 7.8 bcf and sell 6.9 bcf of natural gas through 2010 and a financial contract to sell 0.75 bcf of natural gas as an economic hedge of gas storage sales in 2010. At September 30, 2009, CMS ERM held financial contracts through 2010 as an economic hedge of the sale of 260 GWh of electricity and 1.67 bcf of gas.
Interest rate risk: In order to mitigate its exposure to changes in interest rates, Grayling executed an interest rate collar as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. At September 30, 2009, the notional amount of this contract was $15 million.
At September 30, 2009, the fair value of Consumers’ derivative instruments was immaterial. The following table summarizes the fair values of CMS Energy’s derivative instruments:

				In Millions

	Asset Derivatives		Liability Derivatives

	Balance Sheet		Balance Sheet
September 30, 2009	Location	Fair Value	Location	Fair Value

CMS Energy
Derivatives not designated as hedging instruments:
Commodity contracts (a)	Other assets	$1	Other liabilities	$(11)
Interest rate contracts	Other assets	—	Other liabilities	(1)

Total CMS Energy Derivatives		$1		$(12)

(a)	Assets and liabilities are presented gross and exclude the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements. The liability also excludes the $2 million impact of offsetting cash margin deposits paid by CMS ERM to other parties. CMS Energy presents these assets and liabilities net of these impacts on its Consolidated Balance Sheets.

The following tables summarize the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income:

		In Millions

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Three months ended September 30, 2009	Derivatives	Derivatives

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$2
	Fuel for electric generation	(1)
	Cost of gas sold	—
	Other income	4
Interest rate contracts	Other expense	—

Total CMS Energy		$5

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$4

		In Millions

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Nine months ended September 30, 2009	Derivatives	Derivatives

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$7
	Fuel for electric generation	(3)
	Cost of gas sold	(3)
	Other income	5
Interest rate contracts	Other expense	—
Foreign exchange contracts (a)	Other expense	(1)

Total CMS Energy		$5

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$5

(a)	This derivative loss relates to a foreign-exchange forward contract CMS Energy held at December 31, 2008. CMS Energy settled this obligation and the related derivative in January 2009.
At September 30, 2009, CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were immaterial.

10: RETIREMENT BENEFITS
CMS Energy and Consumers provide pension, OPEB, and other retirement benefit plans to employees.
The following tables show the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

				In Millions

		Pension
	Three months ended		Nine months ended

September 30	2009	2008	2009	2008

CMS Energy, including Consumers
Service cost	$10	$11	$30	$32
Interest expense	24	23	72	71
Expected return on plan assets	(22)	(20)	(65)	(61)
Amortization of:
Net loss	10	10	31	31
Prior service cost	2	1	5	4

Net periodic cost	24	25	73	77
Regulatory adjustment	—	—	—	4

Net periodic cost after regulatory adjustment	$24	$25	$73	$81

Consumers
Service cost	$9	$10	$29	$30
Interest expense	24	23	70	69
Expected return on plan assets	(20)	(20)	(62)	(59)
Amortization of:
Net loss	9	10	29	30
Prior service cost	2	2	5	5

Net periodic cost	$24	$25	$71	$75
Regulatory adjustment	—	—	—	4

Net periodic cost after regulatory adjustment	$24	$25	$71	$79

CMS Energy’s and Consumers’ expected long-term rate of return on plan assets is 8.25 percent. For the nine months ended September 30, 2009, the actual return on pension plan assets was 17.4 percent, and for 2008 the actual return was a negative 23.2 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

			In Millions

		OPEB
	Three months ended		Nine months ended

September 30	2009	2008	2009	2008

CMS Energy, including Consumers
Service cost	$6	$6	$19	$17
Interest expense	20	18	60	54
Expected return on plan assets	(12)	(17)	(38)	(50)
Amortization of:
Net loss	8	3	25	7
Prior service credit	(3)	(3)	(8)	(8)

Net periodic cost	$19	$7	$58	20
Regulatory adjustment	—	—	—	3

Net periodic cost after regulatory adjustment	$19	$7	$58	$23

Consumers
Service cost	$6	$6	$18	$17
Interest expense	20	18	59	54
Expected return on plan assets	(11)	(16)	(35)	(49)
Amortization of:
Net loss	8	3	25	8
Prior service credit	(3)	(3)	(8)	(8)

Net periodic cost	20	8	59	22
Regulatory adjustment	—	—	—	3

Net periodic cost after regulatory adjustment	$20	$8	$59	$25

11: INCOME TAXES
The actual income tax expense on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes, as follows:

			In Millions

	Three months ended		Nine months ended

September 30	2009	2008	2009	2008

CMS Energy, including Consumers
Income from continuing operations before income taxes less income attributable to noncontrolling interests	$126	$115	$323	$355
Statutory federal income tax rate	x 35%	x 35%	x 35%	x 35%

Expected income tax expense	44	40	113	124
Increase (decrease) in taxes from:
State and local income taxes, net of federal benefit	7	3	19	7
Medicare Part D exempt income	(2)	(4)	(5)	(7)
Other, net	2	(3)	1	(1)

Recorded income tax expense	$51	$36	$128	$123

Effective tax rate	40.5%	31.3%	39.6%	34.6%

The increase in the effective tax rate from September 30, 2008 to September 30, 2009 was due to increases in the MBT from legislative changes, as well as the recognition, beginning in the second quarter of 2009, of deferred MBT for the electric utility segment of Consumers. The period ended September 30, 2008 also benefitted from the reversal of a valuation allowance related to certain loss carryforwards.

12: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate performance based on the net income of each segment. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including corporate interest and other expenses and discontinued operations.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

The following tables show financial information by reportable segment:

	In Millions

	Three months ended		Nine months ended

September 30	2009	2008	2009	2008

Operating Revenue
CMS Energy, including Consumers
Electric utility	$1,000	$1,074	$2,662	$2,775
Gas utility	213	233	1,769	1,886
Enterprises	54	115	158	300
Other	7	6	19	16

Total Operating Revenue — CMS Energy	$1,274	$1,428	$4,608	$4,977

Consumers
Electric utility	$1,000	$1,074	$2,662	$2,775
Gas utility	213	233	1,769	1,886

Total Operating Revenue — Consumers	$1,213	$1,307	$4,431	$4,661

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$117	$108	$221	$232
Gas utility	(12)	(18)	52	46
Enterprises	5	5	(12)	13
Other	(37)	(17)	(45)	(67)

Total Net Income Available to Common Stockholders — CMS Energy	$73	$78	$216	$224

Consumers
Electric utility	$117	$108	$221	$232
Gas utility	(12)	(18)	52	46
Other	1	—	1	1

Total Net Income Available to Common Stockholder — Consumers	$106	$90	$274	$279

	In Millions

	September 30, 2009	December 31, 2008

Assets
CMS Energy, including Consumers
Electric utility (a)	$8,995	$8,904
Gas utility (a)	4,704	4,565
Enterprises	301	313
Other	883	1,119

Total Assets — CMS Energy	$14,883	$14,901

Consumers
Electric utility (a)	$8,995	$8,904
Gas utility (a)	4,704	4,565
Other	563	777

Total Assets — Consumers	$14,262	$14,246

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in CMS Energy’s and Consumers’ 2008 Form 10-K and Part II, “Item 1. Legal Proceedings” in CMS Energy’s and Consumers’ Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in CMS Energy’s and Consumers’ 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On October 15, 2009, CMS Energy issued 136,712 shares of its Common Stock and paid $4 million in cash in exchange for 84,000 shares of its 4.50% Cumulative Convertible Preferred Stock, Series B (“Convertible Preferred Stock”), tendered for conversion on September 28, 2009, in accordance with the terms and provisions of the Certificate of Designation of 4.50% Cumulative Convertible Preferred Stock dated as of December 20, 2004, corrected February 27, 2006. Such common shares were issued based on the conversion rate of $13.37 per share. The foregoing issuance, an exchange of securities with an existing shareholder, was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Repurchases of Equity Securities
The following table shows CMS Energy’s repurchases of equity securities for the three months ended September 30, 2009:

				Maximum Number
				of
				Shares that May
			Total Number of	Yet
	Total	Average	Shares	Be Purchased
	Number	Price	Purchased as Part of	Under
	of Shares	Paid per	Publicly Announced	Publicly Announced
Period	Purchased*	Share	Plans or Programs	Plans or Programs

July 1, 2009 to July 31, 2009	12,520	$12.29	—	—
August 1, 2009 to August 31, 2009	61,536	$12.91	—	—
September 1, 2009 to September 30, 2009	—	$—	—	—

Total	74,056	—	—	—

*	CMS Energy repurchases certain restricted shares upon vesting under the performance incentive stock plan from participants in the performance incentive stock plan, equal to its minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The agreements included as exhibits to this Form 10-Q filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers or the other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements proved to be incorrect. The statements were qualified by disclosures to the parties to each of the agreements and may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied by other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated. The representations and warranties may not describe the actual state of affairs of the parties to each agreement.
Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, www.consumersenergy.com, and through the SEC’s website at http://www.sec.gov.

(3)(a)	CMS Energy Corporation Bylaws, amended and restated as of August 14, 2009 (Exhibit 3.01 to Form 8-K filed August 18, 2009 and incorporated herein by reference)

(3)(b)	Consumers Energy Company Bylaws, amended and restated as of August 14, 2009 (Exhibit 3.02 to Form 8-K filed August 18, 2009 and incorporated herein by reference)

(10)(a)	$150 million Amended and Restated Revolving Credit Agreement dated as of August 18, 2009 between Consumers Energy Company, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein. (Exhibit 10.1 to Form 8-K filed August 21, 2009 and incorporated herein by reference)

(10)(b)	Amendment No. 17 to Receivables Purchase Agreement, dated as of September 3, 2009

(10)(c)	Second Amendment to Reimbursement Agreement, dated as of September 25, 2009

(10)(d)*	$300 million Seventh Amended and Restated Credit Agreement dated as of April 2, 2007 among CMS Energy Corporation, the Banks, the Administrative Agent, Collateral Agent, Syndication Agent and Documentation Agents all defined therein and Amendment No. 1 dated as of December 19, 2007

10)(e)*	Assumption and Acceptance dated January 8, 2008 to the $300 million Seventh Amended and Restated Credit Agreement dated as of April 2, 2007 among CMS Energy Corporation, the Banks, the Administrative Agent, Collateral Agent, Syndication Agent and Documentation Agents all defined therein

(10)(f)*	$500 million Fourth Amended and Restated Credit Agreement dated as of March 30, 2007 among Consumers Energy Company, the Banks, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agents all as defined therein

(10)(g)*	2004 Form of Executive Severance Agreement

(10)(h)*	2004 Form of Officer Severance Agreement

(10)(i)*	Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer

(10)(j)*	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company

(10)(k)*	Agreement of Purchase and Sale, by and between CMS Enterprises Company and Abu Dhabi National Energy Company PJSC dated as of February 3, 2007

(10)(l)*	Agreement of Purchase and Sale dated March 12, 2007 by and among CMS Enterprises Company, CMS Energy Investment, LLC, and Lucid Energy, LLC and Michigan Pipeline and Processing, LLC

(10)(m)*	Agreement of Purchase and Sale dated March 12, 2007 by and among CMS Enterprises Company, CMS Generation Holdings Company, CMS International Ventures, LLC, and Lucid Energy, LLC and New Argentine Generation Company, LLC

(10)(n)*	Agreement of Purchase and Sale dated as of March 30, 2007 between CMS Energy Corporation and Petroleos de Venezuela, S.A.

(10)(o)*	Share Purchase Agreement dated as of April 12, 2007 by and among CMS Electric and Gas, L.L.C., CMS Energy Brasil S.A. and CPFL Energia S.A. together with CMS Energy Corporation (solely for the limited purposes of Section 8.9)

(10)(p)*	Purchase and Sale Agreement by and between Broadway Gen Funding, LLC as Seller and Consumers Energy Company as Buyer dated as of May 24, 2007

(10)(q)*	Amended and Restated Securities Purchase Agreement by and among CMS International Ventures, L.L.C., CMS Capital L.L.C., CMS Gas Argentina Company and CMS Enterprises and AEI Chile Holdings LTD together with Ashmore Energy International (for purposes of the Parent Guarantee) dated as of June 1, 2007

(10)(r)*	Stock Purchase Agreement by and among Hydra-Co Enterprises, Inc., HCO-Jamaica, Inc., and AEI Central America LTD together with Ashmore Energy International dated as of May 31, 2007

(10)(s)*	Securities Purchase Agreement by and among CMS International Ventures, L.L.C., CMS Capital, L.L.C., CMS Gas Argentina Company and CMS Enterprises Company and Pacific Energy LLC together with Empresa Nacional De Electricdad S.A. (for purposes of the Parent Guarantee) dated as of July 11, 2007

(10)(t)*	Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers Energy Company and Midland Cogeneration Venture Limited Partnership

(10)(u)*	Receivables Purchase Agreement dated as of May 22, 2003 (as modified by Amendments 1-14) among Consumers Receivables Funding II, LLC, Consumers Energy Company, Falcon Asset Securitization Corporation, The Financial Institutions from time to time parties hereto, as Financial Institutions, and Bank One, NA, as Administrative Agent, as amended by Amendment No. 15 dated as of February 12, 2009

(10)(v)*	Receivables Sale Agreement, dated as of May 22, 2003, between Consumers Energy Company, as Originator and Consumers Receivables Funding II, LLC, as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006

(12)(a)	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(12)(b)	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(31)(a)	CMS Energy Corporation’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy Corporation’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers Energy Company’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers Energy Company’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy Corporation’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers Energy Company’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being refiled to include all schedules, exhibits, appendices, and attachments to the exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: October 30, 2009	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: October 30, 2009	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer