Form 10-K
period 2009-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2010-03-01
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

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

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).

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

CMS Energy Corporation:  Large accelerated filer  [X]Accelerated filer  ☐     Non-Accelerated filer  ☐ Smaller reporting company ☐

Consumers Energy Company:  Large accelerated filer  ☐     Accelerated filer  ☐     Non-Accelerated filer [X] Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CMS Energy Corporation:  Yes [X] No [X]   Consumers Energy Company: Yes [X] No [X]

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $2.728 billion for the 225,799,094 CMS Energy Common Stock shares outstanding on June 30, 2009 based on the closing sale price of $12.08 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date.

There were 229,772,845 shares of CMS Energy Common Stock outstanding on February 25, 2010. On February 25, 2010, CMS Energy held all voting and non-voting common equity of Consumers. Documents incorporated by reference in Part III: CMS Energy’s proxy statement and Consumers’ information statement relating to the 2010 annual meeting of stockholders to be held May 21, 2010.

CMS Energy Corporation
Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended
December 31, 2009

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524
ABATE	Association of Businesses Advocating Tariff Equity
ABO	Accumulated Benefit Obligation. The liabilities of a pension plan based on service and pay to date. This differs from the PBO that is typically disclosed in that it does not reflect expected future salary increases.
AEI	Ashmore Energy International, a non-affiliated company
AFUDC	Allowance for borrowed and equity funds used during construction
ALJ	Administrative Law Judge
AMT	Alternative minimum tax
AOC	Administrative Order on Consent
AOCL	Accumulated Other Comprehensive Loss
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS
Energy sold its interest in Bay Harbor.
bcf	Billion cubic feet of gas
Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land
Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers
Board of Directors	Board of Directors of CMS Energy
Btu	British thermal unit; one Btu equals the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
CAIR	The Clean Air Interstate Rule
CAMR	The Clean Air Mercury Rule
Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company
Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services
CAO	Chief Accounting Officer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
C&HR Committees	The Compensation and Human Resources Committees of the Boards of Directors of CMS Energy and Consumers
Chrysler	Chrysler LLC, a non-affiliated company
City-gate arrangement	The arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline
CKD	Cement kiln dust
Clean Air Act	Federal Clean Air Act, as amended
CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS Electric & Gas	CMS Electric & Gas, L.L.C., a wholly owned subsidiary of CMS International Ventures
CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Energy Brasil S.A.	CMS Energy Brasil S.A., a former wholly owned subsidiary of CMS Electric & Gas
CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $0.01 per share
CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy
CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises
CMS Generation	CMS Generation Co., a former wholly owned subsidiary of CMS Enterprises
CMS Generation San Nicolas Company	CMS Generation San Nicolas Company, a company in which CMS Enterprises owns a 0.1 percent interest
CMS International Ventures	CMS International Ventures LLC, a subsidiary of CMS Enterprises in which CMS Enterprises owns a 61.49 percent interest
CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises
CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM
Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy
Consumers Funding	Consumers Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special- purpose entity organized for the sole purpose of purchasing and owning Securitization property, assuming Securitization bonds, and pledging its interest in Securitization property to a trustee to collateralize the Securitization bonds
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute
D.C.	District of Columbia
DCCP	Defined Company Contribution Plan
DC SERP	Defined Contribution SERP
Detroit Edison	The Detroit Edison Company, a non-affiliated company
DIE	Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy
DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of DIE
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
Dow	The Dow Chemical Company, a non-affiliated company
DSSP	Deferred Salary Savings Plan
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EISP	Executive Incentive Separation Plan
EITF	Emerging Issues Task Force
El Chocon	A 1,200 MW hydro power plant located in Argentina, in which CMS Generation formerly held a 17.2 percent ownership interest
EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
Exeter	Exeter Energy Limited Partnership, a limited partnership owned directly and indirectly by HYDRA-CO
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
First Mortgage Bond Indenture	The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented
Fitch	Fitch Ratings, Ltd.
FMB	First mortgage bond
FOV	Finding of Violation
FSP	FASB Staff Position
GAAP	U.S. Generally Accepted Accounting Principles
GasAtacama	GasAtacama Holding Limited, a limited liability partnership that manages GasAtacama S.A., which includes Atacama Finance Company, an integrated natural gas pipeline and electric generating plant in Argentina and Chile, in which CMS International Ventures formerly owned a 50 percent interest
GCC	Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers
GCR	Gas cost recovery
Genesee	Genesee Power Station Limited Partnership, a consolidated variable interest entity in which HYDRA-CO has a 50 percent interest
GM	General Motors Corporation, a non-affiliated company
Grayling	Grayling Generating Station Limited Partnership, a consolidated variable interest entity in which HYDRA-CO has a 50 percent interest
GWh	Gigawatt-hour (a unit of energy equal to one million kilowatt-hours)
HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises
ICSID	International Centre for the Settlement of Investment Disputes
IPP	Independent power producer or independent power production
IRS	Internal Revenue Service
ISFSI	Independent spent fuel storage installation
ITC	Income tax credit
Jamaica Power	Jamaica Private Power Company, Limited, a 63 MW diesel-fueled power plant in Jamaica, in which CMS Generation formerly owned a 42 percent interest
Jorf Lasfar	A 1,356 MW coal-fueled power plant in Morocco, in which CMS Generation formerly owned a 50 percent interest
kilovolts	Thousand volts (unit used to measure the difference in electrical pressure along a current)
kVA	Thousand volt-amperes (unit used to measure the flow rate of electrical current that is available for an electrical service)
kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)
LIBOR	London Interbank Offered Rate
Lucid Energy	Lucid Energy LLC, a non-affiliated company

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison
Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company
MBT	Michigan Business Tax
MCV Facility	A 1,500 MW natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MCV PPA	The PPA between Consumers and the MCV Partnership, with a 35-year term commencing in March 1990, as amended and restated in an agreement dated as of June 9, 2008 between Consumers and the MCV Partnership
MD&A	Management’s Discussion and Analysis
MDL	A pending multi-district litigation case in Nevada
MDNRE	Michigan Department of Natural Resources and Environment, which, effective January 17, 2010 as a result of department reorganizations, is the successor to the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources
MEI	Michigan Energy Investments LLC, an affiliate of Lucid Energy and a non-affiliated company
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company owned by ITC Holdings Corporation and a member of MISO
MGP	Manufactured gas plant
Midwest Energy Market	An energy market developed by the MISO to provide day-ahead and real-time market information and centralized dispatch for market participants
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services, Inc.
MPSC	Michigan Public Service Commission
MRV	Market-Related Value of Plan assets
MW	Megawatt (a unit of power equal to one million watts)
MWh	Megawatt-hour (a unit of energy equal to one million watt- hours)
NAV	Net asset value
NERC	North American Electric Reliability Corporation, a non-affiliated company
NMC	Nuclear Management Company, LLC, a non-affiliated company
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Postretirement benefit plans other than pensions
Palisades	Palisades nuclear power plant, formerly owned by Consumers
Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission
PBO	Pension benefit obligation

PCB	Polychlorinated biphenyl
PDVSA	Petroleos de Venezuela S.A., a non-affiliated company
Peabody Energy	Peabody Energy Corporation, a non-affiliated company
Pension Plan	The trustee, non-contributory, defined benefit pension plan of Panhandle, Consumers, and CMS Energy
Pension Protection Act	The Pension Protection Act of 2006, signed into law on August 17, 2006
PISP	Performance Incentive Stock Plan
PowerSmith	A 124 MW natural gas power plant located in Oklahoma, in which CMS Generation formerly held a 6.25 percent limited partner ownership interest
PPA	Power purchase agreement
Prairie State	Prairie State Energy Campus, a planned 1,600 MW power plant and coal mine in southern Illinois
PSCR	Power supply cost recovery
PSD	Prevention of Significant Deterioration
PURPA	Public Utility Regulatory Policies Act of 1978
Quicksilver	Quicksilver Resources, Inc., a non-affiliated company
QSPE	Qualifying special-purpose entity
RCP	Resource Conservation Plan
REC	Renewable energy credit established under the 2008 Energy Legislation
RMRR	Routine maintenance, repair, and replacement
ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act
S&P	Standard and Poor’s Financial Services LLC, which includes Standard and Poor’s Ratings Services
SEC	U.S. Securities and Exchange Commission
Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility
SENECA	Sistema Electrico del Estado Nueva Esparta C.A., a former wholly owned subsidiary of CMS International Ventures
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
Stranded Costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.
Superfund	Comprehensive Environmental Response, Compensation and Liability Act
Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company
T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a consolidated variable interest entity in which HYDRA-CO has a 50 percent interest

TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission formerly owned a 23.54 percent interest
TRAC	Terminal Rental Adjustment Clause, a provision of a leasing agreement which permits or requires the rental price to be adjusted upward or downward by reference to the amount realized by the lessor under the agreement upon sale or other disposition of formerly leased property
Trunkline	Trunkline Gas Company, LLC, a former wholly owned subsidiary of CMS Panhandle Holdings, LLC
Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts
TSR	Total shareholder return
TSU	Texas Southern University, a non-affiliated entity
Union	Utility Workers Union of America, AFL-CIO
U.S.	United States
VEBA	Voluntary employees’ beneficiary association trusts accounts established specifically to set aside employer-contributed assets to pay for future expenses of the OPEB plan
VIE	Variable interest entity
Wolverine	Wolverine Power Supply Cooperative, Inc., a non-affiliated company
Zeeland	A 935 MW gas-fueled power plant located in Zeeland, Michigan

FILING FORMAT

This combined Form 10-K is separately filed by CMS Energy Corporation and Consumers Energy Company. Information in this combined Form 10-K relating to each individual registrant is filed by such registrant on its own behalf. Consumers Energy Company makes no representation regarding information relating to any other companies affiliated with CMS Energy Corporation other than its own subsidiaries. None of CMS Energy Corporation, CMS Enterprises Company, nor any of CMS Energy Corporation’s other subsidiaries (other than Consumers Energy Company) has any obligation in respect of Consumers Energy Company’s securities and holders of such securities should not consider the financial resources or results of operations of CMS Energy Corporation, CMS Enterprises Company, nor any of CMS Energy Corporation’s other subsidiaries (other than Consumers Energy Company and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers Energy Company’s debt securities. Similarly, none of Consumers Energy Company nor any other subsidiary of CMS Energy Corporation has any obligation in respect of debt securities of CMS Energy Corporation.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other written and oral statements that CMS Energy and Consumers make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:

•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the continued downturn in the economy and the sharp downturn and extreme volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:

•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;

•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population growth or decline in the geographic areas where CMS Energy and Consumers conduct business;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or laws regarding:

•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants;

•	coal ash;

•	limitations on the use or construction of coal-fueled electric power plants; and

•	renewable portfolio standards and energy efficiency mandates;

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including but not limited to those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:

•	sufficient and timely recovery of:

•	environmental and safety-related expenditures;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	proposed retirement and decommissioning of facilities;

•	increased MISO energy and transmission costs; and

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards;

•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	actions of regulators with respect to the implementation of the “pilot” decoupling mechanism and an uncollectible expense tracking mechanism described in the November 2009 MPSC electric rate case order;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates;

•	authorization of a new coal-fueled plant; and

•	implementation of new energy legislation or revisions of existing regulations;

•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	potential legislative changes to the ten-percent ROA limit;

•	potentially adverse regulatory treatment concerning a number of significant matters affecting Consumers that are presently before the MDNRE;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	loss of customer load to alternative energy suppliers;

•	the impact of expanded enforcement powers and investigation activities at the FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and new banking regulations on EnerBank;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2010 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including the F.T. Barr matter and claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	new or revised interpretations of GAAP by regulators, which could affect how accounting principles are applied, and could impact future periods’ financial statements or previously filed financial statements;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.

For additional details regarding these and other uncertainties, see the “Outlook” section included in the MD&A, Note 6, Contingencies and Commitments, Note 7, Utility Rate Matters, and Item 1A. Risk Factors.

(This page intentionally left blank)

PART I
ITEM 1. BUSINESS

GENERAL

CMS Energy

CMS Energy was formed in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic IPP. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, metal, and food products industries as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged primarily in IPP and owns power generation facilities fueled mostly by natural gas and biomass.

CMS Energy manages its businesses by the nature of services each provides and operates, principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers’ consolidated operations account for substantially all of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.2 billion in 2009, $6.8 billion in 2008, and $6.5 billion in 2007.

For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data, CMS Energy Corporation’s Selected Financial Information, Consolidated Financial Statements, and Notes to Consolidated Financial Statements.

Consumers

Consumers was formed in Michigan in 1968 and is the successor to a corporation organized in Maine in 1910 that conducted business in Michigan from 1915 to 1968. Consumers owns and operates electric distribution and generation facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.5 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and the FERC, as described in “CMS Energy and Consumers Regulation” in this Item 1.

Consumers’ consolidated operating revenue was $6.0 billion in 2009, $6.4 billion in 2008, and $6.1 billion in 2007. For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data, Consumers Energy Company’s Selected Financial Information, Consolidated Financial Statements, and Notes to Consolidated Financial Statements.

Consumers owns its principal properties in fee, except that most electric lines and gas mains are located below public roads or on land owned by others and are accessed by Consumers through easements and other rights. Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers’ properties, see the “Business Segments” section of Consumers Electric Utility, Electric Utility Properties, and “Business Segments” section of Consumers Gas Utility, Gas Utility Properties described later in this Item 1.

In 2009, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan’s Lower Peninsula. The following is a map of Consumers’ service territory:

BUSINESS SEGMENTS

Consumers Electric Utility

Electric Utility Operations:  Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $3.4 billion in 2009, $3.6 billion in 2008, and $3.4 billion in 2007. Consumers’ electric utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula. The automotive industry represented five percent of Consumers’ 2009 electric utility operating revenue. The following is an illustration of Consumers’ 2009 electric utility operating revenue by customer class:

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of its largest customers is not reasonably likely to have a material adverse effect on its financial condition.

In 2009, Consumers’ electric deliveries, excluding intersystem deliveries, were 36 million MWh, which included ROA deliveries of 2 million MWh. In 2008, Consumers’ electric deliveries, excluding intersystem deliveries, were 37 million MWh, which included ROA deliveries of 2 million MWh. Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

The following is an illustration of Consumers’ monthly weather-adjusted electric deliveries to its customers, including ROA deliveries, during 2009 and 2008:

Consumers’ 2009 summer peak demand was 7,756 MW, which includes ROA loads of 335 MW. For the 2008-09 winter period, Consumers’ peak demand was 5,857 MW, which includes ROA loads of 244 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term contracts, capacity necessary to supply its projected firm peak load and necessary reserve margin for summer 2010.

Electric Utility Properties:  At December 31, 2009, Consumers’ electric generating system consisted of the following:

		2009
		Summer Net
	Number of Units and Year	Demonstrated		2009 Net
Name and Location (Michigan)	Entering Service	Capability (MW)		Generation (GWh)

Coal Generation
J H Campbell 1 & 2 — West Olive	2 Units, 1962-1967	615		3,303
J H Campbell 3 — West Olive(a)	1 Unit, 1980	770		5,893
B C Cobb — Muskegon	2 Units, 1956-1957	312		1,733
D E Karn — Essexville	2 Units, 1959-1961	515		2,743
J C Weadock — Essexville	2 Units, 1955-1958	310		1,869
J R Whiting — Erie	3 Units, 1952-1953	328		1,714

Total coal generation		2,850		17,255

Oil/Gas Generation
B C Cobb — Muskegon	3 Units, 1999-2000(b)	—		—
D E Karn — Essexville	2 Units, 1975-1977	1,276		26
Zeeland — Zeeland	1 Unit, 2002	538		388

Total oil/gas generation		1,814		414

Hydroelectric
Conventional hydro generation	13 Plants, 1906-1949	74		466
Ludington — Ludington	6 Units, 1973	955	(c)	(303	)(d)

Total hydroelectric		1,029		163

Gas/Oil Combustion Turbine
Various plants	7 Plants, 1966-1971	331		37
Zeeland — Zeeland	2 Units, 2001	330		128

Total gas/oil combustion turbine		661		165

Total owned generation		6,354		17,997
Purchased and Interchange Power(e)		2,600	(f)	18,463	(g)

Total		8,954		36,460

(a)	Represents Consumers’ share of the capacity of the J H Campbell 3 unit, net of the 6.69 percent ownership interest of the Michigan Public Power Agency and Wolverine.

(b)	B C Cobb 1-3 are retired coal-fueled units that were converted to gas-fueled. Units were placed back into service in the years indicated. B C Cobb 1-3 were placed out-of-service beginning in April 2009. Consumers plans to return B C Cobb 1-3 to service in April 2012.

(c)	Represents Consumers’ 51 percent share of the capacity of Ludington. Detroit Edison owns the remaining 49 percent.

(d)	Represents Consumers’ share of net pumped storage generation. This facility electrically pumps water during off-peak hours for storage to generate electricity later during peak-demand hours.

(e)	Includes purchases from the Midwest Energy Market, long-term purchase contracts, options, spot market, and other seasonal purchases.

(f)	Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

(g)	Includes 2,232 GWh of purchased energy from the MCV Facility and 6,119 GWh of purchased energy from Palisades.

Consumers’ distribution system includes:

•	409 miles of high-voltage distribution radial lines operating at 120 kilovolts or above;

•	4,244 miles of high-voltage distribution overhead lines operating at 23 kilovolts and 46 kilovolts;

•	17 subsurface miles of high-voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts;

•	55,816 miles of electric distribution overhead lines;

•	9,976 miles of underground distribution lines; and

•	substations having an aggregate transformer capacity of 24 million kVA.

Consumers is interconnected to METC. METC owns an interstate high-voltage electric transmission system in Michigan and is interconnected with neighboring utilities as well as other transmission systems.

Fuel Supply:  As shown in the following illustration, Consumers’ 2009 generation capacity of 8,954 MW, including capacity of 2,600 MW purchased under PPAs, came from a variety of sources:

Consumers’ generation came from the following sources:

	GWh
Power Generated	2009	2008	2007	2006	2005

Coal	17,255	17,701	17,903	17,744	19,711
Gas	565	804	129	161	356
Hydro	466	454	416	485	387
Oil	14	41	112	48	225
Nuclear	—	—	1,781	5,904	6,636
Net pumped storage	(303)	(382)	(478)	(426)	(516)

Total owned generation	17,997	18,618	19,863	23,916	26,799
Non-utility generation	11,538	13,643	12,502	8,594	8,999
Net interchange power	6,925	6,653	8,009	7,244	1,772

Net purchased and interchange power	18,463	20,296	20,511	15,838	10,771

Total Net Power Supply	36,460	38,914	40,374	39,754	37,570

The cost of all fuels consumed, shown in the following table, fluctuates with the mix of fuel used.

	Cost per Million Btu
Fuel Consumed	2009	2008	2007	2006	2005

Coal	$2.37	$2.01	$2.04	$2.09	$1.78
Gas	6.57	10.94	10.29	8.92	9.76
Oil	9.59	11.54	8.21	8.68	5.98
Nuclear	—	—	0.42	0.24	0.34

All Fuels(a)	$2.56	$2.47	$2.07	$1.72	$1.64

(a)	Weighted average fuel costs

Consumers’ electric generating system is heavily dependent upon the availability of coal. In 2009, Consumers’ four coal-fueled generating sites burned 9 million tons of coal and produced a combined total of 17,255 GWh of electricity, which represented 96 percent of the energy generated by Consumers.

In order to obtain its coal requirements, Consumers enters into long-term and short-term physical coal supply contracts. At December 31, 2009, Consumers had six long-term and three spot-price contracts to purchase low-sulfur western coal through 2012; these contracts total $233 million. Consumers also had four long-term and three spot-price contracts to purchase Appalachian coal through 2012; these contracts totaled $215 million. All of Consumers’ long-term contracts have fixed prices. Over the last ten years, Consumers has purchased 60 to 90 percent of its annual coal requirements through long-term contracts. At December 31, 2009, Consumers had 93 percent of its 2010 expected coal requirements under contract, as well as a 47-day supply of coal on-hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has long-term transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts expire from 2010 through 2014.

Consumers participates in the Midwest Energy Market. Consumers offers its generation into the market on a day-ahead and real-time basis and bids for power in the market to serve its load. Consumers is a net purchaser of power and supplements its generation capability with purchases from the market to meet its customers needs during peak demand periods.

At December 31, 2009, Consumers had unrecognized future commitments to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability, whether or not power is delivered to Consumers, or deliverability. These payments for 2010 through 2030 total $13.2 billion and range from $780 million to $870 million annually for each of the next five years. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. MD&A, “Capital Resources and Liquidity — Obligations and Commitments — Contractual Obligations.”

Consumers Gas Utility

  Gas Utility Operations:

Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.6 billion in 2009, $2.8 billion in 2008, and $2.6 billion in 2007. Consumers’ gas utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula. The following is an illustration of Consumers’ 2009 gas utility operating revenue by customer class:

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of its largest customers is not reasonably likely to have a material adverse effect on its financial condition.

In 2009, deliveries of natural gas sold through Consumers’ pipeline and distribution network totaled 326 bcf, which included GCC deliveries of 27 bcf. In 2008, Consumers’ deliveries of natural gas sold through its pipeline and distribution network totaled 344 bcf, which included GCC deliveries of 25 bcf. Consumers’ gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher. During 2009, 43 percent of the natural gas supplied to all customers during the winter months was supplied from storage. Peak demand occurs in the winter due to colder temperatures and the resulting use of heating fuels. The following is an illustration of Consumers’ monthly weather-adjusted gas deliveries to its customers, including GCC deliveries, during 2009 and 2008:

Gas Utility Properties: Consumers’ gas distribution and transmission system located in Michigan’s Lower Peninsula consists of:

•	26,526 miles of distribution mains;

•	1,652 miles of transmission lines;

•	7 compressor stations with a total of 136,180 installed and available horsepower; and

•	15 gas storage fields with an aggregate storage capacity of 307 bcf and a working storage capacity of 142 bcf.

Gas Supply: In 2009, Consumers purchased 69 percent of the gas it delivered from United States producers and 18 percent from Canadian producers. Authorized suppliers in the GCC program supplied the remaining 13 percent of the gas that Consumers delivered.

The following illustration shows the sources of Consumers’ gas supply during 2009:

Consumers’ firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Panhandle, Trunkline, and Vector Pipeline L.P. Consumers uses these contracts to deliver gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire through 2017 and are capable of delivering 80 percent of its total gas supply requirements.

Consumers purchases the balance of its required gas supply transportation under firm city-gate arrangements, incremental firm transportation contracts, and interruptible transportation contracts. The amount of interruptible transportation service and its use vary primarily with the price for this service and the availability and price of purchased and transported spot supplies. Consumers’ use of interruptible transportation is generally in off-peak summer months and after Consumers has fully utilized the services under the firm transportation agreements.

Enterprises — Non-Utility Operations and Investments

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic IPP and the marketing of IPP. In 2007, enterprises made a significant change in business strategy by exiting the international marketplace and refocusing to concentrate on its independent power business in the United States.

The enterprises segment’s operating revenue included in Income (Loss) From Continuing Operations in CMS Energy’s consolidated financial statements was $216 million in 2009, $365 million in 2008, and $370 million in 2007. The enterprises segment’s operating revenue included in Income (Loss) From Discontinued Operations in CMS Energy’s consolidated financial statements was $7 million in 2009, $14 million in 2008, and $248 million in 2007.

IPP: CMS Generation invested in and operated non-utility power generation plants in the United States and abroad. In 2007, CMS Enterprises sold CMS Generation and all of CMS Enterprises’ international assets to third parties and transferred its domestic independent power plant operations to its subsidiary, HYDRA-CO. For more information on the asset sales, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 22, Asset Sales, Discontinued Operations, and Impairment Charges, “Asset Sales.”

The operating revenue from IPP included in Income (Loss) From Continuing Operations in CMS Energy’s consolidated financial statements was $18 million in 2009, $22 million in 2008, and $28 million in 2007. The operating revenue from IPP included in Income (Loss) From Discontinued Operations in CMS Energy’s consolidated financial statements was $7 million in 2009, $14 million in 2008, and $137 million in 2007.

IPP Properties: At December 31, 2009, CMS Energy had ownership interests in independent power plants totaling 1,202 gross MW or 1,079 net MW. (Net MW reflects that portion of the gross capacity relating to CMS Energy’s ownership interests.)

The following table details CMS Energy’s interests in independent power plants at December 31, 2009:

				Percentage of
				Gross Capacity
				Under Long-Term
	Primary	Ownership Interest	Gross Capacity	Contract
Location	Fuel Type	(%)	(MW)	(%)

California	Biomass	37.8	36	100
Connecticut(a)	Scrap tire	100	31	—
Michigan	Natural gas	100	710	92
Michigan	Natural gas	100	224	—
Michigan	Coal	50	73	100
Michigan	Biomass	50	40	100
Michigan	Biomass	50	38	100
North Carolina	Biomass	50	50	—

Total			1,202

(a)	Represents Exeter, whose assets and liabilities were reclassified as held for sale in 2009.

Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities. In 2004, CMS ERM discontinued its natural gas retail program as customer contracts expired, and changed its name from CMS MST to CMS ERM.

In 2009, CMS ERM marketed 23 bcf of natural gas and 1,726 GWh of electricity. CMS ERM’s operating revenue included in Income (Loss) From Continuing Operations in CMS Energy’s consolidated financial statements was $198 million in 2009, $343 million in 2008, and $342 million in 2007.

Natural Gas Transmission: CMS Gas Transmission owned, developed, and managed domestic and international natural gas facilities. In March 2007, CMS Gas Transmission sold a portfolio of its businesses in Argentina and its northern Michigan non-utility natural gas assets to Lucid Energy. In August 2007, CMS Gas Transmission sold its investment in GasAtacama to Endesa S.A. In June 2008, CMS Gas Transmission completed the sale of its investment in TGN. For more information on these asset sales, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 22, Asset Sales, Discontinued Operations, and Impairment Charges, “Asset Sales.”

CMS Gas Transmission’s operating revenue included in Income (Loss) From Continuing Operations in CMS Energy’s consolidated financial statements was less than $1 million in 2009, 2008, and 2007. CMS Gas Transmission’s operating revenue included in Income (Loss) From Discontinued Operations in CMS Energy’s consolidated financial statements was $3 million in 2007.

International Energy Distribution: In April 2007, CMS Energy sold its ownership interest in SENECA, and in June 2007, CMS Energy sold CMS Energy Brasil S.A. For more information on these asset sales, see Item 8.

Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 22, Asset Sales, Discontinued Operations, and Impairment Charges, “Asset Sales.”

The international energy distribution’s operating revenue, reflected in Income (Loss) From Discontinued Operations in CMS Energy’s consolidated financial statements, was $108 million in 2007.

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, local, and foreign governmental agencies, including those described in the following sections.

MPSC

Consumers is subject to the jurisdiction of the MPSC, which regulates public utilities in Michigan with respect to retail utility rates, accounting, utility services, certain facilities, corporate mergers, and other matters.

The Michigan Attorney General, ABATE, the MPSC staff, and certain other parties typically participate in MPSC proceedings concerning Consumers. The Michigan Attorney General, ABATE, and others often appeal significant MPSC orders.

Rate Proceedings: For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Utility Rate Matters.

Michigan Energy Legislation

The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. The 2008 Energy Legislation also requires Consumers to prepare an energy optimization plan and achieve annual sales reduction targets beginning in 2009 through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015. In 2009, Consumers filed, and the MPSC approved, its renewable energy and energy optimization plans. For additional information regarding Consumers’ renewable energy and energy optimization plans, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties.”

The 2008 Energy Legislation also reformed the Customer Choice Act to limit alternative energy suppliers to supplying no more than ten percent of Consumers’ weather-adjusted sales. In September 2009, the MPSC approved procedures for the administration and allocation of electric load allowed to be served by alternative electric suppliers under the 2008 Energy Legislation. The MPSC further clarified that electric choice customers that are served presently by an alternative electric supplier will not be returned automatically to utility service in the event that the ten percent of weather-adjusted sales cap is exceeded due to a reduction in utility sales during the year. The MPSC also required utilities to make available on their websites an electric choice cap tracking system that allows customers to check on the status of the program.

FERC

The FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG. Among other things, the FERC has jurisdiction over acquisitions, operations, and disposals of certain assets and facilities, services provided and rates charged, conduct among affiliates, and limited jurisdiction over holding company matters with respect to CMS Energy. The FERC, in connection with the NERC and with regional reliability organizations, also regulates generation owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system. Certain aspects of Consumers’ gas business are also subject to regulation by the FERC, including a blanket transportation tariff under which Consumers may transport gas in interstate commerce.

The FERC also regulates certain aspects of Consumers’ electric operations, including compliance with the FERC accounting rules, wholesale rates, operation of licensed hydro electric generating plants, transfers of certain facilities, corporate mergers, and issuances of securities.

Other Regulation

The Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to the FERC and the DOE’s Office of Fossil Fuels.

Consumers’ pipelines are subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines.

EnerBank is regulated by the FDIC.

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters. For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Contingencies and Commitments.

CMS Energy has recorded a significant liability for its affiliates’ obligations associated with Bay Harbor. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Contingencies and Commitments.

Air: Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants and to convert electric generating units to burn cleaner fuels. Consumers estimates that it will incur expenditures of $1.4 billion from 2010 through 2017 to comply with current and future federal and state regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. Consumers’ estimate may increase if additional laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide. For additional information concerning estimated capital expenditures related to environmental compliance, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties — Electric Environmental Estimates.”

Solid Waste Disposal: Costs related to the construction, operation, and closure of a modern solid waste disposal facility for ash are significant. To achieve significant reductions in ash field closure costs, Consumers has worked with others to reuse 30 percent of ash produced. Consumers sells coal ash for use as a Portland cement replacement in concrete products, as feedstock for the manufacture of Portland cement, and for other environmentally compatible uses. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules. Consumers has converted all of its fly ash handling systems to dry systems, which substantially reduce landfill venting. All of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDNRE inspections. Dike integrity and stability have been assessed by an independent consultant. The EPA has been considering the development of new federal regulations for ash disposal areas for several years.

Water: Consumers uses significant amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDNRE under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA is developing new regulations related to cooling water intake systems. Consumers estimates expenditures of $150 million from 2010 through 2017 to comply with current and future regulations relating to cooling water intake systems.

CMS ENERGY AND CONSUMERS COMPETITION

Electric Competition

Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

The Customer Choice Act allows all Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation revised the Customer Choice Act and generally limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales for the preceding calendar year. In August 2009, customer enrollment in the ROA program reached the ten-percent limit. Electric deliveries from alternative suppliers reached the ten-percent limit in early January 2010.

Consumers also has competition or potential competition from:

•	industrial customers relocating all or a portion of their production capacity outside Consumers’ service territory for economic reasons;

•	municipalities owning or operating competing electric delivery systems;

•	customer self-generation; and

•	adjacent utilities that extend lines to customers in contiguous service territories.

Consumers addresses this competition by monitoring activity in adjacent areas and monitoring compliance with the MPSC’s and the FERC’s rules, providing non-energy services, and providing tariff-based incentives that support economic development.

Consumers offers non-energy revenue-producing services to electric customers, municipalities, and other utilities in an effort to offset costs. These services include engineering and consulting, construction of customer-owned distribution facilities, sales of equipment (such as transformers), power quality analysis, energy management services, meter reading, and joint construction for phone and cable. In these activities, Consumers faces competition from many sources, including energy management services companies, other utilities, contractors, and retail merchandisers.

CMS ERM continues to focus on optimizing CMS Energy’s IPP portfolio. CMS Energy’s IPP business faces competition from generators, marketers and brokers, and other utilities marketing power in the wholesale market.

Gas Competition

Competition exists in various aspects of Consumers’ gas utility business. Competition comes from other gas suppliers taking advantage of direct access to Consumers’ customers and from alternative fuels and energy sources, such as propane, oil, and electricity.

INSURANCE

CMS Energy and its subsidiaries, including Consumers, maintain insurance coverage generally similar to comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations, and exclusions that might not fully compensate CMS Energy or Consumers for all losses. A portion of each loss is generally assumed by CMS Energy or Consumers in the form of deductibles and self-insured retentions that, in some cases, are substantial. As CMS Energy or Consumers renews its policies, it is possible that some of the current insurance coverage may not be renewed or obtainable on commercially reasonable terms due to restrictive insurance markets.

CMS Energy’s and Consumers’ current insurance program does not cover the risks of certain environmental cleanup costs and environmental damages, such as claims for air pollution, damage to sites owned by CMS Energy or Consumers, and some long-term storage or disposal of wastes.

EMPLOYEES

CMS Energy

At December 31, 2009, CMS Energy and its wholly owned subsidiaries, including Consumers, had 8,039 full-time equivalent employees. Included in the total are 3,433 full-time operating, maintenance, and construction employees and full-time and part-time call center employees who are represented by the Union.

Consumers

At December 31, 2009, Consumers and its subsidiaries had 7,755 full-time equivalent employees. Included in the total are 3,433 full-time operating, maintenance, and construction employees and full-time and part-time call center employees who are represented by the Union.

CMS ENERGY EXECUTIVE OFFICERS (as of February 1, 2010)

Name	Age	Position	Period

David W. Joos	56	President and CEO of CMS Energy	2004-Present
		CEO of Consumers	2004-Present
		Chairman of the Board, President, CEO of CMS Enterprises	5/2008-Present
		Director of CMS Energy	2001-Present
		Director of Consumers	2001-Present
		Director of CMS Enterprises	2000-Present
		Chairman of the Board, CEO of CMS Enterprises	2003-5/2008
Thomas J. Webb	57	Executive Vice President, CFO of CMS Energy	2002-Present
		Executive Vice President, CFO of Consumers	2002-Present
		Executive Vice President, CFO of CMS Enterprises	2002-Present
		Director of CMS Enterprises	2002-Present
James E. Brunner	57	Senior Vice President and General Counsel of CMS Energy	11/2006-Present
		Senior Vice President and General Counsel of Consumers	11/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	2006-Present
		Senior Vice President of CMS Enterprises	2006-11/2007
		Senior Vice President, General Counsel and Chief Compliance Officer of CMS Energy	5/2006-11/2006
		Senior Vice President, General Counsel and Chief Compliance Officer of Consumers	5/2006-11/2006
		Senior Vice President, General Counsel and Interim Chief Compliance Officer of Consumers	2/2006-5/2006
		Senior Vice President and General Counsel of CMS Energy	2/2006-5/2006
		Vice President and General Counsel of Consumers	7/2004-2/2006
John M. Butler*	45	Senior Vice President of CMS Energy	2006-Present
		Senior Vice President of Consumers	2006-Present
		Senior Vice President of CMS Enterprises	2006-Present
David G. Mengebier	52	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	2003-Present
		Senior Vice President of CMS Energy	2001-11/2006
		Senior Vice President of Consumers	2001-11/2006

Name	Age	Position	Period

John G. Russell	52	President and Chief Operating Officer of Consumers	2004-Present
Glenn P. Barba	44	Vice President, Controller and Chief Accounting Officer of CMS Energy	2003-Present
		Vice President, Controller and Chief Accounting Officer of Consumers	2003-Present
		Vice President, Chief Accounting Officer and Controller of CMS Enterprises	11/2007-Present
		Vice President and Chief Accounting Officer of CMS Enterprises	2003-11/2007

*	From 2004 until June 2006, Mr. Butler was Human Resources Director, Manufacturing and Engineering at Dow.

There are no family relationships among executive officers and directors of CMS Energy.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of CMS Energy (scheduled to be held on May 21, 2010).

CONSUMERS EXECUTIVE OFFICERS (as of February 1, 2010)

Name	Age	Position	Period

David W. Joos	56	President and CEO of CMS Energy	2004-Present
		CEO of Consumers	2004-Present
		Chairman of the Board, President, CEO of CMS Enterprises	5/2008-Present
		Director of CMS Energy	2001-Present
		Director of Consumers	2001-Present
		Director of CMS Enterprises	2000-Present
		Chairman of the Board, CEO of CMS Enterprises	2003-5/2008
Thomas J. Webb	57	Executive Vice President, CFO of CMS Energy	2002-Present
		Executive Vice President, CFO of Consumers	2002-Present
		Executive Vice President, CFO of CMS Enterprises	2002-Present
		Director of CMS Enterprises	2002-Present
James E. Brunner	57	Senior Vice President and General Counsel of CMS Energy	11/2006-Present
		Senior Vice President and General Counsel of Consumers	11/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	2006-Present
		Senior Vice President of CMS Enterprises	2006-11/2007
		Senior Vice President, General Counsel and Chief Compliance Officer of CMS Energy	5/2006-11/2006
		Senior Vice President, General Counsel and Chief Compliance Officer of Consumers	5/2006-11/2006
		Senior Vice President, General Counsel and Interim Chief Compliance Officer of Consumers	2/2006-5/2006
		Senior Vice President and General Counsel of CMS Energy	2/2006-5/2006
		Vice President and General Counsel of Consumers	7/2004-2/2006

Name	Age	Position	Period

John M. Butler*	45	Senior Vice President of CMS Energy	2006-Present
		Senior Vice President of Consumers	2006-Present
		Senior Vice President of CMS Enterprises	2006-Present
David G. Mengebier	52	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	2003-Present
		Senior Vice President of CMS Energy	2001-11/2006
		Senior Vice President of Consumers	2001-11/2006
John G. Russell	52	President and Chief Operating Officer of Consumers	2004-Present
William E. Garrity	61	Senior Vice President of Consumers	2005-Present
		Vice President of Consumers	1999-2005
Frank Johnson	61	Senior Vice President of Consumers	2001-Present
Glenn P. Barba	44	Vice President, Controller and Chief Accounting Officer of CMS Energy	2003-Present
		Vice President, Controller and Chief Accounting Officer of Consumers	2003-Present
		Vice President, Chief Accounting Officer and Controller of CMS Enterprises	11/2007-Present
		Vice President and Chief Accounting Officer of CMS Enterprises	2003-11/2007

*	From 2004 until June 2006, Mr. Butler was Human Resources Director, Manufacturing and Engineering at Dow.

There are no family relationships among executive officers and directors of Consumers.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors of Consumers (scheduled to be held on May 21, 2010).

AVAILABLE INFORMATION

CMS Energy’s internet address is www.cmsenergy.com. Information contained on CMS Energy’s website is not incorporated herein. All of CMS Energy’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are filed electronically with the SEC. Also on CMS Energy’s website are its:

•	Corporate Governance Principles;

•	Codes of Conduct (Code of Conduct and Guide to Ethical Business Behavior 2010);

•	Board committee charters (including the Audit Committee, the Compensation and Human Resources Committee, the Finance Committee, and the Governance and Public Responsibility Committee); and

•	Articles of Incorporation (and amendments) and Bylaws.

CMS Energy will provide this information in print to any stockholder who requests it.

Any materials CMS Energy files with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the following sections. CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, and that involve uncertainties that may materially affect results and are often beyond their control. Additional risks and uncertainties not presently known or that the companies’ management believes to be immaterial may also adversely affect the companies. The risk factors described in the following sections, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy. All of these risk factors are potentially significant.

CMS Energy depends on dividends from its subsidiaries to meet its debt service obligations.

Due to its holding company structure, CMS Energy depends on dividends from its subsidiaries to meet its debt service and other payment obligations. Restrictions contained in Consumers’ preferred stock provisions and other legal restrictions, such as certain terms in its articles of incorporation and FERC requirements, limit Consumers’ ability to pay dividends or acquire its own stock from CMS Energy. At December 31, 2009, Consumers had $333 million of unrestricted retained earnings available to pay common stock dividends. If sufficient dividends are not paid to CMS Energy by its subsidiaries, CMS Energy may not be able to generate the funds necessary to fulfill its payment obligations, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

CMS Energy has substantial indebtedness that could limit its financial flexibility and hence its ability to meet its debt service obligations.

At December 31, 2009, CMS Energy, including Consumers, had $6.6 billion aggregate principal amount of indebtedness, including $34 million of subordinated indebtedness relating to its convertible preferred securities. CMS Energy had $1.9 billion aggregate principal amount of indebtedness at December 31, 2009. At December 31, 2009, there were $25 million of borrowings and $3 million of letters of credit outstanding under CMS Energy’s revolving credit agreement. CMS Energy and its subsidiaries may incur additional indebtedness in the future.

The level of CMS Energy’s present and future indebtedness could have several important effects on its future operations, including, among others:

•	a significant portion of its cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes;

•	covenants contained in its existing debt arrangements require it to meet certain financial tests, which may affect its flexibility in planning for, and reacting to, changes in its business;

•	its ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate and other purposes may be limited;

•	it may be at a competitive disadvantage to its competitors that are less leveraged;

•	its vulnerability to adverse economic and industry conditions may increase; and

•	its future credit ratings may fluctuate.

CMS Energy’s ability to meet its debt service obligations and to reduce its total indebtedness will depend on its future performance, which will be subject to general economic conditions, industry cycles, changes in laws or regulatory decisions (including with respect to environmental matters), and financial, business, and other factors affecting its operations, many of which are beyond its control. CMS Energy cannot make assurances that its business will continue to generate sufficient cash flow from operations to service its indebtedness. If CMS Energy is unable to generate sufficient cash flows from operations, it may be required to sell assets or obtain additional financing. CMS Energy cannot ensure that additional financing will be available on commercially acceptable terms or at all.

CMS Energy cannot predict the outcome of regulatory reviews and claims regarding its participation in the development of Bay Harbor.

The EPA and the MDNRE have not completed their review of proposals by CMS Land and CMS Capital to remedy the flow of leachate from buried CKD piles at the site to Lake Michigan and related environmental issues. In addition, CMS Land and CMS Capital have not arrived at a final and long-term solution to the disposal of leachate collected at the site. CMS Land and CMS Capital, the MDNRE, the EPA, and other parties are having ongoing negotiations concerning these subjects. These negotiations are focused on, among other things, issues related to:

•	options for the disposal of leachate;

•	the capping and excavation of CKD;

•	the location and design of collection lines and upstream diversion of water;

•	potential flow of leachate below the collection system;

•	applicable criteria for various substances such as mercury; and

•	other matters that are likely to affect the scope of remedial work that CMS Land and CMS Capital may be obligated to undertake.

Depending on the results of these negotiations, as well as any indemnification obligation or liability under an AOC signed by CMS Land and CMS Capital, or other liability under environmental laws, adverse outcomes of some or all of these matters could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results.

CMS Energy may be affected adversely by a regulatory investigation and civil lawsuits regarding pricing information that CMS MST and CMS Field Services provided to market publications.

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

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc. (the company that purchased CMS Field Services) and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged false natural gas price reporting. Allegations included manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. CMS Energy cannot predict the outcome of the lawsuits. It is possible that the outcome in one or more of the lawsuits could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

CMS Energy and Consumers retain contingent liabilities in connection with their asset sales.

The agreements that CMS Energy and Consumers enter into for the sale of assets customarily include provisions whereby they are required to:

•	retain specified preexisting liabilities, such as for taxes, pensions, or environmental conditions;

•	indemnify the buyers against specified risks, including the inaccuracy of representations and warranties they make; and

•	make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits, or other reviews.

Many of these contingent liabilities can remain open for extended periods of time after the sales are closed. Depending on the extent to which the buyers may ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes concerning them, there could be a material adverse effect on CMS Energy’s or Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers have financing needs and could be unable to obtain bank financing or access the capital markets. Potential disruption in the capital and credit markets could have an adverse effect on CMS Energy’s and Consumers’ businesses, including the availability and cost of short-term funds for liquidity requirements and their ability to meet long-term commitments. These consequences could have an adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, and letters of credit. Consumers’ capital requirements are expected to be substantial over the next several years as it implements generation and environmental projects, and such requirements may increase if additional laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide.

CMS Energy and Consumers rely on the capital markets, as well as on the banking syndications, to meet their financial commitments and short-term liquidity needs if internal funds are not available from CMS Energy’s and Consumers’ respective operations. CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their respective businesses. Any disruption could require CMS Energy and Consumers to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for their business needs can be arranged. These measures could include deferring capital expenditures, changing CMS Energy’s and Consumers’ commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.

CMS Energy continues to explore financing opportunities to supplement its financial plan. These potential opportunities include refinancing and/or issuing new capital markets debt, preferred stock and/or common equity, and bank financing. Similarly, Consumers plans to seek funds through the capital markets, commercial lenders, and leasing arrangements. Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to Consumers’ securities issuances in particular. CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities or predict the impact of factors beyond their control, such as actions of rating agencies. If CMS Energy or Consumers is unable to obtain bank financing or access the capital markets to incur or refinance indebtedness, or is unable to obtain commercially reasonable terms for any such financing, there could be a material adverse effect on its liquidity, financial condition, and results of operations.

Certain of CMS Energy’s securities and those of its affiliates, including Consumers, are rated by various credit rating agencies. Any reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could make its cost of borrowing higher, and could cause CMS Energy or Consumers to reduce its capital expenditures. If it is unable to maintain commodity lines of credit, CMS Energy or Consumers may have to post collateral or make prepayments to certain of its suppliers under existing contracts. Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings. CMS Energy and Consumers cannot guarantee that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.

CMS Energy and Consumers could incur significant costs to comply with environmental requirements.

CMS Energy, Consumers, and their subsidiaries are subject to costly and increasingly stringent environmental regulations. They believe that environmental laws and regulations related to greenhouse gas emissions, ash disposal, and cooling water use will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment installation and upgrades.

In December 2009, the EPA issued an endangerment finding for greenhouse gases under the Clean Air Act. In this finding, which has been challenged in the U.S. Court of Appeals for the D. C. Circuit by numerous parties, the EPA determined that current and projected atmospheric concentrations of six greenhouse gases threaten the public health and welfare of current and future generations. The finding alone does not impose any standard or regulation on industry, but it is a precursor for finalizing proposed emissions standards. Presently, the EPA acknowledges that comprehensive federal legislation is the preferred method of addressing greenhouse gases. In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act, which would require reductions in emissions of greenhouse gases, including carbon dioxide. This or similar legislation is considered likely to be enacted in some form and could have a significant impact on the operation and cost of existing and future fossil-fueled power plants.

In 2009, a significant percentage of the energy generated by Consumers came from fossil-fueled power plants. The emissions from fossil-fueled power plants would be subject to greenhouse gas regulations. CMS Enterprises also has interests in fossil-fueled power plants and other types of power plants that produce greenhouse gases. Federal laws and rules limiting the emission of greenhouse gases or similar state laws and rules, if enacted, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in non-fossil-fuel generating capacity, or take other significant steps to manage or lower the emission of greenhouse gases. The following risks related to climate change could also have a material adverse impact on CMS Energy’s and Consumers’ results of operations and financial position:

•	litigation originated by third parties against CMS Energy, Consumers, or their subsidiaries due to CMS Energy’s or Consumers’ greenhouse gas emissions;

•	impairment of CMS Energy’s or Consumers’ reputation due to their greenhouse gas emissions and public perception of their response to potential greenhouse gas regulations, rules, and legislation;

•	extreme weather conditions, such as severe storms, that may affect customer demand, company operations, or assets.

The EPA is considering regulating coal combustion products, such as coal ash, as hazardous wastes under the Resource Conservation and Recovery Act. Michigan already regulates coal combustion products as low hazard industrial waste. If coal ash is regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing landfills could be closed if the upgrades to hazardous waste landfill standards are economically prohibitive. Costs associated with this potential regulation could be substantial.

The EPA is revising regulations that govern cooling water intake structures aimed at protecting aquatic life. Costs associated with these revisions could be material to CMS Energy, Consumers, and CMS Enterprises and result in operational changes or the retirement of certain generating units.

CMS Energy and Consumers expect to collect fully from their customers, through the ratemaking process, expenditures incurred to comply with environmental regulations. If Consumers were unable to recover these expenditures from customers in rates, it could negatively affect CMS Energy’s and/or Consumers’ liquidity, results of operations, and financial condition and CMS Energy and/or Consumers could be required to seek significant additional financing to fund these expenditures.

Market performance and other changes may decrease the value of benefit plan assets, which then could require significant funding.

The performance of the capital markets affects the values of assets that are held in trust to satisfy future obligations under CMS Energy’s and Consumers’ pension and postretirement benefit plans. CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below CMS Energy’s and Consumers’ forecasted return rates. A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels may increase the funding requirements of these obligations. Also, changes in demographics, including increased number of retirements or changes in life expectancy assumptions, may increase the funding requirements of the obligations related to the pension and postretirement benefit plans. If CMS Energy and Consumers were unable to manage their pension and postretirement plan assets successfully, it could have a material adverse effect on their liquidity, financial condition, and results of operations.

Periodic reviews of the values of CMS Energy’s and Consumers’ assets could result in accounting charges.

CMS Energy and Consumers are required by GAAP to review periodically the carrying value of their assets, including those that may be sold. Market conditions, the operational characteristics of their assets, and other factors could result in recording impairment charges for their assets, which could have an adverse effect on their stockholders’ equity and their access to additional financing. In addition, CMS Energy and Consumers may be required to record impairment charges at the time they sell assets, depending on the sale prices they are able to secure and other factors.

CMS Energy’s and Consumers’ businesses have safety risks.

Consumers’ gas and electric delivery systems, power plants, gas infrastructure, and energy products could be involved in accidents that result in injury or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents, depending upon the nature or severity of any incident or accident, CMS Energy or Consumers could suffer financial loss, damage to their reputations, and negative repercussions from regulatory agencies or other public authorities.

CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks or related acts of war, hostile cyber intrusions, or other catastrophic events.

The impact of natural disasters, wars, terrorist acts, cyber intrusions, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have an adverse affect on their liquidity, financial condition, and results of operations. A terrorist attack on physical infrastructure, or a major natural disaster, could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies. Hostile cyber intrusions, including those targeting information systems as well as distributed electronic control systems, could severely disrupt business operations and result in loss of service to customers, as well as significant expense to repair security breaches or system damage. Terrorist attacks or acts of war could result in the disruption of power and fuel markets that could increase costs or disrupt service. Instability in the financial markets as a result of terrorism, war, natural disasters, credit crises, recessions, or other factors, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are exposed to significant reputational risks.

Consumers is actively engaged in multiple regulatory oversight processes and has a large electric and gas customer base. As a result, Consumers has a highly visible public profile in Michigan. Consumers and CMS Energy could suffer negative impacts to their reputations as a result of operational incidents, violations of corporate compliance policies, regulatory violations, or other events. This could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. It could also result in negative customer perception and increased regulatory oversight.

Energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to Consumers and CMS Energy or increased volatility of their earnings.

Consumers is exposed to changes in market prices for natural gas, coal, electricity, emission allowances, and RECs. Prices for natural gas, coal, electricity, emission allowances, and RECs may fluctuate substantially over relatively short periods of time and expose Consumers to commodity price risk. A substantial portion of Consumers’ operating expenses for its plants consists of the costs of obtaining these commodities. Consumers manages these risks using established policies and procedures, and it may use various contracts to manage these risks, including swaps, options, futures and forward contracts. No assurance can be made that these strategies will be successful in managing Consumers’ pricing risk or that they will not result in net liabilities to Consumers as a result of future volatility in these markets.

Natural gas prices in particular have been historically volatile. Consumers routinely enters into contracts to mitigate exposure to the risks of demand, market effects of weather, and changes in commodity prices associated with its gas distribution business. These contracts are executed in conjunction with the GCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with those positions. Consumers does not always hedge the entire exposure of its operations from commodity price volatility. Furthermore, the ability to hedge exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, Consumers may not be able to execute its risk management strategies, which could result in greater unhedged positions than preferred at a given time. To the extent that unhedged positions exist, fluctuating commodity prices could have a negative effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy’s and Consumers’ results of operations.

CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income, real estate, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves at CMS Energy or Consumers could have a material adverse effect on its liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to changing tax laws. Increases in local, state, or federal tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.

Consumers is exposed to risks related to general economic conditions in its service territories.

Consumers’ electric and gas utility businesses are affected by the economic conditions of the customers they serve. In Consumers’ service territories in Michigan, the economy has been affected adversely by the continued downturn and uncertainty in the automotive industry and relatively high unemployment. Michigan’s economy has also been affected negatively by the uncertainty in the financial and credit markets. If economic conditions in Michigan or the region continue to decline, Consumers may experience reduced demand for electricity or natural gas that could result in decreased earnings and cash flow. In addition, economic conditions in Consumers’ service territory affect its collections of accounts receivable and levels of lost or stolen gas, which in turn impact its liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.

CMS Energy’s and Consumers’ businesses are seasonal. Demand for electricity is greater in the summer and winter months associated with cooling and heating, and demand for natural gas peaks in the winter heating season. Accordingly, their overall results in the future may fluctuate substantially on a seasonal basis. Mild temperatures during the summer cooling season and winter heating season could have an adverse affect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers expects that the pilot decoupling mechanism adopted in the November 2009 MPSC electric rate order may mitigate partially somewhat the impacts of these seasonal factors.

Unplanned power plant outages may be costly for Consumers.

When unplanned maintenance work is required on power plants or other equipment, Consumers may be required to incur unplanned expenses and to make spot market purchases of electricity that exceed its costs of generation. If Consumers were unable to recover any of these increased costs in rates, it could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Consumers may not be able to obtain an adequate supply of coal or natural gas, which could limit its ability to operate its electric generation facilities or serve its natural gas customers.

Consumers is dependent on coal for a portion of its electric generating capacity. While Consumers has coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to Consumers. The suppliers under the agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to Consumers. In addition, suppliers under these agreements may not be required to supply coal to Consumers under certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its coal requirements under existing or future coal supply and transportation contracts, it may be required to purchase coal at higher prices, or it may be forced to purchase electricity from higher cost generating resources in the Midwest Energy Market, which would increase Consumers’ working capital requirements.

Consumers has firm interstate transportation and supply agreements in place to facilitate deliveries of natural gas to its customers. There are financial penalties associated with the firm supply agreements that provide Consumers with monetary remedies in the event of supply disruptions. There are FERC-approved operational tariffs that cover the interstate natural gas delivery obligations of the interstate pipeline service providers. There are no additional assurances that the counterparties to these firm transportation and supply agreements will fulfill their obligations to provide natural gas to Consumers. In addition, suppliers under these agreements may not be required to deliver natural gas to Consumers in certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its natural gas supply requirements under existing or future natural gas supply and transportation contracts, it could be required to purchase natural gas at higher prices from other sources or implement its natural gas curtailment program filed with the MPSC, which would increase Consumers’ working capital requirements and decrease its natural gas revenues.

Electric industry regulation could have an adverse effect on CMS Energy’s and Consumers’ businesses.

Federal and state regulation of electric utilities has changed dramatically in the last two decades and could continue to change over the next several years. These changes could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to, or affected by, extensive federal and state utility regulation. In CMS Energy’s and Consumers’ business planning and management of operations, they must address the effects of existing and proposed regulation on their businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators, and taxing authorities. Adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of these regulations, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

There are multiple proceedings pending before the FERC involving transmission rates, regional transmission organizations, and electric bulk power markets and transmission. CMS Energy and Consumers cannot predict the impact of these electric industry restructuring proceedings on their liquidity, financial condition, and results of operations.

The 2008 Energy Legislation, among other things, imposed a limit of ten percent on ROA. Proposals have been made to raise that limit, which, if enacted, could have an adverse effect on Consumers’ business. Proposals also have been made to increase the electric sales volume that will be required from renewable energy sources. Other new legislation, regulations, or interpretations could change how the businesses of CMS Energy and Consumers operate, impact the ability of Consumers to recover costs through rate increases, or require CMS Energy or Consumers to incur additional expenses.

CMS Energy and Consumers are subject to rate regulation.

CMS Energy and Consumers are subject to rate regulation. Electric and gas rates for their utilities are set by the MPSC and cannot be increased without regulatory authorization. While Consumers is permitted by the 2008 Energy Legislation to self-implement rate changes six months after a rate filing with the MPSC, subject to certain limitations, if a final rate order from the MPSC provides for lower rates than Consumers self-implemented, Consumers must refund the difference, with interest.

In addition, Consumers’ plans for making significant capital investments, including modifications to meet new environmental requirements and investment in new generation, could be affected adversely, or could have an adverse effect on Consumers, if rate regulators fail to provide timely rate relief. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of modifications to meet environmental requirements and other prudent investments. In addition, because certain costs are mandated by state requirements for cost recovery, such as resource additions to meet the state’s renewable resource standard, regulators could be more inclined to oppose rate increases for other required items and investments. Rate regulators could also face pressure to avoid or limit rate increases if Michigan’s economy fails to improve or if Consumers’ customer base diminishes. In addition to potentially affecting Consumers’ investment program, any limitation of cost recovery through rates would affect Consumers’ results of operations.

A further regulatory risk could arise from the MPSC’s recent adoption of a mechanism to decouple revenues from electricity sales, which Consumers also has requested for application to its gas business. The decoupling mechanism could create upward pressure on future rates, which could cause regulators to require Consumers to postpone revenue recovery. In its most recent general electric rate case, Consumers made use of the decoupling mechanism to limit its request for a revenue increase, which could result in deferral of revenue recovery.

The FERC authorizes certain subsidiaries of CMS Energy to sell electricity at market-based rates. Failure of CMS Energy and Consumers to obtain adequate rates or regulatory approvals in a timely manner could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

The various risks associated with the MPSC and the FERC regulation of CMS Energy’s and Consumers’ businesses could have a substantial negative effect on the companies’ investment plans and results of operations.

CMS Energy and Consumers are exposed to credit risk of those with whom they do business.

CMS Energy and Consumers are exposed to credit risk of counterparties with whom they do business. Adverse economic conditions affecting counterparties with whom CMS Energy and Consumers do business, or financial difficulties experienced by these counterparties, could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform services timely. Any delay or default in payment or performance of contractual obligations could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

In recent years, the capital and credit markets have experienced unprecedented high levels of volatility and disruption. Market disruption and volatility could have a negative impact on CMS Energy’s and Consumers’ lenders, suppliers, and other counterparties, or Consumers’ customers, causing them to fail to meet their obligations. Adverse economic conditions could also have a negative impact on the loan portfolio of CMS Energy’s banking subsidiary, EnerBank.

CMS Energy could be required to pay cash to certain security holders in connection with the optional conversion of their convertible securities.

CMS Energy has issued four series of cash-convertible securities, of which an aggregate principal amount (or par value in the case of preferred stock) of $839 million was outstanding at December 31, 2009. If the trading price of CMS Energy’s common stock exceeds specified amounts at the end of a particular fiscal quarter, then holders of one or more series of these convertible securities will have the option to convert their securities in the following fiscal quarter, with the principal amount (or par value) payable in cash by CMS Energy. Accordingly, if these trading price minimums are satisfied and security holders exercise their conversion rights, CMS Energy may be required to outlay a significant amount of cash to those security holders, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

Consumers has a significant capital investment program planned for the next five years.

Consumers’ planned investments include a new coal-fueled power generation plant, an advanced metering infrastructure program, renewable power generation, gas compression, environmental controls, and other electric and gas infrastructure to upgrade delivery systems. The success of these investments depends on or could be affected by a variety of factors including, but not limited to, effective cost and schedule management during implementation, changes in commodity and other prices, operational performance, changes in environmental, legislative and regulatory requirements and regulatory cost recovery. Consumers cannot predict the impact that any of these factors may have on the success of its capital investment program. It is possible that adverse events reflected in these factors could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1, all of which are incorporated by reference in this Item 2:

•	Business, Business Segments, Consumers Electric Utility, Electric Utility Properties;

•	Business, Business Segments, Consumers Gas Utility, Gas Utility Properties; and

•	Business, Business Segments, IPP, IPP Properties.

ITEM 3. LEGAL PROCEEDINGS

For information regarding CMS Energy’s, Consumers’ and their subsidiaries’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Contingencies and Commitments and Note 7, Utility Rate Matters.

CMS Energy, Consumers, and certain of their subsidiaries and affiliates are also parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CMS Energy

Omitted.

Consumers

Omitted.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Energy

CMS Energy’s Common Stock is traded on the New York Stock Exchange. Market prices for CMS Energy’s Common Stock and related security holder matters are contained in Item 7. MD&A and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 24, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At February 25, 2010, the number of registered holders of CMS Energy Common Stock totaled 44,599, based on the number of record holders. On January 25, 2008, the Board of Directors approved a quarterly dividend on CMS Energy Common Stock of $0.09 per share. On January 23, 2009, the Board of Directors increased the quarterly dividend on CMS Energy Common Stock to $0.125 per share. On January 29, 2010, the Board of Directors increased the quarterly dividend on CMS Energy Common Stock to $0.15 per share. Information regarding securities authorized for issuance under equity compensation plans is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.

Consumers

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market. The following table summarizes Consumers’ cash dividends on its common stock.

	In millions
	February	May	August	November

2009	$72	$58	$103	$52
2008	113	55	70	59

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.

Issuer Repurchases of Equity Securities

For the three months ended December 31, 2009, there were no repurchases of equity securities by CMS Energy. Periodically, CMS Energy repurchases certain restricted shares upon vesting under the PISP from participants in this plan, equal to CMS Energy’s minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.

Unregistered Sales of Equity Securities

On November 3, 2009, CMS Energy issued 6,634 shares of its Common Stock and paid $250,000 in cash in exchange for $250,000 aggregate principal amount of its 3.375 percent Convertible Senior Notes Due 2023, Series B, tendered for conversion on October 14, 2009, in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Sixteenth Supplemental Indenture dated as of December 16, 2004. Such shares of Common Stock were issued based on the conversion rate of 99.5288 shares per $1,000 principal amount of convertible note. The foregoing issuance, an exchange of securities with an existing securities holder, was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

CMS Energy

Selected financial information is contained in Item 8. Financial Statements and Supplementary Data, CMS Energy Corporation’s Selected Financial Information, which is incorporated by reference herein.

Consumers

Selected financial information is contained in Item 8. Financial Statements and Supplementary Data, Consumers Energy Company’s Selected Financial Information, which is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CMS Energy

Management’s discussion and analysis of financial condition and results of operations is contained in Item 8. Financial Statements and Supplementary Data, MD&A, which is incorporated by reference herein.

Consumers

Management’s discussion and analysis of financial condition and results of operations is contained in Item 8. Financial Statements and Supplementary Data, MD&A, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CMS Energy

Quantitative and qualitative disclosures about market risk are contained in Item 8. Financial Statements and Supplementary Data, MD&A, Critical Accounting Policies, “Financial and Derivative Instruments and Market Risk Information,” which is incorporated by reference herein.

Consumers

Quantitative and qualitative disclosures about market risk are contained in Item 8. Financial Statements and Supplementary Data, MD&A, Critical Accounting Policies, “Financial and Derivative Instruments and Market Risk Information,” which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2009 Consolidated Financial Statements

and

2009 Consolidated Financial Statements

Selected Financial Information	CMS Energy Corporation

		2009	2008	2007	2006	2005

Operating revenue (in millions)	($)	6,205	6,807	6,451	6,117	5,869
Income (loss) from equity method investees (in millions)	($)	(2)	5	40	89	125
Income (loss) from continuing operations (in millions)(c)(d)	($)	220	301	(120)	(244)	(590)
Income (loss) from discontinued operations (in millions)	($)	20	1	(110)	60	61
Net income (loss) available to common stockholders (in millions)(c)	($)	218	284	(234)	(96)	(99)
Average common shares outstanding (in thousands)		227,169	225,671	224,473	221,618	213,335
Net income (loss) from continuing operations per average common share
CMS Energy — Basic(c)	($)	0.87	1.25	(0.65)	(0.67)	(0.73)
- Diluted(c)	($)	0.83	1.20	(0.65)	(0.67)	(0.73)
Net income (loss) per average common share
CMS Energy — Basic(c)	($)	0.96	1.25	(1.04)	(0.43)	(0.47)
- Diluted(c)	($)	0.91	1.20	(1.04)	(0.43)	(0.47)
Cash provided by operations (in millions)	($)	848	557	23	688	599
Capital expenditures, excluding assets placed under capital lease (in millions)	($)	818	792	1,263	670	593
Total assets (in millions)(a)(c)	($)	15,256	14,901	14,180	15,324	15,974
Long-term debt, excluding current portion (in millions)(a)(c)	($)	5,861	5,837	5,355	6,160	6,728
Long-term debt-related parties, excluding current portion (in millions)	($)	34	178	178	178	178
Non-current portion of capital and finance lease obligations (in millions)	($)	197	206	225	42	308
Total preferred stock (in millions)	($)	283	287	294	305	305
Cash dividends declared per common share	($)	0.50	0.36	0.20	—	—
Market price of common stock at year-end	($)	15.66	10.11	17.38	16.70	14.51
Book value per common share at year-end	($)	11.42	10.93	9.54	10.14	10.67
Number of employees at year-end (full-time equivalents)		8,039	7,970	7,898	8,640	8,713
Electric Utility Statistics
Sales (billions of kWh)		36	37	39	38	39
Customers (in thousands)		1,796	1,814	1,799	1,797	1,789
Average sales rate per kWh	(¢)	9.81	9.48	8.65	8.46	6.73
Gas Utility Statistics
Sales and transportation deliveries (bcf)		319	338	340	309	350
Customers (in thousands)(b)		1,708	1,713	1,710	1,714	1,708
Average sales rate per mcf	($)	10.73	11.25	10.66	10.44	9.61

(a)	Until their sale in November 2006 , CMS Energy was the primary beneficiary of both the MCV Partnership and the First Midland Limited Partnership. As a result, CMS Energy consolidated their assets, liabilities and activities into its consolidated financial statements as of and for the year ended December 31, 2005. These partnerships had third-party obligations totaling $482 million at December 31, 2005. Property, plant and equipment serving as collateral for these obligations had a carrying value of $224 million at December 31, 2005.

(b)	Excludes off-system transportation customers.

(c)	Prior year data has been updated to reflect the impacts of FSP APB 14-1. For additional information, see Note 4, New Accounting Standards, “Implementation of New Accounting Standards.”

(d)	Income (loss) from continuing operations includes income (loss) attributable to noncontrolling interests of $11 million at December 31, 2009, $7 million at December 31, 2008, $(8) million at December 31, 2007, $(97) million at December 31, 2006, and $(438) million at December 31, 2005.

Selected Financial Information	Consumers Energy Company

		2009	2008	2007	2006	2005

Operating revenue (in millions)	($)	5,963	6,421	6,064	5,721	5,232
Income from equity method investees (in
millions)	($)	—	—	—	1	1
Net income (loss) (in millions)	($)	293	364	312	186	(96)
Net income (loss) available to common
stockholder (in millions)	($)	291	362	310	184	(98)
Cash provided by operations (in millions)	($)	922	873	440	474	639
Capital expenditures, excluding assets
placed under capital lease (in millions)	($)	811	789	1,258	646	572
Total assets (in millions)(a)	($)	14,622	14,246	13,401	12,845	13,178
Long-term debt, excluding current
portion (in millions)(a)	($)	4,063	3,908	3,692	4,127	4,303
Non-current portion of capital and finance
lease obligations (in millions)	($)	197	206	225	42	308
Total preferred stock (in millions)	($)	44	44	44	44	44
Number of preferred stockholders at year-end		1,531	1,584	1,641	1,728	1,823
Number of employees at year-end
(full-time equivalents)		7,755	7,697	7,614	8,026	8,114
Electric Utility Statistics
Sales (billions of kWh)		36	37	39	38	39
Customers (in thousands)		1,796	1,814	1,799	1,797	1,789
Average sales rate per kWh	(¢)	9.81	9.48	8.65	8.46	6.73
Gas Utility Statistics
Sales and transportation deliveries (bcf)		319	338	340	309	350
Customers (in thousands)(b)		1,708	1,713	1,710	1,714	1,708
Average sales rate per mcf	($)	10.73	11.25	10.66	10.44	9.61

(a)	Until their sale in November 2006, Consumers was the primary beneficiary of the MCV Partnership and the First Midland Limited Partnership. As a result, Consumers consolidated their assets, liabilities and activities into its consolidated financial statements as of and for the year ended December 31, 2005. These partnerships had third-party obligations totaling $482 million at December 31, 2005. Property, plant and equipment serving as collateral for these obligations had a carrying value of $224 million at December 31, 2005.

(b)	Excludes off-system transportation customers.

(This page intentionally left blank)

CMS Energy Corporation

Consumers Energy Company

MANAGEMENT’S DISCUSSION AND ANALYSIS

This MD&A is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic IPP. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, owns power generation facilities.

CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non-utility investments and operations. Consumers operates principally in two business segments: electric utility and gas utility.

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services, electric distribution and generation, gas transmission, storage, and distribution, and other energy-related services. Their businesses are affected primarily by:

•	regulation and regulatory matters;

•	economic conditions;

•	weather, especially during the heating season;

•	energy commodity prices;

•	interest rates; and

•	CMS Energy’s and Consumers’ securities credit ratings.

During the past several years, CMS Energy’s business strategy has emphasized improving its consolidated balance sheet and maintaining focus on its core strength, which is Consumers’ utility operations and service.

Consumers’ forecast calls for capital investments in excess of $7 billion from 2010 through 2014, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency; demand management; expanded use of renewable energy; development of new power plants; pursuit of additional PPAs to complement existing generating sources; and potential retirement of older, less efficient generating units.

Among Consumers’ largest planned capital investments is its proposed new 830 MW coal-fueled power plant. In September 2009, the MPSC staff issued a report to the MDNRE on Consumers’ needs-and-alternatives analysis for the proposed coal-fueled plant, concluding that the long-term capacity need was unjustified without the retirement of certain existing coal-fueled power plants from its fleet and that the proposed coal-fueled plant is only one alternative out of a range of alternatives that Consumers may use to fill the projected capacity need. In December 2009, the MDNRE issued an air permit for the proposed coal-fueled plant, with the condition that Consumers retire 638 MW of its existing coal-fueled generation, and potentially an additional 320 MW, depending on customer needs. The MDNRE’s condition regarding plant retirements is consistent with Consumers’ balanced energy initiative.

Consumers’ planned capital investments also include renewable energy projects. The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. In compliance with this legislation, Consumers filed a renewable energy plan with the MPSC in February 2009 outlining its plans to build or contract for additional renewable energy capacity. At the same time, Consumers filed an energy optimization plan, also called for by the 2008 Energy Legislation, under which Consumers will promote energy efficiency and provide incentives to reduce customer usage. In May 2009, the MPSC approved the energy optimization plan and, with minor exceptions, the renewable energy plan.

Another significant planned capital investment is Consumers’ advanced metering infrastructure system, which will provide enhanced controls over and information about energy usage, as well as timely notification of service interruptions. Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment.

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings with the MPSC. The MPSC issued its final order in Consumers’ 2008 electric rate case, authorizing Consumers to increase its rates by $134 million annually. The order also requires Consumers to refund the remaining $73 million of proceeds from the April 2007 sale of Palisades. The order adopts a “pilot” decoupling mechanism that went into effect December 1, 2009, and which, subject to certain conditions, will allow rates to be adjusted to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The order also adopts an uncollectible expense tracking mechanism, effective January 1, 2009. Additionally, in November 2009, Consumers self-implemented a gas rate increase in the annual amount of $89 million, subject to refund with interest. Consumers expects to receive a final MPSC rate order in its gas rate case in May 2010. Further, in January 2010, Consumers filed an application with the MPSC seeking an annual increase in electric revenue of $178 million based on an 11 percent authorized return on equity.

In an order issued in February 2010, the MPSC concluded that Big Rock decommissioning surcharges collected during a statutory rate freeze from 2001 through 2003 should have been deposited in a decommissioning trust fund. Consumers had filed an application with the MPSC in 2008 for recovery of a $44 million Big Rock decommissioning shortfall from customers. In its February order, the MPSC agreed that Consumers was entitled to the $44 million decommissioning shortfall, but concluded that Consumers had collected this amount previously through the decommissioning surcharge in effect during the rate freeze. To reflect the impacts of this MPSC rate order, Consumers has recognized an $86 million regulatory liability on its Consolidated Balance Sheets at December 31, 2009, and a charge to income of $130 million.

Another significant area of regulation for CMS Energy and Consumers is environmental regulation. There is uncertainty associated with federal legislative and regulatory proposals related to the regulation of carbon dioxide emissions, particularly associated with fossil-fueled generation. Federal legislation is being considered to establish a cap and trade system, or alternatively, to tax carbon dioxide emissions. In addition, in December 2009, the EPA issued an endangerment finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. The EPA is considering regulating coal combustion products, such as coal ash, as hazardous wastes under the Resource Conservation and Recovery Act. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.

In the future, CMS Energy will focus its strategy on:

•	investing in Consumers’ utility system;

•	growing earnings and operating cash flow while controlling operating and fuel costs; and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.

In executing this strategy, CMS Energy and Consumers will need to overcome a Michigan economy that has been impacted adversely by the continued downturn and uncertainty in Michigan’s automotive industry marked by the bankruptcies of GM and Chrysler as well as high unemployment rates. The financial market crisis, the effects of which became evident in a global economic downturn during the fourth quarter of 2008, continues to result in a negative economic outlook. A range of possible outcomes exists due to the uncertain financial market environment and ongoing government policy responses. Consumers expects that the “pilot” decoupling mechanism and the uncollectible expense tracking mechanism adopted in the November 2009 MPSC electric rate order will mitigate partially the impacts of these economic conditions on the electric utility. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they will continue to monitor developments in the financial and credit markets and government policy responses to those developments for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS

CMS Energy’s Consolidated Results of Operations

Years Ended December 31	2009	2008	2007
	In Millions (except for Per Share Amounts)

Net Income (Loss) Available to Common Stockholders	$218	$284	$(234)
Basic Earnings (Loss) Per Share	$0.96	$1.25	$(1.04)
Diluted Earnings (Loss) Per Share	$0.91	$1.20	$(1.04)

Years Ended December 31	2009	2008	Change	2008	2007	Change
	In Millions

Electric Utility	$194	$271	$(77)	$271	$196	$75
Gas Utility	96	89	7	89	87	2
Enterprises	(7)	13	(20)	13	(412)	425
Corporate Interest and Other	(85)	(90)	5	(90)	(16)	(74)
Discontinued Operations	20	1	19	1	(89)	90

Net Income (Loss) Available to Common Stockholders	$218	$284	$(66)	$284	$(234)	$518

In 2009, net income available to common stockholders was $218 million, compared with $284 million for 2008. Combined net income available to common stockholders for Consumers’ electric and gas utility segments decreased as the Big Rock decommissioning refund, decreased deliveries, and increased operating expenses more than offset the positive impact of rate orders and a favorable sales mix. Further decreasing net income available to common stockholders was an increase in projected Bay Harbor remediation costs. These decreases were offset partially by the expiration of an indemnity obligation related to discontinued operations.

Specific after-tax changes to net income available to common stockholders for 2009 versus 2008 are:

		2009 Over/(Under) 2008
		(In Millions)

•	increase in electric and gas revenues at Consumers due primarily to rate orders	$139
•	increase from discontinued operations due primarily to a benefit from the expiration of an indemnity obligation, offset partially by operating losses from assets held for sale	19
•	absence of an impairment charge on SERP investments recorded in 2008	15
•	change in corporate interest and other due primarily to impacts from early retirement of debt	10
•	decrease in other net expenses at enterprises due primarily to reduced maintenance expense	5
•	decrease at Consumers’ electric utility due to the Big Rock nuclear decommissioning refund	(79)
•	decrease in electric and gas revenues due to unfavorable weather	(34)
•	increase in other net expenses at Consumers related primarily to higher interest and higher forestry and tree-trimming costs	(31)
•	increase in projected Bay Harbor remediation costs	(22)
•	increase in plant maintenance expense at Consumers	(20)
•	increase in pension and OPEB expenses at Consumers	(19)
•	decrease in electric and gas revenues at Consumers due to unfavorable economic conditions, offset partially by a favorable sales mix	(14)
•	absence of gains from the sale of sulfur dioxide credits recognized at Consumers in 2008	(12)
•	other net decrease at enterprises and corporate and other due primarily to lower gains on asset sales and the absence of benefits related to the reduction of certain tax valuation allowances	(12)
•	absence of RCP savings recorded in 2008 at Consumers related to the MCV PPA	(11)

Total change		$(66)

In 2008, net income available to common stockholders was $284 million, compared with a net loss available to common stockholders of $234 million for 2007. Combined net income available to common stockholders from Consumers’ electric and gas utility segments increased reflecting the positive impact of rate orders and the elimination of certain costs associated with the MCV PPA, offset partially by lower electric deliveries and increased depreciation expense. Further increasing net income available to common stockholders were the absence of activities associated with assets sold in 2007, the absence of costs associated with the termination of contracts in 2007, and a reduction in corporate interest expense.

Specific after-tax changes to net income (loss) available to common stockholders for 2008 versus 2007 are:

		2008 Over/(Under) 2007
		(In Millions)

•	absence of costs incurred by CMS ERM due to the termination of certain electricity sales agreements and the rescission of a contract with Quicksilver	$217
•	absence of impairment charges related to international businesses sold in 2007	133
•	increase in electric and gas revenues at Consumers due primarily to favorable rate orders	129
•	absence of a net loss on the disposal of discontinued operations in 2007	90
•	other net increase at enterprises and corporate and other due primarily to reduced interest and operating and maintenance expense, and the absence of early debt retirement premiums paid in 2007	38
•	elimination of certain costs at Consumers from the MCV PPA	29
•	absence of an increase in the provision for environmental remediation costs at Bay Harbor	29
•	absence of a 2007 net tax benefit, associated with the sale of assets, recorded at enterprises and corporate and other	(53)
•	decreased electric deliveries at Consumers	(51)
•	decrease due to a charge that recognized an other-than-temporary decline in the fair value of SERP investments in 2008 which replaced a gain on the sale of SERP assets in 2007	(30)
•	other combined net decrease at Consumers due primarily to higher depreciation expense offset by a reduction in nuclear operating and maintenance costs	(13)

Total change		$518

Consumers’ Electric Utility Results of Operations

Years Ended December 31	2009	2008	Change	2008	2007	Change
	In Millions

Net Income Available to Common Stockholders	$194	$271	$(77)	$271	$196	$75

Reasons for the change:
Electric deliveries and rate increase			$(6)			$90
Power supply costs and related revenue			(1)			18
Other income, net of expenses			14			(46)
Maintenance and other operating expenses			(77)			78
Depreciation and amortization			(2)			(38)
General taxes			(10)			15
Interest charges			(42)			11
Income taxes			47			(53)

Total change			$(77)			$75

Electric deliveries and rate increase: For 2009, electric delivery revenues decreased $6 million compared with 2008. The largest component of this decrease was a $99 million reduction in revenue due to the order received from the MPSC to refund revenue collected for Big Rock decommissioning. For more details regarding the Big Rock decommissioning order, see Note 7, Utility Rate Matters. This decrease was offset by a combined $153 million of additional revenues resulting primarily from the June 2008 rate order and from the November 2009 rate order for which a rate increase was self-implemented in May 2009. Also included in the $153 million of additional revenues were other rate-related items, including the elimination of a regulatory reserve. These items were offset partially by a decrease in revenues resulting from a new rate design structure that provides lower winter and higher summer rates to encourage conservation.

These rate-related variances, together with a $30 million increase in revenues from a favorable sales mix, were offset partially by $87 million in lower deliveries. Deliveries to end-use customers were 35.8 billion kWh, a decrease of 1.7 billion kWh or 4.5 percent compared with 2008, reflecting unfavorable economic conditions in Michigan.

Additionally, surcharge revenues and related reserves decreased $3 million in 2009, reflecting the absence of $12 million of retirement benefits expense recovered in revenue in 2008. Also contributing to the decrease in surcharge revenues were $10 million associated with the expiration of the surcharge for the electric restructuring implementation plan and a $7 million reduction in surcharge revenue related to the Customer Choice Act. These variances were offset partially by a $26 million increase in surcharge revenues resulting from the implementation of the energy optimization program in June 2009.

For 2008, electric delivery revenues increased $90 million compared with 2007 due to additional revenue of $168 million from the inclusion of Zeeland in rates and from the June 2008 rate order. This increase was offset partially by $59 million in lower deliveries, a $20 million decrease due to an unfavorable sales mix, and a $14 million decrease in non-commodity revenue due primarily to the absence, in 2008, of METC transmission services revenue. The METC transmission service agreement expired in April 2007. Deliveries to end-use customers were 37.5 billion kWh, a decrease of 1.3 billion kWh or 3.4 percent compared with 2007. Additionally, surcharge revenue increased $15 million due primarily to the April 2008 rate order allowing recovery of retirement benefits expense.

Power supply costs and related revenue: For 2009, PSCR revenue decreased $1 million compared with 2008, due to a decrease in wholesale fuel recovery revenue.

For 2008, PSCR revenue increased $18 million compared with 2007. The increase primarily reflects the absence of a 2007 reduction to revenue made in response to the MPSC’s position that PSCR discounts given to Consumers’ transitional primary rate customers could not be recovered under the PSCR mechanism.

Other income, net of expenses: For 2009, other income increased $14 million compared with 2008. The increase was due to the absence, in 2009, of an $11 million impairment charge that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments, and $9 million in gains from land sales in 2009. These increases were offset partially by a decrease in interest income and related items of $6 million, primarily reflecting lower levels of short-term cash investments and a reduction of interest recorded on certain regulatory assets.

For 2008, other income decreased $46 million compared with 2007. The decrease was due to reduced interest income of $22 million, primarily reflecting lower levels of short-term cash investments, and an $11 million impairment charge in 2008 that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments. Also contributing to the decrease was the absence, in 2008, of a $7 million gain recognized on Consumers’ SERP investments in 2007 and $6 million in related items reported in other income.

Maintenance and other operating expenses: For 2009, maintenance and other operating expenses increased $77 million compared with 2008. The increase was due to cost increases for plant maintenance of $24 million, $23 million associated with the implementation of the energy optimization program in 2009, an $18 million increase in expenses for forestry and tree-trimming services, and the absence of an $18 million benefit from the sale of sulfur dioxide credits recognized in 2008. Also contributing to the increase was the absence of $17 million of RCP savings recorded in 2008 related to the MCV PPA. Additionally, pension and OPEB expenses increased $7 million, as a $19 million expense increase due to the unfavorable market performance of retirement benefit plan assets more than offset the absence of $12 million of expense associated with retirement benefits recovered in revenue in 2008. These increases were offset partially by a $24 million decrease in storm restoration, outside services, and other net expenses and a $6 million decrease in uncollectible accounts expense, which reflects the benefits of the tracking mechanism authorized in the November 2009 rate order.

For 2008, maintenance and other operating expenses decreased $78 million compared with 2007. The decrease was due to the absence, in 2008, of $44 million of costs that were no longer incurred under the MCV PPA and $35 million of operating expenses associated with Palisades, which was sold in April 2007. Also contributing to the decrease were an $18 million benefit from the sale of sulfur dioxide credits in 2008 and a reduction in other net expenses of $1 million. These decreases were offset partially by $12 million of higher retirement benefits expense resulting from the April 2008 MPSC order allowing recovery of certain costs through a surcharge and $8 million of higher uncollectible accounts expense.

Depreciation and amortization: For 2009, depreciation and amortization expense increased $2 million compared with 2008. The increase was due to higher depreciation expense of $11 million from an increase in plant in service, offset partially due to lower amortization expense of $9 million on certain regulatory assets.

For 2008, depreciation and amortization expense increased $38 million compared with 2007. The increase was due to higher depreciation expense of $27 million from an increase in plant in service. Also contributing to the increase were $8 million due to higher amortization expense on certain regulatory assets and a $3 million increase in other related expenses.

General taxes: For 2009, general taxes increased $10 million compared with 2008. The increase was due to increased property taxes, reflecting higher capital spending, offset partially by a reduction in sales and use tax.

For 2008, general taxes decreased $15 million compared with 2007. The decrease was due to the absence, in 2008, of $23 million of Michigan Single Business Tax, which was replaced with the MBT effective January 1, 2008. The MBT is recorded within income taxes. The decrease was offset partially by $8 million of higher property tax expense, reflecting primarily higher capital spending.

Interest charges: For 2009, interest charges increased $42 million compared with 2008. The increase resulted from higher expenses of $31 million due to the order received from the MPSC to refund revenue collected for Big Rock decommissioning, with interest. For more details regarding the Big Rock decommissioning order, see Note 7, Utility Rate Matters. Also contributing to the increase was $16 million associated with the issuance of debt in 2009, offset partially by a $5 million reduction in other interest expenses, including $4 million associated with the elimination of a reserve related to a transmission tariff.

For 2008, interest charges decreased $11 million compared with 2007, due to lower interest expense of $9 million associated with amounts to be refunded to customers as a result of the sale of Palisades. The MPSC order approving the Palisades PPA with Entergy directed Consumers to record interest on the unrefunded balances. Also contributing to the decrease was the absence, in 2008, of interest charges related to an IRS settlement of $4 million, offset partially by $2 million due to lower average debt levels in 2008.

Income taxes: For 2009, income taxes decreased $47 million compared with 2008, reflecting $45 million associated with lower utility earnings in 2009. Also contributing to the decrease were a $7 million reduction in expenses related to research tax credits and a $2 million decrease related to the tax treatment of property, plant and equipment, as required by MPSC orders. These decreases were offset partially by a $7 million increase in the MBT.

For 2008, income taxes increased $53 million compared with 2007. The increase reflects $47 million associated with higher utility earnings and $6 million due to the inclusion of the MBT.

Consumers’ Gas Utility Results of Operations

Years Ended December 31	2009	2008	Change	2008	2007	Change
	In Millions

Net Income Available to Common Stockholders	$96	$89	$7	$89	$87	$2

Reasons for the change:
Gas deliveries and rate increase			$29			$44
Other income, net of expenses			13			(28)
Maintenance and other operating expenses			(32)			(24)
Depreciation and amortization			18			(8)
General taxes			(4)			7
Interest charges			(5)			9
Income taxes			(12)			2

Total change			$7			$2

Gas deliveries and rate increase: For 2009, gas delivery revenue increased $29 million compared with 2008. The increase resulted from a combined $32 million of additional revenue from the December 2008 gas rate order and the November 2009 self-implemented rate increase. Also contributing to the increase was $12 million from a favorable sales mix. Additionally, surcharge revenues increased $16 million due to the implementation of the energy optimization program in June 2009. These increases were offset partially by lower deliveries of $31 million. Gas deliveries, including miscellaneous transportation to end-use customers, were 284.3 bcf, a decrease of 19.4 bcf or 6.4 percent compared with 2008.

For 2008, gas delivery revenue increased $44 million compared with 2007. The increase was due to additional revenue of $33 million from the August 2007 and December 2008 gas rate orders. Also contributing to the increase were higher deliveries of $6 million and a favorable sales mix of $5 million. Gas deliveries, including miscellaneous transportation to end-use customers, were 303.7 bcf, an increase of 4.1 bcf or 1.4 percent compared with 2007.

Other income, net of expenses: For 2009, other income increased $13 million compared with 2008. The increase was due to the absence, in 2009, of a $5 million impairment charge that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments, and increased interest income of $8 million in 2009 relating to Consumers’ gas segment’s secured borrowing agreements.

For 2008, other income decreased $28 million compared with 2007. The decrease was due to lower interest income of $16 million, reflecting lower short-term investments, and decreased interest income from Consumers’ gas segment’s secured borrowing agreements. Also contributing to the decrease were a $5 million impairment charge in 2008 that recognized an other-than-temporary decline in the fair value of Consumers’ SERP investments, a decrease due to the absence, in 2008, of a $3 million gain recognized on Consumers’ SERP investments in 2007, and a $4 million decrease in other income related items.

Maintenance and other operating expenses: For 2009, maintenance and other operating expenses increased $32 million compared with 2008. The increase was due to additional expenses of $14 million related to the implementation of the energy optimization program in 2009. Also contributing to the increase were higher OPEB expense of $12 million, reflecting unfavorable market performance of Consumers’ retirement benefit plan assets, and higher uncollectible accounts expense of $6 million.

For 2008, maintenance and other operating expenses increased $24 million compared with 2007. The increase was due to higher operating expenses across Consumers’ storage, transmission, and distribution systems of $15 million, and higher uncollectible accounts expense of $9 million.

Depreciation and amortization: For 2009, depreciation and amortization expense decreased $18 million compared with 2008, due primarily to the December 2008 gas rate order, which reduced depreciation expense and delayed collection of an equal amount of depreciation in rates.

For 2008, depreciation and amortization expense increased $8 million compared with 2007 due primarily to higher depreciation expense associated with an increase in plant in service.

General taxes: For 2009, general taxes increased $4 million compared with 2008, due to increased property taxes, reflecting higher capital spending, offset partially by a reduction in sales and use tax.

For 2008, general taxes decreased $7 million compared with 2007. The decrease was due primarily to the absence, in 2008, of the Michigan Single Business Tax, which was replaced by the MBT effective January 1, 2008. The MBT is recorded within income taxes.

Interest charges: For 2009, interest charges increased $5 million compared with 2008, due primarily to the issuance of debt in 2009.

For 2008, interest charges decreased $9 million compared with 2007 due primarily to lower average debt levels and a lower average interest rate in 2008.

Income taxes: For 2009, income taxes increased $12 million compared with 2008. The increase reflects $8 million associated with higher utility earnings in 2009 and a $4 million increase in the MBT.

For 2008, income taxes decreased $2 million compared with 2007. The decrease reflects $3 million related to the tax treatment of items related to property, plant, and equipment, as required by the MPSC orders. This decrease was offset partially by a $1 million increase due to the inclusion of the MBT.

Enterprises Results of Operations

Years Ended December 31	2009	2008	Change	2008	2007	Change
	In Millions

Net Income (Loss) Available to Common Stockholders	$(7)	$13	$(20)	$13	$(412)	$425

For 2009, enterprises recorded a net loss available to common stockholders of $7 million compared with net income available to common stockholders of $13 million in 2008. The change reflects an after-tax expense of $22 million resulting from an increase in projected future environmental remediation costs associated with Bay Harbor and $3 million of lower earnings due to depressed power demand and prices. These variances were offset partially by a $5 million increase to net income due primarily to lower operating and maintenance expense and the absence, in 2009, of a 2008 impairment charge that recognized an other-than-temporary decline in the fair value of enterprises’ SERP investments.

For 2008, enterprises recorded net income available to common stockholders of $13 million compared with a net loss available to common stockholders of $412 million in 2007. The change reflects the absence of $217 million of costs incurred for the termination of certain electricity sales agreements and the rescission of a contract with Quicksilver recorded in 2007, and $33 million in cost savings in 2008 resulting from the absence of certain sales and supply contracts, offset partially by an $8 million net decrease in mark-to-market activity, all at CMS ERM. Activities associated with the sale of international assets in 2007 further increased net income available to common stockholders in 2008 by $164 million, due to the absence of $122 million in net impairment charges and $46 million of tax expense on deferred earnings recognized in 2007. In addition, the absence, in 2008, of a $29 million after-tax expense resulting from an increase in projected future environmental remediation costs associated with Bay Harbor in 2007 was offset partially by a $9 million change associated with SERP investment activity, as a $4 million impairment charge that recognized an other-than-temporary decline in the fair value of enterprises’ SERP investments was recognized in 2008, compared with a $5 million gain on SERP investments in 2007.

Corporate Interest and Other Results of Operations

Years Ended December 31	2009	2008	Change	2008	2007	Change
	In Millions

Net Income (Loss) Available to Common Stockholders	$(85)	$(90)	$5	$(90)	$(16)	$(74)

For 2009, corporate interest and other net expenses decreased $5 million due to a gain recognized on the early retirement of CMS Energy’s long-term debt to related parties and lower fixed charges due to lower average debt levels. These items were offset partially by premiums paid on the early retirement of CMS Energy senior notes, the absence of benefits recorded in 2008 related to the reduction of certain tax valuation allowances, and an increase in tax expense due to legislation related to the MBT.

For 2008, corporate interest and other net expenses increased $74 million, reflecting the absence of tax benefits related to the sale of CMS Energy’s international operations recognized in 2007 and reduced interest income in 2008. These items were offset partially by the absence, in 2008, of the reduction in fair value of notes receivable from GasAtacama and premiums paid on the early retirement of CMS Energy debt in 2007, as well as reduced interest expense due to lower debt levels in 2008.

Discontinued Operations

For 2009, net income available to common stockholders from discontinued operations was $20 million, reflecting the expiration of a $28 million indemnity obligation related to a 2007 asset sale, offset partially by a loss of $8 million resulting primarily from the reclassification of an enterprises IPP located in Connecticut as held for sale.

For 2008, net income from discontinued operations was $1 million, reflecting the reclassification of an enterprises IPP located in Connecticut as held for sale. The $89 million net loss available to common stockholders from discontinued operations in 2007 represents the net loss on the disposal of international businesses sold in 2007.

CAPITAL RESOURCES AND LIQUIDITY

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. Recent major financing transactions and commitments are as follows:

•	In February 2009, Consumers retired $200 million of FMBs at maturity;

•	In March 2009, Consumers issued $500 million in FMBs;

•	In June 2009, CMS Energy issued $173 million in convertible senior notes and $300 million in senior notes, and early retired $144 million of its $178 million of long-term debt to related parties;

•	In July 2009, CMS Energy repurchased and early retired $233 million principal amount of the senior notes due 2010 and $87 million principal amount of the senior notes due 2011;

•	In August 2009, Consumers retired $150 million of FMBs at maturity;

•	In December 2009, CMS Energy’s $239 million preferred stock and $139 million 3.375 percent senior notes became convertible at the holders’ option for the first quarter of 2010; and

•	In January 2010, CMS Energy issued $300 million of 6.25 percent senior notes due 2020.

Despite present market volatility, CMS Energy and Consumers expect to continue to have access to the financial and capital markets. Recent and upcoming credit renewals and maturities are as follows:

•	Consumers renewed its accounts receivable sales program in February 2010 through February 2011;

•	Consumers renewed its $150 million 364-day revolving credit facility in August 2009;

•	Consumers renewed its letter of credit facility in the amount of $30 million in September 2009;

•	Consumers’ $500 million revolving credit facility is planned for renewal in 2012;

•	Consumers’ FMBs maturities are $250 million in 2010 and $300 million in 2012;

•	Consumers’ tax-exempt pollution control revenue bond maturities are $58 million in 2010;

•	CMS Energy’s senior notes maturities are $67 million in 2010, $214 million in 2011, and $150 million in 2012; and

•	CMS Energy’s $550 million revolving credit facility is planned for renewal in 2012.

CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with access to sources of liquidity, will be sufficient to meet cash requirements. If access to the capital markets were to become diminished or otherwise restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. For additional details, see Note 4, New Accounting Standards and Note 8, Financings and Capitalization.

Cash Position, Investing, and Financing

At December 31, 2009, CMS Energy had $122 million of consolidated cash and cash equivalents, which included $32 million of restricted cash and cash equivalents and $8 million of cash and cash equivalents held by consolidated VIEs. At December 31, 2009, Consumers had $61 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents.

CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $285 million in common stock dividends and CMS Enterprises paid $55 million in common stock dividends to CMS Energy for the year ended December 31, 2009. For details on dividend restrictions, see Note 8, Financings and Capitalization.

Operating Activities: Specific components of net cash provided by operating activities for the years ended December 31, 2009 and 2008 were:

Years Ended December 31	2009	2008	Change
	In Millions

CMS Energy, including Consumers
• Net income	$240	$302	$(62)
• Non-cash transactions(a)	865	907	(42)

	$1,105	$1,209	$(104)
• Sale of gas purchased in prior year	845	915	(70)
• Purchase of gas in current year	(718)	(963)	245
• Electric sales contract termination payment	—	(275)	275
• Accounts receivable sales, net	(120)	170	(290)
• Postretirement benefits contribution	(262)	(51)	(211)
• Change in other core working capital(b)	(62)	(278)	216
• Other changes in assets and liabilities, net	60	(170)	230

Net cash provided by operating activities	$848	$557	$291

Consumers
• Net income	$293	$364	$(71)
• Non-cash transactions(a)	841	956	(115)

	$1,134	$1,320	$(186)
• Sale of gas purchased in prior year	845	915	(70)
• Purchase of gas in current year	(718)	(963)	245
• Accounts receivable sales, net	(120)	170	(290)
• Postretirement benefits contribution	(254)	(50)	(204)
• Change in other core working capital(b)	(58)	(289)	231
• Other changes in assets and liabilities, net	93	(230)	323

Net cash provided by operating activities	$922	$873	$49

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.

For the year ended December 31, 2009, net cash provided by operating activities at CMS Energy increased $291 million compared with 2008. This increase was due primarily to the absence in 2009 of a payment made by CMS ERM in 2008 to terminate electricity sales agreements and the changes affecting Consumers’ cash provided by operating activities described in the following paragraph.

For the year ended December 31, 2009, net cash provided by operating activities at Consumers increased $49 million compared with 2008. This increase was due primarily to the impact of lower gas prices on inventory purchased in 2009, increased billings due to recent regulatory actions, the absence, in 2009, of refunds to customers of excess Palisades decommissioning funds, and other timing differences. These changes were offset partially by the pension contribution of $199 million and lower sales of accounts receivable in 2009.

Specific components of net cash provided by operating activities for the years ended December 31, 2008 and 2007 were:

Years Ended December 31	2008	2007	Change
	In Millions

CMS Energy, including Consumers
• Net income (loss)	$302	$(230)	$532
• Non-cash transactions(a)	907	1,078	(171)

	$1,209	$848	$361
• Sale of gas purchased in prior year	915	823	92
• Purchase of gas in current year	(963)	(818)	(145)
• Electric sales contract termination payment	(275)	—	(275)
• Accounts receivable sales	170	—	170
• Postretirement benefits contribution	(51)	(184)	133
• Change in other core working capital(b)	(278)	(511)	233
• Shareholder class action settlement payment	—	(125)	125
• Other changes in assets and liabilities, net	(170)	(10)	(160)

Net cash provided by operating activities	$557	$23	$534

Consumers
• Net income	$364	$312	$52
• Non-cash transactions(a)	956	747	209

	$1,320	$1,059	$261
• Sale of gas purchased in prior year	915	823	92
• Purchase of gas in current year	(963)	(818)	(145)
• Accounts receivable sales	170	—	170
• Postretirement benefits contribution	(50)	(173)	123
• Change in other core working capital(b)	(289)	(475)	186
• Other changes in assets and liabilities, net	(230)	24	(254)

Net cash provided by operating activities	$873	$440	$433

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, electric contract sales termination, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.

For the year ended December 31, 2008, net cash provided by operating activities at CMS Energy increased $534 million compared with 2007. This increase was due primarily to increased earnings and the absence of CMS Energy’s payment to settle a shareholder class action lawsuit, offset partially by a payment made by CMS ERM, in 2008, to terminate electric sales contracts, and the changes affecting Consumers’ cash provided by operating activities described in the following paragraph.

For the year ended December 31, 2008, net cash provided by operating activities at Consumers increased $433 million compared with 2007. This increase was due primarily to the sale of accounts receivable in 2008 and lower postretirement benefit contributions, offset partially by refunds to customers of excess Palisades decommissioning funds.

Investing Activities: Specific components of cash used in investing activities for the years ended December 31, 2009 and 2008 were:

Years Ended December 31	2009	2008	Change
	In Millions

CMS Energy, including Consumers
• Capital expenditures	$(818)	$(792)	$(26)
• Increase in non-current notes receivable	(83)	(19)	(64)
• Proceeds from the sale of assets	7	3	4
• Costs to retire property and other	(41)	(31)	(10)

Net cash used in investing activities	$(935)	$(839)	$(96)

Consumers
• Capital expenditures	$(811)	$(789)	$(22)
• Proceeds from sale of assets	7	—	7
• Costs to retire property and other	(46)	(34)	(12)

Net cash used in investing activities	$(850)	$(823)	$(27)

For the year ended December 31, 2009, net cash used in investing activities at CMS Energy increased $96 million compared with 2008. For the year ended December 31, 2009, net cash used in investing activities at Consumers increased $27 million compared with 2008. These increases at CMS Energy were due primarily to increases in lending to EnerBank customers and in capital expenditures.

Specific components of net cash provided by (used in) investing activities for the years ended December 31, 2008 and 2007 were:

Years Ended December 31	2008	2007	Change
	In Millions

CMS Energy, including Consumers
• Capital expenditures	$(792)	$(1,263)	$471
• Proceeds from nuclear decommissioning funds, net	—	332	(332)
• Proceeds from the sale of assets	3	1,717	(1,714)
• Cash relinquished from the sale of assets	—	(113)	113
• Increase in non-current notes receivable	(19)	(32)	13
• Costs to retire property and other	(31)	21	(52)

Net cash provided by (used in) investing activities	$(839)	$662	$(1,501)

Consumers
• Capital expenditures	$(789)	$(1,258)	$469
• Proceeds from nuclear decommissioning funds, net	—	332	(332)
• Proceeds from sale of assets	—	337	(337)
• Costs to retire property and other	(34)	6	(40)

Net cash used in investing activities	$(823)	$(583)	$(240)

For the year ended December 31, 2008, net cash used in investing activities at CMS Energy increased $1.5 billion compared with 2007. For the year ended December 31, 2008, net cash used in investing activities at Consumers increased $240 million compared with 2007. These increases were due primarily to the absence, in 2008, of proceeds from asset sales and Consumers’ nuclear decommissioning funds. These increases were partially offset by a decrease in capital expenditures resulting from the absence, in 2008, of the Zeeland purchase.

Financing Activities: Specific components of net cash provided by (used in) financing activities for the years ended December 31, 2009 and 2008 were:

Years Ended December 31	2009	2008	Change
	In Millions

CMS Energy, including Consumers
• Issuance of FMBs, convertible senior notes,
senior notes, and other debt	$1,129	$796	$333
• Borrowings on revolving credit facility	245	600	(355)
• Retirement of debt and other debt
maturity payments	(946)	(570)	(376)
• Payments on revolving credit facility	(325)	(560)	235
• Payments of common and preferred stock dividends	(125)	(93)	(32)
• Other financing activities	(13)	(26)	13

Net cash provided by (used in) financing activities	$(35)	$147	$(182)

Consumers
• Issuance of FMBs	$500	$600	$(100)
• Retirement of debt and other debt
maturity payments	(387)	(444)	57
• Payments of common and preferred stock dividends	(287)	(299)	12
• Stockholder’s contribution from CMS Energy	100	—	100
• Other financing activities	(28)	(33)	5

Net cash used in financing activities	$(102)	$(176)	$74

For the year ended December 31, 2009, net cash used in financing activities at CMS Energy increased by $182 million compared with 2008. The increase in net cash used in financing activities was due primarily to an increase in net debt retirements.

For the year ended December 31, 2009, net cash used in financing activities at Consumers decreased $74 million compared with 2008. This decrease was due primarily to a stockholder’s contribution from CMS Energy, offset partially by a decrease in net proceeds from borrowings.

Years Ended December 31	2008	2007	Change
	In Millions

CMS Energy, including Consumers
• Issuance of FMBs, convertible senior notes,
senior notes and other debt	$796	$515	$281
• Borrowings on revolving credit facility	600	—	600
• Retirement of debt and other debt
maturity payments	(570)	(1,095)	525
• Payments on revolving credit facility	(560)	—	(560)
• Payments of common and preferred stock dividends	(93)	(56)	(37)
• Other financing activities	(26)	(54)	28

Net cash provided by (used in) financing activities	$147	$(690)	$837

Consumers
• Issuance of FMBs	$600	$—	$600
• Retirement of debt and other debt
maturity payments	(444)	(34)	(410)
• Payments of common and preferred stock dividends	(299)	(252)	(47)
• Stockholder’s contribution from CMS Energy	—	650	(650)
• Other financing activities	(33)	(63)	30

Net cash provided by (used in) financing activities	$(176)	$301	$(477)

For the year ended December 31, 2008, net cash provided by financing activities at CMS Energy increased $837 million compared with 2007. This increase was due primarily to an increase in proceeds from long-term debt issuances combined with a decrease in long-term debt retirements.

For the year ended December 31, 2008, net cash used in financing activities at Consumers increased $477 million compared with 2007. This increase was due primarily to the absence of contributions from CMS Energy in 2008, offset partially by an increase in net proceeds from long-term debt issuances.

For additional details on long-term debt activity, see Note 8, Financings and Capitalization.

Restrictive Covenants: CMS Energy’s senior notes indenture requires it to maintain a minimum interest coverage ratio, as defined. CMS Energy’s $550 million revolving credit agreement requires it to maintain a maximum debt to EBITDA ratio, as defined, and a minimum interest coverage ratio, as defined. Consumers’ credit agreements require it to maintain a maximum debt to capital ratio, as defined. At December 31, 2009, no events of default had occurred with respect to any debt covenants, and CMS Energy and Consumers were each in compliance with these requirements as detailed in the following table:

		(1) Minimum	Result at
		(2)Maximum	December 31,
Credit agreement or facility	Ratio	Requirement	2009

CMS Energy’s senior notes indenture	Interest Coverage	(1)1.7 to 1.0	3.10 to 1.0
CMS Energy’s revolving credit agreement	Debt to EBITDA	(2)7.0 to 1.0	5.43 to 1.0
CMS Energy’s revolving credit agreement	Interest Coverage	(1)1.2 to 1.0	3.05 to 1.0
Consumers’ credit agreements	Debt to Capital	(2)0.7 to 1.0	0.52 to 1.0

Credit Ratings: CMS Energy’s and Consumers’ access to capital markets and costs of financing are influenced by the ratings of their securities. The following table displays CMS Energy’s and Consumers’ securities ratings as of January 31, 2010. The ratings outlook from S&P, Moody’s, and Fitch on all securities is stable.

Issuer	Securities	S&P	Moody’s	Fitch

CMS Energy	Senior unsecured debt	BB+	Ba1	BB+
CMS Energy	Secured bank credit facilities	−	Baa3	BBB-
CMS Energy	Trust preferred securities	BB	Ba2	BB-
(Long-term debt - related parties)
CMS Energy	Preferred stock	BB	Ba2	BB-
Consumers	Senior secured debt (FMBs)	BBB	A3	BBB+
Consumers	Senior unsecured debt	BBB-	Baa2	BBB
Consumers	Preferred stock	BB	Baa3	BB+
Consumers	Securitization bonds	AAA	Aaa	AAA
Consumers	Tax exempt bonds	BBB	A3	−
Consumers	Tax exempt bonds, letter of credit backed	AA	Aa2	AA

For additional details on long-term debt activity, see Note 8, Financings and Capitalization.

Obligations And Commitments

Contractual Obligations: The following table summarizes CMS Energy’s and Consumers’ contractual cash obligations for each of the periods presented. The table shows the timing of the obligations and their expected effect on CMS Energy’s and Consumers’ liquidity and cash flow in future periods. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ Consolidated Balance Sheets, other than the current portion of long-term debt and capital and finance leases.

	Payments Due
		Less Than	One to	Three to	More Than
Contractual Obligations at December 31, 2009	Total	One Year	Three Years	Five Years	Five Years
	In Millions

CMS Energy, including Consumers
Long-term debt(a)	$6,609	$533	$840	$845	$4,391
Interest payments on long-term debt(b)	2,873	346	618	519	1,390
Capital and finance leases(c)	219	22	49	40	108
Interest payments on capital and finance leases(d)	128	17	28	23	60
Operating leases(e)	250	28	56	47	119
Purchase obligations(f)	14,217	1,978	2,853	1,534	7,852

Total contractual obligations	$24,296	$2,924	$4,444	$3,008	$13,920

Consumers
Long-term debt(a)	$4,411	$343	$376	$659	$3,033
Interest payments on long-term debt(b)	1,923	226	427	359	911
Capital and finance leases(c)	219	22	49	40	108
Interest payments on capital and finance leases(d)	128	17	28	23	60
Operating leases(e)	250	28	56	47	119
Purchase obligations(f)	14,217	1,978	2,853	1,534	7,852
Purchase obligations — related parties(f)	1,737	79	169	186	1,303

Total contractual obligations	$22,885	$2,693	$3,958	$2,848	$13,386

(a)	Principal amounts due on outstanding debt obligations, current and long-term, at December 31, 2009. For additional details on long-term debt, see Note 8, Financings and Capitalization.

(b)	Scheduled interest payments on both variable-rate and fixed-rate long-term debt, current and long-term. Variable interest payments are based on contractual rates in effect at December 31, 2009.

(c)	Principal portion of lease payments under capital and finance leases, comprising mainly leased service vehicles and certain PPAs.

(d)	Imputed interest on capital and finance leases.

(e)	Minimum noncancelable lease payments under leases of railroad cars and miscellaneous office buildings and equipment, which are accounted for as operating leases.

(f)	Long-term contracts for purchase of commodities and services. These obligations include operating contracts used to ensure adequate supply from generating facilities that meet PURPA requirements.

These commodities and services include natural gas and associated transportation, electricity, and coal and associated transportation.

For details related to benefit payments, see Note 12, Retirement Benefits.

CMS Energy’s and Consumers’ purchase obligations include long-term PPAs with various generating plants, which require CMS Energy and Consumers to make monthly capacity payments based on the plants’ availability or deliverability. These payments will approximate $36 million per month during 2010 for CMS Energy and $40 million per month during 2010 for Consumers. If a plant is not available to deliver electricity, CMS Energy and Consumers will not be obligated to make these payments for that period. For additional details on power supply costs, see “Consumers’ Electric Utility Results of Operations” within this MD&A, Note 6, Contingencies and Commitments, “Contractual Commitments,” and Note 7, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters — Power Supply Cost Recovery.”

Revolving Credit Facilities: For details on CMS Energy’s and Consumers’ revolving credit facilities, see Note 8, Financings and Capitalization.

Dividend Restrictions: For details on CMS Energy’s and Consumers’ dividend restrictions, see Note 8, Financings and Capitalization.

Capital Expenditures: For planning purposes, CMS Energy and Consumers forecast capital expenditures over a three-year period. They may revise these estimates periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. The following is a summary of CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2010 through 2012:

				Three
Years Ending December 31	2010	2011	2012	Years Total
	In Millions

CMS Energy, including Consumers
Consumers	$1,090	$1,020	$1,560	$3,670
Enterprises	2	1	1	4

Total	$1,092	$1,021	$1,561	$3,674

Consumers
Electric utility operations(a)(b)	$790	$760	$1,330	$2,880
Gas utility operations(b)	300	260	230	790

Total Consumers	$1,090	$1,020	$1,560	$3,670

(a)	These amounts include estimates for capital expenditures that may be required by current environmental laws, regulations, or potential consent decrees.

(b)	These amounts include estimates for capital expenditures related to information technology projects, facility improvements, and vehicle leasing.

The following is an illustration of CMS Energy’s and Consumers’ planned capital spending for 2010 through 2012:

Off-Balance-Sheet Arrangements

Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 6, Contingencies and Commitments, “Guarantees.”

Sale of Accounts Receivable: Under Consumers’ revolving accounts receivable sales program, Consumers may sell up to $250 million of accounts receivable, subject to certain eligibility requirements. At December 31, 2009, $250 million of accounts receivable were eligible for sale, of which $50 million were sold.

CRITICAL ACCOUNTING POLICIES

The following accounting policies and related information are important to an understanding of CMS Energy’s and Consumers’ results of operations and financial condition and should be considered an integral part of their MD&A. For additional accounting policies, see Note 1, Significant Accounting Policies.

Use of Estimates and Assumptions

In the preparation of CMS Energy’s and Consumers’ consolidated financial statements, estimates and assumptions are used that may affect reported amounts and disclosures. CMS Energy and Consumers use accounting estimates for asset valuations, depreciation, amortization, financial and derivative instruments, employee benefits, the effects of regulation, indemnifications, and contingencies. Actual results may differ from estimated results due to changes in the regulatory environment, regulatory decisions, lawsuits, competition, and other factors. CMS Energy and Consumers consider all relevant factors in making these assessments.

Fair Value Measurements: CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions requires significant judgment.

The most material of CMS Energy’s and Consumers’ fair value measurements are of the SERP assets, derivative instruments, and pension and OPEB plan assets. For a detailed discussion of the methods used to calculate fair value measurements, see Note 5, Fair Value Measurements.

Income Taxes: The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. An estimate of the potential outcome of any uncertain tax issue is highly judgmental. CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, CMS Energy’s judgment as to the ability to recover its deferred tax assets may change. CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments. As a result, CMS Energy’s effective tax rate may fluctuate significantly over time.

Long-Lived Assets and Equity Method Investments: CMS Energy and Consumers assess the recoverability of their long-lived assets and equity method investments by performing impairment tests if certain triggering events occur or if there has been a decline in value that may be other than temporary. CMS Energy and Consumers base their evaluations of impairment on such indicators as:

•	the nature of the assets;

•	projected future economic benefits;

•	regulatory and political environments;

•	historical and future cash flow and profitability measurements; and

•	other external market conditions and factors.

The estimates CMS Energy and Consumers use may change over time, which could have a material impact on their consolidated financial statements. For additional details, see Note 22, Asset Sales, Discontinued Operations, and Impairment Charges.

Unbilled Revenues: CMS Energy and Consumers estimate unbilled revenues by applying an average billed rate for each customer class based on actual billed volume distributions. Unbilled revenues, which are recorded as Accounts receivable on CMS Energy’s and Consumers’ Consolidated Balance Sheets, were $477 million at December 31, 2009 and $507 million at December 31, 2008.

Accounting for the Effects of Industry Regulation

Because Consumers has regulated operations, it uses regulatory accounting to recognize the effects of the regulators’ decisions on its financial statements. Consumers continually assesses whether future recovery of its regulatory assets is probable by considering communications and experience with its regulators and changes in the regulatory environment. If Consumers determined that recovery of a regulatory asset were not probable, Consumers would be required to write off the asset and immediately recognize the expense to earnings.

Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund. A final rate order could differ materially from Consumers’ estimates underlying its self-implemented rates, giving rise to accounting adjustments. Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods.

For additional details, see Note 3, Utility Regulation.

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

Derivative Instruments: CMS Energy and Consumers account for certain contracts as derivative instruments. The criteria used to determine if an instrument qualifies for derivative accounting are complex and often require significant judgment in application. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheet at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. For additional details on CMS Energy’s and Consumers’ derivatives, see Note 11, Derivative Instruments.

CMS Energy and Consumers generally use information from external sources, such as quoted market prices and other valuation information to determine the fair value of their derivatives. For certain contracts, this information is not available and mathematical models are used to value the derivatives. The most material of CMS Energy’s derivative liabilities, an electricity sales agreement held by CMS ERM, extends beyond the term for which quoted electricity prices are available. Thus, to value this derivative, CMS Energy uses a valuation model that incorporates a proprietary forward pricing curve for electricity based on forward natural gas prices and an implied heat rate. The model incorporates discounting, credit, and modeling risks. The model is sensitive to electricity and natural gas forward prices, and the fair value of this derivative liability will increase as these forward prices increase. The model is adjusted each quarter to incorporate market data as it becomes available.

The fair values calculated for CMS Energy’s and Consumers’ derivatives may change significantly as commodity prices and volatilities change. The cash returns actually realized on derivatives may be different from their estimated fair values. For derivatives in an asset position, calculations of fair value include reserves of less than $1 million to reflect the credit risk of CMS Energy’s and Consumers’ counterparties. For derivatives in a liability position, calculations include reserves of less than $1 million to reflect CMS Energy’s and Consumers’ own credit risk. For additional details on how the fair values of derivatives are determined, see Note 5, Fair Value Measurements.

The types of contracts typically classified as derivatives are interest rate swaps, financial transmission rights, fixed price fuel contracts, natural gas futures, electricity swaps, and forward and option contracts for electricity, natural gas, and foreign currencies. Most of CMS Energy’s and Consumers’ commodity purchase and sale contracts are not subject to derivative accounting because:

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

Market Risk Information: CMS Energy and Consumers are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and equity security prices. They may enter into various risk management contracts to limit exposure to these risks, including swaps, options, futures, and forward contracts. CMS Energy and Consumers enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.

These contracts contain credit risk, which is the risk that the counterparties will fail to meet their contractual obligations. CMS Energy and Consumers reduce this risk using established policies and procedures, such as evaluating counterparties’ credit quality and setting collateral requirements as necessary. If terms permit, standard agreements are used that allow for the netting of positive and negative exposures associated with the same counterparty. Given these policies, current exposures, and credit reserves, CMS Energy and Consumers do not expect a material adverse effect on their financial position or future earnings because of counterparty nonperformance.

The following risk sensitivities illustrate the potential loss in fair value, cash flows, or future earnings from financial instruments, including derivative contracts, assuming a hypothetical adverse change in market rates or prices of ten percent. Potential losses could exceed the amounts shown in the sensitivity analyses if changes in market rates or prices were to exceed ten percent.

Interest Rate Risk: CMS Energy and Consumers are exposed to interest rate risk resulting from issuing fixed-rate and variable-rate financing instruments, and from interest rate swap agreements. A combination of these instruments are used to manage this risk as deemed appropriate, based upon market conditions. These strategies are designed to provide and maintain a balance between risk and the lowest cost of capital.

Interest Rate Risk Sensitivity Analysis (assuming an increase in market interest rates of ten percent):

December 31	2009	2008
	In Millions

CMS Energy, including Consumers
Variable-rate financing — before-tax annual earnings exposure	$—	$1
Fixed-rate financing — potential reduction in fair value(a)	183	208
Consumers
Variable-rate financing — before-tax annual earnings exposure	$—	$1
Fixed-rate financing — potential reduction in fair value(a)	122	136

(a)	Fair value reduction could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors.

Commodity Price Risk: CMS Energy and Consumers are exposed to commodity price risk, which arises from fluctuations in the price of electricity, natural gas, coal, and other commodities. Commodity prices are influenced by a number of factors, including weather, changes in supply and demand, and liquidity of commodity markets. In order to manage commodity price risk, they may enter into various non-trading derivative contracts, such as forward purchase and sale contracts, options, and swaps.

Commodity Price Risk Sensitivity Analysis (assuming an adverse change in market prices of ten percent):

December 31	2009	2008
	In Millions

Potential reduction in fair value:
Fixed price fuel contracts	$—	$1
Electricity swaps and futures	1	—
Natural gas swaps and futures	1	1

Investment Securities Price Risk: Through investments in debt and equity securities, CMS Energy and Consumers are exposed to changes in interest rates and price fluctuations in equity markets. The following table shows the potential effect of adverse changes in interest rates and fluctuations in equity prices on CMS Energy’s and Consumers’ available-for-sale investments.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of ten percent):

December 31	2009	2008
	In Millions

CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale:
Mutual funds	$—	$4
Municipal bonds	1	1
(Primarily SERP investments)
Consumers
Potential reduction in fair value of available-for-sale equity securities (SERP investments and investment in CMS Energy common stock)	$3	$4

For additional details on market risk, financial instruments, and derivatives, see Note 10, Financial Instruments and Note 11, Derivative Instruments.

Retirement Benefits

Pension: CMS Energy and Consumers have external trust funds to provide retirement pension benefits to their employees under a non-contributory, defined benefit Pension Plan. On September 1, 2005, the defined benefit Pension Plan was closed to new participants and CMS Energy and Consumers implemented the qualified DCCP, which provides an employer contribution of five percent of base pay to the existing 401(k) plan. An employee contribution is not required to receive the plan’s employer cash contribution. All employees hired on or after September 1, 2005 participate in this plan as part of their retirement benefit program. Previous cash balance Pension Plan participants also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of that date.

401(k): CMS Energy and Consumers provide an employer match in their 401(k) plan equal to 60 percent on eligible contributions up to the first six percent of an employee’s wages.

OPEB: CMS Energy and Consumers provide postretirement health and life benefits under their OPEB plan to qualifying retired employees.

CMS Energy and Consumers record liabilities for pension and OPEB on their consolidated balance sheets at the present value of the future obligations, net of any plan assets. The calculation of the liabilities and associated expenses requires the expertise of actuaries, and requires many assumptions, including:

•	life expectancies;

•	discount rates;

•	expected long-term rate of return on plan assets;

•	rate of compensation increases; and

•	anticipated health care costs.

A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.

The following table provides an estimate of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions for the next three years:

Expected	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution
	In Millions

CMS Energy, including Consumers
2010	$112	$74	$19	$71
2011	112	71	179	71
2012	105	67	142	71
Consumers
2010	$109	$75	$18	$70
2011	108	73	173	70
2012	102	69	137	70

Contribution estimates include amounts required and discretionary contributions. Consumers’ pension and OPEB costs are recoverable through its general ratemaking process. Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

Lowering the expected long-term rate of return on the Pension Plan assets by 0.25 percentage point (from 8.00 percent to 7.75 percent) would increase estimated pension cost for 2010 by $3 million for both CMS Energy and Consumers. Lowering the discount rate by 0.25 percentage point (from 5.85 percent to 5.60 percent) would increase estimated pension cost for 2010 by $5 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 12, Retirement Benefits.

Asset Retirement Obligations

CMS Energy and Consumers are required to record the fair value of the cost to remove assets at the end of their useful lives if there is a legal obligation to remove them. CMS Energy and Consumers have legal obligations to remove some of their assets at the end of their useful lives. CMS Energy and Consumers calculate the fair value of ARO liabilities using an expected present value technique that reflects assumptions about costs, inflation, and profit margin that third parties would require to assume the obligation. CMS Energy and Consumers did not include market risk premiums in their ARO fair value estimates since reasonable estimates could not be made. If a five percent market risk premium were assumed, CMS Energy’s and Consumers’ ARO liability at December 31, 2009 would increase by $11 million.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities for assets that have insignificant cumulative disposal costs, such as substation batteries. For additional details, see Note 17, Asset Retirement Obligations.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see “Forward-Looking Statements and Information”, Item 1A. Risk Factors, and Note 6, Contingencies and Commitments.

Consumers’ Electric Utility Business Outlook and Uncertainties

Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet its projected short-term and long-term electric power requirements through:

•	energy efficiency;

•	demand management;

•	expanded use of renewable energy;

•	development of new power plants and pursuit of additional PPAs to complement existing generating sources; and

•	retirement of older, less efficient generating units.

Consumers’ balanced energy initiative includes plans to build an 830 MW coal-fueled plant at its Karn/Weadock generating complex near Bay City, Michigan. Consumers expects the plant to be in operation in 2017 and plans to use five-eighths of the plant’s output to serve its own customers, with the remaining output to be committed to others.

In December 2009, the MDNRE approved an air permit for Consumers’ proposed coal-fueled plant. As outlined in the air permit, Consumers agreed to retire up to seven of its older, less-efficient generating units; this is consistent with Consumers’ balanced energy initiative. Consumers plans to retire five units or 638 MW within six months of commencement of operation of the new coal plant, with retirement of the additional two units or 320 MW dependent on customer need.

The 2008 Energy Legislation provided guidelines for the MPSC’s review and approval of energy resource plans and proposed power plants through the issuance of a certificate of need. Consumers plans to file a new case with the MPSC seeking a certificate of need that conforms to the 2008 Energy Legislation in 2010.

Renewable Energy Plan: The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. Consumers’ renewable energy plan details how Consumers will meet these renewable energy standards for energy and capacity, with wind generation as Consumers’ primary resource. Consumers plans to build or contract for additional renewable energy capacity of 200 MW by December 31, 2013, and an additional 300 MW of renewable energy capacity by December 31, 2015. Under Consumers’ plan, half of the new renewable capacity will be obtained through long-term agreements to purchase power from third parties, with the remaining capacity to be supplied by facilities built and owned by Consumers.

Consumers has secured more than 58,000 acres of land easements in Michigan’s Tuscola and Mason Counties for potential wind generation development and is collecting wind speed and other meteorological data at the sites. Consumers will continue to seek opportunities for wind generation development in support of the renewable energy standard. Consumers has also executed agreements with six small-scale renewable energy suppliers for the purchase of 9.4 MW of renewable capacity and an estimated two percent of its long-term renewable energy needs. The MPSC has approved these agreements, enabling Consumers to recover the full costs of these contracts from its customers. Additionally, Consumers is in the process of reviewing proposals for capacity and energy from larger projects to meet its renewable capacity and energy needs through 2015.

Energy Optimization Plan: The 2008 Energy Legislation also requires Consumers to achieve annual sales reduction targets through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015. Consumers’ energy optimization plan details its proposals for energy cost savings among all customer classes through incentives to reduce customer usage by offering customer energy audits, rebates and discounts on purchase of highly efficient appliances, and other incentives and programs. In July 2009, Consumers launched its energy optimization program for residential customers.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors. Volatility in the financial and credit markets has also harmed the Michigan economy.

Consumers expects weather-adjusted electric deliveries to decrease in 2010 by one percent compared with 2009. Consumers’ outlook for 2010 includes continuing growth in deliveries to its largest customer, which produces semiconductor and solar energy components. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2010 to decrease three percent compared with 2009. Consumers’ outlook reflects reduced deliveries associated with its investment in energy efficiency programs included in the 2008 Energy Legislation, as well as recent projections of Michigan’s economic conditions.

Consumers expects economic conditions to stabilize by the end of 2010, resulting in electric deliveries remaining essentially unchanged through 2014. This reflects growth in electric deliveries offset by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:

•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.

In its November 2009 order in Consumers’ electric rate case, the MPSC authorized Consumers to adopt a “pilot” decoupling mechanism beginning December 1, 2009. This mechanism, subject to certain conditions, allows Consumers to adjust its rates to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The order also adopts an uncollectible expense tracking mechanism, effective January 1, 2009, that allows rates to be adjusted to collect or refund 80 percent of the difference between the level of uncollectible expense included in rates and actual uncollectible expense. Consumers expects these mechanisms to mitigate partially the effects of weather fluctuations, the economy, and energy efficiency programs on Consumers’ electric revenue in future periods. For details on this rate order, see Note 7, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters.”

Electric ROA: The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation limited alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. During 2009, customer enrollment in the ROA program reached the ten percent limit. At December 31, 2009, alternative electric suppliers were contracted to provide 854 MW of generation service to ROA customers.

Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Generally, Consumers has been able to recover in customer rates its costs to operate its facilities in compliance with these laws and regulations.

Clean Air Act: Consumers continues to focus on complying with the federal Clean Air Act and numerous state and federal environmental regulations, including CAIR, and state mercury air rules. Consumers estimates expenditures of $1.4 billion from 2010 through 2017 to comply with these regulations. Consumers expects to recover these costs in customer rates.

Clean Air Interstate Rule: At this time, CAIR remains in effect, pending EPA revision. While the impacts of this revision are unknown, Consumers expects the EPA to propose stricter standards. A draft rule is expected in 2010. Consumers’ strategy to comply with CAIR involves the installation of state-of-the-art emission control equipment.

State and Federal Mercury Air Rules: In 2005, the EPA issued CAMR, which required initial reductions of mercury emissions from coal-fueled electric generating plants by 2010 and further reductions by 2018. A number of states and other entities appealed certain portions of CAMR to the U.S. Court of Appeals for the District of Columbia. In 2008, the U.S. Court of Appeals for the District of Columbia determined that the rules developed by the EPA were not consistent with the Clean Air Act. The EPA has initiated the development of a revised rule based on Maximum Achievable Control Technology, which is a method for establishing strict emissions limits based on the best performing controlled sources of air contaminants. A proposed rule is expected in 2010, at which time Consumers will have a better understanding of the potential impact.

In 2006, Michigan’s governor proposed a plan that would result in mercury emissions reductions of 90 percent by 2015. In response to the governor’s proposal, the MDNRE promulgated a rule that became effective in October 2009. Consumers has a plan in place to comply with this rule.

Greenhouse Gases: In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act, which would require reductions in emissions of greenhouse gases, including carbon dioxide. The bill proposes to reduce carbon dioxide and other greenhouse gas emissions by 3 percent below 2005 levels by 2012, 17 percent below 2005 levels by 2020, and 42 percent below 2005 levels by 2030. The bill also contains provisions for the direct granting of substantial free greenhouse gas emission allowances to load-serving entities, which would mitigate some of the price impact to Consumers’ customers. Consumers believes Congress may pass greenhouse gas legislation, but the form and timing of any final bill is difficult to predict. These laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases.

In September 2009, the EPA finalized the Mandatory Reporting of Greenhouse Gases Rule. This rule will require facilities producing 25,000 metric tons or more of greenhouse gases to collect emissions data under a new reporting system. The first reports will be due to the EPA on March 31, 2011. The rule covers carbon dioxide, methane, nitrous oxide, hydro fluorocarbons, and other fluorinated gases. The purpose of the rule is to collect accurate and timely data on greenhouse gas emissions that can be used to inform future climate change policy decisions.

In December 2009, the EPA issued an endangerment finding for greenhouse gases under the Clean Air Act. In this finding, which has been challenged in the U.S. Court of Appeals for the D. C. Circuit by numerous parties, the EPA determined that current and projected atmospheric concentrations of six greenhouse gases threaten the public health and welfare of current and future generations. The finding alone does not impose any standard or regulation on industry, but it is a precursor for finalizing proposed emissions standards. Presently, the EPA acknowledges that comprehensive federal legislation is the preferred method of addressing greenhouse gases. In 2009, carbon dioxide emissions from fossil-fueled power plants owned by Consumers, excluding the portion of Campbell Unit 3 that is owned by others, exceeded 17 million metric tons of carbon dioxide. During the same period, coal-fueled plants owned by enterprises emitted 620,000 metric tons of carbon dioxide.

Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by cooling water intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on a cost-benefit analysis in setting the national performance standards for fish protection. The EPA has announced plans to issue a revised draft rule in 2010. Consumers estimates capital expenditures of $150 million to comply with these regulations.

Other electric environmental matters, including routine maintenance classification, could have a major impact on Consumers’ outlook. For additional details on these and other electric environmental matters, see Note 6, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ PSCR, electric rate case and self-implemented rates, electric operation and maintenance expenditures show-cause order, Big Rock decommissioning proceedings, and electric depreciation case, see Note 7, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters.”

Consumers’ Gas Utility Business Outlook and Uncertainties

Gas Deliveries: Consumers expects weather-adjusted gas deliveries to decline in 2010 by two percent compared with 2009, due to continuing conservation and overall economic conditions in Michigan. In addition, Consumers expects weather-adjusted gas deliveries to decline an average of two percent annually from 2011 through 2015, which includes expected effects of energy efficiency programs. Actual delivery levels from year to year may vary from this trend due to:

•	fluctuations in weather;

•	use by IPP;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation.

Gas Environmental Estimates: Consumers expects to incur investigation and remedial action costs at a number of sites, including 23 former manufactured gas plant sites. For additional details, see Note 6, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”

The Mandatory Reporting of Greenhouse Gases Rule requires facilities engaging in the distribution of natural gas to collect data on greenhouse gas emissions resulting from the combustion of natural gas. In 2009, Consumers estimated that carbon dioxide emissions from its customers were 16 million metric tons.

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ GCR, gas depreciation, and gas rate case, see Note 7, Utility Rate Matters, “Consumers’ Gas Utility Rate Matters.”

Enterprises’ Outlook and Uncertainties

The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.

Trends and uncertainties that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•	the impact of indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	the impact of lower electricity prices, caused primarily by lower natural gas prices, unseasonably cool weather in the summer, and decreased industrial production, on the profitability of enterprises’ generating units;

•	the impact of representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with the sales of assets;

•	the impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings; and

•	the impact of economic conditions in Michigan, including population trends and housing activity.

For additional details regarding enterprises’ uncertainties, see Note 6, Contingencies and Commitments.

Other Outlook and Uncertainties

Smart Grid: Consumers’ development of a smart grid is proceeding as planned. The foundation of the smart grid program is an advanced metering infrastructure. The program will include electric and gas smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing systems to manage the data. It is intended to enable customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in higher energy efficiency and environmental benefits. Due to this system’s complexity and relative market immaturity, Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment. Consumers will also make certain modifications to its software to enable the new system. Consumers intends to begin mass deployment of the system and installation of new meters in 2012.

Employee Separation Program: In November 2009, Consumers announced a voluntary separation program for all salaried and union employees. Decisions to accept or deny employees’ requests for voluntary separation, and communication of those decisions to the affected employees, occurred in January 2010. A total of 177 salaried employees and 120 union employees have been approved for early separation. Further, in February 2010, Consumers announced the lay-off of an additional 76 union employees. Consumers expects to recognize a charge of $11 million in 2010 related to the voluntary and involuntary components of this program.

Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 6, Contingencies and Commitments and Note 7, Utility Rate Matters.

EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets, is a state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $269 million at December 31, 2009. Its loan portfolio was funded primarily by deposit liabilities of $214 million and borrowings from the U.S. Federal Reserve Bank of $40 million. Twelve-month rolling average default rates on loans held by EnerBank have risen from 1.4 percent at December 31, 2008 to 2.1 percent at December 31, 2009. Due to the economic downturn, EnerBank expects the level of loan defaults to remain elevated throughout 2010, returning to lower levels thereafter.

NEW ACCOUNTING STANDARDS

For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 4, New Accounting Standards.

(This page intentionally left blank)

CMS Energy Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31
	2009	2008	2007
	In Millions

Operating Revenue	$6,205	$6,807	$6,451
Income (Loss) from Equity Method Investees	(2)	5	40
Operating Expenses
Fuel for electric generation	541	600	523
Purchased and interchange power	1,163	1,335	1,407
Cost of gas sold	1,866	2,277	2,172
Electric sales contract termination	—	—	279
Other operating expenses	943	827	966
Maintenance	220	192	199
Depreciation and amortization	570	588	539
General taxes	217	203	222
Asset impairment charges	—	—	204
Gain on asset sales, net	(13)	(9)	(21)

	5,507	6,013	6,490

Operating Income	696	799	1
Other Income (Expense)
Interest and dividends	24	30	96
Allowance for equity funds used during construction	26	33	31
Other income	54	15	41
Other expense	(30)	(37)	(39)

	74	41	129

Interest Charges
Interest on long-term debt	383	371	405
Other interest	56	33	48
Allowance for borrowed funds used during construction	(4)	(4)	(6)

	435	400	447

Income (Loss) Before Income Taxes	335	440	(317)
Income Tax Expense (Benefit)	115	139	(197)

Income (Loss) From Continuing Operations	220	301	(120)
Income (Loss) From Discontinued Operations, Net of Tax
Expense (Benefit) of $13, $1, and $(1)	20	1	(110)

Net Income (Loss)	240	302	(230)
Income (Loss) Attributable to Noncontrolling Interests	11	7	(8)

Net Income (Loss) Attributable to CMS Energy	229	295	(222)
Preferred Stock Dividends	11	11	11
Redemption Premium on Preferred Stock	—	—	1

Net Income (Loss) Available to Common Stockholders	$218	$284	$(234)

	Years Ended December 31
	2009	2008	2007
	In Millions, Except Per
	Share Amounts

Amounts Attributable to Common Stockholders
Income (Loss) from Continuing Operations	$198	$283	$(145)
Income (Loss) from Discontinued Operations	20	1	(89)

Net Income (Loss) Available to Common Stockholders	$218	$284	$(234)

Amounts Attributable to Noncontrolling Interests
Income from Continuing Operations	$11	$7	$13
Loss from Discontinued Operations	—	—	(21)

Income (Loss) Attributable to Noncontrolling Interests	$11	$7	$(8)

Basic Earnings (Loss) Per Average Common Share
Income (Loss) from Continuing Operations	$0.87	$1.25	$(0.65)
Income (Loss) from Discontinued Operations	0.09	—	(0.39)

Net Income (Loss) Attributable to Common Stock	$0.96	$1.25	$(1.04)

Diluted Earnings (Loss) Per Average Common Share
Income (Loss) from Continuing Operations	$0.83	$1.20	$(0.65)
Income (Loss) from Discontinued Operations	0.08	—	(0.39)

Net Income (Loss) Attributable to Common Stock	$0.91	$1.20	$(1.04)

Dividends Declared Per Common Share	$0.50	$0.36	$0.20

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2009	2008	2007
	In Millions

Cash Flows from Operating Activities
Net income (loss)	$240	$302	$(230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	570	589	545
Deferred income taxes and investment tax credit	122	126	(226)
Postretirement benefits expense	181	144	131
Electric sales contract termination	—	—	279
Asset impairment charges	—	—	204
Allowance for equity funds used during construction	(26)	(33)	(31)
Capital lease and other amortization	42	44	67
Bad debt expense	54	51	37
Gain due to expiration of indemnification	(50)	—	—
(Loss) Gain on sale of assets, net	(8)	(9)	112
Gain on extinguishment of long-term debt	(10)	—	—
Loss (income) from equity method investees	2	(5)	(40)
Cash distributions from equity method investees	—	4	18
Postretirement benefits contributions	(262)	(51)	(184)
Electric sales contract termination payment	—	(275)	—
Shareholder class action settlement payment	—	—	(125)
Changes in other assets and liabilities:
Increase in accounts receivable and accrued revenues	(91)	(80)	(451)
Decrease (increase) in accrued power supply and gas revenue	(41)	35	99
Decrease (increase) in inventories	86	(71)	(10)
Decrease in accounts payable	(50)	(5)	(45)
Decrease in accrued expenses	(6)	(31)	(31)
Decrease in other current and non-current assets	59	12	37
Increase (decrease) in current and non-current regulatory liabilities	102	(178)	(114)
Decrease in other current and non-current liabilities	(66)	(12)	(19)

Net cash provided by operating activities	848	557	23

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(818)	(792)	(1,263)
Cost to retire property	(49)	(34)	(28)
Proceeds from nuclear decommissioning trust funds, net	—	—	332
Proceeds from sale of assets	7	3	1,717
Cash relinquished from sale of assets	—	—	(113)
Decrease in restricted cash and cash equivalents	4	1	49
Increase in non-current notes receivable	(83)	(19)	(32)
Other investing activities	4	2	—

Net cash provided by (used in) investing activities	(935)	(839)	662

	Years Ended December 31
	2009	2008	2007
	In Millions

Cash Flows from Financing Activities
Proceeds from issuance of notes, bonds, and other long-term debt	1,218	1,265	400
Proceeds from EnerBank notes, net	39	23	28
Issuance of common stock	9	9	15
Retirement of bonds and other long-term debt, including related parties	(1,120)	(990)	(977)
Payments on securitization bonds	(34)	(32)	(31)
Redemption of preferred stock	(4)	(1)	(32)
Payment of common stock dividends	(114)	(82)	(45)
Payment of preferred stock dividends	(11)	(11)	(11)
Increase in notes payable	40	—	—
Payment of capital lease and finance lease obligations	(23)	(26)	(20)
Debt issuance costs, financing fees, and other	(35)	(8)	(17)

Net cash provided by (used in) financing activities	(35)	147	(690)

Effect of Exchange Rates on Cash	—	—	2

Changes in Cash and Cash Equivalents included in Assets Held for Sale	5	(2)	100
Net Decrease in Cash and Cash Equivalents	(122)	(135)	(3)
Cash and Cash Equivalents, Beginning of Period	207	344	247

Cash and Cash Equivalents, End of Period	$90	$207	$344

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
Interest paid (net of amounts capitalized)	$422	$372	$441
Income taxes paid (net of refunds of $-, $2, and $-)	17	3	14
Non-cash transactions
Other assets placed under capital lease	$16	$5	$229

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	In Millions

ASSETS
Current Assets
Cash and cash equivalents	$90	$207
Restricted cash and cash equivalents	32	35
Accounts receivable and accrued revenue,
less allowances of $23 in 2009 and $26 in 2008	948	850
Notes receivable	81	95
Accrued power supply and gas revenue	48	7
Inventories at average cost
Gas in underground storage	1,043	1,168
Materials and supplies	118	110
Generating plant fuel stock	158	127
Deferred property taxes	172	165
Regulatory assets	19	19
Assets held for sale	2	7
Prepayments and other	31	37

	2,742	2,827

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,716	12,960
Less accumulated depreciation, depletion and amortization	4,540	4,387

Plant, property & equipment, net	9,176	8,573
Construction work in progress	506	608

	9,682	9,181

Non-current Assets
Regulatory assets	2,291	2,419
Notes receivable, less allowances of $6 in 2009 and $34 in 2008	269	186
Investments	9	11
Assets held for sale	9	10
Other	254	267

	2,832	2,893

Total Assets	$15,256	$14,901

	December 31
	2009	2008
	In Millions

STOCKHOLDERS’ INVESTMENT AND LIABILITIES
Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$694	$514
Notes payable	40	—
Accounts payable	509	516
Accrued rate refunds	21	7
Accrued interest	96	107
Accrued taxes	283	289
Deferred income taxes	43	100
Regulatory liabilities	145	120
Other	123	210

	1,954	1,863

Non-current Liabilities
Regulatory liabilities	1,991	1,868
Postretirement benefits	1,460	1,502
Asset retirement obligation	229	206
Deferred investment tax credit	51	54
Deferred income taxes	231	55
Other	310	317

	4,272	4,002

Commitments and Contingencies (Notes 6, 7, 8, 10 and 11)

Capitalization
Long-term debt	5,895	6,015
Non-current portion of capital and finance lease obligations	197	206
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 227.9 shares in 2009
and 226.4 shares in 2008	2	2
Other paid-in capital	4,560	4,533
Accumulated other comprehensive loss	(33)	(28)
Accumulated deficit	(1,927)	(2,031)

Total common stockholders’ equity	2,602	2,476
Preferred stock	239	243
Noncontrolling interests	97	96

Total equity	2,938	2,815
	9,030	9,036

Total Stockholders’ Investment and Liabilities	$15,256	$14,901

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Years Ended December 31
	2009	2008	2007	2009	2008	2007
	Number of Shares in Thousands			In Millions

Common Stock
At beginning and end of period				$2	$2	$2

Other Paid-in Capital
At beginning of period	226,414	225,146	222,783	4,533	4,517	4,505
Common stock issued	1,793	1,751	2,339	17	17	30
Common stock repurchased	(78)	(38)	(318)	(1)	(1)	(5)
Common stock reacquired	(238)	(445)	(19)	—	—	—
Common stock reissued	—	—	361	—	—	6
Conversion option on convertible debt	—	—	—	11	—	—
Redemption of preferred stock	—	—	—	—	—	(19)

At end of period	227,891	226,414	225,146	4,560	4,533	4,517

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period				(27)	(15)	(23)
Net gain (loss) arising during the period(a)				(6)	(12)	7
Amortization of net actuarial loss(a)				1	—	1

At end of period				(32)	(27)	(15)

Investments
At beginning of period				—	—	14
Unrealized gain (loss) on investments(a)				5	(15)	1
Reclassification adjustments included in net income (loss)(a)				(5)	15	(15)

At end of period				—	—	—

Derivative instruments
At beginning of period				(1)	(1)	(12)
Unrealized loss on derivative instruments(a)				—	—	(3)
Reclassification adjustments included in net income (loss)(a)				—	—	14

At end of period				(1)	(1)	(1)

Foreign currency translation
At beginning of period				—	(128)	(297)
Sale of interests in TGN(a)				—	128	—
Sale of Argentine assets(a)				—	—	128
Sale of Brazilian assets(a)				—	—	36
Other foreign currency translations(a)				—	—	5

At end of period				—	—	(128)

At end of period				(33)	(28)	(144)

Accumulated Deficit
At beginning of period				(2,031)	(2,227)	(1,930)
Effects of changing the retirement plans measurement date
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax				—	(4)	—
Additional loss from December 1 through December 31, 2007, net of tax				—	(2)	—
Adjustment to initially apply accounting for uncertain tax positions				—	—	(18)
Net income (loss) attributable to CMS Energy(a)				229	295	(222)
Preferred stock dividends declared				(11)	(11)	(11)
Common stock dividends declared				(114)	(82)	(45)
Redemption of preferred stock(a)				—	—	(1)

At end of period				(1,927)	(2,031)	(2,227)

Preferred Stock
At beginning of period				243	250	261
Conversion of preferred stock				(4)	(7)	(11)

At end of period				239	243	250

Noncontrolling Interests
At beginning of period				96	97	95
Income (loss) attributable to noncontrolling interests				11	7	(8)
Distributions and other changes in noncontrolling interests				(10)	(8)	10

At end of period				97	96	97

Total Equity				$2,938	$2,815	$2,495

	Years Ended December 31
	2009	2008	2007
	In Millions

(a) Disclosure of Comprehensive Income (Loss):
Net income (loss)	$240	$302	$(230)
Income (loss) attributable to noncontrolling interests	11	7	(8)

Net income (loss) attributable to CMS Energy	229	295	(222)
Retirement benefits liability:
Net gain (loss) arising during the period, net of tax (tax benefit) of ($3) in 2009, ($6) in 2008 and $5 in 2007	(6)	(12)	7
Amortization of net actuarial loss, net of tax of $- in 2009 and 2007	1	—	1
Investments:
Unrealized gain (loss) on investments, net of tax (tax benefit) of $3 in 2009, ($9) in 2008, and $- in 2007	5	(15)	1
Reclassification adjustments included in net income (loss), net of tax (tax benefit) of ($3) in 2009, $9 in 2008 and ($7) in 2007	(5)	15	(15)
Derivative instruments:
Unrealized loss on derivative instruments, net of tax of $- in 2009, $- in 2008, and $2 in 2007	—	—	(3)
Reclassification adjustments included in net income (loss), net of tax of $- in 2009, $- in 2008, and $7 in 2007	—	—	14
Foreign currency translation:
Sale of interests in TGN, net of tax of $69	—	128	—
Sale of Argentine assets, net of tax of $68	—	—	128
Sale of Brazilian assets, net of tax of $20	—	—	36
Other foreign currency translations, net of tax of $- in 2009, $- in 2008, and $2 in 2007	—	—	5

Total Comprehensive Income (Loss)	$224	$411	$(48)

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2009	2008	2007
	In Millions

Operating Revenue	$5,963	$6,421	$6,064
Operating Expenses
Fuel for electric generation	460	483	385
Purchased and interchange power	1,151	1,313	1,370
Purchased power — related parties	81	75	79
Cost of gas sold	1,778	2,079	1,918
Other operating expenses	839	766	808
Maintenance	206	169	183
Depreciation and amortization	559	574	524
General taxes	209	195	217
Loss (gain) on asset sales, net	(9)	1	(2)

	5,274	5,655	5,482

Operating Income	689	766	582
Other Income (Expense)
Interest and dividends	23	26	70
Allowance for equity funds used during construction	26	33	31
Other income	21	12	32
Other expense	(11)	(28)	(14)

	59	43	119

Interest Charges
Interest on long-term debt	250	229	236
Other interest	46	22	34
Allowance for borrowed funds used during construction	(4)	(4)	(6)

	292	247	264

Income Before Income Taxes	456	562	437
Income Tax Expense	163	198	125

Net Income	293	364	312
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$291	$362	$310

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2009	2008	2007
	In Millions

Cash Flows from Operating Activities
Net income	$293	$364	$312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes nuclear decommissioning of $-, $-, and $4)	559	574	524
Deferred income taxes and investment tax credit	67	196	55
Allowance for equity funds used during construction	(26)	(33)	(31)
Postretirement benefits expense	177	141	124
Capital lease and other amortization	26	30	44
Bad debt expense	47	47	33
Loss (gain) on sale of assets, net	(9)	1	(2)
Postretirement benefits contributions	(254)	(50)	(173)
Changes in assets and liabilities:
Increase in accounts receivable, notes receivable and accrued revenue	(92)	(79)	(442)
Decrease (increase) in accrued power supply and gas revenue	(41)	35	99
Decrease (increase) in inventories	91	(89)	(5)
Increase (decrease) in accounts payable	(50)	1	(23)
Increase (decrease) in accrued expenses	14	(15)	(15)
Increase (decrease) in accrued taxes	(12)	(64)	80
Decrease (increase) in other current and non-current assets	60	14	(7)
Increase (decrease) in other current and non-current regulatory liabilities	101	(178)	(114)
Decrease in other current and non-current liabilities	(29)	(22)	(19)

Net cash provided by operating activities	922	873	440

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(811)	(789)	(1,258)
Cost to retire property	(49)	(34)	(28)
Decrease in restricted cash and cash equivalents	3	—	32
Proceeds from nuclear decommissioning trust funds, net	—	—	332
Proceeds from sale of assets	7	—	337
Other investing	—	—	2

Net cash used in investing activities	(850)	(823)	(583)

	Years Ended December 31
	2009	2008	2007
	In Millions

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	500	600	—
Retirement of long-term debt	(353)	(412)	(3)
Payments on securitization bonds	(34)	(32)	(31)
Payment of common stock dividends	(285)	(297)	(251)
Payment of capital and finance lease obligations	(23)	(26)	(20)
Stockholder’s contribution	100	—	650
Payment of preferred stock dividends	(2)	(2)	(1)
Decrease in notes payable	—	—	(42)
Debt issuance and financing costs	(5)	(7)	(1)

Net cash provided by (used in) financing activities	(102)	(176)	301

Net Increase (Decrease) in Cash and Cash Equivalents	(30)	(126)	158
Cash and Cash Equivalents, Beginning of Period	69	195	37

Cash and Cash Equivalents, End of Period	$39	$69	$195

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
Interest paid (net of amounts capitalized)	$276	$223	$242
Income taxes paid (net of refunds, $-, $-, and $98)	104	84	—
Non-cash transactions
Other assets placed under capital lease	$16	$5	$229

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	In Millions

ASSETS
Current Assets
Cash and cash equivalents	$39	$69
Restricted cash and cash equivalents	22	25
Accounts receivable and accrued revenue,
less allowances of $21 in 2009 and $24 in 2008	935	829
Notes receivable	79	93
Accrued power supply and gas revenue	48	7
Accounts receivable — related parties	2	2
Inventories at average cost
Gas in underground storage	1,038	1,168
Materials and supplies	111	103
Generating plant fuel stock	148	118
Deferred property taxes	172	165
Regulatory assets	19	19
Prepayments and other	23	30

	2,636	2,628

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,352	12,602
Less accumulated depreciation, depletion, and amortization	4,386	4,242

Plant, property & equipment, net	8,966	8,360
Construction work in progress	505	607

	9,471	8,967

Non-current Assets
Regulatory assets	2,291	2,419
Investments	29	19
Other	195	213

	2,515	2,651

Total Assets	$14,622	$14,246

	December 31
	2009	2008
	In Millions

STOCKHOLDER’S INVESTMENT AND LIABILITIES
Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$365	$408
Accounts payable	490	494
Accrued rate refunds	21	7
Accounts payable — related parties	11	14
Accrued interest	70	69
Accrued taxes	277	289
Deferred income taxes	206	277
Regulatory liabilities	145	120
Other	86	101

	1,671	1,779

Non-current Liabilities
Regulatory liabilities	1,991	1,868
Postretirement benefits	1,396	1,436
Asset retirement obligations	228	205
Deferred investment tax credit	51	54
Deferred income taxes	926	792
Other	241	249

	4,833	4,604

Commitments and Contingencies (Notes 6, 7, 8, 10 and 11)

Capitalization
Long-term debt	4,063	3,908
Non-current portion of capital and finance lease obligations	197	206
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,582	2,482
Accumulated other comprehensive income (loss)	2	(1)
Retained earnings	389	383

Total common stockholder’s equity	3,814	3,705
Preferred stock	44	44

Total equity	3,858	3,749
	8,118	7,863

Total Stockholder’s Investment and Liabilities	$14,622	$14,246

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Years Ended December 31
	2009	2008	2007
	In Millions

Common Stock
At beginning and end of period(a)	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,482	2,482	1,832
Stockholder’s contribution	100	—	650

At end of period	2,582	2,482	2,482

Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(7)	(15)	(8)
Retirement benefits liability adjustments(b)	—	6	—
Net gain (loss) arising during the period(b)	(4)	2	(7)

At end of period	(11)	(7)	(15)

Investments
At beginning of period	6	15	23
Unrealized gain (loss) on investments(b)	10	(19)	(1)
Reclassification adjustments included in net income(b)	(3)	10	(7)

At end of period	13	6	15

At end of period	2	(1)	—

Retained Earnings
At beginning of period	383	324	270
Effects of changing the retirement plans measurement date
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	(4)	—
Additional loss from December 1 through December 31, 2007, net of tax	—	(2)	—
Adjustment to initially apply accounting for uncertain tax positions	—	—	(5)
Net income(b)	293	364	312
Common stock dividends declared	(285)	(297)	(251)
Preferred stock dividends declared	(2)	(2)	(2)

At end of period	389	383	324

Preferred Stock
At beginning and end of period	44	44	44

Total Equity	$3,858	$3,749	$3,691

	Years Ended December 31
	2009	2008	2007
	In Millions

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented
(b) Disclosure of Comprehensive Income:
Net income	$293	$364	$312
Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $2 in 2008	—	6	—
Net gain (loss) arising during the period, net of tax (tax benefit) of $(2) in 2009, $1 in 2008 and $(4) in 2007	(4)	2	(7)
Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $6 in 2009, $(10) in 2008, and $(1) in 2007	10	(19)	(1)
Reclassification adjustments included in net income, net of tax (tax benefit) of $(2) in 2009, $6 in 2008 and $(3) in 2007	(3)	10	(7)

Total Comprehensive Income	$296	$363	$297

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1: SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure: CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic IPP. CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non-utility investments and operations. Consumers operates principally in two business segments: electric utility and gas utility.

Principles of Consolidation: CMS Energy and Consumers prepare their consolidated financial statements in conformity with GAAP. CMS Energy’s consolidated financial statements comprise CMS Energy, Consumers, CMS Enterprises, and all other entities in which CMS Energy has a controlling financial interest or is the primary beneficiary. Consumers’ consolidated financial statements comprise Consumers and all other entities in which it has a controlling financial interest or is the primary beneficiary. CMS Energy uses the equity method of accounting for investments in companies and partnerships that are not consolidated, where they have significant influence over operations and financial policies but are not the primary beneficiary. CMS Energy and Consumers eliminate intercompany transactions and balances.

Use of Estimates: CMS Energy and Consumers are required to make estimates using assumptions that may affect reported amounts and disclosures. Actual results could differ from those estimates.

CMS Energy and Consumers record estimated liabilities for contingencies in their consolidated financial statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. For additional details, see Note 6, Contingencies and Commitments.

Revenue Recognition Policy: CMS Energy and Consumers recognize revenue from deliveries of electricity and natural gas, and from the transportation, processing, and storage of natural gas, when services are provided. CMS Energy and Consumers record unbilled revenue for the estimated amount of energy delivered to customers but not yet billed. CMS Energy and Consumers record sales tax net and exclude it from revenue. CMS Energy recognizes revenue on sales of marketed electricity, natural gas, and other energy products at delivery.

Alternative-Revenue Program: Under an electric rate order issued by the MPSC in November 2009, Consumers was granted authority to implement a revenue decoupling mechanism that adjusts customer rates to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. Consumers accounts for this program as an alternative-revenue program and, accordingly, recognizes the effects of decoupling adjustments on revenue as electricity is delivered.

Self-Implemented Rates: Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue an order, the filed rates are considered approved. If the MPSC issues an order, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund. For details on Consumers’ self-implemented rates, see Note 7, Utility Rate Matters.

Accounting for Legal Fees: CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed. This policy also applies to any fees incurred on behalf of employees and officers under indemnification agreements; such fees are billed directly to CMS Energy or Consumers.

Accounting for MISO Transactions: MISO requires the submission of hourly day-ahead and real-time bids and offers for energy at locations across the MISO region. Consumers and CMS ERM account for MISO

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transactions on a net hourly basis in each of the real-time and day-ahead markets, and they net transactions across all MISO energy market locations. CMS Energy and Consumers record net purchases in a single hour in Purchased and interchange power and net sales in a single hour in Operating Revenue on the Consolidated Statements of Income (Loss). CMS Energy and Consumers record net sale billing adjustments upon invoice receipt. CMS Energy and Consumers record expense accruals for future net purchases adjustments based on historical experience, and reconcile accruals to actual expenses upon invoice receipt.

Cash and Cash Equivalents: Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Determination of Pension and OPEB MRV of Plan Assets: CMS Energy and Consumers determine the MRV for pension plan assets as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years. CMS Energy and Consumers reflect each year’s gain or loss in the MRV in equal amounts over a five-year period beginning on the date the original amount was determined. CMS Energy and Consumers determine the MRV for OPEB plan assets as the fair value of assets on the measurement date. CMS Energy and Consumers use the MRV in the calculation of net pension and OPEB costs.

Derivative Instruments: CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on the Consolidated Balance Sheets. If a derivative qualifies for cash flow hedge accounting, changes in the fair value are recorded in AOCL; otherwise, changes are reported in earnings. For additional details regarding derivative instruments, see Note 11, Derivative Instruments.

Earnings Per Share: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive stock options, warrants, and convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock method or the if-converted method, as applicable. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 9, Earnings Per Share — CMS Energy.

Financial Instruments: CMS Energy and Consumers record debt and equity securities classified as available for sale at fair value determined primarily from quoted market prices. On a specific identification basis, CMS Energy and Consumers report unrealized gains and losses from changes in fair value of certain available-for-sale debt and equity securities, net of tax, in equity as part of AOCL. CMS Energy and Consumers exclude unrealized losses from earnings unless the related changes in fair value are determined to be other than temporary. For additional details regarding financial instruments, see Note 10, Financial Instruments.

Impairment of Long-Lived Assets and Equity Method Investments: CMS Energy and Consumers perform tests of impairment if certain triggering events occur, or if there has been a decline in value that may be other than temporary.

CMS Energy and Consumers evaluate long-lived assets held in use for impairment by calculating the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted future cash flows are less than the carrying amount, CMS Energy and Consumers recognize an impairment loss equal to the amount by which the carrying amount exceeds the fair value. CMS Energy and Consumers estimate the fair value of the asset using quoted market prices, market prices of similar assets, or discounted future cash flow analyses.

CMS Energy also assesses equity method investments for impairment whenever there has been a decline in value that is other than temporary. This assessment requires CMS Energy to determine the fair value of the equity method investment. CMS Energy determines fair value using valuation methodologies, including discounted cash flows, and assesses the ability of the investee to sustain an earnings capacity that justifies the carrying amount of the

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investment. CMS Energy records an impairment if the fair value is less than the carrying amount and the decline in value is considered to be other than temporary.

For additional details, see Note 22, Asset Sales, Discontinued Operations, and Impairment Charges.

International Operations and Foreign Currency: CMS Energy completed the sale of its international assets in 2007. Previously, CMS Energy subsidiaries and affiliates whose functional currency was not the U.S. dollar translated their assets and liabilities into U.S. dollars at the exchange rates in effect at the end of the fiscal period. CMS Energy translated revenue and expense accounts of these subsidiaries and affiliates into U.S. dollars at the average exchange rates that prevailed during the period. CMS Energy showed these foreign currency translation adjustments in the stockholders’ equity section on its Consolidated Balance Sheets. For additional details on the sale of CMS Energy’s international assets, see Note 22, Asset Sales, Discontinued Operations, and Impairment Charges.

CMS Energy includes exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those that are hedged, in determining net income.

Inventory: CMS Energy and Consumers use the weighted-average cost method for valuing working gas, recoverable cushion gas in underground storage facilities, and materials and supplies inventory. CMS Energy and Consumers also use this method for valuing coal inventory, and classify these amounts as generating plant fuel stock on their Consolidated Balance Sheets.

CMS Energy and Consumers classify renewable energy credits and emission allowances as materials and supplies inventory and use the average cost method to remove amounts from inventory as the renewable energy credits and emission allowances are used to generate power.

CMS Energy and Consumers use the lower of cost or market method to evaluate inventory for impairment.

Maintenance and Depreciation: CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional components or the replacement of an existing component.

Consumers depreciates utility property using a composite method, in which it applies a single MPSC-approved depreciation rate to the gross investment in a particular class of property within the electric and gas segments. Consumers performs depreciation studies periodically to determine appropriate group lives. The composite depreciation rates for Consumers’ properties are as follows:

Years Ended December 31	2009	2008	2007

Electric utility property	3.0%	3.0%	3.0%
Gas utility property	2.9%	3.6%	3.6%
Other property	7.6%	8.5%	8.7%

Property, Plant, and Equipment: CMS Energy and Consumers record property, plant, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, pension, other benefits, and AFUDC, if applicable. Consumers’ property, plant, and equipment is recoverable through its general rate making process. For additional details see Note 7, Utility Rate Matters.

When utility property is retired or otherwise disposed of in the ordinary course of business, Consumers records the original cost to accumulated depreciation, along with associated cost of removal, net of salvage. CMS Energy and Consumers recognize gains or losses on the retirement or disposal of non-regulated assets in income. Cost of removal collected from customers, but not spent, is recorded as a regulatory liability.

Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fueled power plants and where financing costs are specifically approved by the MPSC in rates. AFUDC

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

represents the estimated cost of debt and authorized return on equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the Consolidated Statements of Income. When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. The following table shows Consumers’ electric, gas and common composite AFUDC capitalization rates:

Years Ended December 31	2009	2008	2007

AFUDC capitalization rate	7.6%	7.7%	7.4%

CMS Energy and Consumers capitalize the purchase and development of internal-use computer software. These costs are expensed evenly over the estimated useful life of the internal-use computer software. If computer software is integral to computer hardware, then its cost is capitalized and depreciated with the hardware.

The types of costs capitalized are consistent for all periods presented by the financial statements. For additional details on property, plant, and equipment see Note 16, Property, Plant, and Equipment.

Property Taxes: Property taxes are based on the taxable value of Consumers’ real and personal property assessed by local taxing authorities. Consumers records property tax expense over the fiscal year of the taxing authority for which the taxes are levied based on Consumers’ budgeted customer sales. The deferred property tax balance represents the amount of Consumers’ accrued property tax that will be recognized over future governmental fiscal periods.

Reclassifications: CMS Energy and Consumers have reclassified certain prior-period amounts on their Consolidated Financial Statements to conform to the presentation for the current period. These reclassifications did not affect consolidated net income (loss) or cash flows for the periods presented.

Restricted Cash: CMS Energy and Consumers classify restricted cash dedicated for repayment of Securitization bonds as a current asset, as the related payments occur within one year.

Trade Receivables and Notes Receivable: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts and loan losses based on historical losses, management’s assessment of existing economic conditions, customer trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense.

Non-current notes receivable consisted of EnerBank’s consumer loans totaling $269 million, net of an allowance for loan losses of $6 million at December 31, 2009, and $186 million, net of an allowance for loan losses of $4 million at December 31, 2008. EnerBank provides unsecured, fixed-rate installment loans to homeowners to finance home improvements.

Unamortized Debt Premium, Discount, and Expense: CMS Energy and Consumers defer premiums, discounts, and issuance costs of long-term debt and amortize those costs over the terms of the debt issues. For the non-regulated portions of CMS Energy’s and Consumers’ businesses, refinancing costs are expensed as incurred. For the regulated portions of CMS Energy’s and Consumers’ businesses, any remaining unamortized premiums, discounts, and issuance costs associated with refinanced debt are amortized over the term of the newly issued debt.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2: OTHER INCOME AND OTHER EXPENSE

The following table shows the components of Other income and Other expense at CMS Energy and Consumers:

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Other income:
Gain on early retirement of long-term debt	$28	$—	$—
Gain on SERP investment	8	—	22
Gain on investment	—	—	7
Return on stranded and security costs	5	5	6
Electric restructuring return	—	1	2
Foreign currency gain	—	2	1
All other	13	7	3

Total other income	$54	$15	$41

Other expense:
Loss on reacquired and extinguished debt	$(18)	$—	$(22)
Unrealized investment loss	—	(24)	—
Abandoned project	—	—	(8)
Derivative loss on debt tender offer	—	—	(3)
Civic and political expenditures	(3)	(5)	(2)
All other	(9)	(8)	(4)

Total other expense	$(30)	$(37)	$(39)

Consumers
Other income:
Gain on SERP investment	$5	$—	$10
Gain on investment	—	—	7
Return on stranded and security costs	5	5	6
Gain on CMS Energy common stock	—	—	4
Electric restructuring return	—	1	2
All other	11	6	3

Total other income	$21	$12	$32

Other expense:
Unrealized investment loss	$—	$(16)	$—
Abandoned project	—	—	(8)
Civic and political expenditures	(3)	(5)	(2)
All other	(8)	(7)	(4)

Total other expense	$(11)	$(28)	$(14)

3: UTILITY REGULATION

Consumers is subject to the actions of the MPSC and the FERC and prepares its consolidated financial statements in accordance with the provisions of regulatory accounting. A utility must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting,

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers records regulatory assets or liabilities for certain transactions that would have been treated as revenue or expense by non-regulated businesses.

CMS Energy and Consumers reflected the following regulatory assets and liabilities, which included both current and non-current amounts, on their Consolidated Balance Sheets.

December 31	End of recovery or refund period	2009	2008
		In Millions

Assets Earning a Return(a):
Stranded Costs	2013	$67	$71
Customer Choice Act	2013	42	90
MGP sites (Note 6)	2020	28	31
Energy optimization plan(b)(c)	various	10	—
Uncollectible expense tracker (Note 7)	n/a	6	—
Decoupling mechanism (Note 7)	n/a	5	—
Electric restructuring implementation plan	2009	—	3
Other(d)	various	37	44
Assets Not Earning a Return:
Postretirement benefits (Note 12)	various	1,464	1,450
Securitized costs (Note 8)	2015	364	416
Big Rock nuclear decommissioning and related costs (Note 7)	n/a	85	129
ARO (Note 17)	various	100	92
Unamortized debt costs	n/a	56	66
MGP sites (Note 6)	n/a	35	38
Other(d)	various	11	8

Total regulatory assets(e)		$2,310	$2,438

Cost of removal (Note 17)	n/a	$1,247	$1,203
Income taxes, net (Note 13)	n/a	529	519
ARO (Note 17)	various	130	137
Big Rock nuclear decommissioning and related costs (Note 7)	2011	86	—
Palisades refund (Note 7)(f)	2010	85	120
Renewable energy plan(g)	n/a	25	—
Self-implemented electric rate refund (Note 7)	2010	17	—
Energy optimization plan(b)	n/a	6	—
Other(d)	various	11	9

Total regulatory liabilities(e)		$2,136	$1,988

(a)	The MPSC has authorized Consumers to recover a 10.7 percent return on equity for regulatory assets specific to Consumers’ electric business in its electric rates and a 10.6 percent return on equity for regulatory assets specific to Consumers’ gas business in its gas rates.

(b)	In order to achieve annual sales reduction targets mandated by the 2008 Energy Legislation, Consumers launched an energy optimization plan, which is funded through a customer surcharge authorized by the MPSC. At December 31, 2009, for certain customer classes, Consumers’ spending exceeded surcharges collected; accordingly, Consumers recorded a regulatory asset of $4 million for these amounts. For other customer classes, total surcharges collected exceeded Consumers’ spending; this excess amount of $6 million is reported

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as a regulatory liability. These amounts are reported in non-current regulatory assets and liabilities, because the period in which Consumers will collect and spend the surcharges is beyond one year.

(c)	The MPSC has approved an energy optimization incentive mechanism that provides a financial incentive if Consumers’ energy savings exceed annual targets established by the MPSC. Consumers will request $6 million, the maximum incentive, from the MPSC through the energy optimization reconciliation case to be filed in March 2010. Consumers reported the incentive in non-current regulatory assets.

(d)	At December 31, 2009 and 2008, other regulatory assets included a gas inventory regulatory asset and OPEB and pension expense incurred in excess of the MPSC-approved amount. Consumers will recover the OPEB and pension regulatory assets from its customers by 2011. Other regulatory liabilities included AFUDC collected in excess of the MPSC-approved amount and a provision for revenue subject to refund related to Consumers’ self-implemented gas rates.

(e)	At December 31, 2009, Consumers classified $19 million of regulatory assets as current regulatory assets and $145 million of regulatory liabilities as current regulatory liabilities. At December 31, 2008, Consumers classified $19 million of regulatory assets as current regulatory assets and $120 million of regulatory liabilities as current regulatory liabilities.

(f)	The Palisades and Big Rock ISFSI sale transaction resulted in $390 million of excess sales proceeds and decommissioning amounts. The 2007 MPSC order approving the sale transaction required that Consumers credit $255 million of that amount to its retail customers by December 2008. In 2008, the MPSC instructed Consumers to offset the remaining $135 million of excess sales proceeds and decommissioning fund balances with $26 million of transaction costs from the sale. In May 2009, the MPSC required Consumers to distribute to customers $36 million of proceeds from the sale. In Consumers’ 2009 electric rate order, the MPSC ordered Consumers to refund the remaining $73 million of excess sales proceeds and decommissioning fund balances to customers. At December 31, 2009, the Palisades regulatory liability of $85 million comprised $73 million of excess sales proceeds and the remaining unpaid balance of the $36 million of proceeds, and it was reported in current regulatory liabilities, as the proceeds will be credited to customers within one year.

(g)	The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific renewable capacity additions. Under Consumers’ renewable energy plan, it will meet this requirement by entering into long-term agreements to purchase power from third parties and by building its own renewable energy generating facilities. The MPSC authorized Consumers to implement a customer surcharge to fund its renewable energy plan. At December 31, 2009, total surcharges collected from gas and electric customers exceeded Consumers’ spending. This excess amount is reported in the non-current portion of regulatory liabilities as the period Consumers will spend the surcharges collected is beyond one year.

Consumers’ PSCR and GCR mechanisms also represent probable future revenues that will be recovered from customers or previously collected revenues that will be refunded to customers through the ratemaking process. Underrecoveries are included in Accrued power supply and gas revenue and overrecoveries are included in Accrued rate refunds on CMS Energy’s and Consumers’ Consolidated Balance Sheets. For additional details on Consumers’ PSCR and GCR mechanisms, see Note 7, Utility Rate Matters.

CMS Energy and Consumers reflected the following regulatory assets and liabilities for PSCR and GCR underrecoveries and overrecoveries on its Consolidated Balance Sheets:

Years Ended December 31	2009	2008
	In Millions

Regulatory assets for PSCR and GCR underrecoveries	$48	$7

Regulatory liabilities for PSCR and GCR overrecoveries	$21	$7

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4: NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, codified in ASC 105-10, Generally Accepted Accounting Principles: This standard, which was effective for CMS Energy and Consumers July 1, 2009, establishes the ASC as the single source of authoritative nongovernmental GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. CMS Energy and Consumers have included references to the ASC in their Consolidated Financial Statements and notes where appropriate.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51, codified in ASC 810-10, Consolidation: Under this standard, which was effective for CMS Energy and Consumers January 1, 2009, ownership interests in subsidiaries held by third parties, previously referred to as minority interests, are presented as noncontrolling interests and shown separately on the parent’s balance sheet within equity. In addition, net income attributable to noncontrolling interests is included in net income on the income statement. CMS Energy and Consumers have applied these provisions to current and prior periods presented in their Consolidated Financial Statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, codified in ASC 815-10, Derivatives and Hedging: This standard, which was effective for CMS Energy and Consumers January 1, 2009, requires enhanced disclosures about how and why derivatives are used, how derivatives and related hedged items are accounted for, and how derivatives and any related hedged items affect financial position, financial performance, and cash flows. This standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position. For additional details on CMS Energy’s and Consumers’ derivatives, see Note 11, Derivative Instruments.

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

	In Millions, Except Per Share Amounts
Increases (decreases)	2009	2008	2007

Twelve Months Ended December 31
Interest on long-term debt	$8	$8	$9
Income tax expense	(3)	(3)	(2)

Net income	$(5)	$(5)	$(7)

Earnings Per Average Common Share
Basic	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.03)

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,	January 1,
Increases (decreases)	2008	2008

Assets
Non-current deferred income tax assets	$—	$(12)

Liabilities
Long-term debt	$(22)	$(30)
Non-current deferred income tax liabilities	9	—

Total	$(13)	$(30)

Common Stockholders’ Equity
Other paid-in capital	$37	$37
Accumulated deficit	24	19

Total	$13	$18

This standard had no impact on Consumers’ Consolidated Financial Statements. For additional details about CMS Energy’s convertible debt instruments, see Note 8, Financings and Capitalization.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10, Earnings per Share: This standard, which was effective for CMS Energy and Consumers January 1, 2009, applies to CMS Energy’s outstanding unvested restricted stock awards. Under this standard, these awards are considered participating securities and thus are included in the computation of basic EPS. Implementation of this standard for CMS Energy reduced basic and diluted EPS by $0.01 for the twelve months ended December 31, 2009, 2008, and 2007. This standard had no impact on Consumers’ Consolidated Financial Statements.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10, Fair Value Measurements and Disclosures: This standard, which was effective for CMS Energy and Consumers April 1, 2009, provides guidance on determining whether there has been a significant decrease in market activity for an asset or liability and whether quoted prices may reflect distressed transactions. This guidance indicates that entities should not rely on distressed prices in determining fair value, but may instead use alternative valuation techniques, such as discounting future cash flows assuming an orderly transaction. This standard also requires quarterly disclosures about the inputs and valuation techniques used in fair value measurements. Previously, only annual disclosures about valuation techniques were required. See Note 5, Fair Value Measurements, for the required disclosures. This standard had no impact on CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, Investments — Debt and Equity Securities: This standard, which was effective for CMS Energy and Consumers April 1, 2009, amends the guidance for determining whether an other-than-temporary impairment has occurred for debt securities. Entities no longer need to assert both the intent and ability to hold an impaired debt security until recovery to avoid recording an other-than-temporary impairment. Instead, an entity must consider whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security prior to recovery. If either of these criteria are met, the full impairment should be recognized in earnings. If neither criterion is met, only impairments due to credit losses should be recorded in earnings, while impairments related to other factors should be recorded in other comprehensive income. This standard also includes additional disclosure requirements. This standard had no impact on CMS Energy’s or Consumers’ Consolidated Financial Statements; however, this new guidance will be incorporated in future assessments of other-than-temporary impairments of debt securities.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, codified in ASC 715-20, Compensation — Retirement Benefits — Defined Benefit Plans — General: This standard, which was effective for CMS Energy and Consumers December 31, 2009, requires expanded annual disclosures about postretirement benefit plan assets. This standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position. See Note 12, Retirement Benefits, for further information on the accounting for postretirement benefit plans and for disclosures about postretirement benefit plan assets.

EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity: This standard, which was effective for CMS Energy and Consumers January 1, 2009, establishes new criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock” for the purpose of assessing potential derivative accounting or balance sheet classification. This guidance applies to the equity conversion features in CMS Energy’s contingently convertible senior notes and preferred stock. Under the new criteria, these features remain exempt from derivative accounting, and thus, this standard had no impact on CMS Energy’s or Consumers’ Consolidated Financial Statements.

EITF Issue 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement, codified in ASC 820-10, Fair Value Measurements and Disclosures: This standard, which was effective for CMS Energy and Consumers January 1, 2009, concludes that the fair value measurement of a liability should not consider the effect of a third-party credit enhancement or guarantee supporting the liability. To comply with this standard, CMS Energy and Consumers adjusted the methods they use to determine the fair values of certain long-term debt instruments for their fair value disclosures. For the fair value disclosures, see Note 10, Financial Instruments. This standard had no impact on CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.

New Accounting Standards Not Yet Effective

SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, codified through ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets: This standard, which was effective for CMS Energy and Consumers January 1, 2010, removes the concept of a QSPE from guidance relating to transfers of financial assets and extinguishments of liabilities. It also removes the exceptions from applying guidance relating to VIEs to QSPEs. This standard revises and clarifies when an entity is required to derecognize a financial asset that it has transferred to another entity. It further clarifies how to measure beneficial interests received as proceeds in connection with a transfer of a financial asset, and introduces the concept of a “participating interest,” the conditions of which must be met for a partial asset transfer to qualify for sale accounting treatment. This standard also requires enhanced disclosures related to continuing involvement with transferred financial assets. Under this standard, future transactions entered into under Consumers’ revolving accounts receivable sales program, discussed in Note 8, Financings and Capitalization, would be accounted for as secured borrowings rather than as sales. CMS Energy and Consumers would present outstanding amounts under the program as short-term debt collateralized by accounts receivable.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified through ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities: This standard, which was effective for CMS Energy and Consumers January 1, 2010, amends the criteria used to determine which enterprise, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which enterprise (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. CMS Energy and Consumers are evaluating the impact of this standard on their Consolidated Financial Statements.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU No. 2010-06, Improving Disclosures about Fair Value Measurements: This standard expands the required quarterly disclosures about fair value measurements that are included in Note 5, Fair Value Measurements. This standard requires information on transfers in and out of Levels 1 and 2 of the fair value hierarchy. In addition, this standard requires gross reporting of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair values, rather than reporting this activity as one net amount. This standard also clarifies certain existing disclosure requirements. This standard was effective for CMS Energy and Consumers January 1, 2010, except for the gross reporting of Level 3 fair value activity, which will be effective January 1, 2011. This standard will not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position.

5: FAIR VALUE MEASUREMENTS

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

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2009:

	Total	Level 1	Level 2	Level 3
	In Millions

CMS Energy, including Consumers
Assets:
Cash equivalents	$57	$57	$—	$—
Restricted cash equivalents	12	12	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	49	49	—	—
State and municipal bonds	27	—	27	—
Derivative instruments(a)	1	—	1	—

Total	$151	$123	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments(b)	10	1	1	8

Total(c)	$15	$6	$1	$8

Consumers
Assets:
Cash equivalents	$31	$31	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	29	29	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	30	30	—	—
State and municipal bonds	16	—	16	—

Total	$115	$99	$16	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total(c)	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2009, CMS Energy’s liabilities classified as Level 3 represented 53 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2008:

	Total	Level 1	Level 2	Level 3
	In Millions

CMS Energy, including Consumers
Assets:
Cash equivalents	$176	$176	$—	$—
Restricted cash equivalents	5	5	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Mutual fund	39	39	—	—
State and municipal bonds	29	—	29	—
Derivative instruments(a)	1	—	1	—

Total	$255	$225	$30	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments(b)	20	2	2	16

Total(c)	$25	$7	$2	$16

Consumers
Assets:
Cash equivalents	$56	$56	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	19	19	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP:
Mutual fund	25	25	—	—
State and municipal bonds	19	—	19	—

Total	$127	$108	$19	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—
Derivative instruments	1	—	1	—

Total(c)	$4	$3	$1	$—

(a)	This amount is gross and excludes the immaterial impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the immaterial impact of offsetting derivative assets and liabilities under master netting arrangements and the $2 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2008, CMS Energy’s liabilities classified as Level 3 represented 64 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The SERP cash equivalents consist of a money market fund with daily liquidity, which invests in state and municipal securities. At December 31, 2008, the SERP held an investment in an S&P 500 Index mutual fund. The fund’s equity securities were listed on an active exchange. The fair value of the SERP mutual fund was based on the quoted NAV of the mutual fund, derived from the daily closing prices of the equity securities held by the fund. The NAV was the basis for transactions to buy or sell shares in the fund. In November 2009, CMS Energy and Consumers sold their interests in the fund and invested the sales proceeds in the money market fund.

CMS Energy and Consumers value their SERP state and municipal bonds using a matrix pricing model that incorporates Level 2 market-based information. The fair value of the bonds is derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade state and municipal securities normally considered by market participants when pricing such debt securities. CMS Energy and Consumers report their SERP assets in Other non-current assets on their Consolidated Balance Sheets. For additional details about SERP securities, see Note 10, Financial Instruments.

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

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. Adjustments for credit risk using the approach outlined within this paragraph are not materially different from the adjustments that would result from using credit default swap rates for the contracts presently held. For further details about derivative contracts, see Note 11, Derivative Instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs

The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy:

Twelve Months Ended December 31	2009	2008
	In Millions

Balance at January 1	$(16)	$(19)
Total gains included in earnings(a)	17	2
Purchases, sales, issuance, and settlements (net)	(9)	1

Balance at December 31	(8)	(16)

Unrealized gains included in earnings for the twelve months ended December 31 relating to assets and liabilities still held at December 31(a)	$6	$3

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue or Other operating expenses on its Consolidated Statements of Income (Loss).

6: CONTINGENCIES AND COMMITMENTS

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

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. The following provides more detail on these proceedings:

•	In 2005, CMS MST was served with a summons and complaint that named CMS Energy, CMS MST, and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs, who allege they purchased natural gas from the defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas.

•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas price reporting activities.

•	A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages, and attorneys’ fees. After dismissal on jurisdictional grounds in February 2009, plaintiffs filed a new Arandell case in Michigan. The CMS Energy defendants filed a motion to dismiss the new case on statute-of-limitations grounds and that motion remains pending. Also pending before the court is plaintiffs’ motion for reconsideration of the dismissal of the Wisconsin case.

•	Another class action complaint, Newpage Wisconsin System v. CMS ERM, CMS Energy, and Cantera Gas Company, was filed in March 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants and 19 other non-CMS Energy companies. The plaintiff is seeking consideration damages, treble damages, costs, interest, and attorneys’ fees. After removal to federal court in Wisconsin, the case was transferred to the MDL case. CMS Energy defendants have filed motions to dismiss for lack of jurisdiction and based on the statute of limitations and that motion remains pending.

•	In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against a number of energy companies, including CMS Energy, CMS MST, and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. This case is part of the MDL proceeding, but is not a class action.

After removal to federal court, the Learjet, Heartland, both Arandell cases, Newpage, and J.P. Morgan cases were transferred to the MDL case. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in February 2009, but other CMS Energy defendants remain parties. Pending before the court in all of the MDL cases are the defendants’ renewed motions for summary judgment based on FERC preemption and the plaintiffs’ motion for leave to amend their complaint to add a federal Sherman Act antitrust claim. In all but the J.P. Morgan case, there are also pending plaintiffs’ motion for class certification. These motions are not yet decided.

•	In 2005, Samuel D. Leggett, et al. v. Duke Energy Corporation, et al., a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee. The defendants include CMS Energy, CMS MST, and CMS Field Services. The complaint contains claims for violations of the Tennessee Trade Practices Act. The complaint seeks statutory full consideration damages and attorneys’ fees and injunctive relief regulating defendants’ future conduct. In 2007, the state court in Tennessee granted the motion to dismiss filed by the CMS Energy defendants. In 2008, the Tennessee Court of Appeals reversed the trial court and remanded the case for trial. The Tennessee

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supreme Court granted the defendants’ application for leave to appeal and all further proceedings in the trial court have been stayed until that appeal is resolved. Oral argument on the appeal took place in Tennessee Supreme Court in November 2009. This issue is not yet decided.

•	In 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST, and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc. alleging violation of the Missouri antitrust law, fraud, and unjust enrichment. In January 2009, all defendants were dismissed for lack of standing. In December 2009, the Missouri Court of Appeals affirmed the dismissal.

These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions. Presently, any estimate of liability would be highly speculative; the amount of CMS Energy’s possible loss would be based on widely varying models previously untested in this context. Defenses are being pursued vigorously, which could result in the dismissal of the cases completely, but CMS Energy is unable to predict the outcome of these matters. If the outcome is unfavorable, these cases could have a material adverse impact on CMS Energy’s financial condition and results of operations.

Bay Harbor: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, and under an agreement with the MDNRE, third parties constructed a golf course and park over several abandoned CKD piles left over from the former cement plant operations on the Bay Harbor site. The third parties also undertook a series of remedial actions, including constructing a leachate collection system at an identified seep. Leachate is produced when water enters into the CKD piles. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under environmental indemnities entered into at the start of the project.

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

In 2008, the MDNRE and the EPA granted permits for CMS Land or its affiliate, Beeland, to construct and operate a deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in the third quarter of 2009 and can be renewed by either party at any time. CMS Land and CMS Capital continue to seek a lower cost long-term water disposal option including using deep injection wells, permitted discharge to surface water, and disposal with a local municipal water treatment facility.

CMS Land and CMS Capital, the MDNRE, the EPA, and other parties are negotiating the long-term remedy for the Bay Harbor sites, including:

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $179 million, of which $37 million was recorded in 2009, $1 million was recorded in 2008, and $45 million was recorded in 2007 in Other operating

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses on its Consolidated Statements of Income (Loss). Several factors contributed to the revised remediation cost estimates in 2009, including increased costs related to the disposal of collected leachate and delays in identifying and securing a long-term water management solution. In addition, CMS Land and CMS Capital are projecting higher costs for operating and maintaining the existing collection system.

At December 31, 2009, CMS Energy had a recorded liability of $78 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.32 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on June 30, 2009. The undiscounted amount of the remaining obligation is $101 million. CMS Energy expects to pay $18 million in 2010, $9 million in 2011, $7 million in 2012, $5 million in 2013, and the remainder on long-term liquid disposal and operating and maintenance costs.

CMS Energy’s estimate of remedial action costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:

•	inability to secure a suitable long-term water disposal option at a reasonable cost;

•	further increases in water disposal costs under existing options;

•	delays in developing a long-term water disposal option;

•	an increase in the number of contamination areas;

•	different remediation techniques;

•	the nature and extent of contamination;

•	continued inability to reach agreement with the MDNRE or the EPA over required remedial actions;

•	delays in the receipt of requested permits;

•	delays following the receipt of any requested permits due to legal appeals of third parties;

•	additional or new legal or regulatory requirements; or

•	new or different landowner claims.

Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results. CMS Energy cannot predict the financial impact or outcome of this matter.

State Street Bank and TSU Litigation: In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of representations and warranties and seeking $9 million plus interest from CMS Viron. During the same year, CMS Viron filed a counterclaim, as well as third-party actions against TSU, Academic Capital Group, Inc., and Academic Services, Inc. for breach of contract and fiduciary duties and conversion. In December 2009, the jury rendered a verdict in favor of CMS Viron and a final judgment was rendered on January 15, 2010 awarding CMS Viron $8 million plus prejudgment interest from TSU and another $3 million plus prejudgment interest and attorneys’ fees against Academic Capital Group, Inc. and Academic Services, Inc., collectively. This verdict is affected by an agreement under which CMS Viron agreed to pay $3 million to State Street Bank regardless of the verdict. In addition, State Street Bank agreed to assign certain rights of indemnification under a lease agreement to CMS Viron in return for a two-thirds stake in any ultimate recovery from TSU. At December 31, 2009, CMS Energy had a recorded liability of $3 million for its potential obligation related to this matter.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Moroccan Tax Claim: In 2007, CMS Energy sold its 50 percent interest in Jorf Lasfar. As part of the sale agreement, CMS Energy agreed to indemnify the purchaser for 50 percent of any tax assessments on Jorf Lasfar attributable to tax years prior to the sale. In 2007, the Moroccan tax authority concluded its audit of Jorf Lasfar for tax years 2003 through 2005. The audit asserted deficiencies in certain corporate and withholding taxes. In January 2009, CMS Energy paid $18 million, which it charged against a tax indemnification liability established when it recorded the sale of Jorf Lasfar, and accordingly, the payment did not affect earnings. The Moroccan tax authority may also assess taxes for 2006. CMS Energy cannot predict the outcome of this matter. At December 31, 2009, CMS Energy had a recorded liability of $4 million for its potential indemnity obligation for corporate and withholding taxes for 2006.

Marathon Indemnity Claim regarding F.T. Barr Claim: In 2001, F. T. Barr filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas, and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. In 2004, all parties signed a confidential settlement agreement that resolved claims between Barr and the defendants. The CMS Energy defendants reserved all defenses to any indemnity claim relating to the settlement.

In April 2009, certain Marathon entities filed a case in the United States District Court for the Southern District of Texas against CMS Enterprises for indemnification in connection with this matter. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it. CMS Energy entities also will assert that Marathon has suffered minimal, if any, damages. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.

Consumers’ Electric Utility Contingencies

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Under NREPA, Consumers will ultimately incur remediation and other response activity costs at a number of sites. Consumers believes that these costs should be recoverable in rates under current ratemaking policies, but cannot guarantee that outcome. At December 31, 2009, Consumers had a recorded liability of $1 million, its estimated probable NREPA liability, in accordance with applicable accounting standards.

Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2009, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability.

The timing of payments related to Consumers’ remediation and other response activities at its Superfund and NREPA sites is uncertain. Periodically, Consumers receives information about new sites, which leads it to review its cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites,

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received a NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. Consumers has responded formally to the NOV/FOV denying the allegations. In addition, the EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants. Consumers responded to information requests from the EPA on this subject in the past. Consumers believes that it has properly interpreted the requirements of RMRR. In 2008, Consumers received a NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR and PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to NSR review.

Consumers is engaged in discussions with the EPA on all of these matters. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-fueled electric generating plants, surrender emission allowances, engage in Supplemental Environmental Programs, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. Consumers cannot predict the financial impact or outcome of these matters. Although the potential costs relating to these matters could be material and cost recovery cannot be assured, Consumers expects that it would be able to recover such costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

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

Nuclear Fuel Disposal Cost: Consumers has a recorded liability of $163 million for amounts it collected from customers before 1983 to fund the disposal of spent nuclear fuel. This amount, which includes interest of $119 million, is payable to the DOE when it begins to accept delivery of spent nuclear fuel. In conjunction with the sale of Palisades and the Big Rock ISFSI in 2007, Consumers retained this obligation and provided a letter of credit to Entergy as security for this obligation.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers’ Gas Utility Contingencies

Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no current ownership or may own only a portion of the original site. At December 31, 2009, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $35 million and $49 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.

At December 31, 2009, Consumers had a recorded liability of $35 million and a regulatory asset of $63 million that included $28 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and MGP liability.

FERC Investigation: In 2008, Consumers received a data request relating to an investigation the FERC is conducting into possible violations of the FERC’s posting and competitive bidding regulations related to releases of firm capacity on natural gas pipelines. Consumers responded to the FERC’s first data request in the first quarter of 2008. The FERC has also taken depositions and Consumers has responded to additional data requests. In August 2009, Consumers received a letter presenting the preliminary view of the FERC staff that Consumers violated a regulation in connection with certain capacity release transactions from August 2005 through October 2007. Consumers submitted a response and defense of its views to the FERC in September 2009. In February 2010, the FERC Office of Enforcement informed Consumers that it was closing the investigation without any sanctions.

Guarantees

The following table describes CMS Energy’s guarantees at December 31, 2009:

			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
	In Millions

Indemnity obligations from asset sales and other agreements	Various	Various through June 2022	$856	(a)	$16
Surety bonds and other indemnity obligations(b)	Various	Various through May 2022	12		—
Guarantees and put options(c)	Various	Various through September 2023	3		1

(a)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of loss to be remote for the indemnity obligations not recorded as liabilities.

(b)	In the normal course of business, CMS Energy issues surety bonds and indemnifications to counterparties to facilitate commercial transactions. CMS Energy would be required to pay a counterparty if the counterparty incurred losses due to a breach of contract terms or nonperformance under the contract.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c)	At December 31, 2009, the carrying amount of CMS Energy’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Energy is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.

At December 31, 2009, the maximum obligation and carrying amounts for Consumers’ guarantees were immaterial.

The following table provides additional information regarding CMS Energy’s guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances
Surety bonds and other indemnity obligations	Normal operating activity, permits and licenses	Nonperformance
Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract
	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land and CMS Capital to purchase property

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

Other Contingencies

In addition to the matters disclosed in this Note and Note 7, Utility Rate Matters, there are certain lawsuits and administrative proceedings before various courts and governmental agencies arising from the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial position, or cash flows.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual Commitments

Purchase Obligations: The following table summarizes CMS Energy’s and Consumers’ contractual cash obligations for each of the periods presented.

At December 31, 2009
		Payments Due
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	In Millions

CMS Energy, including Consumers
Purchase obligations	$14,217	$1,978	$2,853	$1,534	$7,852

Consumers
Purchase obligations	$14,217	$1,978	$2,853	$1,534	$7,852
Purchase obligations — related parties	1,737	79	169	186	1,303

Purchase obligations are long-term contracts for the purchase of commodities and services. These obligations include operating contracts used to ensure adequate supply with generating facilities that meet PURPA requirements. The commodities and services include natural gas and associated transportation, electricity, and coal and associated transportation.

The MCV PPA: Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity. The MCV PPA provides for:

•	a capacity charge of $10.14 per MWh of available capacity;

•	a fixed energy charge based on Consumers’ annual average base load coal generating plant operating and maintenance cost;

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production;

•	a $5 million annual contribution by the MCV Partnership to a renewable resources program; and

•	an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.

Capacity and energy charges, net of RCP replacement energy and benefits, under the MCV PPA were $246 million in 2009, $320 million in 2008, and $464 million in 2007. Based on a 2008 contract amendment and approval by the MPSC that allows Consumers to manage the contract more cost effectively, Consumers estimates that capacity and energy charges under the MCV PPA will range from $240 million to $330 million annually.

The Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers estimates that capacity and energy payments under the Palisades PPA will average $320 million annually. Consumers’ total purchases of capacity and energy under the PPA were $276 million in 2009, $298 million in 2008, and $180 million in 2007. For further details about Palisades, see Note 15, Leases.

7: UTILITY RATE MATTERS

Consumers’ Electric Utility Rate Matters

Power Supply Cost Recovery: The PSCR process is designed to allow Consumers to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs,

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR billing factor monthly in order to minimize the over- or underrecovery amount in the annual PSCR reconciliation.

The following table summarizes the PSCR reconciliation filings pending with the MPSC:

		Net Over/	PSCR Cost of
PSCR Year	Date Filed	(Under) recovery	Power Sold

2007	March 2008	$(42) million(a)	$1.6 billion
2008	March 2009	$2 million(b)	$1.7 billion

(a)	In the 2007 PSCR Plan, Consumers expected to offset power supply costs by including a $44 million credit for proceeds due to customers from the Palisades sale; however, the MPSC directed that those proceeds be refunded outside of the PSCR process. For additional details on the refunding of the Palisades sale proceeds, see Note 3, Utility Regulation. In May 2009, the ALJ’s proposal for decision recommended no PSCR recovery for economic development discounts of $3 million and disallowance of $4 million of net replacement power costs associated with a crane incident at Consumers’ Campbell Plant.

(b)	In February 2010, the ALJ’s proposal for decision recommended no PSCR recovery for $3 million of economic development discounts.

PSCR Plans: Consumers submitted to the MPSC its 2009 PSCR plan in September 2008 and its 2010 PSCR plan in September 2009. Under both of these plans, Consumers requested the MPSC’s approval to apply PSCR factors that include recovery of an economic development discount provided to a large industrial customer. The MPSC approved this discount in 2005 to promote long-term investments in the industrial infrastructure of Michigan.

In January 2010, the MPSC approved Consumers’ 2009 PSCR plan with the exception of the recovery of the discount for the large industrial customer. It was determined in the November 2009 electric rate case order that recovery of this discount should be provided through the electric general rates that Consumers self-implemented in May 2009. That order, however, did not address the recovery of the discount provided from January 2009 through self-implementation, which totaled $4 million. Consumers cannot predict the outcome of this matter, but will oppose any attempt to prevent recovery of the unrecovered discount.

Also in the November 2009 electric rate case order, the MPSC increased the amount of base-PSCR costs Consumers may recover in its electric general rates. As a result of this, and the MPSC’s decision to allow for recovery of the economic development discount through general rates rather than through the PSCR, Consumers filed notice with the MPSC in November, revising its proposed maximum PSCR factor for 2010. Consumers self-implemented this revised 2010 PSCR charge beginning in January 2010. While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of this proceeding.

Electric Rate Cases and Self-Implemented Rates: In November 2008, Consumers filed an application with the MPSC seeking an annual increase in revenue of $214 million based on an 11 percent authorized return on equity. The filing sought recovery of costs associated with new plant investments including Clean Air Act investments, higher operating and maintenance costs, and the approval to recover costs associated with Consumers’ smart grid program.

This was the first electric rate case under the new streamlined regulatory process enacted by the 2008 Energy Legislation. The new provisions generally allow utilities to self-implement rates six months after filing, subject to refund with interest, unless the MPSC finds good cause to prohibit self-implementation. The rate of interest to be charged on refunded amounts is LIBOR plus five percent for the appropriate period. For any portion of a refund that exceeds 25 percent of the annual revenue increase approved by the MPSC in its final order, the rate of interest charged would be Consumers’ authorized rate of return on equity. The new provisions require the MPSC to issue an order 12 months after filing, or the rates, as filed, become permanent.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2009, Consumers filed tariff sheets indicating that it planned to self-implement an electric rate increase in the annual amount of $179 million beginning in May 2009. The MPSC issued an order in May 2009 requiring that, if Consumers self-implemented the $179 million electric rate increase, it must simultaneously distribute to customers $36 million of proceeds from the April 2007 sale of Palisades. Accordingly, in May 2009, Consumers self-implemented an annual electric rate increase of $179 million, subject to refund with interest, and also implemented a one-time distribution of $36 million to customers.

In November 2009, the MPSC issued its final order in this case, authorizing Consumers to increase its rates by $139 million annually, $40 million less than the rate increase self-implemented by Consumers. The order reflects an authorized return on equity of 10.7 percent and the exclusion from rate base of amounts associated with an obligation to the DOE for nuclear fuel disposal. The order also requires Consumers to refund $73 million of proceeds remaining from the April 2007 sale of Palisades. The order adopts a “pilot” decoupling mechanism effective December 1, 2009, and which, subject to certain conditions, will allow rates to be adjusted to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The order also adopts an uncollectible expense tracking mechanism that will allow rates to be adjusted to collect or refund 80 percent of the difference between the level of uncollectible expense included in rates and actual uncollectible expense.

The MPSC directed Consumers to refund to customers the difference between the rates it self-implemented in May and the rates authorized in this order, plus interest, subject to a reconciliation proceeding. As of December 31, 2009, CMS Energy and Consumers had a recorded regulatory liability of $17 million related to this refund.

In January 2010, the MPSC granted a petition for rehearing filed by an intervener. This petition contended that, while the MPSC removed the accrued interest associated with an obligation to the DOE for nuclear fuel disposal from rate base, it failed to deduct the principal of that obligation of $44 million. The MPSC agreed and revised its calculation of Consumers’ rate base, which resulted in a $5 million decrease in Consumers’ annual electric rates. Effectively, the MPSC, through its final order and rehearing in this case, has authorized Consumers to increase its rates by $134 million annually.

In January 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $178 million based on an 11 percent authorized return on equity. The filing seeks authority to recover new investments in system reliability, environmental compliance, and technology advancements. The following table details the components of the requested increase in revenue:

Components of the increase in revenue	In Millions

Investment in rate base	$106
Operating and maintenance	49
Cost of capital	18
Gross margin	5

Total	$178

Electric Operation and Maintenance Expenditures Show-Cause Order: In December 2005, the MPSC authorized Consumers to increase its electric rates. In the same order, the MPSC ordered Consumers to spend certain amounts on future tree-trimming and line-clearing activities, as well as on the operation and maintenance of Consumers’ fossil-fueled power plants. At that time, the MPSC also ordered Consumers to establish mechanisms to track these expenditures and stated that the rate increase was subject to refund with interest if the specified amounts were not spent on these activities.

In October 2009, the MPSC issued a show-cause order alleging that, in 2007, Consumers spent $14 million less on forestry and fossil-fueled plant operation and maintenance activity than the amount ordered by the MPSC and

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that Consumers has not refunded this amount to customers. The October 2009 show-cause order directed Consumers to explain why it should not be found in violation of the MPSC’s December 2005 order and subject to applicable sanctions, and why the refunds required by that order have not yet occurred. Consumers’ response indicated that the total amount it spent on forestry and fossil-fueled plant operation and maintenance activity for the years 2006 through 2009 approximated the total amounts included in the December 2005 order for these activities. While it cannot predict the outcome of this proceeding, Consumers does not consider it probable that it will be required to provide a refund to customers. Accordingly, Consumers has not recorded a provision for revenue subject to refund.

Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired on that date. The level of funds provided by the trust fell short of the amount needed to complete decommissioning. As a result, Consumers provided $44 million of corporate contributions for decommissioning costs and recorded this amount as a regulatory asset on its Consolidated Balance Sheets.

In 2008, Consumers filed an application with the MPSC seeking to recover the $44 million Big Rock decommissioning shortfall from customers. In an order issued in February 2010, the MPSC concluded that decommissioning surcharges collected during a statutory rate freeze from 2001 through 2003 should have been deposited in the decommissioning trust fund. The MPSC agreed that Consumers was entitled to the $44 million decommissioning shortfall, but concluded that Consumers had collected this amount previously through the decommissioning surcharge in effect during the rate freeze. The MPSC ordered Consumers to refund the $64 million of revenue collected in excess of decommissioning costs, plus interest of $22 million, over eighteen months. To reflect the impacts of this MPSC rate order, Consumers has recognized an $86 million regulatory liability on its Consolidated Balance Sheets at December 31, 2009, and a charge to income of $130 million, which comprises $99 million of revenue collected during the rate freeze and $31 million of interest.

Consumers has paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and has incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. At December 31, 2009, Consumers had an $85 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.

Electric Depreciation: In February 2010, Consumers filed an electric depreciation case. As ordered by the MPSC, Consumers prepared a traditional cost-of-removal study, which supported a $46 million increase in annual depreciation.

Also in February 2010, Consumers filed an electric depreciation case for Ludington. This case, filed jointly with Detroit Edison, requests an increase in annual depreciation. Consumers’ share of this increase is $9 million. Consumers cannot predict the financial impact or outcome of these proceedings.

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

The following table summarizes the GCR reconciliation filings pending with the MPSC:

GCR Cost of
GCR Year	Date Filed	Net Underrecovery	Gas Sold

2008-2009	June 2009	$15 million	$1.8 billion

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GCR Reconciliation for 2007-2008:  In December 2009, the MPSC issued an order in Consumers’ 2007-2008 GCR reconciliation approving full recovery of $1.7 billion in gas costs and authorized Consumers to roll into its 2008-2009 GCR plan the overrecovery of $17 million.

GCR Plans:  In December 2008, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2009-2010 GCR plan year. Using the base GCR ceiling factor it proposed in this plan, Consumers self-implemented the 2009-2010 GCR charge in April 2009.

In December 2009, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2010-2011 GCR plan year. While Consumers expects to recover all of its GCR costs, it cannot predict the financial impact or outcome of these proceedings.

Gas Depreciation: In September 2009, the MPSC issued a final order in Consumers’ gas depreciation case, authorizing the use of depreciation rates filed by Consumers in August 2008. These rates, previously approved by the MPSC on an interim basis in December 2008, reduced Consumers’ depreciation expense, and its recovery of that expense, by $20 million per year. The MPSC also ordered Consumers to adopt certain standard retirement units by January 1, 2010. Consumers estimates that the use of these standard retirement units will increase maintenance expense, and recovery of that expense, by $10 million annually. In February 2010, the MPSC directed Consumers to begin implementation of the new standard retirement units at the same time it implements the final rates approved in its pending gas rate case in the spring of 2010.

Gas Rate Case: In May 2009, Consumers filed an application with the MPSC seeking an annual increase in revenue of $114 million based on an 11 percent authorized return on equity. The following table details the components of the requested increase in revenue:

Components of the increase in revenue	In Millions

Impact of sales declines	$41
Investment in rate base	40
Recovery of operating and maintenance costs	25
Return on equity	8

Total	$114

Under the new streamlined regulatory process described in the “Consumers’ Electric Utility Rate Matters — Electric Rate Case and Self-Implemented Rates” section of this Note, utilities may be allowed to self-implement rates six months after filing, subject to refund with interest, unless the MPSC finds good cause to prohibit self-implementation. In November 2009, Consumers self-implemented a gas rate increase in the annual amount of $89 million, subject to refund with interest. Consumers does not consider it probable that it will be required to refund a material portion of its self-implemented rates.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8: FINANCINGS AND CAPITALIZATION

Long-term debt at December 31 follows:

	Interest Rate (%)		Maturity	2009	2008
				In Millions

CMS Energy
Senior notes	7.750		2010	$67	$300
	8.500		2011	214	300
	6.300		2012	150	150
	Variable	(a)	2013	150	150
	6.875		2015	125	125
	6.550		2017	250	250
	8.750		2019	300	—
	3.375	(b)	2023	139	140
	2.875	(b)	2024	288	288
	5.500	(b)	2029	173	—

				$1,856	$1,703
Revolving credit facility				25	105

Total — CMS Energy				$1,881	$1,808

Consumers				$4,411	$4,297
Other CMS Energy Subsidiaries
EnerBank brokered certificates of deposit	2.727	(c)	2010-2018	214	176
Genesee tax exempt bonds	7.500		2010-2021	54	57
Grayling tax exempt bonds	Variable	(d)	2010-2012	15	19

Total — other CMS Energy subsidiaries				$283	$252
Long-term debt — related parties				$34	$178
Total CMS Energy principal amount outstanding				$6,609	$6,535
Current amounts				(672)	(489)
Net unamortized discount				(42)	(31)

Total CMS Energy Long-term debt				$5,895	$6,015

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt at December 31 follows:

	Interest Rate (%)		Maturity	2009	2008
				In Millions

Consumers
FMBs(e)	4.800		2009	$—	$200
	4.400		2009	—	150
	4.000		2010	250	250
	5.000		2012	300	300
	5.375		2013	375	375
	6.000		2014	200	200
	5.000		2015	225	225
	5.500		2016	350	350
	5.150		2017	250	250
	5.650		2018	250	250
	6.125		2019	350	350
	6.700		2019	500	—
	5.650		2020	300	300
	5.650		2035	139	142
	5.800		2035	175	175

				$3,664	$3,517
Senior notes	6.875		2018	180	180
Securitization bonds	5.566	(f)	2010-2015	243	277
Nuclear fuel disposal liability			(g)	163	162
Tax-exempt pollution control revenue bonds	Various		2010-2035	161	161

Total Consumers principal amount outstanding				$4,411	$4,297
Current amounts				(343)	(383)
Net unamortized discount				(5)	(6)

Total Consumers Long-term debt				$4,063	$3,908

(a)	CMS Energy’s variable rate senior notes bear interest at three-month LIBOR plus 95 basis points (1.234 percent at December 31, 2009 and 5.703 percent at December 31, 2008).

(b)	CMS Energy’s contingently convertible notes. See the “Contingently Convertible Securities” section in this Note for further discussion of the conversion features.

(c)	The weighted average interest rate for EnerBank’s brokered certificates of deposit was 2.727 percent at December 31, 2009 and 4.374 percent at December 31, 2008. EnerBank sells these deposits through investment brokers in large pools, with each certificate within the pool having a face value of $1,000. They cannot be withdrawn until maturity, except in the case of death or incompetence of the holder.

(d)	The interest rate for Grayling’s variable-rate tax-exempt bonds was 0.270 percent at December 31, 2009 and 0.910 percent at December 31, 2008.

(e)	The weighted-average interest rate for Consumers’ FMBs was 5.583 percent at December 31, 2009 and 5.329 percent at December 31, 2008.

(f)	The weighted-average interest rate for Consumers’ Securitization bonds was 5.566 percent at December 31, 2009 and 5.495 percent at December 31, 2008.

(g)	The maturity date of the nuclear fuel disposal liability is uncertain.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financings:  The following is a summary of significant long-term debt transactions during 2009:

	Principal	Interest Rate (%)	Issue/Retirement Date	Maturity Date
	(In Millions)

Debt Issuances:
CMS Energy
Convertible senior notes	$173	5.50%	June 2009	June 2029
Senior notes	300	8.75%	June 2009	June 2019
Consumers
FMBs	500	6.70%	March 2009	September 2019
Debt Retirements:
CMS Energy
Long-term debt — related parties(a)	$144	7.75%	June 2009	July 2027
Senior notes(b)	233	7.75%	July 2009	August 2010
Senior notes(b)	87	8.50%	July 2009	April 2011
Consumers
FMBs	200	4.80%	February 2009	February 2009
FMBs	150	4.40%	August 2009	August 2009

(a)	CMS Energy retired this debt at a discount, and recorded a gain on extinguishment of debt of $28 million in Other income on its Consolidated Statements of Income (Loss).

(b)	CMS Energy retired this debt at a premium, and recorded a loss on extinguishment of debt of $18 million in Other expense on its Consolidated Statements of Income (Loss).

In January 2010, CMS Energy issued an aggregate of $300 million of 6.25 percent senior notes due in 2020.

FMBs: Consumers secures its FMBs by a mortgage and lien on substantially all of its property. Consumers’ ability to issue FMBs is restricted by certain provisions in the First Mortgage Bond Indenture and the need for regulatory approvals under federal law. Restrictive issuance provisions in the First Mortgage Bond Indenture include achieving a two-times interest coverage ratio and having sufficient unfunded net property additions.

Regulatory Authorization for Financings: The FERC has authorized Consumers to have outstanding at any one time, up to $1.0 billion of secured and unsecured short-term securities for general corporate purposes. The remaining availability is $520 million at December 31, 2009. The FERC has also authorized Consumers to issue and sell up to $2.1 billion of secured and unsecured long-term securities for general corporate purposes. The remaining availability is $1.0 billion at December 31, 2009. The authorizations are for the period ending June 30, 2010. Any long-term issuances during the authorization period are exempt from the FERC’s competitive bidding and negotiated placement requirements.

Securitization Bonds: Certain regulatory assets owned by Consumers’ subsidiary, Consumers Funding, collateralize Consumers’ Securitization bonds. The bondholders have no recourse to Consumers’ other assets. Through its rate structure, Consumers bills customers for Securitization surcharges to fund the payment of principal, interest, and other related expenses. The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than Consumers Funding. Securitization surcharges totaled $46 million in 2009 and $53 million in 2008.

Long-Term Debt — Related Parties: CMS Energy formed a statutory wholly owned business trust for the sole purpose of issuing preferred securities and lending the gross proceeds to itself. The sole assets of the trust

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consists of the debentures described in the following table. These debentures have terms similar to those of the mandatorily redeemable preferred securities the trust issued. Under current accounting rules, CMS Energy does not hold the controlling financial interest in the trust preferred security structure. Accordingly, this entity is reflected in Long-term debt. Under ASU No. 2009-17, which is effective for CMS Energy and Consumers January 1, 2010, CMS Energy expects to consolidate CMS Energy Trust I, the issuer of the Trust Preferred Securities. For additional details on ASU No. 2009-17, see Note 4, New Accounting Standards.

The following is a summary of related party long-term debt at December 31:

Debenture and related party	Interest Rate (%)	Maturity	2009	2008
			In Millions

Convertible subordinated debentures,
CMS Energy Trust I	7.75	2027	$34	$178

Interest expense was $8 million in 2009, $14 million in 2008, and $14 million in 2007.

In the event of default, holders of the Trust Preferred Securities would be entitled to exercise and enforce the trust’s creditor rights against CMS Energy, which may include acceleration of the principal amount due on the debentures. CMS Energy has issued certain guarantees with respect to payments on the preferred securities. These guarantees, when taken together with CMS Energy’s obligations under the debentures, related indenture, and trust documents, provide full and unconditional guarantees for the trust’s obligations under the preferred securities. CMS Energy’s maximum exposure for the trust’s obligations is included on CMS Energy’s Consolidated Balance Sheets as Long-term debt in the amount of $34 million.

Debt Maturities:  At December 31, 2009, the aggregate annual contractual maturities for long-term debt for the next five years were:

	Payments Due
	2010	2011	2012	2013	2014
			In Millions

CMS Energy, including Consumers
Long-term debt	$533	$297	$543	$587	$258

Consumers
Long-term debt	$343	$37	$339	$416	$243

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at December 31, 2009:

				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available
		In Millions

CMS Energy(a)	April 2, 2012	$550	$25	$3	$522
Consumers	March 30, 2012	500	—	335	165
Consumers(b)	November 30, 2010	30	—	30	—
Consumers	August 17, 2010	150	—	—	150

(a)	CMS Energy’s average borrowings during the year ended December 31, 2009, totaled $61 million, with a weighted average annual interest rate of 1.2 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sale of Accounts Receivable: Under a revolving accounts receivable sales program, Consumers may sell eligible accounts receivable to a wholly owned, consolidated, bankruptcy-remote special-purpose entity. In turn, the special-purpose entity may sell an undivided interest in up to $250 million of the receivables, subject to certain eligibility requirements. At December 31, 2009, $250 million of accounts receivable were eligible for sale, of which $50 million were sold. At December 31, 2008, $250 million of accounts receivable were eligible for sale, of which $170 million were sold.

The purchaser of the receivables has no recourse against Consumers’ other assets for failure of a debtor to pay when due and no right to any receivables not sold. Consumers and the special-purpose entity have accounted for these transfers as sales because the transferred receivables have been legally isolated from the transferor, the transferee could pledge or exchange the receivables, and the transferor did not maintain effective control over the receivables. Consumers has not recorded a gain or loss on the receivables sold nor retained any interest in the receivables sold. Consumers continues to service the receivables sold to the special-purpose entity.

The following table summarizes certain cash flows under Consumers’ accounts receivable sales program:

Years Ended December 31	2009	2008
	In Millions

Administrative fees	$3	$1
Net cash flow as a result of accounts receivable sales	(120)	170
Collections from customers	6,024	6,060

Contingently Convertible Securities:  At December 31, 2009, the significant terms of CMS Energy’s contingently convertible securities were as follows:

			Adjusted	Adjusted
Security	Maturity	Outstanding	Conversion Price	Trigger Price
			(In Millions)

4.50% preferred stock	—	$239	$9.14	$10.96
3.375% senior notes	2023	139	9.86	11.83
2.875% senior notes	2024	288	13.62	16.35
5.50% senior notes	2029	173	14.46	18.80

CMS Energy has the right to require the 4.50 percent preferred stock to be converted if the closing price of its common stock remains at or above $11.88 for 20 of any 30 consecutive trading days, including the most recent trading day, prior to exercise. This required condition was met at December 31, 2009.

The holders of the 3.375 percent senior notes have the right to require CMS Energy to purchase the notes at par on July 15, 2013 and 2018. The holders of the 2.875 percent senior notes have the right to require CMS Energy to purchase the notes at par on December 1, 2011, 2014, and 2019.

The securities become convertible for a calendar quarter if the price of CMS Energy’s common stock remains at or above the trigger price for 20 of 30 consecutive trading days ending on the last trading day of the previous quarter. The trigger price at which these securities become convertible is 120 percent of the conversion price (130 percent for the 5.5 percent senior notes). The conversion and trigger prices are subject to adjustment in certain circumstances, including payments or distributions to CMS Energy’s common stockholders. The conversion and trigger price adjustment is made when the cumulative change in conversion and trigger prices is one percent or more. During December 2009, trigger price contingencies were met for the 4.50 percent preferred stock and 3.375 percent senior notes.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All of CMS Energy’s contingently convertible securities, if converted, require CMS Energy to pay cash up to the principal (or par) amount of the securities. Any conversion value in excess of that amount is paid in shares of CMS Energy’s common stock.

In December 2008, 125,000 shares of 4.50 percent preferred stock were tendered for conversion which resulted in the issuance of 84,592 shares of common stock and payment of $6 million in January 2009. In September 2009, 84,000 shares of 4.50 percent preferred stock were tendered for conversion which resulted in the issuance of 136,712 shares of common stock and payment of $4 million in October 2009. In October 2009, 250 ($250,000 aggregate principal amount) of its 3.375 percent convertible senior notes were tendered for conversion which resulted in the issuance of 6,634 shares of common stock and the payment of less than $1 million in November 2009.

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at December 31, 2009, payment of common stock dividends by CMS Energy was limited to $699 million.

Under the provisions of its articles of incorporation, at December 31, 2009, Consumers had $333 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from the FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

During 2009, CMS Energy received $285 million of common stock dividends from Consumers.

Capitalization: The authorized capital stock of CMS Energy consists of:

•	350 million shares of CMS Energy Common Stock, par value $0.01 per share, and

•	10 million shares of CMS Energy Preferred Stock, par value $0.01 per share.

Preferred Stock: Details about CMS Energy’s preferred stock outstanding follow:

	Number of Shares
December 31	2009	2008	2009	2008
			In Millions

4.50% convertible, authorized 10,000,000 shares	4,769,000	4,978,000	$239	$249

Preferred Stock of Subsidiary: Details about Consumers’ preferred stock outstanding follow:

		Optional
		Redemption	Number of Shares
December 31	Series	Price	2009	2008	2009	2008
					In Millions

Cumulative $100 par value,
Authorized 7,500,000 shares,
with no mandatory redemption	$4.16	$103.25	68,451	68,451	$7	$7
	$4.50	$110.00	373,148	373,148	37	37

Total Preferred stock of subsidiary					$44	$44

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9: EARNINGS PER SHARE — CMS ENERGY

The following table presents CMS Energy’s basic and diluted EPS computations based on Income (Loss) from Continuing Operations:

Years Ended December 31	2009	2008	2007
	In Millions, Except Per Share Amounts

Income (Loss) Available to Common Stockholders
Income (Loss) from Continuing Operations	$220	$301	$(120)
Less Income (Loss) Attributable to Noncontrolling Interests	(11)	(7)	(13)
Less Preferred Dividends and Redemption Premiums	(11)	(11)	(12)

Income (Loss) from Continuing Operations Available to Common Stockholders Basic and Diluted	$198	$283	$(145)

Average Common Shares Outstanding
Weighted Average Shares — Basic	227.2	225.7	224.5
Add dilutive impact of Contingently Convertible Securities	10.6	10.3	—
Add dilutive Options and Warrants	0.1	0.2	—

Weighted Average Shares — Diluted	237.9	236.2	224.5

Income (Loss) from Continuing Operations Per Average
Common Share Available to Common Stockholders
Basic	$0.87	$1.25	$(0.65)
Diluted	$0.83	$1.20	$(0.65)

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security. Had there been positive income from continuing operations for the year ended December 31, 2007, contingently convertible securities would have contributed an additional 19.7 million shares to the calculation of diluted EPS. For additional details on contingently convertible securities, see Note 8, Financings and Capitalization.

Stock Options and Warrants: For the year ended December 31, 2009, outstanding options to purchase 0.4 million shares of common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of common stock. These stock options have the potential to dilute EPS in the future. Had there been positive income from continuing operations for the year ended December 31, 2007, options and warrants to purchase 0.3 million shares of common stock would have been included in the calculation of diluted EPS.

Unvested Restricted Stock Awards: CMS Energy’s unvested restricted stock awards accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to the company if the recipient forfeits the award, they are considered participating securities. As such, unvested restricted stock awards were included in the computation of basic EPS.

Convertible Debentures: For the years ended December 31, 2009, 2008, and 2007, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:

•	increased the numerator of diluted EPS by $5 million for the year ended December 31, 2009 and by $9 million for each of the years ended December 31, 2008 and 2007, from an assumed reduction of interest expense, net of tax; and

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	increased the denominator of diluted EPS by 2.3 million shares for the year ended December 31, 2009 and by 4.2 million shares for each of the years ended December 31, 2008 and 2007.

CMS Energy can revoke the conversion rights if certain conditions are met.

10: FINANCIAL INSTRUMENTS

The carrying amounts of CMS Energy’s and Consumers’ cash, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. The cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments were as follows:

	2009		2008
	Cost or		Cost or
	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value
		In Millions

CMS Energy, including Consumers
Securities held to maturity	$4	$4	$3	$3
Securities available for sale	26	27	68	68
Notes receivable, net	269	279	186	201
Long-term debt(a)	6,567	7,013	6,504	6,069

Consumers
Securities available for sale	$24	$45	$52	$63
Long-term debt(b)	4,406	4,635	4,291	4,073

(a)	Includes current portion of long-term debt of $672 million at December 31, 2009 and $489 million at December 31, 2008.

(b)	Includes current portion of long-term debt of $343 million at December 31, 2009 and $383 million at December 31, 2008.

Notes receivable, net consist of EnerBank’s fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates current market interest rates as well as assumptions about the remaining life of the loans and credit risk. Fair values for impaired loans are estimated using discounted cash flows or underlying collateral values.

CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. For its convertible securities, CMS Energy incorporates, as appropriate, information on the market prices of CMS Energy’s common stock. CMS Energy’s long-term debt includes $286 million principal amount that is supported by third-party insurance or other credit enhancements. Of this amount, $271 million principal amount is at Consumers. The effects of this third-party credit support were excluded from the measurement of fair value at December 31, 2009, resulting in a minor reduction to the fair value amount.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes CMS Energy’s and Consumers’ investment securities:

	2009				2008
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	In Millions

CMS Energy, including Consumers
Available for sale:
SERP:
Mutual fund	$—	$—	$—	$—	$39	$—	$—	$39
Municipal bonds	26	1	—	27	29	—	—	29
Held to maturity:
Debt securities	4	—	—	4	3	—	—	3

Consumers
Available for sale:
SERP:
Mutual fund	$—	$—	$—	$—	$25	$—	$—	$25
Municipal bonds	16	—	—	16	19	—	—	19
Common stock of CMS Energy	8	21	—	29	8	11	—	19

The mutual fund classified as available for sale consisted of an investment in an S&P 500 Index mutual fund. Municipal bonds classified as available for sale consisted of investment-grade state and municipal bonds. Debt securities classified as held to maturity consisted of municipal bonds and mortgage-backed securities held by EnerBank.

During 2008, the fair value of CMS Energy’s SERP investment in the mutual fund declined from $63 million to $39 million. These amounts include the decline in fair value of Consumers’ SERP investment in equity securities from $41 million to $25 million. CMS Energy and Consumers determined that these declines in fair value were other than temporary. Accordingly, CMS Energy reclassified net unrealized losses of $24 million ($15 million net of tax) from AOCL to Other expense on the Consolidated Statements of Income (Loss) and established a new cost basis of $39 million for these investments, which was equal to fair value at December 31, 2008. Consumers reclassified net unrealized losses of $16 million ($10 million net of tax) from AOCL to Other expense on the Consolidated Statements of Income and established a new cost basis of $25 million for these investments, which was equal to fair value at December 31, 2008.

During 2009, the proceeds from CMS Energy’s sales of SERP securities were $53 million, and $8 million of gross gains were realized. These amounts include proceeds from Consumers’ sales of SERP securities of $32 million, and $5 million of realized gross gains. CMS Energy reclassified net gains of $5 million from AOCL and included this amount in net income in 2009. This amount includes Consumers’ reclassification of net gains of $3 million from AOCL, which was included in net income in 2009.

During 2008, the proceeds from CMS Energy’s and Consumers’ sales of SERP securities were $2 million, and gross gains and losses were immaterial.

During 2007, the proceeds from CMS Energy’s sales of SERP securities were $64 million, and $23 million of gross gains and $1 million of gross losses were realized. These amounts include proceeds from Consumers’ sales of SERP securities of $29 million, $11 million of realized gross gains, and $1 million of realized gross losses. CMS Energy reclassified net gains of $15 million from AOCL and included this amount in net loss in 2007. This amount

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

includes Consumers’ reclassification of net gains of $7 million from AOCL which was included in net income in 2007.

The fair values of the SERP municipal bonds by contractual maturity at December 31, 2009 were as follows:

	CMS Energy,
	including
	Consumers	Consumers
	In Millions

Due one year or less	$1	$1
Due after one year through five years	11	7
Due after five years through ten years	11	6
Due after ten years	4	2

Total	$27	$16

11: DERIVATIVE INSTRUMENTS

In order to limit exposure to certain market risks, primarily changes in commodity prices, interest rates, and foreign exchange rates, CMS Energy and Consumers may enter into various risk management contracts, such as forward contracts, futures, options, and swaps. In entering into these contracts, they follow established policies and procedures under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers. Neither CMS Energy nor Consumers holds any of its derivatives for trading purposes.

The contracts used to manage market risks may qualify as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, the contract is recorded on the balance sheet at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. Since none of CMS Energy’s or Consumers’ derivatives have been designated as accounting hedges, all changes in fair value are reported in earnings. For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 5, Fair Value Measurements.

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

CMS Energy’s and Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal they purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. For Consumers, which is subject to regulatory accounting, the resulting fair value gains and losses would be offset by changes in regulatory assets and liabilities and would not affect net income. For other subsidiaries, CMS Energy does not believe the impact on earnings would be material.

CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as swaps, options, and futures. At December 31, 2009, CMS ERM held a forward contract for the physical sale of 799

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 40 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.72 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM held forward contracts to purchase 5.6 bcf and sell 5.4 bcf of natural gas through 2010 and a financial contract to sell 0.75 bcf of natural gas as an economic hedge of gas storage sales in 2010. At December 31, 2009, CMS ERM held financial contracts through 2010 as an economic hedge against tolling arrangements with a purchase of 260 GWh of electricity and a sale of 1.67 bcf of gas.

Interest rate risk:  In order to mitigate its exposure to changes in interest rates, Grayling executed an interest rate collar as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. At December 31, 2009, the notional amount of this contract was $15 million.

At December 31, 2009, the fair value of Consumers’ derivative instruments was less than $1 million. The following table summarizes the fair values of CMS Energy’s derivative instruments:

	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
December 31, 2009	Location	Fair Value	Location	Fair Value
			In Millions

CMS Energy
Derivatives not designated as hedging instruments:
Commodity contracts(a)	Other assets	$1	Other liabilities	$9
Interest rate contracts	Other assets	—	Other liabilities	1

Total CMS Energy Derivatives		$1		$10

(a)	Assets and liabilities are presented gross and exclude the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements. The liability also excludes the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties. CMS Energy presents these assets and liabilities net of these impacts on its Consolidated Balance Sheets.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income (Loss):

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income
Twelve Months Ended December 31, 2009	Derivatives	on Derivatives
		In Millions

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$7
	Fuel for electric generation	(3)
	Cost of gas sold	(2)
	Other income	9
Interest rate contracts	Other expense	(1)
Foreign exchange contracts(a)	Other expense	(1)

Total CMS Energy		$9

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$9

(a)	This derivative loss relates to a foreign-exchange forward contract CMS Energy held at December 31, 2008. CMS Energy settled this obligation and the related derivative in January 2009.

At December 31, 2009, CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were less than $1 million.

Credit Risk:  CMS Energy’s swaps, options, and forward contracts contain credit risk, which is the risk that a counterparty will fail to meet its contractual obligations. CMS Energy reduces this risk through established policies and procedures. CMS Energy assesses credit quality by considering credit ratings, financial condition, and other available information for counterparties. A credit limit is established for counterparties based on the evaluation of its credit quality. Exposure to potential loss under each contract is monitored and action is taken when appropriate.

CMS ERM enters into contracts primarily with companies in the electric and gas industry. This industry concentration may have a positive or negative impact on CMS Energy’s exposure to credit risk based on how similar changes in economic conditions, the weather, or other conditions affect these counterparties. CMS ERM reduces its credit risk exposure by using industry-standard agreements that allow for netting positive and negative exposures associated with the same counterparty. Typically, these agreements also allow each party to demand adequate assurance of future performance from the other party, when there is reason to do so.

At December 31, 2009, if counterparties within this industry concentration all failed to meet their contractual obligations, the loss to CMS Energy on contracts accounted for as derivatives would be less than $1 million.

12: RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefit plans to employees under a number of different plans, including:

•	a non-contributory, qualified defined benefit Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005);

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	a qualified cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005;

•	a non-contributory, qualified DCCP for employees hired on or after September 1, 2005;

•	benefits to certain management employees under a non-contributory, nonqualified defined benefit SERP (closed to new participants as of March 31, 2006);

•	benefits to certain management employees under a non-contributory, nonqualified DC SERP hired on or after April 1, 2006;

•	health care and life insurance benefits under an OPEB plan;

•	benefits to a selected group of management under a non-contributory, nonqualified EISP; and

•	a contributory, qualified defined contribution 401(k) plan.

Pension Plan:  The Pension Plan includes funds for most of CMS Energy’s and Consumers’ current employees, the employees of their subsidiaries, and Panhandle, a former CMS Energy subsidiary. The Pension Plan’s assets are not distinguishable by company.

On September 1, 2005, CMS Energy and Consumers implemented the DCCP. The DCCP provides an employer contribution of five percent of base pay to the existing employees’ 401(k) plan. No employee contribution is required in order to receive the plan’s employer contribution. All employees hired on or after September 1, 2005 participate in this plan. Participants in the cash balance Pension Plan, in effect from July 1, 2003 to September 1, 2005, also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of that date. The DCCP expense for both CMS Energy and Consumers was $4 million for the year ended December 31, 2009, $3 million for the year ended December 31, 2008, and $2 million for the year ended December 31, 2007.

SERP:  SERP benefits are paid from a trust established in 1988. SERP is not a qualified plan under the Internal Revenue Code. SERP trust earnings are taxable and trust assets are included in CMS Energy’s and Consumers’ consolidated assets. The following table provides information regarding the SERP trust for CMS Energy and Consumers.

	SERP
Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Trust assets(a)	$77	$69	$95
ABO	93	80	83
Contributions	2	—	25

Consumers
Trust assets(a)	$50	$45	$53
ABO	54	47	48
Contributions	1	—	21

(a)	The assets are classified as Other non-current assets on the Consolidated Balance Sheets.

On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the defined benefit SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, will be placed in a grantor trust. For CMS Energy and Consumers, trust

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets were less than $1 million at December 31, 2009 and 2008. The assets are classified as Other non-current assets on their respective Consolidated Balance Sheets. The DC SERP expense for CMS Energy and Consumers was less than $1 million for each of the years ended December 31, 2009, 2008, and 2007.

401(k): The employer’s match for the 401(k) plan is 60 percent on eligible contributions up to the first six percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $16 million for each of the years ended December 31, 2009 and 2008, and $14 million for the year ended December 31, 2007. The total 401(k) plan cost for Consumers was $15 million for each of the years ended December 31, 2009 and 2008, and $14 million for the year ended December 31, 2007.

EISP:  CMS Energy and Consumers implemented a nonqualified EISP in 2002 to provide flexibility in separation of employment by officers, a selected group of management, or other highly compensated employees. Terms of the plan may include payment of a lump sum, payment of monthly benefits for life, payment of premiums for continuation of health care, or any other legally permissible term deemed to be in CMS Energy’s and Consumers’ best interest to offer. The EISP expense for CMS Energy and Consumers was less than $1 million for each of the years ended December 31, 2009, 2008, and 2007. The ABO for the EISP for CMS Energy, including Consumers, was $4 million at December 31, 2009 and 2008. The ABO for the EISP for Consumers was $1 million at December 31, 2009 and 2008.

OPEB:  The OPEB plan covers all regular full-time employees who are covered by the employee health care plan on the day before they retire from the company at age 55 or older and who have at least ten full years of applicable continuous service. Regular full-time employees who qualify for a Pension Plan disability retirement and have 15 years of applicable continuous service are also eligible. Retiree health care costs were based on the assumption that costs would increase 8.5 percent for those under 65 and 8.0 percent for those over 65 in 2009 and 2010. The rate of increase is assumed to slow to five percent for those under and over 65 by 2017 and thereafter.

The health care cost-trend rate assumption affects the estimated costs recorded. A change of one percentage point in the health care cost-trend assumption would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	In Millions

CMS Energy, including Consumers
Effect on total service and interest cost component	$18	$(15)
Effect on postretirement benefit obligation	$199	$(174)

Consumers
Effect on total service and interest cost component	$17	$(15)
Effect on postretirement benefit obligation	$193	$(169)

In 1992, Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Amendments: In September 2006, the FASB issued an amended standard for accounting for employers’ defined benefit pension and other postretirement plans. This standard required CMS Energy and Consumers to recognize the funded status of their defined benefit postretirement plans on their Consolidated Balance Sheets at December 31, 2006. The standard also required CMS Energy and Consumers to recognize changes in the funded status of their plans in the year in which the changes occur. In addition, the standard required that CMS Energy and Consumers change their plan measurement date from November 30 to December 31, effective December 31, 2008. In the first quarter of 2008, CMS Energy and Consumers recorded the measurement date change, which resulted in a $6 million

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

net-of-tax decrease to retained earnings, a $4 million reduction to regulatory assets, a $7 million increase in Postretirement benefit liabilities, and a $5 million increase in Deferred tax assets on its Consolidated Balance Sheets.

In April 2008, the MPSC issued an order in Consumers’ PSCR case that allowed Consumers to collect a one-time surcharge under a pension and OPEB equalization mechanism. For 2008, Consumers collected $10 million of pension and $2 million of OPEB surcharge revenue in electric rates. Consumers recorded a reduction of $12 million of equalization regulatory assets on its Consolidated Balance Sheets and an increase of $12 million of expense on its Consolidated Statements of Income. Thus, Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the year ended December 31, 2008.

Assumptions:  The following tables provide the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

Weighted Average for Benefit Obligations:

	Pension and SERP			OPEB
Years Ended December 31	2009	2008	2007	2009	2008	2007

CMS Energy, including Consumers
Discount rate(a)	5.85%	6.50%	6.40%	6.00%	6.50%	6.50%
Expected long-term rate of return on plan assets(b)	8.00%	8.25%	8.25%	7.50%	7.75%	7.75%
Mortality table(c)	2000	2000	2000	2000	2000	2000
Rate of compensation increase:
Pension	4.00%	4.00%	4.00%
SERP	5.50%	5.50%	5.50%

Weighted Average for Net Periodic Benefit Cost:

	Pension and SERP			OPEB
Years Ended December 31	2009	2008	2007	2009	2008	2007

CMS Energy, including Consumers
Discount rate(a)	6.50%	6.40%	5.65%	6.50%	6.50%	5.65%
Expected long-term rate of return on plan assets(b)	8.25%	8.25%	8.25%	7.75%	7.75%	7.75%
Mortality table(c)	2000	2000	2000	2000	2000	2000
Rate of compensation increase:
Pension	4.00%	4.00%	4.00%
SERP	5.50%	5.50%	5.50%

(a)	The discount rate is set to reflect the rates at which benefits could be effectively settled. It is set equal to the equivalent single rate that results from a yield curve analysis incorporating projected benefit payments specific to CMS Energy’s and Consumers’ pension and other postretirement benefit plans and the yields on high quality corporate bonds rated Aa or better.

(b)	CMS Energy and Consumers determine their long-term rate of return by considering historical market returns, the current and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers consider the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal is to determine a long-term rate of return that can be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets was 8.25 percent in 2009. The 2009 actual return on Pension Plan assets was 21 percent, and for 2008 the actual return was a negative 23 percent.

(c)	The mortality assumption is based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligns with the IRS prescriptions for cash funding valuations under the Pension Protection Act.

Costs:  The following tables summarize the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

	Pension and SERP
Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Net periodic pension cost
Service cost	$41	$43	$50
Interest expense	102	101	91
Expected return on plan assets	(86)	(81)	(79)
Amortization of:
Net loss	41	41	46
Prior service cost	6	6	7

Net periodic pension cost	104	110	115
Regulatory adjustment(a)	—	4	(22)

Net periodic pension cost after regulatory adjustment	$104	$114	$93

Consumers
Net periodic pension cost
Service cost	$40	$41	$47
Interest expense	97	96	84
Expected return on plan assets	(83)	(78)	(75)
Amortization of:
Net loss	40	40	44
Prior service cost	5	6	7

Net periodic pension cost	99	105	107
Regulatory adjustment(a)	—	4	(22)

Net periodic pension cost after regulatory adjustment	$99	$109	$85

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	OPEB
Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$24	$22	$25
Interest expense	80	72	69
Expected return on plan assets	(50)	(66)	(62)
Amortization of:
Net loss	33	9	22
Prior service credit	(10)	(10)	(10)

Net periodic OPEB cost	77	27	44
Regulatory adjustment(a)	—	3	(6)

Net periodic OPEB cost after regulatory adjustment	$77	$30	$38

Consumers
Net periodic OPEB cost
Service cost	$24	$21	$24
Interest expense	77	69	65
Expected return on plan assets	(46)	(61)	(57)
Amortization of:
Net loss	33	10	23
Prior service credit	(10)	(10)	(10)

Net periodic OPEB cost	78	29	45
Regulatory adjustment(a)	—	3	(6)

Net periodic OPEB cost after regulatory adjustment	$78	$32	$39

(a)	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. The pension regulatory asset had a balance of $29 million at December 31, 2009 and 2008. The OPEB regulatory asset had a balance of $5 million at December 31, 2009 and 2008.

The estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2010 for CMS Energy from the regulatory asset is $55 million and from AOCL is $3 million. The estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2010 for Consumers from the regulatory asset is $55 million. The estimated net loss and prior service credit for OPEB plans that will be amortized into net periodic benefit cost in 2010 for CMS Energy from the regulatory asset is $23 million and a decrease from AOCL of $1 million. The estimated net loss and prior service credit for OPEB plans that will be amortized into net periodic benefit cost in 2010 for Consumers from the regulatory asset is $23 million.

CMS Energy and Consumers amortize gains and losses in excess of ten percent of the greater of the benefit obligation and the MRV over the average remaining service period. The estimated time of amortization of gains and losses for CMS Energy and Consumers is 12 years for pension and 14 years for OPEB. Prior service cost amortization is established in the years in which the prior service cost first occurred, and are based on the same amortization period in all future years until the prior service costs are fully recognized. The estimated time of

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amortization of new prior service costs for CMS Energy and Consumers is 12 years for pension and ten years for OPEB.

Reconciliations:  The following tables reconcile the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

	Pension Plan
Years Ended December 31	2009	2008
	In Millions

Benefit obligation at beginning of period	$1,524	$1,565
Service cost	40	45
Interest cost	96	103
Actuarial loss (gain)	145	(66)
Benefits paid	(88)	(123)

Benefit obligation at end of period(a)	1,717	1,524

Plan assets at fair value at beginning of period	724	1,078
Actual return on plan assets	165	(231)
Company contribution	206	—
Actual benefits paid(b)	(88)	(123)

Plan assets at fair value at end of period	1,007	724

Funded status at December 31(c)(d)	$(710)	$(800)

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	SERP		OPEB
Years Ended December 31	2009	2008	2009	2008
	In Millions

CMS Energy, including Consumers
Benefit obligation at beginning of period	$95	$95	$1,266	$1,136
Service cost	1	1	24	24
Interest cost	6	7	80	78
Actuarial loss (gain)	9	(3)	106	81
Benefits paid	(5)	(5)	(53)	(53)

Benefit obligation at end of period(a)	106	95	1,423	1,266

Plan assets at fair value at beginning of period	—	—	662	852
Actual return on plan assets	—	—	117	(201)
Company contribution	5	5	56	64
Actual benefits paid(b)	(5)	(5)	(53)	(53)

Plan assets at fair value at end of period	—	—	782	662

Funded status at December 31(c)	$(106)	$(95)	$(641)	$(604)

Consumers
Benefit obligation at beginning of period	$62	$61	$1,219	$1,082
Service cost	1	1	24	23
Interest cost	4	4	77	74
Actuarial loss (gain)	6	(2)	104	91
Transfer	(4)	—	—	—
Benefits paid	(2)	(2)	(51)	(51)

Benefit obligation at end of period(a)	67	62	1,373	1,219

Plan assets at fair value at beginning of period	—	—	612	785
Actual return on plan assets	—	—	108	(185)
Company contribution	2	2	55	62
Actual benefits paid(b)	(2)	(2)	(50)	(50)

Plan assets at fair value at end of period	—	—	725	612

Funded status at December 31(c)	$(67)	$(62)	$(648)	$(607)

(a)	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. The Medicare Part D annualized reduction in net OPEB cost for CMS Energy was $19 million for 2009 and $25 million for 2008 and for Consumers was $18 million for 2009 and $24 million for 2008. The reduction for CMS Energy and Consumers includes $6 million for 2009 and $7 million for 2008 in capitalized OPEB costs.

(b)	CMS Energy received payments of $4 million in 2009 and $6 million in 2008 for the Medicare Part D subsidies. Consumers received payments of $4 million in 2009 and $5 million in 2008 for the Medicare Part D subsidies.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c)	CMS Energy’s liabilities for retirement benefits comprised $1.5 billion classified as non-current and $6 million classified as current for the year ended December 31, 2009, and $1.5 billion classified as non-current and $5 million classified as current for the year ended December 31, 2008. Consumers’ liabilities for retirement benefits comprised $1.4 billion classified as non-current and $3 million classified as current for the year ended December 31, 2009, and $1.4 billion classified as non-current and $2 million classified as current for the year ended December 31, 2008.

(d)	Of the $710 million unfunded status of the Pension Plan at December 31, 2009, $675 million was attributable to Consumers based on allocation of expenses. Of the $800 million unfunded status of the Pension Plan at December 31, 2008, $762 million was attributable to Consumers.

The following table provides pension PBO, ABO, and fair value of plan assets:

Years Ended December 31	2009	2008
	In Millions

CMS Energy, including Consumers
Pension PBO	$1,717	$1,524
Pension ABO	1,393	1,240
Fair value of Pension Plan assets	1,007	724

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: The following table summarizes the amounts recognized in regulatory assets and AOCL that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets, see Note 3, Utility Regulation.

	Pension and SERP		OPEB
Years Ended December 31	2009	2008	2009	2008
	In Millions

CMS Energy, including Consumers
Regulatory assets
Net loss	$860	$835	$604	$595
Prior service cost (credit)	27	33	(68)	(78)
AOCL
Net loss (gain)	58	50	(11)	(9)
Prior service cost (credit)	3	3	(3)	(3)

Total amounts recognized in regulatory assets and AOCL	$948	$921	$522	$505

Consumers
Regulatory assets
Net loss	$860	$835	$604	$595
Prior service cost (credit)	27	33	(68)	(78)
AOCL
Net loss	14	8	—	—
Prior service cost	1	1	—	—

Total amounts recognized in regulatory assets and AOCL	$902	$877	$536	$517

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan Assets:  The following tables summarize the fair value of CMS Energy’s and Consumers’ Pension Plan and OPEB plan assets at December 31, 2009, by asset category and by level within the fair value hierarchy. For additional details about the fair value hierarchy, see Note 5, Fair Value Measurements.

	Pension Plan
	Total	Level 1	Level 2
	In Millions

CMS Energy, including Consumers
Asset Category:
Cash and short-term investments(a)	$65	$65	$—
U.S. government and agencies securities(b)	40	—	40
Corporate debt(c)	145	—	145
State and municipal bonds(e)	4	—	4
Foreign corporate debt(f)	17	—	17
Mutual funds(h)	117	117	—
Pooled funds(i)	619	—	619

Total	$1,007	$182	$825

	OPEB Plan
	Total	Level 1	Level 2
	In Millions

CMS Energy, including Consumers
Asset Category:
Cash and short-term investments(a)	$29	$29	$—
U.S. government and agencies securities(b)	157	—	157
Corporate debt(d)	21	—	21
State and municipal bonds(e)	51	—	51
Foreign corporate debt(f)	2	—	2
Common stocks(g)	134	134	—
Mutual funds(h)	17	17	—
Pooled funds(j)	371	—	371

Total	$782	$180	$602

(a)	Cash and short-term investments consist of money market funds with daily liquidity.

(b)	U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies. These securities are valued based on quoted market prices.

(c)	Corporate debt investments in the Pension Plan represent both investment grade bonds (63 percent) and non-investment grade, high yield bonds (37 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

(d)	Corporate debt investments in the OPEB plan represent investment grade bonds (62 percent) and non-investment grade, high-yield bonds (38 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)	State and municipal bonds are valued using a matrix pricing model that incorporates Level 2 market-based information. The fair value of the bonds is derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade state and municipal securities normally considered by market participants when pricing such debt securities.

(f)	Foreign corporate debt securities are valued based on quoted market prices, when available, or on yields presently available on comparable securities of issuers with similar credit ratings.

(g)	Common stocks in the OPEB plan consist of equity securities with low transaction costs that are actively managed and that track the S&P 500 Index. These securities are valued at their quoted closing prices.

(h)	Mutual funds represent shares in registered investment companies that are priced based on the quoted NAV that is the basis for transactions to buy or sell shares in the funds.

(i)	Pooled funds in the Pension Plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. These funds include investments in U.S. equity securities (56 percent), foreign equity securities (22 percent), foreign fixed-income securities (16 percent), U.S. fixed-income securities (3 percent), and alternative investments (3 percent). These investments are valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

(j)	Pooled funds in the OPEB plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. These funds include investments in U.S. equity securities (89 percent), foreign equity securities (5 percent), foreign fixed-income securities (4 percent), U.S. fixed-income securities (1 percent) and alternative investments (1 percent). These investments are valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

The fair value of Pension Plan and OPEB plan assets classified as Level 3 at December 31, 2009 was less than $1 million.

The following table summarizes the contributions to CMS Energy’s and Consumers’ OPEB plan and Pension Plan:

Years Ended December 31	2009	2008
	In Millions

CMS Energy, including Consumers
OPEB: (a)
VEBA trust	$40	$41
401(h) component	16	10

	$56	$51
Pension(b)	$206	$—

Consumers
OPEB: (a)
VEBA trust	$39	$40
401(h) component	16	10

	$55	$50
Pension(b)	$199	$—

(a)	CMS Energy plans to contribute $71 million to its OPEB plan in 2010 and Consumers plans to contribute $70 million to its OPEB plan in 2010.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)	CMS Energy plans to contribute $19 million to its Pension Plan in 2010 and Consumers plans to contribute $18 million to its Pension Plan in 2010.

Contributions include required and discretionary amounts. Actual future contributions will depend on future investment performance, changes in discount rates, and various factors related to the populations participating in the plans.

In 2008, CMS Energy adjusted its target asset allocation for Pension Plan assets to 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments from the previous target of 60 percent equity, 30 percent fixed income, and 10 percent alternative-strategy investments. This adjustment is being made gradually by the allocation of contributions into alternative assets and the drawdown of equities to cover plan benefit payments and distributions. This revised target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

CMS Energy and Consumers established union and non-union VEBA trusts to fund their future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries. CMS Energy and Consumers have a target asset allocation of 60 percent equity and 40 percent fixed-income investments. CMS Energy and Consumers invest the equity portions of the union and non-union health care VEBA trusts in a S&P 500 Index fund. CMS Energy and Consumers invest the fixed-income portion of the union health care VEBA trust in domestic investment grade taxable instruments. CMS Energy and Consumers invest the fixed-income portion of the non-union health care VEBA trust in a diversified mix of domestic tax-exempt securities. The investment selections of each VEBA trust are influenced by the tax consequences, as well as the objective of generating asset returns that will meet the medical and life insurance costs of retirees.

Benefit Payments:  The expected benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension	SERP	OPEB(a)
	In Millions

CMS Energy, including Consumers
2010	$78	$6	$62
2011	86	6	65
2012	96	6	68
2013	106	6	71
2014	114	6	75
2015-2019	715	40	439
Consumers
2010	$76	$2	$59
2011	83	2	62
2012	92	2	65
2013	101	2	68
2014	111	2	72
2015-2019	691	12	419

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	CMS Energy’s and Consumers’ OPEB benefit payments are net of employee contributions and expected Medicare Part D prescription drug subsidy payments. For CMS Energy, subsidies to be received are estimated to be $6 million for each of 2010 and 2011, $7 million for 2012, $8 million for each of 2013 and 2014, and $50 million combined for 2015 through 2019. For Consumers, subsidies to be received are estimated to be $5 million for 2010, $6 million for 2011, $7 million for each of 2012 and 2013, $8 million for 2014, and $48 million combined for 2015 through 2019.

13: INCOME TAXES

CMS Energy and its subsidiaries file a consolidated federal income tax return and a unitary Michigan income tax return. Income taxes generally are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.

Deferred tax accounting is used for temporary differences. These occur when there are differences between the book and tax carrying amounts of assets and liabilities. ITC has been deferred and is being amortized over the estimated service lives of the related properties.

AMT paid generally becomes a tax credit that CMS Energy can carry forward indefinitely to reduce regular tax liabilities in future periods when regular taxes paid exceed the tax calculated for AMT. At December 31, 2009, CMS Energy had AMT credit carryforwards of $273 million. As these carryforwards do not expire, no valuation allowance was required.

CMS Energy also had federal tax loss carryforwards of $1.3 billion and a local tax loss carryforward of $433 million. These carryforwards expire from 2023 through 2028. Consumers’ portion of the federal tax loss carryforward was $73 million. CMS Energy and Consumers expect to use the federal tax loss carryforward prior to its expiration; thus, no valuation allowance was required. A valuation allowance of $2 million was provided for the local tax loss carryforward.

In addition, CMS Energy had general business credit carryforwards of $35 million that expire from 2010 through 2030, of which $11 million was Consumers’ portion. A valuation allowance of $2 million was provided for these items. It is reasonably possible that further adjustments will be made to the valuation allowance within one year.

Furthermore, at December 31, 2009, CMS Energy had a net benefit of $166 million for future Michigan tax deductions granted as part of the MBT legislation of 2007. This benefit comprises a $194 million benefit at Consumers, offset partially by $28 million related to CMS Energy.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The significant components of income tax expense (benefit) on continuing operations consisted of:

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Current income taxes:
Federal	$11	$4	$229
State and local	17	9	1
Income tax benefit of operating loss carryforwards	(23)	—	(209)

	5	13	21
Deferred income taxes:
Federal	86	134	(216)
State and local	28	(4)	2

	114	130	(214)
Deferred ITC, net	(4)	(4)	(4)

Tax expense (benefit)	$115	$139	$(197)

Consumers
Current income taxes:
Federal	$72	$(10)	$114
State and local	24	12	—
Income tax benefit of operating loss carryforwards	—	—	(44)

	96	2	70
Deferred income taxes:
Federal	66	200	59
State and local	5	—	—

	71	200	59
Deferred ITC, net	(4)	(4)	(4)

Tax expense (benefit)	$163	$198	$125

Current tax expense reflects the settlement of income tax audits for prior years, as well as the provision for the current year’s income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in CMS Energy’s consolidated financial statements. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

The amount of income taxes paid is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2009 are adequate for all years. The years 2002 through 2007 are under audit by the IRS.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The principal components of deferred income tax assets (liabilities) recognized on CMS Energy’s and Consumers’ Consolidated Balance Sheets are as follows:

December 31	2009	2008
	In Millions

CMS Energy, including Consumers
Current assets (liabilities):
Employee benefits	$(31)	$(96)
Gas inventory	(201)	(219)
Nuclear decommissioning (including unrecovered costs)	15	—
Reserves and accruals	33	20
Tax loss and credit carryforwards	153	148
Other	(12)	47

Net current liability	(43)	(100)

Noncurrent assets (liabilities):
Employee benefits	96	101
Foreign investments inflation indexing	30	30
Nuclear decommissioning (including unrecovered costs)	17	(20)
Property	(1,145)	(968)
Reserves and accruals	50	43
Securitized costs	(141)	(161)
Regulatory tax liability	209	205
Tax loss and credit carryforwards	766	775
Valuation allowance	(34)	(32)
Other	(79)	(28)

Net non-current liability	$(231)	$(55)

Total deferred income tax liability	$(274)	$(155)

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31	2009	2008
	In Millions

Consumers
Current assets (liabilities):
Employee benefits	$(33)	$(100)
Gas inventory	(201)	(219)
Nuclear decommissioning (including unrecovered costs)	15	—
Reserves and accruals	18	—
Tax loss and credit carryforwards	9	8
Other	(14)	34

Net current liability	(206)	(277)

Noncurrent assets (liabilities):
Employee benefits	61	80
Nuclear decommissioning (including unrecovered costs)	17	(20)
Property	(1,237)	(1,056)
Reserves and accruals	11	—
Securitized costs	(141)	(161)
Regulatory tax liability	209	205
Tax loss and credit carryforwards	223	213
Other	(69)	(53)

Net non-current liability	$(926)	$(792)

Total deferred income tax liability	$(1,132)	$(1,069)

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax expense (benefit) on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to income (loss) before income taxes as follows:

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Net income (loss) available to common stockholders	$218	$284	$(234)
Discontinued operations, net of tax	(20)	(1)	89

Net income (loss) from continuing operations	198	283	(145)
Preferred stock dividends	11	11	11
Redemption premium on preferred stock	—	—	1
Income tax expense (benefit) on continuing operations	115	139	(197)

Income (loss) from continuing operations before income taxes	324	433	(330)
Expected income tax expense (benefit) at statutory federal rate	114	152	(116)
Increase (decrease) in income taxes from:
Income tax effect of foreign investments	—	—	46
ITC amortization	(4)	(4)	(4)
Medicare Part D exempt income	(6)	(9)	(10)
Property differences	1	3	9
Research and development credit, net	(9)	—	—
State and local income taxes, net of federal benefit	21	3	—
Valuation allowance	2	(6)	(121)
Other, net	(4)	—	(1)

Income tax expense (benefit)	$115	$139	$(197)

Effective tax rate	35.5%	32.1%	59.7%

Consumers
Income from continuing operations before income taxes	$456	$562	$437
Expected income tax expense (benefit) at statutory federal rate	160	197	153
Increase (decrease) in taxes from:
ITC amortization	(4)	(4)	(4)
Medicare Part D exempt income	(6)	(8)	(9)
Property differences	1	3	9
Research and development credit, net	(7)	—	—
State and local income taxes, net of federal benefit	19	8	—
Valuation allowance	—	—	(23)
Other, net	—	2	(1)

Income tax expense	$163	$198	$125

Effective tax rate	35.7%	35.2%	28.6%

All income from continuing operations before income taxes is from domestic operations, except for 2007, which had a $197 million foreign loss.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to 2007, U.S. income taxes were not recorded on the undistributed earnings of foreign subsidiaries that had been or were intended to be reinvested indefinitely. During the first quarter of 2007, CMS Energy announced plans to sell substantially all of the foreign assets or subsidiaries. These sales resulted in the recognition in 2007 of $71 million of U.S. income tax expense associated with the change in assumption regarding permanent reinvestment of these undistributed earnings, with $46 million of this amount reflected in income from continuing operations and $25 million in discontinued operations. Additionally, gains on the sales of CMS Energy’s international investments resulted in the release of $121 million of valuation allowance during 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Balance at beginning of period	$65	$51	$151
Reductions for prior year tax positions	(6)	—	(101)
Additions for prior year tax positions	2	12	1
Additions for current year tax positions	1	2	—

Balance at end of period	$62	$65	$51

Consumers
Balance at beginning of period	$55	$41	$51
Reductions for prior year tax positions	(1)	—	(11)
Additions for prior year tax positions	2	12	1
Additions for current year tax positions	1	2	—

Balance at end of period	$57	$55	$41

Included in the balance at December 31, 2009 were $54 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. This entire amount related to Consumers. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. CMS Energy had unrecognized tax benefits of $8 million at December 31, 2009, $10 million at December 31, 2008, and $8 million at December 31, 2007 that if recognized would affect the annual effective tax rate in future years. At December 31, 2009, $3 million of such unrecognized tax benefits related to Consumers. There were no uncertain tax benefits that would reduce Consumers’ effective tax rate at December 31, 2008 and 2007. It is reasonably possible that, within the next twelve months, a settlement will be reached with the IRS on Consumers’ capitalized overhead cost methodology, a timing issue. An estimate of a settlement range cannot be made at this point.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, related to uncertain tax benefits as part of income tax expense. CMS Energy recognized less than $1 million of interest for the year ended December 31, 2009, $1 million for the year ended December 31, 2008, and $2 million for the year ended December 31, 2007. No interest has been recognized at Consumers related to uncertain tax benefits. CMS Energy had accrued interest recorded of $3 million for each of the years ended December 31, 2009 and 2008.

14: STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to key employees and non-employee directors based on their contributions to the successful management of the company. The PISP has a five-year term, expiring in May 2014.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All grants under the PISP for 2009, 2008, and 2007 were in the form of TSR restricted stock and time-lapse restricted stock. Restricted stock recipients receive shares of CMS Energy Common Stock that have full dividend and voting rights. TSR restricted stock vesting is contingent on meeting a three-year service requirement and specific market conditions. For awards granted in 2008 and 2007, half of the market condition is based on the achievement of specified levels of TSR over a three-year period and half is based on a comparison of CMS Energy’s TSR with the median total stockholders’ return of a peer group over the same three-year period. Depending on the performance of the market, a recipient may earn a total award ranging from zero to 150 percent of the initial grant. For awards granted in 2009, the market condition is based entirely on a comparison of CMS Energy’s TSR with the median stockholders’ return of a peer group over the same three-year period. Depending on the performance of the market, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock vests after a service period of three years. Restricted stock awards granted to officers in 2007 and 2008 were 80 percent TSR restricted stock and 20 percent time-lapsed restricted stock. Awards granted to officers in 2009 were 67 percent TSR restricted stock and 33 percent time-lapse restricted stock.

All restricted stock awards are subject to forfeiture if employment terminates before the end of the vesting period. If, however, certain minimum service requirements are met or are waived by action of the Compensation and Human Resources Committee of the Board of Directors, restricted shares may vest fully upon:

•	retirement;

•	disability; or

•	change of control of CMS Energy, as defined by the individual award or, in the absence of such definition, as defined by the PISP.

The PISP also allows for stock options, stock appreciation rights, phantom shares, and performance units, none of which were granted in 2009, 2008, or 2007.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6 million shares from June 2009 through May 2014, nor may such awards to any recipient exceed 500,000 shares in any fiscal year. CMS Energy and Consumers may issue awards of up to 5,285,993 shares of common stock under the PISP at December 31, 2009. Shares for which payment or exercise is in cash, as well as forfeited shares or stock options, may be awarded or granted again under the PISP.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes restricted stock activity under the PISP:

		Weighted-Average Grant
Restricted Stock	Number of Shares	Date Fair Value per Share

CMS Energy, including Consumers
Nonvested at December 31, 2008	1,804,300	$12.10
Granted(a)	799,007	13.49
Vested	(345,530)	12.73
Forfeited(b)	(238,000)	12.27

Nonvested at December 31, 2009	2,019,777	$12.52

Consumers
Nonvested at December 31, 2008	1,567,920	$12.03
Granted(a)	711,147	13.44
Vested	(281,305)	12.60
Forfeited(b)	(187,775)	12.00

Nonvested at December 31, 2009	1,809,987	$12.50

(a)	During 2009, CMS Energy granted 407,000 TSR shares and 392,007 time-lapse shares of restricted stock. During 2009, Consumers granted 351,800 TSR shares and 359,347 time-lapse shares of restricted stock.

(b)	During 2009, 224,000 TSR shares granted by CMS Energy in 2006 were forfeited due to the failure to meet the specific market conditions. During 2009, 173,775 TSR shares granted by Consumers in 2006 were forfeited due to the failure to meet the specific market conditions.

CMS Energy and Consumers charge the fair value of the awards to expense over the required service period. As a result, CMS Energy and Consumers recognize all compensation expense for share-based awards that have accelerated service provisions upon retirement by the period in which the employee becomes eligible to retire. CMS Energy and Consumers calculate the fair value of time-lapse restricted stock based on the price of CMS Energy’s common stock on the grant date. CMS Energy and Consumers calculate the fair value of TSR restricted stock awards on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy Common Stock.

The risk-free rate for each valuation was based on the three-year U.S. Treasury yield at the award grant date. The following table summarizes the significant assumptions used to estimate the fair value of the TSR restricted stock awards:

	2009	2008	2007

Expected volatility	29.79%	19.70%	19.11%
Expected dividend yield	1.96%	2.67%	1.20%
Risk-free rate	1.75%	2.83%	4.59%

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes amounts related to restricted stock awards:

	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Fair value of shares vested	$4	$2	$15
Compensation expense recognized	9	8	10
Income tax benefit recognized	3	3	3
Consumers
Fair value of shares vested	$4	$2	$10
Compensation expense recognized	8	7	7
Income tax benefit recognized	3	2	2

At December 31, 2009, there was $9 million of total unrecognized compensation cost related to restricted stock for CMS Energy and $8 million of total unrecognized compensation cost related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 1.4 years.

The following table summarizes stock option activity under the PISP:

	Options	Weighted-	Weighted-
	Outstanding,	Average	Average	Aggregate
	Fully Vested,	Exercise	Remaining	Intrinsic
	and	Price per	Contractual	Value
Stock Options	Exercisable	Share	Term	(In millions)

CMS Energy, including Consumers
Outstanding at December 31, 2008	807,540	$21.58	2.8 years	$(9)
Granted	—	—
Exercised	(58,500)	6.71
Cancelled or Expired	(168,000)	32.94

Outstanding at December 31, 2009	581,040	19.79	2.0 years	$(2)

Consumers
Outstanding at December 31, 2008	497,786	$19.81	2.9 years	$(1)
Granted	—	—
Exercised	(33,000)	$6.99
Cancelled or Expired	(86,000)	33.89

Outstanding at December 31, 2009	378,786	17.74	2.3 years	$(1)

Stock options give the holder the right to purchase common stock at the market price on the grant date. Stock options are exercisable upon grant, and expire up to ten years and one month from the grant date. CMS Energy and Consumers issue new shares when recipients exercise stock options. The total intrinsic value of stock options exercised for CMS Energy was less than $1 million in 2009, $1 million in 2008, and $9 million in 2007. The total intrinsic value of stock options exercised for Consumers was less than $1 million in 2009 and 2008 and $6 million in 2007. Cash received from exercise of these stock options in 2009 was less than $1 million for CMS Energy and less than $1 million for Consumers.

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess tax benefits upon exercise of stock options and vesting of restricted stock. Therefore, CMS Energy did not recognize the related excess tax benefits in equity. As of December 31, 2009, CMS Energy has $18 million of unrealized excess tax benefits.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the weighted average grant date fair value:

Years Ended December 31	2009	2008	2007

CMS Energy, including Consumers
Weighted average grant date fair value per share
Restricted stock granted	$13.49	$10.38	$14.18
Stock options granted(a)	—	—	—

Consumers
Weighted average grant date fair value per share
Restricted stock granted	$13.44	$10.43	$14.12
Stock options granted(a)	—	—	—

(a)	No stock options were granted in 2009, 2008, or 2007.

15:	LEASES

CMS Energy and Consumers lease various assets, including service vehicles, railcars, gas pipeline capacity, and buildings. In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

Operating leases for coal-carrying railcars have lease terms expiring over the next 15 years. These leases contain fair market value extension and buyout provisions, with some providing for predetermined extension period rentals. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months and TRAC end-of-life provisions.

Consumers has capital leases for gas transportation pipelines to the Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The capital lease for the gas transportation pipeline to Zeeland has a lease term of 12 years with a renewal provision at the end of the contract. The remaining terms of Consumers’ long-term PPAs range between 1 and 21 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Consumers is authorized by the MPSC to record both capital and operating lease payments as operating expense and recover the total cost from customers. The following table summarizes CMS Energy’s and Consumers’ capital and operating lease expenses:

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Capital lease expense	$38	$46	$34
Operating lease expense	34	28	25
Income from subleases	—	(1)	(2)
Consumers
Capital lease expense	$38	$46	$34
Operating lease expense	34	27	23

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Minimum annual rental commitments under CMS Energy’s and Consumers’ non-cancelable leases at December 31, 2009 are:

	Capital	Finance	Operating
	Leases	Lease(a)	Leases
	In Millions

CMS Energy, including Consumers
2010	$18	$22	$28
2011	17	21	28
2012	20	20	28
2013	12	20	24
2014	10	19	23
2015 and thereafter	54	114	119

Total minimum lease payments	131	216	$250

Less imputed interest	73	55

Present value of net minimum lease payments	58	161
Less current portion	9	13

Non-current portion	$49	$148

Consumers
2010	$18	$22	$28
2011	17	21	28
2012	20	20	28
2013	12	20	24
2014	10	19	23
2015 and thereafter	54	114	119

Total minimum lease payments	131	216	$250

Less imputed interest	73	55

Present value of net minimum lease payments	58	161
Less current portion	9	13

Non-current portion	$49	$148

(a)	In April 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to buy all of the capacity and energy produced by Palisades. Consumers has continuing involvement with Palisades through security provided to Entergy for Consumers’ PPA obligation, Consumers’ DOE liability, and other forms of involvement. Because of these ongoing arrangements, Consumers accounted for the transaction as a financing of Palisades and not a sale. Accordingly, no gain on the sale of Palisades was recognized on the Consolidated Statements of Income. Consumers accounted for the remaining non-real-estate assets and liabilities associated with the transaction as a sale.

Palisades remains on Consumers’ Consolidated Balance Sheets and Consumers continues to depreciate it. Consumers recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades PPA. The value of the finance obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing. Total amortization and interest charges under the financing were $23 million for each of the years ended December 31, 2009 and 2008.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16:	PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes CMS Energy’s and Consumers’ property, plant, and equipment:

	Estimated
	Depreciable
Years Ended December 31	Life in Years	2009	2008
		In Millions

CMS Energy, including Consumers
Electric:
Generation	18-85	$3,671	$3,357
Distribution	12-75	4,991	4,766
Other	7-40	574	551
Capital and finance leases(a)		289	291
Gas:
Underground storage facilities(b)	30-65	299	270
Transmission	13-75	573	473
Distribution	30-80	2,557	2,460
Other	5-50	366	398
Capital leases(a)		17	21
Enterprises:
IPP	3-45	329	329
Other	3-40	16	11
Other:	2-71	34	33
Construction work in progress		506	608
Less accumulated depreciation, depletion, and amortization(c)		4,540	4,387

Net property, plant, and equipment(d)		$9,682	$9,181

Consumers
Electric:
Generation	18-85	$3,671	$3,357
Distribution	12-75	4,991	4,766
Other	7-40	574	551
Capital and finance leases(e)		289	291
Gas:
Underground storage facilities(b)	30-65	299	270
Transmission	13-75	573	473
Distribution	30-80	2,557	2,460
Other	5-50	366	398
Capital leases(e)		17	21
Other non-utility property	7-71	15	15
Construction work in progress		505	607
Less accumulated depreciation, depletion, and amortization(f)		4,386	4,242

Net property, plant, and equipment(d)		$9,471	$8,967

(a)	Capital and finance leases presented in this table are gross amounts. Accumulated amortization of capital and finance leases was $84 million at December 31, 2009 and $79 million at December 31, 2008. Additions were $16 million and net retirements and adjustments were $22 million during 2009. Additions were $6 million and net retirements and adjustments were $3 million during 2008.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)	Included base natural gas in underground storage of $26 million at December 31, 2009 and 2008, which is not subject to depreciation.

(c)	At December 31, 2009, accumulated depreciation, depletion, and amortization included $4.4 billion from Consumers’ utility plant assets and $155 million from other plant assets. At December 31, 2008, accumulated depreciation, depletion, and amortization included $4.2 billion from Consumers’ utility plant assets and $187 million from other plant assets.

(d)	At December 31, 2009, utility plant additions were $928 million and utility plant retirements, including other plant adjustments, were $171 million. At December 31, 2008, utility plant additions were $629 million and utility plant retirements, including other plant adjustments, were $60 million.

(e)	Capital and finance leases presented in this table are gross amounts. Accumulated amortization of capital and finance leases was $84 million at December 31, 2009 and $79 million at December 31, 2008. Additions were $16 million and net retirements and adjustments were $22 million during 2009. Additions were $5 million and net retirements and adjustments were $3 million during 2008.

(f)	At December 31, 2009, accumulated depreciation, depletion, and amortization included $4.4 billion from Consumers’ utility plant assets and $1 million from non-utility plant assets. At December 31, 2008, accumulated depreciation, depletion, and amortization included $4.2 billion from Consumers’ utility plant assets and $1 million from non-utility plant assets.

Intangible Assets:  Included in net property, plant, and equipment are intangible assets. The following table summarizes CMS Energy’s and Consumers’ intangible assets:

	Amortization	2009		2008
Years Ended December 31	Life		Accumulated		Accumulated
Description	in years	Gross Cost(a)	Amortization	Gross Cost(a)	Amortization
		In Millions

CMS Energy, including Consumers
Software development	7-15	$303	$105	$370	$192
Plant acquisition adjustments	40	214	11	214	6
Rights of way	50-75	134	35	118	33
Leasehold improvements	various	13	9	11	9
Franchises and consents	n/a	15	6	14	6
Other intangibles	various	28	21	28	17

Total		$707	$187	$755	$263

Consumers
Software development	7-15	$303	$105	$370	$192
Plant acquisition adjustments	40	214	11	214	6
Rights of way	50-75	134	35	118	33
Leasehold improvements	various	13	9	11	9
Franchises and consents	n/a	15	6	14	6
Other intangibles	n/a	18	13	18	13

Total		$697	$179	$745	$259

(a)	Intangible asset additions for Consumers’ utility plant were $62 million during 2009. Intangible asset additions for Consumers’ utility plant were $163 million during 2008, which included $161 million related to the installation and operation of a new integrated business software system. Retirements were $110 million during 2009. There were no intangible asset retirements during 2008.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization expense related to intangible assets for CMS Energy (including Consumers) and Consumers was $30 million in 2009, $32 million in 2008, and $21 million in 2007. Included in total amortization expense for intangible assets was computer software amortization expense for CMS Energy (including Consumers) of $22 million in 2009, $27 million in 2008, and $21 million in 2007. Consumers’ computer software amortization expense was $22 million in 2009, $23 million in 2008, and $18 million in 2007. Amortization of intangible assets is expected to range between $30 million and $33 million per year over the next five years.

17:	ASSET RETIREMENT OBLIGATIONS

Accounting for Asset Retirement Obligations: CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities for assets that have insignificant cumulative disposal costs, such as substation batteries.

The following table lists the assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

In-Service
Company and ARO Description	Date	Long-Lived Assets

CMS Energy, Including Consumers
Close gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Indoor gas services equipment relocations	Various	Gas meters located inside structures
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge and cap	Various	Gas distribution mains and services
Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Indoor gas services equipment relocations	Various	Gas meters located inside structures
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge and cap	Various	Gas distribution mains and services

No assets have been restricted for purposes of settling AROs.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the changes in the ARO liability:

	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/08	Incurred	Settled(a)	Accretion	Revisions	12/31/09
		In Millions

CMS Energy, Including Consumers
Close gas treating plant and gas wells	$1	$—	$—	$—	$—	$1
Consumers	205	15	(8)	16	—	228

Total CMS Energy	$206	$15	$(8)	$16	$—	$229

Consumers
Coal ash disposal areas	$62	$—	$(4)	$6	$—	$64
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	36	—	(1)	3	—	38
Gas distribution cut, purge, cap	105	15	(3)	7	—	124

Total Consumers	$205	$15	$(8)	$16	$—	$228

	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/07	Incurred	Settled(a)	Accretion	Revisions	12/31/08
	In Millions

CMS Energy, Including Consumers
Close gas treating plant and gas wells	$—	$—	$—	$1	$—	$1
Consumers	198	(1)	(7)	15	—	205

Total CMS Energy	$198	$(1)	$(7)	$16	$—	$206

Consumers
Coal ash disposal areas	$59	$—	$(3)	$6	$—	$62
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	36	—	(2)	2	—	36
Gas distribution cut, purge, cap	101	(1)	(2)	7	—	105

Total Consumers	$198	$(1)	$(7)	$15	$—	$205

(a)	Cash payments of $8 million in 2009 and $7 million in 2008 were included in the Other current and non-current liabilities line in Net cash provided by operating activities on CMS Energy’s and Consumers’ Consolidated Statements of Cash Flows.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18:	JOINTLY OWNED REGULATED UTILITY FACILITIES

Consumers has investments in jointly owned regulated utility facilities, as shown in the following table:

	Ownership			Accumulated		Construction
	Share	Net Investment(a)		Depreciation		Work in Progress
December 31	(%)	2009	2008	2009	2008	2009	2008
	In Millions

Campbell Unit 3	93.3	$662	$675	$387	$360	$14	$19
Ludington	51.0	62	61	111	107	5	7
Distribution	Various	105	96	43	41	7	3

(a)	Net investment is the amount of utility plant in service less accumulated depreciation.

Consumers includes its share of the direct expenses of the jointly owned plants in Operating Expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.

19:	EQUITY METHOD INVESTMENTS

CMS Energy accounts for certain investments in other companies and partnerships using the equity method when it has significant influence, typically when ownership is more than 20 percent but less than a majority. Losses from equity method investments were $2 million in 2009, and earnings from equity method investments were $5 million in 2008 and $40 million in 2007. The amount of consolidated retained earnings that represents undistributed earnings from these equity method investments was $1 million at December 31, 2008 and $22 million at December 31, 2007.

If assets or income from continuing operations associated with any of CMS Energy’s individual equity method investments, or on an aggregate basis by any combination of equity method investments, exceed ten percent of its consolidated assets or income, then CMS Energy must present summarized financial data of that subsidiary or combination of subsidiaries. At December 31, 2009 and 2008, no individual equity method investment or combination of investments exceeded the ten percent threshold.

The following is summarized financial information for equity method investments that exceeded the ten percent threshold at December 31, 2007:

Year Ended December 31, 2007
	In Millions

Operating revenue	$598
Operating expenses	448

Operating income	150
Other expense, net	69

Net income	$81	(a)

(a)	Amounts include financial data from equity method investments through the date of sale.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20:	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Entities that are VIEs must be consolidated if the reporting company determines that it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Variable interests are contractual, ownership, or other interests in an entity that change as the fair value of the entity’s net assets, excluding variable interests, change. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. CMS Energy and Consumers examine the following factors when determining whether they are the primary beneficiary of a VIE:

•	related party agreements such as operating and maintenance agreements, power purchase agreements, and leases;

•	ownership interest; and

•	allocation of expected losses and return based on discounted cash flows at a weighted-average cost of capital.

CMS Energy is the primary beneficiary of three VIEs through its interests in the following partnerships:

Total
	Nature of		Generating
Name (Ownership Interest)	the Entity	Financing of Partnership	Capacity

T.E.S. Filer City (50)%	Coal-fueled power generator	Non-recourse long-term debt that matured in December 2007.	73 MW
Grayling (50)%	Wood waste- fueled power generator	Sale of revenue bonds that mature in November 2012 and bear interest at variable rates. The debt is recourse to the partnership, but not the individual partners, and secured by a letter of credit equal to the outstanding balance.	40 MW
Genesee (50)%	Wood waste- fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partnership and secured by a CMS Energy guarantee capped at $3 million annually.	38 MW

Total			151 MW

CMS Energy consolidated these entities for all periods presented. Total assets of these VIEs were $189 million as of December 31, 2009 and $196 million as of December 31, 2008. Total liabilities of these VIEs were $92 million as of December 31, 2009 and $99 million as of December 31, 2008.

CMS Energy has operating and management contracts with these partnerships and Consumers is the primary purchaser of power from each partnership through long-term PPAs. Consumers also has reduced dispatch agreements with Grayling and Genesee, which allow the relative facilities to be dispatched based on the market price of wood waste. This results in fuel cost savings that each partnership shares with Consumers’ customers.

The partnerships have third-party debt obligations totaling $70 million at December 31, 2009 and $76 million at December 31, 2008. Property, plant, and equipment serving as collateral for these obligations have a carrying value of $137 million at December 31, 2009 and $145 million at December 31, 2008. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through outstanding letters of credit of $2 million and a guarantee of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$6 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

Additionally, through CMS Energy’s trust preferred security structure, CMS Energy holds an interest in a VIE in which CMS Energy is not the primary beneficiary. CMS Energy’s maximum exposure to loss through its interest is limited to its related party long-term debt balance of $34 million. For additional information, see Note 8, Financings and Capitalization, “Long-Term Debt — Related Parties.”

21:	RELATED PARTY TRANSACTIONS — CONSUMERS

Consumers enters into a number of significant transactions with related parties. These transactions include:

•	purchase and sale of electricity from and to CMS Enterprises;

•	payment of parent company overhead costs to CMS Energy; and

•	investment in CMS Energy Common Stock.

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business. Consumers recorded income and expense from related parties as follows:

Description	Related Party	2009	2008	2007
		In Millions

Dividend income	CMS Energy	$1	$1	$1
Type of Expense:
Electric generating capacity and energy	Affiliates of CMS Enterprises CMS Energy and Consumers’ affiliated	(81)	(75)	(79)
Interest expense on note payable	Trust Preferred Securities Companies	—	—	(2)
Gas Transportation(a)	CMS Bay Area Pipeline L.L.C.	—	—	(1)

(a)	CMS Bay Area Pipeline, L.L.C. was sold to Lucid Energy in March 2007.

Amounts receivable from related parties for various services and employee benefits were $2 million at December 31, 2009 and 2008. Amounts payable to related parties for purchased power were $11 million at December 31, 2009 and $14 million at December 31, 2008.

Consumers owns 1.8 million shares of CMS Energy Common Stock with a fair value of $29 million at December 31, 2009. For additional details on Consumers’ investment in CMS Energy Common Stock, see Note 10, Financial Instruments.

22:	ASSET SALES, DISCONTINUED OPERATIONS, AND IMPAIRMENT CHARGES

Asset Sales

The impacts of asset sales are included in Gain on asset sales, net and Income (Loss) from Discontinued Operations in CMS Energy’s Consolidated Statements of Income (Loss) and Loss (gain) on assets sales, net in Consumers’ Consolidated Statements of Income. Asset sales for CMS Energy and Consumers were immaterial for the years ended December 31, 2009 and 2008.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes CMS Energy’s and Consumers’ asset sales for the year ended December 31, 2007:

				Disposal of
			Continuing	Discontinued
			Operations	Operations
		Cash	Pretax	Pretax
Month Sold	Business	Proceeds	Gain (Loss)	Gain (Loss)
		In Millions

CMS Energy, including Consumers
March	El Chocon(a)	$50	$34	$—
March	Argentine/Michigan businesses(b)	130	(5)	(278)
April	Palisades(c)	333	—	—
April	SENECA(d)	106	—	46
May	Middle East, Africa and India businesses(e)	792	(15)	96
June	CMS Energy Brasil S.A.(f)	201	—	3
August	GasAtacama(g)	80	—	—
October	Jamaica(h)	14	1	—
Various	Other	11	6	—

Total CMS Energy		$1,717	$21	$(133)

Consumers
April	Palisades(c)	$333	$—
Various	Other	4	2

Total Consumers		$337	$2

(a)	CMS Energy sold its interest in El Chocon to Endesa, S.A.

(b)	CMS Energy sold a portfolio of its businesses in Argentina and northern Michigan non-utility natural gas assets to Lucid Energy. Due to the settlement of certain legal proceedings, CMS Energy recognized a $17 million gain in 2007.

(c)	Consumers sold Palisades to Entergy for $380 million and, as of December 31, 2007, received $363 million after various closing adjustments. Consumers also paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI. Because of the sale of Palisades, Consumers paid the NMC, the former operator of Palisades, $7 million in exit fees and forfeited its $5 million investment in the NMC. Entergy assumed responsibility for the future decommissioning of Palisades and for storage and disposal of spent nuclear fuel located at Palisades and the Big Rock ISFSI sites.

Consumers accounted for the disposal of Palisades as a financing and thus recognized no gain on the Consolidated Statements of Income. Consumers accounted for the remaining non-real estate assets and liabilities associated with the transaction as a sale.

(d)	CMS Energy sold its ownership interest in SENECA and certain associated generating equipment to PDVSA.

(e)	CMS Energy sold its ownership interest in businesses in the Middle East, Africa, and India to TAQA.

(f)	CMS Energy sold CMS Energy Brasil S.A. to CPFL Energia S.A., a Brazilian utility.

(g)	CMS Energy sold its investment in GasAtacama to Endesa S.A.

(h)	CMS Energy sold its investment in Jamaica Power to AEI.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the sale of CMS Energy’s Argentine and Michigan assets to Lucid Energy in March 2007, CMS Energy entered into agreements that granted MEI, an affiliate of Lucid Energy, the right to any proceeds from an assignment of the ICSID award associated with TGN. The agreements also granted MEI an option to purchase CMS Gas Transmission’s ownership interests in TGN, and the rights to any proceeds CMS Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.

In June 2008, CMS Energy executed an agreement with MEI and a third party to assign the ICSID award and to sell its interests in TGN directly to the third party. In accordance with the agreements executed in March 2007, the proceeds from the assignment of the ICSID award and the sale of TGN were passed on to MEI and CMS Energy recognized an $8 million gain on the assignment of the ICSID award in Gain on asset sales, net on CMS Energy’s Consolidated Statements of Income (Loss). CMS Energy also recognized a $197 million cumulative net foreign currency translation loss related to TGN, which had been deferred as a Foreign currency translation component of stockholders’ equity. This charge was fully offset by the elimination of a $197 million Argentine currency impairment reserve on CMS Energy’s Consolidated Balance Sheets, created when it impaired its investment in TGN in March 2007. For additional details, see “Impairment Charges” within this Note.

As of December 31, 2009, $7 million remained as a deferred credit on CMS Energy’s Consolidated Balance Sheets related to MEI’s right to proceeds that CMS Enterprises will receive if it sells its stock interest in CMS Generation San Nicolas Company.

Discontinued Operations

Discontinued operations are a component of CMS Energy’s enterprises business segment. CMS Energy included the following amounts in the Income (Loss) From Discontinued Operations line on its Consolidated Statements of Income (Loss):

Years Ended December 31	2009		2008	2007
	In Millions

Revenues	$7		$14	$248

Discontinued operations:
Pretax income (loss) from discontinued operations	$33		$2	$(111)
Income tax expense (benefit)	13		1	(1)

Income (Loss) From Discontinued Operations, Net of Tax Expense (Benefit)	$20	(a)	$1	$(110	)(b)

(a)	Includes an operating loss of $11 million ($7 million after tax) at Exeter, whose assets and liabilities were reclassified as held for sale in 2009, and a loss of $3 million ($2 million after tax) related to the State Street Bank and TSU litigation at CMS Viron. For additional details on CMS Viron, see Note 6, Contingencies and Commitments.

Also includes a gain for the expiration of an indemnity obligation related to a 2007 asset sale. CMS Energy provided an indemnity to TAQA in connection with the sale of its ownership interests in businesses in the Middle East, Africa, and India, and recorded a $50 million provision for the contingent liability. This indemnity expired in 2009 and CMS Energy eliminated the liability from its balance sheet, recognizing a $45 million benefit ($28 million after tax) to Income (Loss) from Discontinued Operations, Net of Tax Expense (Benefit) and a $5 million benefit to Gain on asset sales, net.

(b)	Includes operating income of $22 million (operating loss of $9 million after tax). Also includes $133 million ($101 million after tax) net loss on disposal of assets. For details on gains and losses recognized on the disposal of discontinued operations, see “Asset Sales” within this Note.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Discontinued operations include a provision for closing costs and a portion of CMS Energy’s parent company interest expense. CMS Energy allocated interest expense of less than $1 million in 2009 and $1 million in each of the years 2008 and 2007. This allocation was equal to the net book value of the asset sold divided by CMS Energy’s total capitalization of each discontinued operation multiplied by CMS Energy’s interest expense.

Pending Asset Sales:  During the fourth quarter of 2009, management committed to a plan to sell its interest in Exeter and initiated an active program to locate potential buyers. CMS Energy expects to complete the sale of this asset in 2010. As a result, the major classes of assets and liabilities of Exeter were classified as held for sale on CMS Energy’s Consolidated Balance Sheets in 2009. They are as follows:

Years Ended December 31	2009
In Millions

Assets:
Current Assets
Cash	$1
Accounts receivable, net	1
Non-Current Assets
Property, plant, and equipment, net	8
Other	1

Total assets	$11

Liabilities:
Current Liabilities	$—
Non-Current Liabilities	—

Total liabilities	$—

Since the fair value of CMS Energy’s investment in Exeter less costs to sell exceeded the carrying amount, no charge to income was recognized as a result of Exeter being classified as held for sale.

Impairment Charges

CMS Energy recorded no impairments of long-lived assets for the years ended December 31, 2009 and 2008. Consumers recorded no impairments of long-lived assets for the years ended December 31, 2009, 2008, and 2007. The following table summarizes asset impairments at CMS Energy’s enterprises business segment for the year ended December 31, 2007:

Years Ended December 31	2007
In Millions

CMS Energy
TGN(a)	$140
GasAtacama(b)	35
Jamaica(c)	22
PowerSmith(d)	5
Prairie State(e)	2

Total CMS Energy asset impairments	$204

(a)	CMS Energy recorded a $215 million impairment charge to recognize the reduction in fair value of its investment in TGN, a natural gas business in Argentina. The impairment included a cumulative net foreign

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

currency translation loss of $197 million. In 2007, CMS Energy recognized a $75 million deferred credit in Asset impairment charges on its Consolidated Statements of Income (Loss).

(b)	In 2007, CMS Energy recorded an impairment charge to reflect the fair value of its investment in GasAtacama as determined in sale negotiations.

(c)	CMS Energy recorded an impairment charge to reflect the fair value of its investment in an electric generating plant in Jamaica by discounting a set of probability-weighted streams of future operating cash flows.

(d)	CMS Energy recorded an impairment charge to reflect the fair value of its investment in PowerSmith as determined in sale negotiations.

(e)	CMS Energy recorded an impairment charge to reflect its withdrawal from the co-development of Prairie State with Peabody Energy because the project did not meet CMS Energy’s investment criteria.

23:	REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate performance based on the net income (loss) available to common stockholders of each segment. The reportable segments for CMS Energy and Consumers are:

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

Accounting policies for CMS Energy’s and Consumers’ segments are as described in Note 1, Significant Accounting Policies. The consolidated financial statements reflect the assets, liabilities, revenues, and expenses of the individual segments when appropriate. Accounts are allocated among the segments when common accounts are attributable to more than one segment. The allocations are based on certain measures of business activities, such as revenue, labor dollars, customers, other operation and maintenance expense, construction expense, leased property, taxes, or functional surveys. For example, customer receivables are allocated based on revenue, and pension provisions are allocated based on labor dollars.

Inter-segment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income (loss) available to common stockholders by segment.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide financial information by reportable segment:

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Operating Revenue:
Electric utility	$3,407	$3,594	$3,443
Gas utility	2,556	2,827	2,621
Enterprises	216	365	370
Other	26	21	17

Total Operating Revenue — CMS Energy	$6,205	$6,807	$6,451

Consumers
Operating Revenue:
Electric utility	$3,407	$3,594	$3,443
Gas utility	2,556	2,827	2,621

Total Operating Revenue — Consumers	$5,963	$6,421	$6,064

CMS Energy, including Consumers
Income (Loss) from Equity Method Investees(a)
Enterprises	$(2)	$5	$39
Other	—	—	1

Total Income (Loss) from Equity Method Investees — CMS Energy	$(2)	$5	$40

CMS Energy, including Consumers
Depreciation and Amortization:
Electric utility	$441	$438	$397
Gas utility	118	136	127
Enterprises	10	10	11
Other	1	4	4

Total Depreciation and Amortization — CMS Energy	$570	$588	$539

Consumers
Depreciation and Amortization:
Electric utility	$441	$438	$397
Gas utility	118	136	127

Total Depreciation and Amortization — Consumers	$559	$574	$524

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2009	2008	2007
	In Millions

CMS Energy, including Consumers
Interest Charges:
Electric utility	$225	$185	$192
Gas utility	66	60	69
Enterprises	5	6	9
Other	139	149	177

Total Interest Charges — CMS Energy	$435	$400	$447

Consumers
Interest Charges:
Electric utility	$225	$185	$193
Gas utility	66	60	70
Other	1	2	1

Total Interest Charges — Consumers	$292	$247	$264

CMS Energy, including Consumers
Income Tax Expense (Benefit):
Electric utility	$107	$153	$100
Gas utility	56	45	47
Enterprises	4	(10)	(183)
Other	(52)	(49)	(161)

Total Income Tax Expense (Benefit) — CMS Energy	$115	$139	$(197)

Consumers
Income Tax Expense (Benefit):
Electric utility	$107	$153	$100
Gas utility	56	45	47
Other	—	—	(22)

Total Income Tax Expense (Benefit) — Consumers	$163	$198	$125

CMS Energy, including Consumers
Net Income (Loss) Available to Common Stockholders:
Electric utility	$194	$271	$196
Gas utility	96	89	87
Enterprises	(7)	13	(412)
Discontinued operations	20	1	(89)
Other	(85)	(90)	(16)

Total Net Income (Loss) Available to Common Stockholders — CMS Energy	$218	$284	$(234)

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2009	2008	2007
	In Millions

Consumers
Net Income Available to Common Stockholder:
Electric utility	$194	$271	$196
Gas utility	96	89	87
Other	1	2	27

Total Net Income (Loss) Available to Common Stockholder — Consumers	$291	$362	$310

CMS Energy, including Consumers
Investments in Equity Method Investees:(a)
Enterprises	$3	$5	$6
Other	6	6	5

Total Investments in Equity Method Investees — CMS Energy	$9	$11	$11

CMS Energy, including Consumers
Property, Plant and Equipment, Gross
Electric utility	$9,525	$8,965	$8,555
Gas utility	3,812	3,622	3,467
Enterprises	345	340	341
Other	34	33	34

Total Property, Plant and Equipment — CMS Energy	$13,716	$12,960	$12,397

Consumers
Property, Plant and Equipment, Gross
Electric utility	$9,525	$8,965	$8,555
Gas utility	3,812	3,622	3,467
Other	15	15	15

Total Property, Plant and Equipment — Consumers	$13,352	$12,602	$12,037

CMS Energy, including Consumers
Total Assets:
Electric utility(b)	$9,157	$8,904	$8,492
Gas utility(b)	4,594	4,565	4,102
Enterprises	303	313	982
Other	1,202	1,119	604

Total Assets — CMS Energy	$15,256	$14,901	$14,180

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2009	2008	2007
	In Millions

Consumers
Total Assets:
Electric utility(b)	$9,157	$8,904	$8,492
Gas utility(b)	4,594	4,565	4,102
Other	871	777	807

Total Assets — Consumers Energy	$14,622	$14,246	$13,401

CMS Energy, including Consumers
Capital Expenditures:(c)
Electric utility	$557	$553	$1,319
Gas utility	270	241	168
Enterprises	7	3	5

Total Capital Expenditures — CMS Energy	$834	$797	$1,492

Consumers
Capital Expenditures:(c)
Electric utility	$557	$553	$1,319
Gas utility	270	241	168

Total Capital Expenditures — Consumers	$827	$794	$1,487

Geographic Areas:

	2009	2008	2007
	In Millions

CMS Energy, including Consumers(d)
United States
Operating revenue(e)	$6,205	$6,807	$6,449
Operating income	$696	$798	$151
Total Assets	$15,253	$14,898	$14,175

International
Operating revenue(e)	$—	$—	$2
Operating income (loss)	$—	$1	$(150)
Total Assets	$3	$3	$5

(a)	Consumers has no material equity method investments.

(b)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

(c)	Amounts include purchase of nuclear fuel and capital lease additions. Amounts also include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

(d)	Consumers has no international assets, international operating revenues, or international operating income.

(e)	Revenues are based on the country location of customers.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collective Bargaining Agreements:  At December 31, 2009, the Union represented 43 percent of CMS Energy’s employees and 44 percent of Consumers’ employees. The Union represents Consumers’ operating, maintenance, construction, and call center employees. Union contracts expire in June and August of 2010.

24:	QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	2009
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
	In Millions, Except Per Share Amounts

CMS Energy, including Consumers
Operating revenue	$2,104	$1,225	$1,263	$1,613
Operating income	209	150	229	108
Income from continuing operations	75	55	76	14
Income (loss) from discontinued operations(a)	(1)	25	(1)	(3)
Net income	74	80	75	11
Income attributable to noncontrolling interests	1	2	6	2
Net income attributable to CMS Energy	73	78	69	9
Preferred dividends	3	3	2	3
Net income available to common stockholders	70	75	67	6
Income from continuing operations per average common share — basic	0.32	0.22	0.30	0.04
Income from continuing operations per average common share — diluted	0.31	0.21	0.29	0.03
Basic earnings per average common share(b)	0.31	0.33	0.29	0.03
Diluted earnings per average common share(b)	0.30	0.32	0.28	0.02
Common stock prices(c)
High	12.20	12.30	13.64	16.04
Low	10.09	10.98	11.78	13.05
Consumers
Operating revenue	$2,034	$1,182	$1,204	$1,543
Operating income	203	174	218	94
Net income	99	72	101	21
Preferred dividends	1	—	1	—
Net income available to common stockholder	98	72	100	21

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2008
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31

CMS Energy, including Consumers
Operating revenue	$2,180	$1,361	$1,425	$1,841
Operating income	252	154	212	181
Income from continuing operations	107	49	81	64
Income (loss) from discontinued operations(a)	1	(1)	1	—
Net income	108	48	82	64
Income attributable to noncontrolling interests	3	1	2	1
Net income attributable to CMS Energy	105	47	80	63
Preferred dividends	3	3	2	3
Net income available to common stockholders	102	44	78	60
Income from continuing operations per average common share — basic	0.45	0.20	0.34	0.26
Income from continuing operations per average common share — diluted	0.43	0.18	0.32	0.26
Basic earnings per average common share(b)	0.45	0.20	0.35	0.26
Diluted earnings per average common share(b)	0.43	0.18	0.33	0.26
Common stock prices(c)
High	17.16	15.83	14.91	12.58
Low	13.35	13.78	12.09	8.81
Consumers
Operating revenue	$2,091	$1,263	$1,307	$1,760
Operating income	250	139	199	178
Net income	130	60	91	83
Preferred dividends	1	—	1	—
Net income available to common stockholder	129	60	90	83

(a)	Net of tax.

(b)	Sum of the quarters may not equal the annual earnings per share due to changes in shares outstanding.

(c)	Based on New York Stock Exchange composite transactions.

Quarterly numbers differ from those previously reported due to CMS Energy’s reclassification of an IPP owned by CMS Enterprises as held for sale, with its operating results now reported as discontinued operations, and due to adjustments associated with Consumers’ November 2009 electric rate order. In accordance with the accounting rules that apply to certain adjustments of utility revenue under ratemaking processes, CMS Energy and Consumers recorded the impacts of the rate order that were specifically identifiable with prior interim periods of 2009 as revisions to those periods.

CMS ENERGY CORPORATION
CONSUMERS ENERGY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impacts of November 2009 electric rate order:

	2009
Quarters Ended	March 31	June 30	Sept. 30
	In Millions, Except Per Share Amounts

CMS Energy, including Consumers
Operating revenue	$—	$(2)	$(9)
Operating income	2	2	(11)
Net income (loss) available to common stockholders	1	1	(6)
Basic earnings per average common share	0.01	—	(0.03)
Diluted earnings per average common share	—	—	(0.03)
Consumers
Operating revenue	$—	$(2)	$(9)
Operating income	2	2	(11)
Net income available to common stockholder	1	1	(6)

Impacts of reclassification of IPP as held for sale:

	2009
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
	In Millions

CMS Energy, including Consumers
Operating revenue	$(2)	$(1)	$(2)	$—
Operating income	2	6	2	—

		2008
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
		In Millions

CMS Energy, including Consumers
Operating revenue	$(4)	$(4)	$(3)	$(3)
Operating income	(1)	(1)	—	1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index           appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A(T). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2010

(This page intentionally left blank)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

CMS Energy

None.

Consumers

None.

ITEM 9A. CMS ENERGY’S CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting: CMS Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). CMS Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMS Energy;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CMS Energy are being made only in accordance with authorizations of management and directors of CMS Energy; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CMS Energy’s assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2009. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting:  There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9A(T). CONSUMERS’ CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting: Consumers’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Consumers’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consumers;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Consumers are being made only in accordance with authorizations of management and directors of Consumers; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Consumers’ assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2009. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

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

Consumers

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CMS Energy

Information that is required in Item 10 regarding executive officers is included in Item 1 in the Business, CMS Energy Executive Officers section, which is incorporated by reference in this Item 10.

Information that is required in Item 10 regarding directors, executive officers, and corporate governance is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

CODE OF ETHICS

CMS Energy adopted a code of ethics that applies to its CEO, CFO and CAO, as well as all other officers and employees of CMS Energy and its affiliates, including Consumers. On January 29, 2010, CMS Energy’s Board of Directors approved amendments to this code of ethics. A summary of those amendments as well as the complete code of ethics entitled “Code of Conduct and Guide to Ethical Business Behavior 2010” are posted on CMS Energy’s website at www.cmsenergy.com, under “Compliance and Ethics”. CMS Energy’s Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors. Any amendment to, or waiver of, a provision of CMS Energy’s code of ethics that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions will be disclosed on CMS Energy’s website at www.cmsenergy.com under “Compliance and Ethics.”

CMS Energy has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct”. This Board of Directors Code of Conduct can also be found on CMS Energy’s website at www.cmsenergy.com. The Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors, or if none, by disinterested members of the entire Board of Directors.

Consumers

Information that is required in Item 10 regarding executive officers is included in Item 1 in the Business, Consumers Executive Officers section, which is incorporated by reference in this Item 10.

Information that is required in Item 10 regarding Consumers’ directors, executive officers, and corporate governance is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

CODE OF ETHICS

Consumers adopted a code of ethics that applies to its CEO, CFO and CAO, as well as all other officers and employees of Consumers and its affiliates. On January 29, 2010, Consumers’ board of directors approved amendments to this code of ethics. A summary of those amendments as well as the complete code of ethics entitled “Code of Conduct and Guide to Ethical Business Behavior 2010” are posted on Consumers’ website at www.consumersenergy.com, under “Compliance and Ethics”. Consumers’ Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of Consumers’ board of directors. Any amendment to, or waiver of, a provision of Consumers’ code of ethics that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions will be disclosed on Consumers’ website at www.consumersenergy.com under “Compliance and Ethics.”

Consumers has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct”. This Board of Directors Code of Conduct can also be found on Consumers’ website at www.consumersenergy.com. The Consumers Board of Directors Code of Conduct is administered by the Audit Committee of Consumers’ board of directors. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of Consumers’ board of directors, or if none, by disinterested members of the entire board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Information that is required in Item 11 regarding executive compensation of CMS Energy’s and Consumers’ executive officers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

OFFICER INCENTIVE COMPENSATION PLAN

On February 23, 2010, the C&HR Committees approved the payout of cash bonuses for 2009 under the Annual Officer Incentive Compensation Plan. The C&HR Committees approved achievement of the composite plan performance factor resulting in payout under this plan at 148 percent.

On January 28, 2010, the C&HR Committees approved the material terms of this plan, including the 2010 corporate performance goals thereunder. This plan includes the material terms detailed below, although the specific target levels for the corporate performance goals vary from year to year.

Corporate Performance:  The composite plan performance factor depends on corporate performance in two areas as described in the plan: (1) the adjusted net income per outstanding CMS Energy common share, called Plan EPS; and (2) the corporate free cash flow of CMS Energy, called CFCF. Plan EPS performance constitutes 60 percent of the composite plan performance factor and CFCF performance constitutes 40 percent of the composite plan performance factor. There will be a payout under the plan if either Plan EPS performance is not less than ten cents below target EPS or CFCF is not less than $100 million below target CFCF. Even if only one but not both of these target minimums is achieved, a partial payout would result. The composite plan performance factor to be used for payouts is capped at a maximum of 200 percent. Annual awards under the plan to Consumers’ officers may be reduced by ten percent in the event that there is no payout to non-officer, non-union employees under a separate Consumers’ employee incentive plan and may be increased by ten percent in the event that the maximum payout is made to non-officer, non-union employees under the Consumers’ employee incentive plan.

Annual Award Formula:  Annual awards for each eligible officer will be based upon a standard award percentage of the officer’s base salary as in effect for the performance year. The maximum amount that can be awarded under the plan for any Internal Revenue Code Section 162(m) employee will not exceed $2.5 million in any one performance year. Annual awards for officers will be calculated and made as follows: Individual Award = Base Salary times Standard Award Percentage times Performance Factor Percentage. The standard award percentages for officers are based on individual salary grade levels, which were increased slightly from 2009 plan percentages.

Payment of Annual Awards:  All annual awards for a performance year will be paid in cash no later than March 15 of the calendar year following the performance year provided that they first have been reviewed and approved by the C&HR Committees, and provided further that the annual award for a particular performance year has not been deferred voluntarily. The amounts required by law to be withheld for income and employment taxes will be deducted from the annual award payments. All annual awards become the obligation of the company on whose payroll the employee is enrolled at the time the C&HR Committees make the annual award.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in each company’s Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

(a)(2)	Index to Financial Statement Schedules.

		Page

Schedule I	Condensed Financial Information of Registrant CMS Energy-Parent Company
	Condensed Statements of Income (Loss)	185
	Statements of Cash Flows	186
	Condensed Balance Sheets	187
	Notes to Condensed Financial Statements	190
Schedule II	Valuation and Qualifying Accounts and Reserves
	CMS Energy Corporation	191
	Consumers Energy Company	191
Report of Independent Registered Public Accounting Firm
	CMS Energy Corporation	172
	Consumers Energy Company	173

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

CMS ENERGY’S AND CONSUMERS’ EXHIBITS

The agreements included as exhibits to this Form 10-K filing are included to solely provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers or other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect. The statements were qualified by disclosures to the parties to each of the agreements and may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied to other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated.

The representations and warranties may not describe the actual state of affairs of the parties to each agreement. Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com and through the SEC’s website at http://www.sec.gov.

	Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

(3)(a)	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (2nd qtr. 2009 Form 10-Q)
(3)(b)	1-9513	3.01	—	CMS Energy Corporation Bylaws, amended and restated as of August 14, 2009 (Form 8-K filed August 18, 2009)
(3)(c)	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (2000 Form 10-K)
(3)(d)	1-5611	3.02	—	Consumers Energy Company Bylaws, amended and restated as of August 14, 2009 (Form 8-K filed August 18, 2009)
(4)(a)	2-65973	(b)(1)-4	—	Indenture dated as of September 1, 1945, between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
(4)(a)(i)	1-5611	(4)(a)	—	71st dated as of 3/06/98 (1997 Form 10-K)
(4)(a)(ii)	1-5611	(4)(d)	—	90th dated as of 4/30/03 (1st qtr. 2003 Form 10-Q)
(4)(a)(iii)	1-5611	(4)(a)	—	91st dated as of 5/23/03 (3rd qtr. 2003 Form 10-Q)
(4)(a)(iv)	1-5611	(4)(b)	—	92nd dated as of 8/26/03 (3rd qtr. 2003 Form 10-Q)
(4)(a)(v)	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
(4)(a)(vi)	333-120611	(4)(e)(xv)	—	97th dated as of 9/1/04 (Consumers Form S-3 dated November 18, 2004)
(4)(a)(vii)	1-5611	4.4	—	98th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
(4)(a)(viii)	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (2004 Form 10-K)
(4)(a)(ix)	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
(4)(a)(x)	1-5611	4.2	—	102nd dated as of 4/13/05 (Form 8-K filed April 13, 2005)
(4)(a)(xi)	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

(4)(a)(xii)	1-5611	4(b)	—	105th dated as of 3/30/07 (2007 Form 10-K)
(4)(a)(xiii)	1-5611	4(a)	—	106th dated as of 11/30/07 (2007 Form 10-K)
(4)(a)(xiv)	1-5611	(4)(a)	—	107th dated as of 3/1/08 (1st qtr. 2008 Form 10-Q)
(4)(a)(xv)	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
(4)(a)(xvi)	1-5611	4.1	—	109th dated as of 9/11/08 (Form 8-K filed September 16, 2008)
(4)(a)(xvii)	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
(4)(a)(xviii)	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
(4)(b)	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (1995 Form 10-K)
(4)(c)	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (1997 Form 10-K)
(4)(d)	33-47629	(4)(a)*	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
Indentures Supplemental thereto:
(4)(d)(i)	333-58686	(4)(a)*	—	11th dated as of 3/29/01 (Form S-8 filed April 11, 2001)
(4)(d)(ii)	1-9513	(4)(d)(i)*	—	15th dated as of 9/29/04 (2004 Form 10-K)
(4)(d)(iii)	1-9513	(4)(d)(ii)*	—	16th dated as of 12/16/04 (2004 Form 10-K)
(4)(d)(iv)	1-9513	4.2*	—	17th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
(4)(d)(v)	1-9513	4.2*	—	18th dated as of 1/19/05 (Form 8-K filed January 20, 2005)
(4)(d)(vi)	1-9513	4.2*	—	19th dated as of 12/13/05 (Form 8-K filed December 15, 2005)
(4)(d)(vii)	1-9513	4.2*	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
(4)(d)(viii)	1-9513	4.3*	—	21st dated as of 7/3/07 (Form 8-K filed July 5, 2007)
(4)(d)(ix)	1-9513	4.1*	—	22nd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
(4)(d)(x)	1-9513	4.3*	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
(4)(d)(xi)	1-9513	4.1*	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
(4)(e)	1-9513	(4a)*	—	Indenture dated as of June 1, 1997, between CMS Energy and The Bank of New York Mellon, as trustee (Form 8-K filed July 1, 1997)
Indentures Supplemental thereto:
(4)(e)(i)	1-9513	(4)(b)*	—	1st dated as of 6/20/97 (Form 8-K filed July 1, 1997)
(10)(a)	1-9513	(10)(d)*	—	$300 million Seventh Amended and Restated Credit Agreement dated as of April 2, 2007 among CMS Energy Corporation, the Banks, the Administrative Agent, Collateral Agent, Syndication Agent and Documentation Agents all defined therein and Amendment No. 1 dated as of December 19, 2007 (3rd qtr. 2009 Form 10-Q)
(10)(b)	1-9513	(10)(b)*	—	Amendment No. 2 to the $300 million Seventh Amended and Restated Credit Agreement dated as of January 23, 2009 (2008 Form 10-K)
(10)(c)	1-9513	(10)(e)*	—	Assumption and Acceptance to the $300 million Seventh Amended and Restated Credit Agreement dated January 8, 2008 (3rd qtr. 2009 Form 10-Q)
(10)(d)	1-9513	10(b)*	—	Fourth Amended and Restated Pledge and Security Agreement dated as of April 2, 2007 among CMS Energy and Collateral Agent, as defined therein (2007 Form 10-K)
(10)(e)	1-9513	10(c)*	—	Amended and Restated Cash Collateral Agreement dated as of April 2, 2007, made by CMS Energy to the Administrative Agent for the lenders and Collateral Agent, as defined therein (2007 Form 10-K)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

(10)(f)	1-5611	(10)(f)	—	$500 million Fourth Amended and Restated Credit Agreement dated as of March 30, 2007 among Consumers Energy Company, the Banks, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agents all as defined therein (3rd qtr. 2009 Form 10-Q)
(10)(g)	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (3rd qtr. 2009 Form 10-Q)
(10)(h)	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (3rd qtr. 2009 Form 10-Q)
(10)(i)	1-9513	(10)(g)	—	2004 Form of Change-in-Control Agreement (2007 Form 10-K)
(10)(j)	1-9513	10.1	—	CMS Energy’s Performance Incentive Stock Plan effective February 3, 1988, amended and restated effective June 1, 2009 (Form 8-K filed May 27, 2009)
(10)(k)	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (2007 Form 10-K)
(10)(l)	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (2008 Form 10-K)
(10)(m)	1-9513	(10)(m)	—	Annual Officer Incentive Compensation Plan for CMS Energy Corporation and its Subsidiaries effective January 1, 2004, amended and restated effective as of January 1, 2008 (2008 Form 10-K)
(10)(n)	1-9513	(10)(n)	—	Amendment to the Officer’s Incentive Compensation Plan dated December 21, 2008 (2008 Form 10-K)
(10)(o)	1-9513	(10)(k)	—	Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers Energy Company effective January 1, 1982, as further amended December 1, 2007 (2007 Form 10-K)
(10)(p)	1-9513	(10)(p)	—	Amendment to the Defined Benefit Supplemental Executive Retirement Plan dated December 21, 2008 (2008 Form 10-K)
(10)(q)	1-9513	(10)(l)	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as further amended effective December 1, 2007 (2007 Form 10-K)
(10)(r)	1-9513	(10)(r)	—	Amendment to the Defined Contribution Supplemental Executive Retirement Plan dated December 21, 2008 (2008 Form 10-K)
(10)(s)	1-9513	(10)(s)	—	2009 Form of Change in Control Agreement (2008 Form 10-K)
(10)(t)	1-9513	(10)(t)	—	2009 Form of Officer Separation Agreement (2008 Form 10-K)
(10)(u)	1-9513	(10)(v)	—	Amended and Restated Investor Partner Tax Indemnification Agreement dated as of June 1, 1990 among Investor Partners, CMS Midland as Indemnitor and CMS Energy as Guarantor (1990 Form 10-K)
(10)(v)	1-9513	(10)(y)*	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (1990 Form 10-K)
(10)(w)	1-5611	(10)(y)	—	Unwind Agreement dated as of December 10, 1991 by and among CMS Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC Development Corp. and CMS Midland Holdings Company (1991 Form 10-K)
(10)(x)	1-5611	(10)(aa)*	—	Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development (1991 Form 10-K)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

(10)(y)	1-5611	(10)(i)	—	Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer (3rd qtr. 2009 Form 10-Q)
(10)(z)	1-5611	(10)(j)	—	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company (3rd qtr. 2009 Form 10-Q)
(10)(aa)	1-9513	(10)(k)*	—	Agreement of Purchase and Sale, by and between CMS Enterprises Company and Abu Dhabi National Energy Company PJSC dated as of February 3, 2007 (3rd qtr. 2009 Form 10-Q)
(10)(bb)	1-9513	10.1*	—	Common Agreement dated March 12, 2007 between CMS Enterprises Company and Lucid Energy, LLC (Form 8-K filed March 14, 2007)
(10)(cc)	1-9513	(10)(l)*	—	Agreement of Purchase and Sale dated March 12, 2007 by and among CMS Enterprises Company, CMS Energy Investment, LLC, and Lucid Energy, LLC and Michigan Pipeline and Processing, LLC (3rd qtr. 2009 Form 10-Q)
(10)(dd)	1-9513	(10)(m)*	—	Agreement of Purchase and Sale dated March 12, 2007 by and among CMS Enterprises Company, CMS Generation Holdings Company, CMS International Ventures, LLC, and Lucid Energy, LLC and New Argentine Generation Company, LLC (3rd qtr. 2009 Form 10-Q)
(10)(ee)	1-5611	(10)(p)	—	Purchase and Sale Agreement by and between Broadway Gen Funding, LLC as Seller and Consumers Energy Company as Buyer dated as of May 24, 2007 (3rd qtr. 2009 Form 10-Q)
(10)(ff)	1-9513	(10)(a)*	—	Form of Indemnification Agreement between CMS Energy Corporation and its Directors, effective as of November 1, 2007 (3rd qtr. 2007 Form 10-Q)
(10)(gg)	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers Energy Company and its Directors, effective as of November 1, 2007 (3rd qtr. 2007 Form 10-Q)
(10)(hh)	1-5611	10.1	—	$200 million Letter of Credit Reimbursement Agreement dated as of November 30, 2007 between Consumers Energy Company and the Bank of Nova Scotia (Form 8-K filed December 6, 2007)
(10)(ii)	1-5611	(10)(tt)	—	First Amendment to Reimbursement Agreement dated as of September 25, 2008 (2008 Form 10-K)
(10)(jj)	1-5611	(10)(c)	—	Second Amendment to Reimbursement Agreement dated as of September 25, 2009 (3rd qtr. 2009 Form 10-Q)
(10)(kk)	1-5611	10.1	—	$150 million Amended and Restated Revolving Credit Agreement dated as of August 18, 2009 among Consumers Energy Company, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein (Form 8-K filed August 21, 2009)
(10)(ll)	1-5611	(10)(t)	—	Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers Energy Company and Midland Cogeneration Venture Limited Partnership dated as of June 9, 2008 (3rd qtr. 2009 Form 10-Q)
(10)(mm)	1-5611	(10)(u)	—	Receivables Purchase Agreement dated as of May 22, 2003 (as modified by Amendments 1-15) among Consumers Receivables Funding II, LLC, Consumers Energy Company, Falcon Asset Securitization Corporation, The Financial Institutions from time to time parties hereto, as Financial Institutions, and Bank One, NA, as Administrative Agent (3rd qtr. 2009 Form 10-Q)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

(10)(nn)	1-5611	(10)(b)	—	Amendment No. 16 to the Receivables Purchase Agreement dated as of April 29, 2009 (1st qtr. 2009 Form 10-Q)
(10)(oo)	1-5611	(10)(b)	—	Amendment No. 17 to the Receivables Purchase Agreement dated as of September 3, 2009 (3rd qtr. 2009 Form 10-Q)
(10)(pp)			—	Amendment No. 18 to the Receivables Purchase Agreement dated as of February 12, 2010
(10)(qq)	1-5611	(10)(v)	—	Receivables Sale Agreement, dated as of May 22, 2003, between Consumers Energy Company, as Originator and Consumers Receivables Funding II, LLC, as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006 (3rd qtr. 2009 Form 10-Q)
(10)(rr)			—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009
(10)(ss)			—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010
(10)(tt)	1-9513	(10)(a)	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, effective January 1, 2004, amended and restated, effective as of January 1, 2009 (1st qtr. 2009 Form 10-Q)
(12)(a)			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
(12)(b)			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
(21)			—	Subsidiaries of CMS Energy and Consumers
(23)(a)			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
(23)(b)			—	Consent of PricewaterhouseCoopers LLP for Consumers
(24)(a)			—	Power of Attorney for CMS Energy
(24)(b)			—	Power of Attorney for Consumers
(31)(a)			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(b)			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(c)			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(d)			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)(a)			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)(b)			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

Exhibits listed above that have heretofore been filed with the SEC pursuant to various acts administered by the SEC, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Statements of Income (Loss)

Years Ended December 31	2009	2008	2007
	In Millions

Operating Expenses
Depreciation and amortization	$—	$(3)	$(3)
Gain on asset sales, net	—	—	81
Other operating expense	(10)	(5)	(10)

	(10)	(8)	68

Operating Income (Loss)	(10)	(8)	68

Other Income (Expense)
Equity earnings (losses) of subsidiaries	310	433	(142)
Interest income	—	1	3
Other income (expense)	12	(4)	(24)

	322	430	(163)

Interest Charges
Interest on long-term debt	124	127	153
Interest on preferred securities	8	14	14
Intercompany interest expense and other	8	48	70

	140	189	237

Income (Loss) Before Income Taxes	172	233	(332)
Income Tax Benefit	(57)	(62)	(140)

Income (Loss) From Continuing Operations	229	295	(192)
Loss From Discontinued Operations	—	—	(30)

Net Income (Loss)	229	295	(222)
Preferred Dividends	11	11	11
Redemption Premium on Preferred Stock	—	—	1

Net Income (Loss) Available to Common Stockholders	$218	$284	$(234)

The accompanying condensed notes are an integral part of these statements

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Statements of Cash Flows

Years Ended December 31	2009	2008	2007
	In Millions

Cash Flows From Operating Activities
Net income (loss)	$229	$295	$(222)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Equity (earnings) losses of subsidiaries	(310)	(433)	142
Dividends received from subsidiaries	340	1,247	251
Depreciation and amortization	—	3	3
Gain on sale of assets	—	—	(81)
Decrease (increase) in accounts receivable	(2)	—	11
Increase (decrease) in accounts payable	16	(2)	(3)
Decrease in legal settlement liability	—	—	(125)
Change in other assets and liabilities	7	(55)	(51)

Net cash provided by (used in) operating activities	730	1,055	(75)

Cash Flows From Investing Activities
Investment in subsidiaries	(100)	(22)	(660)
Changes in notes receivable, net	—	—	42

Net cash used in investing activities	(100)	(22)	(618)

Cash Flows From Financing Activities
Proceeds from bank loans and notes	718	665	400
Proceeds from issuance of common stock	9	9	15
Retirement of bank loans and notes	(788)	(570)	(958)
Payment of common stock dividends	(114)	(82)	(45)
Payment of preferred stock dividends	(11)	(11)	(11)
Redemption of preferred stock	(4)	(1)	(1)
Debt issuance costs and financing fees	(5)	—	(1)
Changes in notes payable, net	(15)	(1,043)	1,294

Net cash provided by (used in) financing activities	(180)	(1,033)	693

Net Change in Cash and Temporary Cash Investments	$—	$—	$—
Cash and Temporary Cash Investments, Beginning of Period	$—	$—	$—
Cash and Temporary Cash Investments, End of Period	$—	$—	$—

The accompanying condensed notes are an integral part of these statements

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Balance Sheets

December 31	2009	2008
	In Millions

Assets
Current Assets
Cash and temporary cash investments	$—	$—
Notes and accrued interest receivable	1	1
Accrued taxes receivable	—	41
Accounts receivable, including intercompany and related parties	6	4
Deferred income taxes	7	5

	14	51

Property, Plant and Equipment, at cost	16	16
Less accumulated depreciation	(15)	(15)

	1	1

Non-current Assets
Deferred income taxes	371	340
Investment in Subsidiaries	4,591	4,913
Other investment — SERP	17	16
Other	46	40

	5,025	5,309

Total Assets	$5,040	$5,361

The accompanying condensed notes are an integral part of these statements

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS ENERGY — PARENT COMPANY

Condensed Balance Sheets

December 31 2009 2008
In Millions

	2009	2008
	In Millions

Stockholders’ Investment and Liabilities
Current Liabilities
Current portion of long-term debt	$207	$—
Accounts and notes payable, including intercompany and related parties	258	615
Accrued interest, including intercompany	24	35
Accrued taxes	13	—
Other	5	11

	507	661

Non-Current Liabilities
Postretirement benefits	22	21

Capitalization
Long-term debt
Senior Notes	1,673	1,808
Related Party	34	178
Unamortized Discount	(37)	(26)
Common stockholders’ equity	2,602	2,476
Nonredeemable preferred stock	239	243

	4,511	4,679

Total Stockholders’ Investment and Liabilities	$5,040	$5,361

The accompanying condensed notes are an integral part of these statements

(This page intentionally left blank)

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Notes to Condensed Financial Statements

1:	Guaranty

CMS Energy has issued a guaranty on behalf of its wholly owned subsidiary, CMS ERM, to support its payment obligations to a third party under certain commodity purchase or swap agreements. CMS Energy’s maximum potential obligation under the guaranty is $5 million, plus expenses.

CMS ENERGY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2009, 2008, and 2007

	Balance at	Charged	Charged/Accrued		Balance
	Beginning	to	to Other		at End
Description	of Period	Expense	Accounts	Deductions	of Period
	(In Millions)

Accumulated provision for uncollectible accounts:
2009	$26	$54	$—	$57	$23
2008	$21	$51	$—	$46	$26
2007	$25	$37	$7	$34	$21
Deferred tax valuation
allowance:
2009	$32	$—	$2	$—	$34
2008	$32	$—	$7	$7	$32
2007	$72	$—	$81	$121	$32
Allowance for notes receivable, including related parties:
2009	$34	$—	$2	$30	$6
2008	$33	$—	$1	$—	$34
2007	$101	$—	$1	$69	$33

CONSUMERS ENERGY COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2009, 2008, and 2007

	Balance at	Charged	Charged/Accrued		Balance
	Beginning	to	to Other		at End
Description	of Period	Expense	Accounts	Deductions	of Period
	(In Millions)

Accumulated provision for uncollectible accounts:
2009	$24	$47	$—	$50	$21
2008	$16	$47	$—	$39	$24
2007	$14	$33	$—	$31	$16
Deferred tax valuation allowance:
2009	$—	$—	$—	$—	$—
2008	$—	$—	$—	$—	$—
2007	$15	$—	$8	$23	$—

(This page intentionally left blank)

(This page intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2010.

CMS ENERGY CORPORATION

By	/s/ David W. Joos
David W. Joos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 1st day of March 2010.

Signature		Title

(i)	Principal executive officer:

	/s/ David W. Joos David W. Joos	President and Chief Executive Officer

(ii)	Principal financial officer:

	/s/ Thomas J. Webb Thomas J. Webb	Executive Vice President and Chief Financial Officer

(iii)	Controller or principal accounting officer:

	/s/ Glenn P. Barba Glenn P. Barba	Vice President, Controller and Chief Accounting Officer

(iv)	A majority of the Directors:

	* Merribel S. Ayres	Director

	* Jon E. Barfield	Director

	* Stephen E. Ewing	Director

	* Richard M. Gabrys	Director

	* David W. Joos	Director

	* Philip R. Lochner, Jr.	Director

Signature		Title

	* Michael T. Monahan	Director

	* Joseph F. Paquette. Jr.	Director

	* Percy A. Pierre	Director

	* Kenneth L. Way	Director

	* Kenneth Whipple	Director

	* John B. Yasinsky	Director

*By	/s/ Thomas J. Webb Thomas J. Webb, Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2010.

CONSUMERS ENERGY COMPANY

By	/s/ David W. Joos
David W. Joos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 1st day of March 2010.

Signature		Title

(i)	Principal executive officer:

	/s/ David W. Joos David W. Joos	Chief Executive Officer

(ii)	Principal financial officer:

	/s/ Thomas J. Webb Thomas J. Webb	Executive Vice President and Chief Financial Officer

(iii)	Controller or principal accounting officer:

	/s/ Glenn P. Barba Glenn P. Barba	Vice President, Controller and Chief Accounting Officer

(iv)	A majority of the Directors:

	* Merribel S. Ayres	Director

	* Jon E. Barfield	Director

	* Stephen E. Ewing	Director

	* Richard M. Gabrys	Director

	* David W. Joos	Director

	* Philip R. Lochner, Jr.	Director

	* Michael T. Monahan	Director

Signature		Title

	* Joseph F. Paquette. Jr.	Director

	* Percy A. Pierre	Director

	* Kenneth L. Way	Director

	* Kenneth Whipple	Director

	* John B. Yasinsky	Director

*By	/s/ Thomas J. Webb Thomas J. Webb, Attorney-in-Fact

(This page intentionally left blank)

(This page intentionally left blank)

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description

(10)(pp)	—	Amendment No. 18 to the Receivables Purchase Agreement dated as of February 12, 2010
(10)(rr)	—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009
(10)(ss)	—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010
(12)(a)	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
(12)(b)	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
(21)	—	Subsidiaries of CMS Energy and Consumers
(23)(a)	—	Consent of PricewaterhouseCoopers LLP for CMS Energy
(23)(b)	—	Consent of PricewaterhouseCoopers LLP for Consumers
(24)(a)	—	Power of Attorney for CMS Energy
(24)(b)	—	Power of Attorney for Consumers
(31)(a)	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(b)	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(c)	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(d)	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)(a)	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)(b)	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002