Form 10-Q
period 2010-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2010-04-23
CIK 201533, 811156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
CMS Energy Corporation: Yes ☐ No ☑   Consumers Energy Company: Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 21, 2010:

CMS Energy Corporation:

CMS Energy Common Stock, $.01 par value	229,896,872

Consumers Energy Company:

Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended
March 31, 2010

Page
Glossary	3
Filing Format	8
Forward-Looking Statements and Information	8

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
CMS Energy Corporation	31
Consumers Energy Company	39
Notes to Consolidated Financial Statements	46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	80

Item 4. Controls and Procedures	80
Item 4T. Controls and Procedures	80

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	80
Item 1A. Risk Factors	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3. Defaults Upon Senior Securities	81
Item 5. Other Information	81
Item 6. Exhibits	82
Signatures	84
EX-10.A
EX-10.B
EX-10.C
EX-10.D
EX-10.E
EX-10.F
EX-10.G
EX-10.H
EX-12.A
EX-12.B
EX-31.A
EX-31.B
EX-31.C
EX-31.D
EX-32.A
EX-32.B

GLOSSARY
Certain terms used in the text and financial statements are defined below.

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524

2009 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2009

ALJ	Administrative Law Judge

AOC	Administrative Order on Consent

ASU	FASB Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Chrysler	Chrysler LLC, a non-affiliated company

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $0.01 per share

CMS Energy Trust I	A wholly owned business trust formed for the sole purpose of issuing preferred securities and lending the proceeds to CMS Energy

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Generation	CMS Generation Co., a former wholly owned subsidiary of CMS Enterprises

CMS International Ventures	CMS International Ventures LLC, a subsidiary of CMS Enterprises in which CMS Enterprises owns a 61.49 percent interest and CMS Gas Transmission owns a 37.01 percent interest

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

Detroit Edison	The Detroit Edison Company, a non-affiliated company

D.C.	District of Columbia

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

Exeter	Exeter Energy Limited Partnership, a limited partnership owned directly and indirectly by HYDRA-CO

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	Federal Energy Regulatory Commission

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a variable interest entity in which HYDRA-CO has a 50 percent interest

GM	General Motors Corporation, a non-affiliated company

Grayling	Grayling Generating Station Limited Partnership, a variable interest entity in which HYDRA-CO has a 50 percent interest

GWh	Gigawatt-hour (a unit of energy equal to one million kilowatt-hours)

HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises

IPP	Independent power producer or independent power production

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

ITC	Income tax credit

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)

LIBOR	London Interbank Offered Rate

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company

MBT	Michigan Business Tax

MD&A	Management’s Discussion and Analysis

MDL	A pending multi-district litigation case in Nevada

MDNRE	Michigan Department of Natural Resources and Environment, which, effective January 17, 2010 as a result of department reorganizations, is the successor to the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources

MGP	Manufactured gas plant

MISO	Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt-hour (a unit of energy equal to one million watt-hours)

NAV	Net asset value

NOV	Notice of Violation

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, formerly owned by Consumers

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers, and CMS Energy

PFD	Proposal for decision

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

QSPE	Qualifying special-purpose entity

REC	Renewable energy credit established under the 2008 Energy Legislation

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

T.E.S Filer City	T.E.S. Filer City Station Limited Partnership, a variable interest entity in which HYDRA-CO has a 50 percent interest

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a former wholly owned subsidiary of CMS Panhandle Holding, LLC

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

TSU	Texas Southern University, a non-affiliated entity

Union	Utility Workers Union of America, AFL-CIO

U.S	United States

VIE	Variable interest entity

FILING FORMAT
This combined Form 10-Q is separately filed by CMS Energy and Consumers. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ securities and holders of such securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities. Similarly, none of Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in CMS Energy’s and Consumers’ 2009 Form 10-K.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the troubled economy (particularly in Michigan) and the risk of future volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:
•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population decline in the geographic areas where CMS Energy and Consumers conduct business;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or laws regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants;

•	coal ash;

•	cooling water discharge from power plants or other industrial equipment;

•	limitations on the use or construction of coal-fueled electric power plants;

•	renewable portfolio standards and energy efficiency mandates; and

•	any other potential legislative changes, including changes to the ten-percent ROA limit;
•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including but not limited to those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:
•	sufficient and timely recovery of:
•	environmental and safety-related expenditures;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	costs associated with the proposed retirement and decommissioning of facilities;

•	MISO energy and transmission costs; and

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards;
•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	actions of regulators with respect to the implementation of the “pilot” decoupling mechanism and an uncollectible expense tracking mechanism described in the November 2009 MPSC electric rate case order;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates;

•	authorization of a new coal-fueled plant; and

•	implementation of new energy legislation or revisions of existing regulations;
•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer load to alternative energy suppliers;

•	potentially adverse regulatory treatment concerning a number of significant matters affecting Consumers that are presently before the MDNRE;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of the electric decoupling mechanism in moderating the impact of sales variability on net revenues;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	the impact of expanded enforcement powers and investigation activities at the FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and new banking regulations on EnerBank;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2010 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of new federal health care legislation on current or future health care costs;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including the F.T. Barr matter and claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	new or revised interpretations of GAAP by regulators, which could affect how accounting principles are applied, and could impact future periods’ financial statements or previously filed financial statements;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
For additional details regarding these and other uncertainties, see the “Outlook” section included in MD&A, Note 3, Contingencies and Commitments, Note 4, Utility Rate Matters, Note 10, Income Taxes, and Part II, Item 1A. Risk Factors.

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a combined report of CMS Energy and Consumers. It has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with MD&A contained in CMS Energy’s and Consumers’ 2009 Form 10-K.
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
CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services, electric distribution and generation, gas transmission, storage, and distribution, and other energy-related services. Their businesses are affected primarily by:
•	regulation and regulatory matters;

•	economic conditions;

•	weather;

•	energy commodity prices;

•	interest rates; and

•	CMS Energy’s and Consumers’ securities credit ratings.
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
Among Consumers’ planned capital investments is its proposed new 830 MW coal-fueled power plant. In September 2009, the MPSC staff issued a report to the MDNRE on Consumers’ needs-and-alternatives analysis for the proposed coal-fueled plant, concluding that the long-term capacity need was unjustified without the retirement of certain existing coal-fueled power plants from its fleet and that the proposed coal-fueled plant is only one alternative out of a range of alternatives that Consumers may use to fill the projected capacity need. In December 2009, the MDNRE issued an air permit for the proposed coal-fueled plant, with the condition that Consumers retire 638 MW of its existing coal-fueled generation, and potentially an additional 320 MW, depending on customer needs. The MDNRE’s condition regarding plant retirements is consistent with Consumers’ balanced energy initiative.
Consumers’ planned capital investments also include renewable energy projects. Consumers expects to spend $570 million on renewable energy investments through 2014. The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. In compliance with this legislation, Consumers filed a renewable energy plan with the MPSC in February 2009 outlining its plans to build or contract for additional renewable energy capacity. At the same time, Consumers filed an energy optimization plan, also called for by the 2008 Energy Legislation, under which Consumers will promote energy efficiency and provide incentives to reduce customer usage. In May 2009, the MPSC approved the energy optimization plan and, with minor exceptions, the renewable energy plan.
Another significant planned capital investment is Consumers’ smart grid program, which will provide enhanced controls over and information about energy usage, as well as timely notification of service interruptions. Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment.
Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings with the MPSC. In February 2010, the MPSC issued an order requiring that Consumers refund to customers $86 million collected during a rate freeze from 2001 to 2003; the MPSC determined that these funds should have been placed in a decommissioning trust fund. Consumers has filed an appeal of this order. In November 2009, Consumers self-implemented a gas rate increase in the annual amount of $89 million, subject to refund with interest. Consumers expects to receive a final MPSC rate order in its gas rate case in May 2010. In March 2010, the ALJ issued a PFD that recommended an annual increase in gas rates of $69 million, as well as adoption of a decoupling mechanism. Further, in January 2010, Consumers filed an application with the MPSC seeking an annual increase in electric revenue of $178 million based on an 11 percent authorized return on equity.
Another area of importance for CMS Energy and Consumers is environmental regulation. There is uncertainty associated with federal legislative and regulatory proposals related to the regulation of carbon dioxide emissions, particularly associated with fossil-fueled generation. Federal legislation is being considered to establish a cap and trade system, or alternatively, to tax carbon dioxide emissions. In addition, in December 2009, the EPA issued an endangerment finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. The EPA is considering regulating coal combustion by-products, such as coal ash, as hazardous wastes under the Resource Conservation and Recovery Act. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.
CMS Energy will continue to focus its strategy on:
•	investing in Consumers’ utility system;

•	growing earnings and operating cash flow while controlling operating and fuel costs; and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.

In executing this strategy, CMS Energy and Consumers will need to overcome a Michigan economy that has been impacted adversely by the continued downturn and uncertainty in Michigan’s automotive industry marked by the bankruptcies of GM and Chrysler, as well as by high unemployment rates. The financial market crisis, the effects of which became evident in a global economic downturn beginning in 2008, continues to result in a negative economic outlook in the near term. A range of possible outcomes exists due to the uncertain progress of economic recovery in Consumers’ service territory. Consumers expects that the “pilot” decoupling mechanism and the uncollectible expense tracking mechanism adopted in the November 2009 MPSC electric rate order will mitigate partially the impacts of these economic conditions on the electric utility. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they will continue to monitor developments in the financial and credit markets and government policy responses to those developments for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS
CMS Energy’s Consolidated Results of Operations

In Millions (except for per share amounts)
Three months ended March 31	2010	2009	Change

Net Income Available to Common Stockholders	$85	$70	$15
Basic Earnings Per Share	$0.37	$0.31	$0.06
Diluted Earnings Per Share	$0.34	$0.30	$0.04

In Millions
Three months ended March 31	2010	2009	Change

Electric Utility	$41	$39	$2
Gas Utility	66	59	7
Enterprises	9	1	8
Corporate Interest and Other	(30)	(28)	(2)
Discontinued Operations	(1)	(1)	—

Net Income Available to Common Stockholders	$85	$70	$15

For the three months ended March 31, 2010, net income available to common stockholders was $85 million, compared with $70 million for 2009. Combined net income available to common stockholders for Consumers’ electric and gas utility segments increased as the favorable impact of rate orders more than offset decreased gas deliveries related to mild weather and unfavorable economic conditions. Further increasing net income available to common stockholders was an increase at the enterprises segment related to lower fuel costs, increased earnings from equity method investees, and higher net mark-to-market gains.
Specific after-tax changes to net income available to common stockholders for the three months ended March 31, 2010 versus 2009 are:

2010 over/(under) 2009
		(In Millions)
•	increase in electric and gas revenues at Consumers due to rate orders	$41
•	increase at the enterprises segment due to lower fuel costs, increased earnings from equity-method investees, and higher mark-to-market gains	8
•	other net increase at Consumers due to lower service restoration and other expenses	5
•	decrease in electric and gas revenue due to unfavorable economic conditions and an unfavorable sales mix	(15)
•	decrease in gas revenue due to mild weather	(15)
•	decrease at Consumers due to costs associated with the voluntary separation plan	(7)
•	decrease at corporate and other due to higher fixed charges, reflecting higher debt levels	(2)

Total change		$15

Consumers’ Electric Utility Results of Operations

In Millions
Three months ended March 31	2010	2009	Change

Net Income Available to Common Stockholders	$41	$39	$2

Reasons for the change:
Electric deliveries and rate increase	$26
Power supply costs and related revenue	(10)
Other income, net of expenses	(3)
Maintenance and other operating expenses	(6)
Depreciation and amortization	(1)
General taxes	(2)
Interest charges	(2)

Total change	$2

Electric deliveries and rate increase: For the three months ended March 31, 2010, electric delivery revenues increased $26 million compared with 2009. The increase was due to $32 million of additional revenues resulting from the November 2009 rate order. Also contributing to the increase were other rate-related items of $16 million, which included the impacts of the decoupling mechanism that became effective in December 2009. Additionally, surcharge revenues and related reserves increased $4 million in 2010, due primarily to the implementation of the energy optimization program in June 2009.
These increases were offset partially by an $8 million decrease in revenues from an unfavorable sales mix, including the impact of customers switching from demand rates to energy rates, and $18 million in lower deliveries due to decreased sales to Consumers’ high margin customers. Overall, deliveries to end-use customers were 9.1 billion kWh, an increase of 0.07 billion kWh or 0.8 percent compared with 2009.
Power supply costs and related revenue: For the three months ended March 31, 2010, PSCR revenue decreased $10 million compared with 2009, reflecting an order received from the MPSC that disallowed recovery of power supply costs in Consumers’ 2007 PSCR reconciliation case.
Other income, net of expenses: For the three months ended March 31, 2010, other income decreased $3 million compared with 2009. The decrease was due primarily to a reduction of interest recorded on certain regulatory assets.
Maintenance and other operating expenses: For the three months ended March 31, 2010, maintenance and other operating expenses increased $6 million compared with 2009. The increase was due to $6 million associated with the implementation of the energy optimization program in June 2009, a $6 million increase in voluntary separation plan expenses and a $2 million increase in uncollectible accounts expense. These increases were offset partially by an $8 million decrease in service restoration and other net expenses.
Depreciation and amortization: For the three months ended March 31, 2010, depreciation and amortization expense increased $1 million compared with 2009. The increase was due to higher depreciation expense of $2 million from increased plant in service, offset partially by lower amortization expense of $1 million on certain regulatory assets.
General taxes: For the three months ended March 31, 2010, general taxes increased $2 million compared with 2009. The increase resulted from higher use taxes on electric property and increased property taxes, reflecting higher capital spending.

Interest charges: For the three months ended March 31, 2010, interest charges increased $2 million compared with 2009. The increase resulted from higher debt levels in 2010 and from an order received from the MPSC that disallowed recovery of power supply costs in Consumers’ 2007 PSCR reconciliation case.
Consumers’ Gas Utility Results of Operations

In Millions
Three months ended March 31	2010	2009	Change

Net Income Available to Common Stockholders	$66	$59	$7

Reasons for the change:
Gas deliveries and rate increase	$21
Other income, net of expenses	2
Maintenance and other operating expenses	(6)
Depreciation and amortization	(1)
General taxes	(1)
Interest charges	(2)
Income taxes	(6)

Total change	$7

Gas deliveries and rate increase: For the three months ended March 31, 2010, gas delivery revenues increased $21 million compared with 2009. The increase resulted from $31 million of additional revenue from the November 2009 self-implemented gas rate increase, $5 million from a favorable sales mix, and $3 million from the collection in 2010 of regulatory assets related to retirement benefits. Additionally, surcharge revenues increased $6 million due to the implementation of the energy optimization program in June 2009. These increases were offset partially by lower deliveries of $24 million due to milder weather. Gas deliveries, including miscellaneous transportation to end-use customers, were 119.1 bcf, a decrease of 11.6 bcf or 8.9 percent compared with 2009.
Other income, net of expenses: For the three months ended March 31, 2010, other income increased $2 million compared with 2009, due to increased interest income related to Consumers’ gas segment’s secured borrowing agreements.
Maintenance and other operating expenses: For the three months ended March 31, 2010, maintenance and other operating expenses increased $6 million compared with 2009. The increase was due to additional expenses of $6 million related to the implementation of the energy optimization program in June 2009, a $4 million increase in voluntary separation plan expenses, and higher expenses of $3 million associated with retirement benefits in 2010. These increases were offset partially by lower uncollectible accounts expense of $5 million and a decrease of $2 million in other net expenses.
Depreciation and amortization: For the three months ended March 31, 2010, depreciation and amortization expense increased $1 million compared with 2009, due primarily to an increase in plant in service.
General taxes: For the three months ended March 31, 2010, general taxes increased $1 million compared with 2009, due to increased property taxes, reflecting higher capital spending.
Interest charges: For the three months ended March 31, 2010, interest charges increased $2 million compared with 2009, due to higher debt levels in 2010.

Income taxes: For the three months ended March 31, 2010, income taxes increased $6 million compared with 2009. The change reflects $4 million due to higher gas utility earnings in 2010 and a $2 million increase in MBT expense.
Enterprises Results of Operations

In Millions
Three months ended March 31	2010	2009	Change

Net Income Available to Common Stockholders	$9	$1	$8

For the three months ended March 31, 2010, the enterprises segment reported net income of $9 million compared with net income of $1 million for the same period in 2009. The change reflects after-tax expense reductions of $3 million from lower fuel costs, increased net earnings from equity-method investees of $3 million, and higher net mark-to-market gains of $2 million.
Corporate Interest and Other Results of Operations

In Millions
Three months ended March 31	2010	2009	Change

Net Loss Available to Common Stockholders	$(30)	$(28)	$(2)

For the three months ended March 31, 2010, corporate interest and other net expenses increased $2 million compared with 2009 due to higher fixed charges, reflecting higher debt levels.
Discontinued Operations
For the three months ended March 31, 2010 and 2009, net loss from discontinued operations was $1 million. These amounts reflect the operating results of Exeter, which is classified as held for sale.
CAPITAL RESOURCES AND LIQUIDITY
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. Recent major financing transactions and commitments are as follows:
•	In January 2010, CMS Energy issued $300 million of 6.25 percent senior notes due 2020;

•	In March 2010, CMS Energy’s $239 million of 4.50 percent preferred stock and $139 million of 3.375 percent senior notes became convertible at the holders’ option for the second quarter of 2010; and

•	In April 2010, Consumers executed a bond purchase agreement whereby Consumers will issue, in a September 2010 private placement, $250 million of 5.30 percent FMBs due September 2022 and $50 million of 6.17 percent FMBs due September 2040.

Despite present market volatility, CMS Energy and Consumers expect to continue to have access to the financial and capital markets. Recent and upcoming credit renewals and maturities are as follows:
•	In February 2010, Consumers renewed its accounts receivable sales program through February 2011;

•	Consumers’ $150 million revolving credit facility is planned for renewal in 2010;

•	Consumers’ $30 million Letter of Credit Reimbursement Agreement is planned for renewal in 2010;

•	Consumers’ tax-exempt pollution control revenue bond maturities are $58 million in 2010;

•	Consumers’ FMBs maturities are $250 million in 2010 and $300 million in 2012;

•	Consumers’ $500 million revolving credit facility is planned for renewal in 2012;

•	CMS Energy’s senior notes maturities are $67 million in 2010, $214 million in 2011, and $150 million in 2012; and

•	CMS Energy’s $550 million revolving credit facility is planned for renewal in 2012.
CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to meet cash requirements. If access to the capital markets were to become diminished or otherwise restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. For additional details, see Note 5, Financings and Capitalization.
Cash Position, Investing, and Financing
At March 31, 2010, CMS Energy had $778 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents. At March 31, 2010, Consumers had $614 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents.
CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $114 million in common stock dividends to CMS Energy for the three months ended March 31, 2010. For details on dividend restrictions, see Note 5, Financings and Capitalization.

Operating Activities: Specific components of net cash provided by operating activities for the three months ended March 31, 2010 and 2009 were:

In Millions
Three months ended March 31		2010	2009	Change

CMS Energy, including Consumers
•	Net income	$88	$74	$14
•	Non-cash transactions (a)	282	298	(16)

		$370	$372	$(2)
•	Sale of gas purchased in prior year	449	561	(112)
•	Accounts receivable sales, net	(50)	(170)	120
•	Change in other core working capital (b)	53	(61)	114
•	Other changes in assets and liabilities, net	(165)	(96)	(69)

Net cash provided by operating activities		$657	$606	$51

Consumers
•	Net income	$107	$99	$8
•	Non-cash transactions (a)	219	268	(49)

		$326	$367	$(41)
•	Sale of gas purchased in prior year	449	561	(112)
•	Accounts receivable sales, net	(50)	(170)	120
•	Change in other core working capital (b)	42	(63)	105
•	Other changes in assets and liabilities, net	(84)	(31)	(53)

Net cash provided by operating activities		$683	$664	$19

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.
For the three months ended March 31, 2010, net cash provided by operating activities at CMS Energy increased $51 million compared with 2009. The increase was due to higher net income, net of non-cash transactions, at the enterprises segment, and to changes affecting Consumers’ cash provided by operating activities described in the following paragraph.
For the three months ended March 31, 2010, net cash provided by operating activities at Consumers increased $19 million compared with 2009. The increase was due primarily to higher collections from customers in 2010, offset largely by lower sales of gas.

Investing Activities: Specific components of cash used in investing activities for the three months ended March 31, 2010 and 2009 were:

				In Millions

Three months ended March 31		2010	2009	Change

CMS Energy, including Consumers
•	Capital expenditures	$(190)	$(180)	$(10)
•	Cash effect of deconsolidation of partnerships	(10)	—	(10)
•	Costs to retire property and other	(12)	(12)	—

Net cash used in investing activities		$(212)	$(192)	$(20)

Consumers
•	Capital expenditures	$(190)	$(177)	$(13)
•	Costs to retire property and other	(12)	(22)	10

Net cash used in investing activities		$(202)	$(199)	$(3)

For the three months ended March 31, 2010, net cash used in investing activities at CMS Energy increased $20 million compared with 2009. For the three months ended March 31, 2010, net cash used in investing activities at Consumers increased $3 million compared with 2009. Both increases reflect higher capital expenditures at Consumers.
Financing Activities: Specific components of net cash provided by financing activities for the three months ended March 31, 2010 and 2009 were:

				In Millions

Three months ended March 31		2010	2009	Change

CMS Energy, including Consumers

•	Issuance of FMBs, convertible senior notes, senior notes, and other debt	$300	$500	$(200)
•	Retirement of debt and other debt maturity payments	(34)	(260)	226
•	Payments of common and preferred stock dividends	(37)	(32)	(5)
•	Other financing activities	(8)	(9)	1

Net cash provided by financing activities		$221	$199	$22

Consumers

•	Issuance of FMBs	$—	$500	$(500)
•	Retirement of debt and other debt maturity payments	(9)	(209)	200
•	Stockholder’s contribution	200	—	200
•	Payments of common and preferred stock dividends	(114)	(72)	(42)
•	Other financing activities	(6)	(10)	4

Net cash provided by financing activities		$71	$209	$(138)

For the three months ended March 31, 2010, net cash provided by financing activities at CMS Energy increased by $22 million compared with 2009. The increase was due primarily to an increase in net proceeds from borrowing.
For the three months ended March 31, 2010, net cash provided by financing activities at Consumers decreased $138 million compared with 2009. The decrease was due primarily to a decrease in net proceeds from borrowings offset partially by a stockholder’s contribution from CMS Energy.
For additional details on long-term debt activity, see Note 5, Financings and Capitalization.

Retirement Benefits
The following table provides the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions for the next three years.

				In Millions

	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution

CMS Energy, including Consumers
2010	$107	$74	$100	$71
2011	108	71	89	71
2012	105	67	142	71

Consumers
2010	$104	$76	$97	$70
2011	105	73	86	70
2012	101	69	137	70

During the first three months of 2010, CMS Energy contributed $100 million to its pension fund, which included a contribution of $97 million by Consumers. Actual future pension cost and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan participants.
For additional details on retirement benefits, see Note 9, Retirement Benefits.
Obligations And Commitments
Revolving Credit Facilities: For details on CMS Energy’s and Consumers’ revolving credit facilities, see Note 5, Financings and Capitalization.
Dividend Restrictions: For details on CMS Energy’s and Consumers’ dividend restrictions, see Note 5, Financings and Capitalization.
Off-Balance-Sheet Arrangements
Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3, Contingencies and Commitments, “Guarantees.”
OUTLOOK
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see “Forward-Looking Statements and Information,” Note 3, Contingencies and Commitments, and Part II, Item 1A. Risk Factors.

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
In December 2009, the MDNRE approved an air permit for Consumers’ proposed coal-fueled plant. As set forth in the air permit, Consumers would retire up to seven of its older, less-efficient generating units if the new unit is built and operated. Consumers plans to retire five units, or 638 MW, by the earlier of December 31, 2017 or within six months of commencement of operation of the new coal plant, with retirement of the additional two units, or 320 MW, dependent on customer need.
In March 2010, two parties filed a petition for review of the MDNRE air permit. Consumers is in the process of intervening in the matter and plans to defend the air permit with the MDNRE.
The 2008 Energy Legislation provided guidelines for the MPSC’s review and approval of energy resource plans and proposed power plants through the issuance of a certificate of necessity. Consumers plans to file a new case with the MPSC in 2010 seeking a certificate of necessity that conforms to the 2008 Energy Legislation. If the certificate of necessity is not approved by the MPSC, Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, as well as extending the useful life of several existing coal-fueled plants.
Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Legislation. This legislation requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.6 million RECs annually) from renewable energy resources by 2015. A single REC represents proof that one MWh of electricity was generated from a renewable energy resource. The legislation also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.
Under its renewable energy plan, Consumers expects to secure its required 3.6 million RECs each year by 2015; such RECs will be a combination of newly generated RECs and previously generated RECs carried over from prior years. Presently, Consumers generates and purchases 1.6 million RECs per year, which represent 40 percent of its long-term REC needs. Consumers expects to be able to generate and purchase an additional 2 million RECs per year by 2018.
To meet its renewable capacity requirements, Consumers expects to add 500 MW of owned or contracted renewable capacity by 2015. Consumers has secured more than 60,000 acres of land easements in Michigan’s Mason, Huron, and Tuscola Counties for the potential development of wind generation and is presently collecting wind speed and other meteorological data at those sites. Consumers plans to construct a 100 MW wind farm in Mason County, Lake Winds Energy Park, which Consumers expects to be operational in late 2012. As part of the development of this wind farm, Consumers issued a request for proposal to manufacturers of wind turbine generators in January 2010 and is analyzing bids received in response to that request. Consumers will continue to seek opportunities for wind generation development in support of the renewable capacity standards.
Consumers has also executed agreements with six small-scale renewable energy suppliers for the purchase of 9.4 MW of capacity, which will generate an estimated two percent of Consumers’ long-term REC needs. The MPSC has approved these agreements, enabling Consumers to recover the full costs of these contracts from its customers. Additionally, Consumers is in the process of evaluating proposals from several renewable energy suppliers for a portion of its capacity needs.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors.
Consumers expects weather-adjusted electric deliveries to increase in 2010 by two percent compared with 2009. Consumers’ outlook for 2010 includes continuing growth in deliveries to its largest customer, which produces energy-related components. Consumers has a long-term contract with this customer to provide electricity at a discounted rate for economic development purposes. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2010 to remain unchanged from 2009. Consumers’ outlook reflects the impact of reduced deliveries associated with its investment in energy efficiency programs included in the 2008 Energy Legislation, as well as recent projections of Michigan’s economic conditions.
Consumers expects economic conditions to stabilize by the end of 2010, resulting in annual electric delivery growth of about one percent on average through 2014. This reflects growth in electric deliveries offset by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:
•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.
In its 2009 electric rate case order, the MPSC authorized Consumers to adopt a “pilot” decoupling mechanism. This mechanism, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The MPSC’s order also adopted an uncollectible expense tracking mechanism, which allows future rates to be adjusted to collect or refund 80 percent of the difference between the level of uncollectible expense included in rates and actual uncollectible expense. Consumers expects these mechanisms to mitigate partially the effects of weather fluctuations, the economy, and energy efficiency programs on Consumers’ electric revenue in future periods.
Electric ROA: The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation limited alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At March 31, 2010, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 777 MW of generation service to ROA customers.
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers continues to focus on complying with the federal Clean

Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers estimates expenditures of $1.4 billion from 2010 through 2017 to comply with these regulations. Consumers expects to recover these costs in customer rates, but cannot assure that result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:
Clean Air Interstate Rule: At this time, CAIR remains in effect, pending EPA revision. While the impacts of this revision are unknown, Consumers expects the EPA to propose stricter standards. A draft rule is expected this year. Consumers’ strategy to comply with CAIR involves the installation of state-of-the-art emission control equipment. In addition, Consumers is monitoring legislative initiatives in the U.S. Senate, which may lead to an alternative to the revised CAIR.
Federal Hazardous Air Pollutant Regulation: The EPA has initiated the development of a revised rule for electric generating unit hazardous air pollutants, such as mercury, based on Section 112 of the Clean Air Act. Consumers will have a better understanding of the potential impact of the proposed rule upon its release, which is expected this year. Existing sources must meet the standards generally within three years of issuance of the final rule.
Greenhouse Gases: In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act, which would require reductions in emissions of greenhouse gases, including carbon dioxide. The bill proposes to reduce carbon dioxide and other greenhouse gas emissions by three percent below 2005 levels by 2012, 17 percent below 2005 levels by 2020, and 42 percent below 2005 levels by 2030. The bill also contains provisions for the direct granting of substantial free greenhouse gas emission allowances to load-serving entities, which would mitigate some of the price impact to Consumers’ customers. Consumers believes Congress may eventually pass greenhouse gas legislation, but the form and timing of any final bill is difficult to predict. These laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases.
In December 2009, the EPA issued an endangerment finding for greenhouse gases under the Clean Air Act. In this finding, which has been challenged in the U.S. Court of Appeals for the D.C. Circuit by numerous parties, the EPA determined that current and projected atmospheric concentrations of six greenhouse gases threaten the public health and welfare of current and future generations. The finding alone does not impose any standard or regulation on industry, but it is a precursor for finalizing proposed emissions standards. Recently, the EPA issued its final rule that regulates greenhouse gas emissions from motor vehicles under Section 202 of the Clean Air Act. This final action renders carbon dioxide and other greenhouse gases “regulated air pollutants” under the Clean Air Act, meaning that PSD and Title V permitting programs will now, under EPA’s view, apply to these greenhouse gases beginning on January 2, 2011. In addition, the EPA recently proposed revisions to its Mandatory Reporting of Greenhouse Gases Rule that would extend reporting requirements to methane releases from natural gas pipelines, distribution facilities, and gas storage fields.
Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Combustion By-Products: The EPA is considering regulating coal combustion by-products, such as coal ash, as hazardous wastes under the Resource Conservation and Recovery Act. Michigan already regulates coal combustion by-products as low-hazard industrial waste. If coal ash is regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing landfills could be closed if the upgrades to hazardous waste landfill standards are economically prohibitive. Costs associated with this potential regulation could be substantial.
Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by cooling water intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on a cost-benefit analysis in setting the national performance standards for fish protection. The EPA has announced plans to issue a revised draft rule this year. Consumers estimates capital expenditures of $150 million to comply with these regulations.
Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on these and other electric environmental matters, see Note 3, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies – Electric Environmental Matters.”
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ PSCR, electric rate cases, uncollectible expense tracking mechanism reconciliation, electric operation and maintenance expenditures show-cause order, Big Rock decommissioning proceedings, electric depreciation cases, renewable energy plan, and energy optimization plan, see Note 4, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters.”
Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers expects 2010 weather-adjusted gas deliveries to decline by two percent compared with 2009, due to continuing conservation and overall economic conditions in Michigan. In addition, Consumers expects weather-adjusted gas deliveries to decline an average of two percent annually from 2011 through 2015, which includes expected effects of energy efficiency programs. Actual delivery levels from year to year may vary from this trend due to:
•	fluctuations in weather;

•	use by IPPs;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation.
Gas Environmental Estimates: Consumers expects to incur investigation and remedial action costs at a number of sites, including 23 former MGP sites. For additional details, see Note 3, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies – Gas Environmental Matters.”
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ GCR, gas rate case, and gas depreciation case, see Note 4, Utility Rate Matters, “Consumers’ Gas Utility Rate Matters.”

Enterprises Outlook and Uncertainties
The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.
In April 2010, CMS Energy settled an insurance claim related to a previously sold South American investment, under which insurers will pay CMS Energy $50 million. This settlement will be recognized as a reduction to operating expenses in the second quarter of 2010.
Trends and uncertainties that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•	the impact of indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	the impact of lower electricity prices, caused primarily by lower natural gas prices, unseasonably cool weather in the summer, and decreased industrial production, on the profitability of the enterprises segment’s generating units;

•	the impact of representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with the sales of assets;

•	the impact of changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings;

•	the impact of changes in various environmental laws, regulations, principles, practices, or in their interpretation; and

•	the impact of economic conditions in Michigan, including population trends and housing activity.
For additional details regarding the enterprises segment’s uncertainties, see Note 3, Contingencies and Commitments.
Other Outlook and Uncertainties
Smart Grid: Consumers’ development of a smart grid continues to move forward. The foundation of the smart grid program is an advanced metering infrastructure. The program will include electric and gas smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing systems to manage the data. It is intended to enable customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in higher energy efficiency and environmental benefits. Due to this system’s complexity and relative market immaturity, Consumers is using a phased implementation approach that will allow it to analyze, test, and pilot the new technology prior to widespread investment and deployment. Consumers will also make certain modifications to its software to enable the new system. Consumers intends to conduct an operational pilot of the smart grid technology in 2012.

Health Care Reform: The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the Health Care Acts) were enacted in March 2010. For taxable years beginning after December 31, 2012, the Health Care Acts repeal the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. This legislation resulted in a $3 million increase to CMS Energy’s tax expense for the three months ended March 31, 2010, and it had no effect on Consumers’ net income. For additional details, see Note 10, Income Taxes.
Union Contract: The present Union agreement expires in June 2010. In April 2010, Consumers reached a tentative agreement with the Union on a new five-year contract for Union members. The schedule allows for ratification of the new contract by May 2010.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3, Contingencies and Commitments and Note 4, Utility Rate Matters.
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $268 million at March 31, 2010. Its loan portfolio was funded primarily by deposit liabilities of $240 million and borrowings from the U.S. Federal Reserve Bank of $14 million. Twelve-month rolling average default rates on loans held by EnerBank have declined slightly from 2.1 percent at December 31, 2009 to 2.0 percent at March 31, 2010. EnerBank expects the level of loan defaults to continue to decline in 2010 and return gradually to historical levels.
NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 1, New Accounting Standards.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

Operating Revenue	$1,967	$2,104

Income (Loss) from Equity Method Investees	3	(1)

Operating Expenses
Fuel for electric generation	138	135
Purchased and interchange power	278	289
Purchased and interchange power — related parties	21	—
Cost of gas sold	778	963
Other operating expenses	233	222
Maintenance	42	47
Depreciation and amortization	172	173
General taxes	66	65

	1,728	1,894

Operating Income	242	209

Other Income (Expense)
Interest and dividends	5	4
Allowance for equity funds used during construction	1	1
Other income	9	12
Other expense	(2)	(2)

	13	15

Interest Charges
Interest on long-term debt	98	92
Other interest	8	8
Allowance for borrowed funds used during construction	(1)	(1)

	105	99

Income Before Income Taxes	150	125
Income Tax Expense	61	50

Income From Continuing Operations	89	75
Loss From Discontinued Operations, Net of Tax Benefit of $(1) and $(1)	(1)	(1)

Net Income	88	74
Income Attributable to Noncontrolling Interests	—	1

Net Income Attributable to CMS Energy	88	73
Preferred Stock Dividends	3	3

Net Income Available to Common Stockholders	$85	$70

The accompanying notes are an integral part of these statements.

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2010	2009

Amounts Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$86	$71
Amounts Attributable to Discontinued Operations	(1)	(1)

Net Income Available to Common Stockholders	$85	$70

Amounts Attributable to Noncontrolling Interests
Amounts Attributable to Continuing Operations	$—	$1
Amounts Attributable to Discontinued Operations	—	—

Income Attributable to Noncontrolling Interests	$—	$1

Basic Earnings (Loss) Per Average Common Share
Basic Earnings from Continuing Operations	$0.38	$0.32
Basic Loss from Discontinued Operations	(0.01)	(0.01)

Basic Earnings Attributable to Common Stock	$0.37	$0.31

Diluted Earnings (Loss) Per Average Common Share
Diluted Earnings from Continuing Operations	$0.35	$0.31
Diluted Loss from Discontinued Operations	(0.01)	(0.01)

Diluted Earnings Attributable to Common Stock	$0.34	$0.30

Dividends Declared Per Common Share	$0.15	$0.125

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

Cash Flows from Operating Activities
Net income	$88	$74
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	172	173
Deferred income taxes and investment tax credit	42	49
Postretirement benefits expense	49	46
Allowance for equity funds used during construction	(1)	(1)
Capital lease and other amortization	9	10
Bad debt expense	14	20
Loss (income) from equity-method investees	(3)	1
Cash distributions received from equity-method investees	2	—
Postretirement benefits contributions	(135)	(13)
Changes in other assets and liabilities:
Decrease (increase) in accounts receivable and accrued revenues	36	(161)
Decrease in accrued power supply and gas revenue	38	1
Decrease in inventories	460	566
Decrease in accounts payable	(44)	(75)
Decrease in taxes and accrued expenses	(77)	(52)
Decrease in other current and non-current assets	39	27
Decrease in other current and non-current liabilities	(32)	(59)

Net cash provided by operating activities	657	606

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(190)	(180)
Cost to retire property	(11)	(17)
Cash effect of deconsolidation of partnerships	(10)	—
Other investing activities	(1)	5

Net cash used in investing activities	(212)	(192)

Cash Flows from Financing Activities
Proceeds from issuance of notes, bonds, and other long-term debt	300	500
Issuance of common stock	3	3
Retirement of bonds and other long-term debt, including related parties	(25)	(252)
Payments on securitization bonds	(9)	(8)
Payment of common stock dividends	(34)	(29)
Payment of preferred stock dividends	(3)	(3)
Payment of capital and finance lease obligations	(6)	(6)
Debt issuance costs, financing fees, and other	(5)	(6)

Net cash provided by financing activities	221	199

Net Increase in Cash and Cash Equivalents	666	613
Decreases (Increases) in Cash and Cash Equivalents Included in Assets Held for Sale	(1)	2

Net Increase in Cash and Cash Equivalents Excluding Assets Held for Sale	665	615

Cash and Cash Equivalents, Beginning of Period	90	207

Cash and Cash Equivalents, End of Period	$755	$822

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	March 31	December 31
	2010	2009

Current Assets
Cash and cash equivalents	$755	$90
Restricted cash and cash equivalents	23	32
Accounts receivable and accrued revenue, less allowances of $28 in 2010 and $23 in 2009	870	948
Notes receivable	81	81
Accrued power supply and gas revenue	10	48
Accounts receivable — related parties	12	—
Inventories at average cost
Gas in underground storage	607	1,043
Materials and supplies	112	118
Generating plant fuel stock	127	158
Deferred property taxes	142	172
Regulatory assets	19	19
Assets held for sale	2	2
Prepayments and other	35	31

	2,795	2,742

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,591	13,716
Less accumulated depreciation, depletion, and amortization	4,507	4,540

Plant, property & equipment, net	9,084	9,176
Construction work in progress	563	506

	9,647	9,682

Non-current Assets
Regulatory assets	2,244	2,291
Notes receivable, less allowances of $5 in 2010 and $6 in 2009	257	269
Investments	52	9
Assets held for sale	9	9
Other	222	254

	2,784	2,832

Total Assets	$15,226	$15,256

The accompanying notes are an integral part of these statements.

STOCKHOLDERS’ INVESTMENT AND LIABILITIES

		In Millions
	March 31	December 31
	2010	2009

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$706	$694
Notes payable	14	40
Accounts payable	395	509
Accrued rate refunds	2	21
Accounts payable — related parties	8	—
Accrued interest	78	96
Accrued taxes	238	283
Deferred income taxes	18	43
Regulatory liabilities	128	145
Liabilities held for sale	2	—
Other	104	123

	1,693	1,954

Non-current Liabilities
Regulatory liabilities	1,932	1,991
Postretirement benefits	1,366	1,460
Asset retirement obligation	233	229
Deferred investment tax credit	50	51
Deferred income taxes	408	231
Other	298	310

	4,287	4,272

Commitments and Contingencies (Notes 3, 4, 5, 7 and 8)

Capitalization
Long-term debt	6,103	5,895
Non-current portion of capital and finance lease obligations	202	197
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 228.0 shares in 2010 and 227.9 shares in 2009	2	2
Other paid-in capital	4,564	4,560
Accumulated other comprehensive loss	(32)	(33)
Accumulated deficit	(1,876)	(1,927)

Total common stockholders’ equity	2,658	2,602
Preferred stock	239	239
Noncontrolling interests	44	97

Total equity	2,941	2,938

	9,246	9,030

Total Stockholders’ Investment and Liabilities	$15,226	$15,256

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

Common Stock
At beginning and end of period	$2	$2

Other Paid-in Capital
At beginning of period	4,560	4,533
Common stock issued	4	5

At end of period	4,564	4,538

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(32)	(27)
Retirement benefits liability adjustments (a)	1	—

At end of period	(31)	(27)

Investments
At beginning of period	—	—
Unrealized loss on investments (a)	—	(4)

At end of period	—	(4)

Derivative instruments
At beginning and end of period	(1)	(1)

At end of period	(32)	(32)

Accumulated Deficit
At beginning of period	(1,927)	(2,031)
Net income attributable to CMS Energy (a)	88	73
Preferred stock dividends declared	(3)	(3)
Common stock dividends declared	(34)	(29)

At end of period	(1,876)	(1,990)

Preferred Stock
At beginning and end of period	239	243

Noncontrolling Interests
At beginning of period	97	96
Income attributable to noncontrolling interests	—	1
Distributions and other changes in noncontrolling interests	(53)	(1)

At end of period	44	96

Total Equity	$2,941	$2,857

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

(a) Disclosure of Comprehensive Income:

Net income	$88	$74
Income attributable to noncontrolling interests	—	1

Net income attributable to CMS Energy	$88	$73

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax benefit of $1 in 2010 and $- in 2009	1	—

Investments:
Unrealized loss on investments, net of tax of $- in 2010 and $- in 2009	—	(4)

Total Comprehensive Income	$89	$69

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

Operating Revenue	$1,890	$2,034

Operating Expenses
Fuel for electric generation	125	111
Purchased and interchange power	277	284
Purchased power — related parties	21	18
Cost of gas sold	746	936
Other operating expenses	222	207
Maintenance	40	44
Depreciation and amortization	171	170
General taxes	64	61

	1,666	1,831

Operating Income	224	203

Other Income (Expense)
Interest and dividends	5	4
Allowance for equity funds used during construction	1	1
Other income	9	12
Other expense	(2)	(2)

	13	15

Interest Charges
Interest on long-term debt	63	59
Other interest	6	5
Allowance for borrowed funds used during construction	(1)	(1)

	68	63

Income Before Income Taxes	169	155

Income Tax Expense	62	56

Net Income	107	99

Preferred Stock Dividends	—	1

Net Income Available to Common Stockholder	$107	$98

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

Cash Flows from Operating Activities
Net income	$107	$99
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	171	170
Deferred income taxes and investment tax credit	(19)	29
Allowance for equity funds used during construction	(1)	(1)
Postretirement benefits expense	48	45
Capital lease and other amortization	7	6
Bad debt expense	13	19
Postretirement benefits contributions	(125)	(12)
Changes in other assets and liabilities:
Decrease (increase) in accounts receivable, notes receivable, and accrued revenue	31	(167)
Decrease in accrued power supply and gas revenue	38	1
Decrease in inventories	459	566
Decrease in accounts payable	(49)	(71)
Decrease in accrued taxes and expenses	(28)	(19)
Decrease in other current and non-current assets	44	24
Decrease in other current and non-current liabilities	(13)	(25)

Net cash provided by operating activities	683	664

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(190)	(177)
Cost to retire property	(11)	(17)
Decrease in restricted cash and cash equivalents	(1)	(5)

Net cash used in investing activities	(202)	(199)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	500
Retirement of long-term debt	—	(201)
Payments on securitization bonds	(9)	(8)
Payment of common stock dividends	(114)	(72)
Stockholder’s contribution	200	—
Payment of capital and finance lease obligations and other financing costs	(6)	(10)

Net cash provided by financing activities	71	209

Net Increase in Cash and Cash Equivalents	552	674

Cash and Cash Equivalents, Beginning of Period	39	69

Cash and Cash Equivalents, End of Period	$591	$743

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	March 31	December 31
	2010	2009

Current Assets
Cash and cash equivalents	$591	$39
Restricted cash and cash equivalents	23	22
Accounts receivable and accrued revenue, less allowances of $21 in 2010 and $21 in 2009	861	935
Notes receivable	67	79
Accrued power supply and gas revenue	10	48
Accounts receivable — related parties	8	2
Inventories at average cost
Gas in underground storage	603	1,038
Materials and supplies	108	111
Generating plant fuel stock	127	148
Deferred property taxes	142	172
Regulatory assets	19	19
Prepayments and other	26	23

	2,585	2,636

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,471	13,352
Less accumulated depreciation, depletion, and amortization	4,459	4,386

Plant, property & equipment, net	9,012	8,966
Construction work in progress	563	505

	9,575	9,471

Non-current Assets
Regulatory assets	2,244	2,291
Investments	28	29
Other	154	195

	2,426	2,515

Total Assets	$14,586	$14,622

The accompanying notes are an integral part of these statements.

STOCKHOLDER’S INVESTMENT AND LIABILITIES

		In Millions
	March 31	December 31
	2010	2009

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$368	$365
Accounts payable	379	490
Accrued rate refunds	2	21
Accounts payable — related parties	10	11
Accrued interest	41	70
Accrued taxes	298	277
Deferred income taxes	151	206
Regulatory liabilities	128	145
Other	78	86

	1,455	1,671

Non-current Liabilities
Regulatory liabilities	1,932	1,991
Postretirement benefits	1,305	1,396
Asset retirement obligations	232	228
Deferred investment tax credit	50	51
Deferred income taxes	1,072	926
Other	235	241

	4,826	4,833

Commitments and Contingencies (Notes 3, 4, 5, 7 and 8)

Capitalization
Long-term debt	4,053	4,063
Non-current portion of capital and finance lease obligations	202	197
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,782	2,582
Accumulated other comprehensive income	1	2
Retained earnings	382	389

Total common stockholder’s equity	4,006	3,814
Preferred stock	44	44

Total equity	4,050	3,858

	8,305	8,118

Total Stockholder’s Investment and Liabilities	$14,586	$14,622

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

		In Millions
Three Months Ended March 31	2010	2009

Common Stock
At beginning and end of period (a)	$841	$841

Other Paid-in Capital
At beginning of period	2,582	2,482
Stockholder’s contribution	200	—

At end of period	2,782	2,482

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning and end of period	(11)	(7)

Investments
At beginning of period	13	6
Unrealized gain (loss) on investments (b)	(1)	1

At end of period	12	7

At end of period	1	—

Retained Earnings
At beginning of period	389	383
Net income (b)	107	99
Common stock dividends declared	(114)	(72)
Preferred stock dividends declared	—	(1)

At end of period	382	409

Preferred Stock
At beginning and end of period	44	44

Total Equity	$4,050	$3,776

The accompanying notes are an integral part of these statements.

		In Millions
Three Months Ended March 31	2010	2009

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Net income	$107	$99

Investments
Unrealized gain (loss) on investments, net of tax of $- in 2010 and $- in 2009	(1)	1

Total Comprehensive Income	$106	$100

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
notes to consolidated financial statements
These interim Consolidated Financial Statements have been prepared by CMS Energy and Consumers in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and Note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. CMS Energy and Consumers have reclassified certain prior year amounts to conform to the presentation in the current year. The Consolidated Financial Statements for the three months ended March 31, 2009 have been updated for amounts previously reported. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in CMS Energy’s and Consumers’ 2009 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: NEW ACCOUNTING STANDARDS
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, codified through ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets: This standard, which was effective for CMS Energy and Consumers January 1, 2010, removes the concept of a QSPE from guidance relating to transfers of financial assets and extinguishments of liabilities. It also removes the exceptions from applying guidance relating to VIEs to QSPEs. This standard revises and clarifies when an entity is required to derecognize a financial asset that it has transferred to another entity. It further clarifies how to measure beneficial interests received as proceeds in connection with a transfer of a financial asset, and introduces the concept of a “participating interest,” the conditions of which must be met for a partial asset transfer to qualify for sale accounting treatment. The standard also requires enhanced disclosures related to continuing involvement with financial assets. Under this standard, transactions entered into under Consumers’ revolving accounts receivable sales program, discussed in Note 5, Financings and Capitalization, are accounted for as secured borrowings rather than as sales. CMS Energy and Consumers present outstanding amounts under the program as short-term debt collateralized by accounts receivable.
SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified through ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities: This standard, which was effective for CMS Energy and Consumers January 1, 2010, amends the criteria used to determine which entity, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which entity (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This standard also requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. Upon implementation of this guidance, CMS Energy concluded that it is the primary beneficiary of CMS Energy Trust I and consolidated the trust in its consolidated financial statements on January 1, 2010. CMS Energy also concluded that it is not the primary beneficiary of T.E.S. Filer City, Grayling, or Genesee and deconsolidated these partnerships in its consolidated financial statements on January 1, 2010. CMS Energy consolidated CMS Energy Trust I at the carrying value that would be recorded had this guidance been effective when CMS Energy initially became involved with CMS Energy Trust I. CMS Energy recorded its retained interest in the deconsolidated partnerships at the carrying value that would be recorded had this guidance been effective when CMS Energy initially became involved with the partnerships. CMS Energy and Consumers have chosen not to adjust previously reported balances. No cumulative effect adjustments were required. See Note 11, Consolidation of Variable Interest Entities, for further details.
ASU No. 2010-06, Improving Disclosures about Fair Value Measurements: This standard expands the required quarterly disclosures about fair value measurements that are included in Note 2, Fair Value Measurements. The standard requires information on transfers in and out of Levels 1 and 2 of the fair value hierarchy. In addition, it requires gross reporting of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair values, rather than reporting this activity as one net amount. The standard also clarifies certain existing disclosure requirements. This standard was effective for CMS Energy and Consumers January 1, 2010, except for the gross reporting of Level 3 fair value activity, which will be effective for CMS Energy and Consumers January 1, 2011. This standard does not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position, and did not result in any significant changes to the fair value disclosures.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at March 31, 2010:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$737	$737	$—	$—
Restricted cash equivalents	4	4	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	3	3	—	—
Mutual fund	63	63	—	—
State and municipal bonds	27	—	27	—
Derivative instruments:
Commodity contracts (a)	5	2	3	—

Total	$844	$814	$30	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts (b)	7	2	2	3

Total (c)	$12	$7	$2	$3

Consumers
Assets:
Cash equivalents	$581	$581	$—	$—
Restricted cash equivalents	4	4	—	—
CMS Energy Common Stock	28	28	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	2	2	—	—
Mutual fund	39	39	—	—
State and municipal bonds	17	—	17	—

Total	$675	$658	$17	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total (c)	$4	$4	$—	$—

(a)	This amount is gross and excludes the $2 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $3 million impact of offsetting cash margin deposits paid to CMS ERM by other parties.

(b)	This amount is gross and excludes the $2 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At March 31, 2010, CMS Energy’s liabilities classified as Level 3 represented 25 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.

The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2009:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$57	$57	$—	$—
Restricted cash equivalents	12	12	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	49	49	—	—
State and municipal bonds	27	—	27	—
Derivative instruments:
Commodity contracts (a)	1	—	1	—

Total	$151	$123	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts (b)	9	1	1	7
Interest rate contracts	1	—	—	1

Total (c)	$15	$6	$1	$8

Consumers
Assets:
Cash equivalents	$31	$31	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	29	29	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	30	30	—	—
State and municipal bonds	16	—	16	—

Total	$115	$99	$16	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total (c)	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2009, CMS Energy’s liabilities classified as Level 3 represented 53 percent of CMS Energy’s total liabilities measured at fair value. Consumers did not have any assets or liabilities classified as Level 3.
Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. The funds invest in U.S. Treasury notes, other government-backed securities, and repurchase agreements collateralized by U.S. Treasury notes.

Nonqualified Deferred Compensation Plan Assets: CMS Energy’s and Consumers’ nonqualified deferred compensation plan assets are invested in various mutual funds. CMS Energy and Consumers value these assets using a market approach, using the daily quoted NAVs provided by the fund managers that are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers report these assets in Other non-current assets on their Consolidated Balance Sheets.
SERP Assets: CMS Energy and Consumers value their SERP assets using a market approach, incorporating prices and other relevant information from market transactions. The SERP cash equivalents consist of a money market fund with daily liquidity, which invests in state and municipal securities.
The SERP invests in a short-term, fixed-income mutual fund that holds a variety of debt securities with average maturities of one to three years. The fund invests primarily in investment grade debt securities but, in order to achieve its investment objective, it may invest a portion of its assets in high-yield securities, foreign debt, and derivative instruments. The fair value of the fund is determined using the daily published NAV, which is the basis for transactions to buy or sell shares in the fund.
The SERP state and municipal bonds are investment grade securities that are valued using a matrix pricing model that incorporates Level 2 market-based information. The fair value of the bonds is derived from various observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bond ratings, and general information on market movements normally considered by market participants when pricing such debt securities. CMS Energy and Consumers report their SERP assets in Other non-current assets on their Consolidated Balance Sheets. For additional details about SERP securities, see Note 7, Financial Instruments.
Nonqualified Deferred Compensation Plan Liabilities: CMS Energy and Consumers value their non-qualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report these liabilities in Other non-current liabilities on their Consolidated Balance Sheets.
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
For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. Adjustments for credit risk using the approach outlined within this paragraph are not materially different from the adjustments that would result from using credit default swap rates for the contracts presently held. For further details about derivative contracts, see Note 8, Derivative Instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs
The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy:

In Millions
Three months ended March 31	2010	2009

Balance at January 1	$(8)	$(16)
Total gains included in earnings (a)	4	6
Purchases, sales, issuances, and settlements (net)	1	—

Balance at March 31	$(3)	$(10)

Unrealized gains included in earnings for the three months ended March 31 relating to assets and liabilities still held at March 31 (a)	$4	$5

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue or Other operating expenses on its Consolidated Statements of Income.
3: CONTINGENCIES AND COMMITMENTS
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
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. The following provides more detail on these proceedings:

•	In 2005, CMS MST was served with a summons and complaint that named CMS Energy, CMS MST, and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs, who allege they purchased natural gas from the defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas.

•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas price reporting activities.

•	Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages.

•	A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages, and attorneys’ fees. After dismissal on jurisdictional grounds in 2009, plaintiffs filed a new Arandell case in Michigan. The CMS Energy defendants filed a motion to dismiss the new case on statute-of-limitations grounds and that motion remains pending. Also pending before the court is plaintiffs’ motion for reconsideration of the dismissal of the Wisconsin case.

•	Another class action complaint, Newpage Wisconsin System v. CMS ERM, CMS Energy, and Cantera Gas Company, was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants and 19 other non-CMS Energy companies. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees. After removal to federal court in Wisconsin, the case was transferred to the MDL case. CMS Energy defendants have filed motions to dismiss for lack of jurisdiction and based on the statute of limitations and these motions remain pending.

•	In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against a number of energy companies, including CMS Energy, CMS MST, and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. This case is part of the MDL proceeding, but is not a class action.
After removal to federal court, the Learjet, Heartland, Breckenridge, both Arandell cases, Newpage, and J.P. Morgan cases were transferred to the MDL case. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remain parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. It is expected that the plaintiffs in this case will appeal this decision after all claims against defendants have been dismissed. At this time, there is no pending appeal. Pending before the court in all of the MDL cases are the defendants’ renewed motions for summary judgment based on FERC preemption and the plaintiffs’ motion for leave to amend their complaint to add a federal Sherman Act antitrust claim. In all but the

J.P. Morgan case, there are also pending plaintiffs’ motions for class certification. These motions are not yet decided.
•	In 2005, Samuel D. Leggett, et al. v. Duke Energy Corporation, et al., a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee. The defendants include CMS Energy, CMS MST, and CMS Field Services. The complaint contains claims for violations of the Tennessee Trade Practices Act. The complaint seeks statutory full consideration damages and attorneys’ fees and injunctive relief regulating defendants’ future conduct. In 2007, the state court in Tennessee granted the motion to dismiss filed by the CMS Energy defendants. In 2008, the Tennessee Court of Appeals reversed the trial court and remanded the case for trial. The Tennessee Supreme Court granted the defendants’ application for leave to appeal and all further proceedings in the trial court have been stayed until that appeal is resolved. Oral argument on the appeal took place in Tennessee Supreme Court in 2009. This appeal is not yet decided.

•	In 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST, and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc. alleging violation of the Missouri antitrust law, fraud, and unjust enrichment. In 2009, all defendants were dismissed for lack of standing. The Missouri Court of Appeals affirmed the dismissals in late 2009. In February 2010, the plaintiff filed an application for leave to appeal with the Missouri Supreme Court, seeking to overturn the Missouri Court of Appeals decision. In April 2010, the Missouri Supreme Court granted review to hear the case.
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
In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an AOC under Superfund and approved a Removal Action Work Plan to address contamination issues at Bay Harbor. Collection systems required under the plan have been installed and effectiveness monitoring of the systems at the shoreline is ongoing. CMS Land, CMS Capital, and the EPA agreed upon augmentation measures to address areas where pH measurements were not satisfactory. The augmentation measures were implemented and completed in 2009.
In 2008, the MDNRE and the EPA granted permits for CMS Land or its affiliate, Beeland, to construct and operate a deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in 2009 and can be renewed by either party at any time. CMS Land and CMS Capital continue to seek a lower cost long-term water disposal option including using deep injection wells, permitted discharge to surface water, and disposal with a local municipal water treatment facility.

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
CMS Energy has recorded a cumulative charge related to Bay Harbor of $179 million. At March 31, 2010, CMS Energy had a recorded liability of $74 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.32 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on June 30, 2009. The undiscounted amount of the remaining obligation is $97 million. CMS Energy expects to pay $14 million in 2010, $9 million in 2011, $7 million in 2012, $5 million in 2013, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.
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

State Street Bank and TSU Litigation: In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of representations and warranties and seeking $9 million plus interest from CMS Viron. During the same year, CMS Viron filed a counterclaim, as well as third-party actions against TSU, Academic Capital Group, Inc., and Academic Services, Inc. for breach of contract and fiduciary duties and conversion. In December 2009, the jury rendered a verdict in favor of CMS Viron and a final judgment was rendered on January 15, 2010 awarding CMS Viron $8 million plus prejudgment interest from TSU and another $3 million plus prejudgment interest and attorneys’ fees against Academic Capital Group, Inc. and Academic Services, Inc., collectively. This verdict is affected by an agreement under which CMS Viron agreed to pay $3 million to State Street Bank regardless of the verdict. In addition, State Street Bank agreed to assign certain rights of indemnification under a lease agreement to CMS Viron in return for a two-thirds stake in any ultimate recovery from TSU. At March 31, 2010, CMS Energy had a recorded liability of $3 million for its potential obligation related to this matter.
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
Marathon Indemnity Claim regarding F.T. Barr Claim: In 2001, F.T. Barr filed a lawsuit in Harris County District Court in Texas against CMS Energy, CMS Oil and Gas, and other defendants alleging that his overriding royalty payments related to Alba field production were improperly calculated. In 2004, all parties signed a confidential settlement agreement that resolved claims between Barr and the defendants. The CMS Energy defendants reserved all defenses to any indemnity claim relating to the settlement.
In April 2009, certain Marathon entities filed a case in the U.S. District Court for the Southern District of Texas against CMS Enterprises for indemnification in connection with this matter. CMS Energy entities dispute Marathon’s claim, and will vigorously oppose it. CMS Energy entities also will assert that Marathon has suffered minimal, if any, damages. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.
CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Under NREPA, Consumers will ultimately incur remediation and other response activity costs at a number of sites. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At March 31, 2010, Consumers had a recorded liability of $1 million, its estimated probable NREPA liability.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2010,

Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability.
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
Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received an NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. Consumers has responded formally to the NOV/FOV denying the allegations. In addition, in 2008, Consumers received an NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR and PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to NSR review. The EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants. Consumers responded to the information requests from the EPA on this subject in the past. Consumers believes that it has properly interpreted the requirements of RMRR.
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
A number of court decisions support the right of utilities to pursue damage claims in the U.S. Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Consumers filed a complaint in 2002. If Consumers’ litigation against the DOE is successful, Consumers plans to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during Consumers’ ownership of Palisades and Big Rock. Consumers cannot predict the financial impact or outcome of this matter. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during Consumers’ ownership of Palisades and Big Rock.

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
CONSUMERS’ GAS UTILITY CONTINGENCIES
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At March 31, 2010, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $35 million and $49 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At March 31, 2010, Consumers had a recorded liability of $35 million and a regulatory asset of $62 million that included $27 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

GUARANTEES
The following table describes CMS Energy’s guarantees at March 31, 2010:

In Millions
	Issue	Expiration	Maximum	Carrying
Guarantee Description	Date	Date	Obligation	Amount

Indemnity obligations from asset sales and other agreements	Various	Various through
		June 2022	$853 (a)	$15
Surety bonds and other indemnity obligations (b)	Various	Various through
		May 2022	12	1
Guarantees and put options (c)	Various	Various through
		September 2023	3	1

(a)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of loss to be remote for the indemnity obligations not recorded as liabilities.

(b)	In the normal course of business, CMS Energy issues surety bonds and indemnifications to counterparties to facilitate commercial transactions. CMS Energy would be required to pay a counterparty if the counterparty incurred losses due to a breach of contract terms or nonperformance under the contract.

(c)	At March 31, 2010, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.
At March 31, 2010, the maximum obligation and carrying amounts for Consumers’ guarantees were less than $1 million.

The following table provides additional information regarding CMS Energy’s guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Surety bonds and other indemnity obligations	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

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
OTHER CONTINGENCIES
In addition to the matters disclosed in this Note and Note 4, Utility Rate Matters, there are certain lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial position, or cash flows.
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
The following table summarizes the PSCR reconciliation filings pending with the MPSC:

		Net Over/	PSCR Cost of
PSCR Year	Date Filed	(Under) recovery	Power Sold

2008	March 2009	$ 2 million	$1.7 billion
2009	March 2010	$(39) million	$1.6 billion

PSCR Reconciliations: In March 2010, the MPSC issued an order in Consumers’ 2007 PSCR reconciliation, disallowing PSCR recovery of $3 million of economic development discounts and $4 million of net replacement power costs associated with a crane incident at Consumers’ Campbell Plant located near West Olive, Michigan. The MPSC approved the 2007 PSCR reconciliation, as modified by the order, and authorized Consumers to include an overrecovery of $21 million in its 2008 PSCR plan.
Consumers filed for a rehearing in April 2010, asking the MPSC to reconsider its decision to disallow recovery of a $2 million economic development discount provided in 2007 to a large industrial customer. The MPSC had approved this discount in 2005 to promote long-term investments in the industrial infrastructure of Michigan. Consumers has also requested recovery of this discount in its 2008 and 2009 PSCR reconciliations; the discount totaled $3 million in 2008 and $4 million in 2009. The ALJ’s PFD in the 2008 PSCR reconciliation supported disallowing recovery of this discount. Consumers cannot predict the outcome of this matter.
PSCR Plans: In January 2010, the MPSC approved Consumers’ 2009 PSCR plan with the exception of recovery of the economic development discount described in the preceding paragraph. It was determined in the November 2009 electric rate case order that recovery of this discount should be provided through the electric general rates that Consumers self-implemented in May 2009. That order, however, did not address the recovery of the discount provided from January 2009 through self-implementation, which totaled $4 million. Consumers requested recovery of this amount through its 2009 PSCR reconciliation.
In September 2009, Consumers submitted its 2010 PSCR Plan to the MPSC. Using the maximum PSCR factor proposed in its plan, Consumers self-implemented the 2010 PSCR charge beginning in January 2010. While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of this proceeding.
Electric Rate Cases: The MPSC, through a final order and rehearing in Consumers’ 2009 electric rate case, authorized Consumers to increase its rates by $134 million annually, $45 million less than the $179 million rate increase self-implemented by Consumers in May 2009. The MPSC directed Consumers to refund to customers the difference between the rates it self-implemented in May 2009 and the rates authorized in this order, plus interest, subject to a reconciliation proceeding. In February 2010, Consumers filed an application for the refund of $12 million to its customers beginning in September 2010.
The MPSC’s order in Consumers’ 2009 electric rate case also adopted a “pilot” decoupling mechanism and an uncollectible expense tracking mechanism. Various parties have filed appeals concerning aspects of the MPSC order, including both of these ratemaking mechanisms. Two parties also seek to have the Michigan Supreme Court hear these appeals directly.
In January 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $178 million based on an 11 percent authorized return on equity. The filing requested authority to recover new investments in system reliability, environmental compliance, and technology advancements. The following table details the components of the requested increase in revenue:

In Millions
Components of the increase in revenue

Investment in rate base	$106
Recovery of operating and maintenance costs	49
Return on equity	18
Impact of sales declines	5

Total	$178

Consumers is permitted to self-implement some or all of the requested increase in July 2010, six months after filing the application. In April 2010, the MPSC issued an order requiring Consumers to file tariff sheets showing the amount of the rate increase that it intends to self-implement. If the MPSC were to take action to prevent or delay Consumers’ self-implementation, it could have a material negative impact on Consumers’ earnings and cash flows. Consumers cannot predict the financial impact or outcome of this electric rate case.

Uncollectible Expense Tracking Mechanism: The order in Consumers’ 2009 electric rate case authorized an uncollectible expense tracking mechanism, which allows future rates to be adjusted to collect or refund 80 percent of the difference between the level of uncollectible expense included in electric rates and actual uncollectible expense. In March 2010, Consumers filed its 2009 uncollectible expense tracking mechanism reconciliation, requesting recovery of a $6 million deficiency through a one-time surcharge to its customers in September 2010.
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
In October 2009, the MPSC issued a show-cause order alleging that, in 2007, Consumers spent $14 million less on forestry and fossil-fueled plant operation and maintenance activity than the amount ordered by the MPSC and that Consumers has not refunded this amount to customers. The order directed Consumers to explain why it should not be found in violation of the MPSC’s December 2005 order and subjected to applicable sanctions, and why the refunds required by that order have not yet occurred. Consumers’ response indicated that the total amount it spent on forestry and fossil-fueled plant operation and maintenance activity for the years 2006 through 2009 exceeded the total amounts included in rates for these activities.
In March 2010, the MPSC Staff requested that the MPSC find Consumers in violation of the December 2005 order and that the MPSC order Consumers to refund $27 million for failure to meet annual spending requirements during 2007 and 2008. Consumers filed a response, stating that it would be unreasonable and unlawful to order a refund of this amount and that Consumers’ expenditures were consistent with the MPSC’s orders. In March 2010, the ALJ’s PFD found Consumers’ expenditures to be prudent and that Consumers did not violate the December 2005 order. The ALJ recommended that the MPSC find that no violation of the December 2005 order occurred and that no refunds be made to customers. Consumers cannot predict the outcome of this proceeding.
Big Rock Decommissioning: The MPSC and the FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired on that date. The level of funds provided by the trust fell short of the amount needed to complete decommissioning and Consumers provided $44 million of corporate contributions for decommissioning costs.
In an order issued in February 2010, the MPSC concluded that decommissioning surcharges collected during a statutory rate freeze from 2001 through 2003 should have been deposited in the decommissioning trust fund. The MPSC agreed that Consumers was entitled to a recovery of the $44 million decommissioning shortfall, but concluded that Consumers had collected this amount previously through the decommissioning surcharge in effect during the rate freeze. The MPSC ordered Consumers to refund the $64 million of revenue collected in excess of decommissioning costs, plus interest of $22 million, over eighteen months beginning in May 2010. Consumers has filed an alternative refund proposal, suggesting a refund over seven months beginning in July 2010. Additionally, Consumers filed an appeal with the Michigan Court of Appeals in March 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should not have been used for general corporate purposes. Consumers cannot predict the outcome of this proceeding.

Consumers has paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and has incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. Consumers is seeking recovery of these costs from the DOE. At March 31, 2010, Consumers had an $85 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
Electric Depreciation: In February 2010, Consumers filed an electric depreciation case related to its wholly owned electric utility property. As ordered by the MPSC, Consumers prepared a traditional cost-of-removal study, which supported a $46 million increase in annual depreciation expense.
Also in February 2010, Consumers filed an electric depreciation case for Ludington, the pumped storage plant jointly owned by Consumers and Detroit Edison. This case, filed jointly with Detroit Edison, requests an increase in annual depreciation expense. Consumers’ share of this increase is $9 million annually. Consumers cannot predict the financial impact or outcome of these proceedings.
Renewable Energy Plan: In August 2009, the MPSC ordered Consumers to file its first cost and revenue reconciliation proceeding for its renewable energy plan in May 2010. In March 2010, the MPSC issued an order extending Consumers’ renewable energy plan reconciliation filing date to June 2010. Consumers must also file its first biennial plan review in May 2011.
Energy Optimization Plan: In August 2009, the MPSC ordered Consumers to file its first cost and revenue reconciliation proceeding for its energy optimization plan in April 2010. In March 2010, the MPSC issued an order requiring Consumers to file its first biennial plan review in August 2011.
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

GCR Plans: In March 2010, the MPSC authorized Consumers to implement its 2009-2010 base GCR factor and generally approved Consumers’ plan with minor adjustments to Consumers’ current purchasing guidelines. The order also approved a pilot on-line auction, which the MPSC believes will assist Consumers in securing reliable supplies of gas at reasonable prices.
In December 2009, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2010-2011 GCR plan year. In April 2010, Consumers self-implemented its filed GCR plan. While Consumers expects to recover all of its GCR costs, it cannot predict the financial impact or outcome of these proceedings.
Gas Rate Case: In May 2009, Consumers filed an application with the MPSC seeking an annual increase in revenue of $114 million based on an 11 percent authorized return on equity. The filing requested authorization to implement an uncollectible expense tracking mechanism, Pension Plan and OPEB equalization mechanisms, as well as a revenue decoupling mechanism.

In November 2009, Consumers self-implemented a gas rate increase in the annual amount of $89 million, subject to refund with interest. In March 2010, the ALJ issued a PFD recommending a gas rate increase of $69 million based on a 10.45 percent authorized return on equity. The following table details the components of Consumers’ self-implemented gas rate increase and the ALJ’s position:

In Millions
	Consumers’
	Self-Implemented	ALJ’s PFD
Components of the increase in revenue	Position	Position	Difference

Impact of sales declines	$41	$35	$6
Investment in rate base	23	24	(1)
Recovery of operating and maintenance costs	17	12	5
Return on equity	8	(2)	10

Total	$89	$69	$20

The ALJ also recommended that the MPSC approve the revenue decoupling mechanism and Pension Plan and OPEB equalization mechanisms, but did not recommend approval of Consumers’ proposed uncollectible expense tracking mechanism. While it cannot predict the outcome of this case, Consumers does not consider it probable that it will be required to refund a material portion of its self-implemented rates.
Gas Depreciation: In September 2009, the MPSC ordered Consumers to adopt certain standard retirement units by January 1, 2010. Consumers estimates that the use of these standard retirement units will increase maintenance expense, and recovery of that expense, by $10 million annually. In February 2010, the MPSC directed Consumers to begin implementation of the new standard retirement units when it implements the final rates approved in its pending gas rate case in the spring of 2010.

5: FINANCINGS AND CAPITALIZATION
Long-term debt is summarized as follows:

In Millions
	March 31,	December 31,
	2010	2009

CMS Energy
Senior notes	$2,155	$1,856
Revolving credit facility	—	25

Total — CMS Energy	$2,155	$1,881
Consumers	4,401	4,411
Other CMS Energy Subsidiaries	240	283
Long-term debt — related parties (a)	—	34
Trust preferred securities (a)	29	—

Total CMS Energy principal amount outstanding	$6,825	$6,609
Current amounts	(681)	(672)
Net unamortized discount	(41)	(42)

Total CMS Energy Long-term debt	$6,103	$5,895

Consumers
FMBs	$3,663	$3,664
Senior notes and other	503	504
Securitization bonds	235	243

Total Consumers principal amount outstanding	$4,401	$4,411
Current amounts	(343)	(343)
Net unamortized discount	(5)	(5)

Total Consumers Long-term debt	$4,053	$4,063

(a)	For additional details regarding CMS Energy’s consolidation of the trust that issued Trust Preferred Securities, see Note 1, New Accounting Standards, and Note 11, Consolidation of Variable Interest Entities. The Trust Preferred Securities bear interest at an annual rate of 7.75 percent and are subject to mandatory redemption in July 2027 at par.
Financings: The following is a summary of significant long-term debt transactions during the three months ended March 31, 2010:

	Principal	Interest
	(In Millions)	Rate (%)	Issue Date	Maturity Date

Debt Issuances:
CMS Energy
Senior notes	$300	6.25%	January 2010	February 2020

In April 2010, Consumers executed a bond purchase agreement whereby Consumers will issue, in a September 2010 private placement, $250 million of 5.30 percent FMBs due September 2022 and $50 million of 6.17 percent FMBs due September 2040.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at March 31, 2010:

In Millions
				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy (a)	April 2, 2012	$550	$—	$3	$547
Consumers	March 30, 2012	500	—	335	165
Consumers (b)	November 30, 2010	30	—	30	—
Consumers	August 17, 2010	150	—	—	150

(a)	CMS Energy’s average borrowings during the three months ended March 31, 2010 totaled $4 million, with a weighted average annual interest rate of 1.0 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility.
Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. Effective January 1, 2010, transactions entered into under this program are accounted for as secured borrowings rather than as sales. For additional details, see Note 1, New Accounting Standards. At March 31, 2010, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program.
Consumers’ average short-term borrowings during the three months ended March 31, 2010 totaled $2 million, with a weighted average annual interest rate of 0.21 percent.
Contingently Convertible Securities: At March 31, 2010, the significant terms of CMS Energy’s contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock (a)	—	$239	$9.14	$10.96
3.375% senior notes (a)	2023	139	9.86	11.83
2.875% senior notes	2024	288	13.62	16.35
5.50% senior notes	2029	173	14.46	18.80

(a)	During 20 of the last 30 trading days ended March 31, 2010, the adjusted trigger prices were met for these securities and, as a result, the securities are convertible at the option of the security holders for the three months ending June 30, 2010.
During the three months ended March 31, 2010, no other trigger price contingencies were met that would have allowed the holders of the convertible securities to convert the securities to cash and equity.
Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at March 31, 2010, payment of common stock dividends by CMS Energy was limited to $831 million.
Under the provisions of its articles of incorporation, at March 31, 2010, Consumers had $323 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from the FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the three months ended March 31, 2010, CMS Energy received $114 million of common stock dividends from Consumers.
6: EARNINGS PER SHARE — CMS ENERGY
The following table presents CMS Energy’s basic and diluted EPS computations based on Income from Continuing Operations:

In Millions, Except Per Share Amounts
Three months ended March 31	2010	2009

Income Available to Common Stockholders
Income from Continuing Operations	$89	$75
Less Income Attributable to Noncontrolling Interests	—	(1)
Less Preferred Dividends	(3)	(3)

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$86	$71

Average Common Shares Outstanding
Weighted Average Shares — Basic	228.0	226.6
Add dilutive impact of Contingently Convertible Securities	18.4	6.5
Add dilutive Options and Warrants	0.1	0.1

Weighted Average Shares — Diluted	246.5	233.2
Income from Continuing Operations Per Average Common Share Available to Common Stockholders
Basic	$0.38	$0.32
Diluted	$0.35	$0.31

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
Stock Options and Warrants: For the three months ended March 31, 2010, outstanding options to purchase 0.4 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.
Unvested Restricted Stock Awards: CMS Energy’s unvested restricted stock awards accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the unvested restricted stock awards are considered participating securities. As such, unvested restricted stock awards were included in the computation of basic EPS.

Convertible Debentures: For the three months ended March 31, 2010, and 2009, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by less than $1 million for the three months ended March 31, 2010 and by $2 million for the three months ended March 31, 2009, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 0.7 million shares for the three months ended March 31, 2010 and by 4.2 million shares for the three months ended March 31, 2009.
CMS Energy can revoke the conversion rights if certain conditions are met.
7: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. The cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments were as follows:

In Millions
	March 31, 2010		December 31, 2009
	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$3	$3	$4	$4
Securities available for sale	89	90	26	27
Notes receivable, net	268	289	269	279
Long-term debt (a)	6,784	7,377	6,567	7,013

Consumers
Securities available for sale	$63	$84	$24	$45
Long-term debt (b)	4,396	4,695	4,406	4,635

(a)	Includes current portion of long-term debt of $681 million at March 31, 2010 and $672 million at December 31, 2009.

(b)	Includes current portion of long-term debt of $343 million at March 31, 2010 and $343 million at December 31, 2009.
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
The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At March 31, 2010, CMS Energy’s long-term debt included $271 million principal amount that was supported by third-party insurance or other credit enhancements. This entire principal amount was at Consumers. At December 31, 2009, CMS Energy’s long-term debt included $286 million principal amount that was supported by third-party insurance or other credit enhancements. Of this amount, $271 million principal amount was at Consumers.
The following table summarizes CMS Energy’s and Consumers’ investment securities:

In Millions
		March 31, 2010				December 31, 2009
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including Consumers
Available for sale:
SERP:
Mutual fund	$62	$1	$—	$63	$—	$—	$—	$—
State and municipal bonds	27	—	—	27	26	1	—	27
Held to maturity:
Debt securities	3	—	—	3	4	—	—	4

Consumers
Available for sale:
SERP:
Mutual fund	$38	$1	$—	$39	$—	$—	$—	$—
State and municipal bonds	17	—	—	17	16	—	—	16
CMS Energy Common Stock	8	20	—	28	8	21	—	29

The mutual fund classified as available for sale is a short-term, fixed-income fund. Shares in this fund were acquired during the three months ended March 31, 2010. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist of state and municipal bonds and mortgage-backed securities held by EnerBank.
During the three months ended March 31, 2010, the proceeds from CMS Energy’s sales of SERP securities were $1 million, which included proceeds from Consumers’ sales of SERP securities of less than $1 million. During the three months ended March 31, 2009, the proceeds from CMS Energy’s sales of SERP securities were $2 million, which included proceeds from Consumers’ sales of SERP securities of $1 million. During both of the three-month periods ended March 31, 2010 and 2009, gross realized losses on sales of SERP securities were less than $1 million for CMS Energy and Consumers.
The fair values of the SERP state and municipal bonds by contractual maturity at March 31, 2010 were as follows:

In Millions
	CMS Energy,
	including
	Consumers	Consumers

Due one year or less	$2	$1
Due after one year through five years	10	6
Due after five years through ten years	10	6
Due after ten years	5	4

Total	$27	$17

8: DERIVATIVE INSTRUMENTS
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
The contracts used to manage market risks may qualify as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, the contract is recorded on the balance sheet at its fair value. Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. Since none of CMS Energy’s or Consumers’ derivatives have been designated as accounting hedges, all changes in fair value are reported in earnings. For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 2, Fair Value Measurements.
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
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At March 31, 2010, CMS ERM held a forward contract for the physical sale of 788 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 42 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.7 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM held forward contracts to purchase 3.6 bcf and sell 3.5 bcf of natural gas through 2010 and a financial contract to sell 1.0 bcf of natural gas as an economic hedge of gas storage sales in 2011. At March 31, 2010, CMS ERM held financial contracts through 2010 as an economic hedge against tolling arrangements with a purchase of 260 GWh of electricity and a sale of 1.7 bcf of gas.

At March 31, 2010 and December 31, 2009, the fair value of Consumers’ derivative instruments was less than $1 million. The following table summarizes the fair values of CMS Energy’s derivative instruments:

						In Millions
	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance			Balance
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

CMS Energy
Derivatives not designated as hedging instruments:
Commodity contracts (a)	Other assets (b)	$5	$1	Other liabilities (c)	$7	$9

Interest rate contracts (d)	Other assets	—	—	Other liabilities	—	1

Total CMS Energy Derivatives		$5	$1		$7	$10

(a)	Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was $2 million at March 31, 2010 and $1 million at December 31, 2009.

(b)	Assets exclude the impact of offsetting cash margin deposits paid by other parties to CMS ERM, which was $3 million at March 31, 2010. Offsetting cash margin deposits on derivative assets at December 31, 2009 were less than $1 million. CMS Energy presents these assets net of these impacts on its Consolidated Balance Sheets.

(c)	Liabilities exclude the impact of offsetting cash margin deposits paid by CMS ERM to other parties, which was $1 million at March 31, 2010 and December 31, 2009. CMS Energy presents these assets net of these impacts on its Consolidated Balance Sheets.

(d)	At December 31, 2009, CMS Energy’s derivatives included an interest rate collar held by Grayling as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. Effective January 1, 2010, CMS Energy deconsolidated Grayling. CMS Energy reflected its share of the loss on the interest rate collar, which was less than $1 million at March 31, 2010, in Income (Loss) from Equity Method Investees in its Consolidated Statements of Income. For additional details about the deconsolidation of Grayling, see Note 11, Consolidation of Variable Interest Entities.

At March 31, 2010 and 2009, the effect of Consumers’ derivative instruments on its Consolidated Statements of Income was less than $1 million. The following table summarizes the effect of CMS Energy’s derivative instruments on its Consolidated Statements of Income:

			In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	on Derivatives	on Derivatives
	Recognized in Income	Recognized in Income
Three months ended March 31		2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$5	$7
	Fuel for electric generation	2	(2)
	Cost of gas sold	—	(3)
	Cost of power purchased	1	—
Foreign exchange contracts (a)	Other expense	—	(1)

Total CMS Energy		$8	$1

(a)	This derivative loss relates to a foreign-exchange forward contract that CMS Energy settled in January 2009.
At March 31, 2010, none of CMS Energy’s derivative liabilities was subject to credit-risk-related contingency features. At December 31, 2009, CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were less than $1 million.
Credit Risk: CMS Energy’s swaps, options, and forward contracts contain credit risk, which is the risk that a counterparty will fail to meet its contractual obligations. CMS Energy reduces this risk through established policies and procedures. CMS Energy assesses credit quality by considering credit ratings, financial condition, and other available information for counterparties. A credit limit is established for each counterparty based on the evaluation of their credit quality. Exposure to potential loss under each contract is monitored and action is taken when appropriate.
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

The following table illustrates CMS Energy’s exposure to potential losses at March 31, 2010, if each counterparty within this industry concentration failed to meet its contractual obligations. This table includes contracts accounted for as financial instruments. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception, or other contracts that CMS Energy does not account for as derivatives.

In Millions
				Net Exposure	Net Exposure
	Exposure			from	from
	Before			Investment	Investment
	Collateral			Grade	Grade
	(a)	Collateral Held	Net Exposure	Companies	Companies (%)

CMS ERM	$3	$3	$—	$—	—

(a)	Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.
CMS Energy does not expect a material adverse effect on its Consolidated Balance Sheets and Consolidated Statements of Income as a result of counterparty nonperformance, given CMS Energy’s credit policies, current exposures, and credit reserves.
9: RETIREMENT BENEFITS
CMS Energy and Consumers provide Pension Plan, OPEB, and other retirement benefit plans to employees.
The following tables show the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

	In Millions
	Pension
Three months ended March 31	2010	2009

CMS Energy, including Consumers
Service cost	$11	$10
Interest expense	24	24
Expected return on plan assets	(23)	(21)
Amortization of:
Net loss	13	10
Prior service cost	2	2

Net periodic cost	$27	$25
Regulatory adjustment	2	—

Net periodic cost after regulatory adjustment	$29	$25

Consumers
Service cost	$11	$10
Interest expense	24	23
Expected return on plan assets	(23)	(20)
Amortization of:
Net loss	12	10
Prior service cost	2	1

Net periodic cost	$26	$24
Regulatory adjustment	2	—

Net periodic cost after regulatory adjustment	$28	$24

CMS Energy’s and Consumers’ expected long-term rate of return on plan assets is 8.0 percent. For the three months ended March 31, 2010, the actual return on Pension Plan assets was 3.5 percent, and for 2009 the actual return was 21 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

	In Millions
	OPEB
Three months ended March 31	2010	2009

CMS Energy, including Consumers
Service cost	$7	$6
Interest expense	21	20
Expected return on plan assets	(15)	(13)
Amortization of:
Net loss	8	8
Prior service credit	(2)	(2)

Net periodic cost	$19	19
Regulatory adjustment	1	—

Net periodic cost after regulatory adjustment	$20	$19

Consumers
Service cost	$7	$6
Interest expense	20	20
Expected return on plan assets	(14)	(12)
Amortization of:
Net loss	8	8
Prior service credit	(2)	(2)

Net periodic cost	$19	$20
Regulatory adjustment	1	—

Net periodic cost after regulatory adjustment	$20	$20

In February 2010, the MPSC issued an order in Consumers’ GCR case that allowed Consumers to collect a one-time surcharge under a Pension Plan and OPEB equalization mechanism. For the three months ended March 31, 2010, Consumers collected $2 million of Pension Plan and $1 million of OPEB surcharge revenue in gas rates. Consumers recorded a reduction of $3 million of equalization regulatory assets on its Consolidated Balance Sheets and an increase of $3 million of expense on its Consolidated Statements of Income. Thus, Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the three months ended March 31, 2010.
During the first three months of 2010, CMS Energy contributed $100 million to its pension fund, which included a contribution of $97 million by Consumers.
During the first three months of 2010, CMS Energy contributed $17 million to its SERP fund, which included a contribution of $11 million by Consumers.

10: INCOME TAXES
The actual income tax expense on continuing operations differs from the amount computed by applying the statutory federal tax rate of 35 percent to income before income taxes as follows:

	In Millions
Three months ended March 31	2010	2009

CMS Energy, including Consumers
Net income available to common stockholders	$85	$70
Discontinued operations, net of tax	1	1

Net income from continuing operations	86	71
Preferred stock dividends	3	3
Income tax expense on continuing operations	61	50

Income from continuing operations before income taxes	150	124

Expected income tax expense at statutory federal rate	53	43
Increase (decrease) in income taxes from:
ITC amortization	(1)	(1)
Medicare Part D exempt income	(2)	(2)
Change in tax law, Medicare Part D subsidy	3	—
State and local income taxes, net of federal benefit	7	8
Other, net	1	2

Income tax expense	$61	$50

Effective tax rate	40.7%	40.3%

Consumers
Income from continuing operations before income taxes	$169	$155

Expected income tax expense at statutory federal rate	59	54
Increase (decrease) in taxes from:
ITC amortization	(1)	(1)
Medicare Part D exempt income	(2)	(2)
State and local income taxes, net of federal benefit	6	4
Other, net	—	1

Income tax expense	$62	$56

Effective tax rate	36.7%	36.1%

The increase in the effective tax rates from March 31, 2009 to March 31, 2010 was due largely to a change in tax law related to Medicare Part D subsidies.
The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the Health Care Acts) were enacted in March 2010. For taxable years beginning after December 31, 2012, the Health Care Acts repeal the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. To reflect the law change, CMS Energy and Consumers decreased their deferred tax asset balances by $68 million, with CMS Energy recognizing deferred tax expense of $3 million and Consumers recognizing an increase to net regulatory tax assets of $65 million (not including the effects of ratemaking tax gross-ups). Therefore, this legislation had no effect on Consumers’ net income for the three months ended March 31, 2010.

11: CONSOLIDATION OF VARIABLE INTEREST ENTITIES
Entities that are VIEs must be consolidated if the reporting entity determines that it has a controlling financial interest. The entity that is required to consolidate the VIE is called the primary beneficiary. Variable interests are contractual, ownership, or other interests in an entity that change as the fair value of the VIE’s net assets, excluding variable interests, changes. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.
Effective January 1, 2010, the accounting standards for consolidation of VIEs were amended. The most significant amendment changed the criteria for identifying the primary beneficiary. Under the amended standard, the primary beneficiary is the entity that has both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
As a result of adopting this amendment, effective January 1, 2010, CMS Energy has consolidated CMS Energy Trust I and deconsolidated three partnerships that it had previously consolidated.
CMS Energy has consolidated CMS Energy Trust I because CMS Energy is the variable interest holder that designed the entity and through the design has the power to direct the activities of CMS Energy Trust I that most significantly impact the trust’s economic performance. Through its guarantee, CMS Energy also has the obligation to absorb losses of CMS Energy Trust I. The sole assets of the trust consist of notes payable by CMS Energy, and the sole liabilities of the trust consist of Trust Preferred Securities. Upon consolidation, CMS Energy reduced its equity method investment by $5 million and its Long-term Debt — Related Parties by $34 million. CMS Energy also recorded a $29 million liability for the mandatorily redeemable preferred securities issued by the trust. No gain or loss was recognized on the consolidation of CMS Energy Trust I.
CMS Energy has deconsolidated T.E.S. Filer City, Grayling, and Genesee because CMS Energy determined that power is shared among unrelated parties, and that no one party has the power to direct the activities that most significantly impact the entities’ economic performance. The partners must agree on all major decisions for each of the partnerships. As a result, CMS Energy is not the primary beneficiary of these partnerships.

The following table provides information about these partnerships:

Nature of
Name (Ownership Interest)	the Entity	Financing of Partnership
T.E.S. Filer City (50%)	Coal-fueled power generator	Non-recourse long-term debt that matured in December 2007.

Grayling (50%)	Wood waste- fueled power generator	Sale of revenue bonds that mature in November 2012 and bear interest at variable rates. The debt is recourse to the partnership, but not the individual partners, and secured by a letter of credit equal to the outstanding balance.

Genesee (50%)	Wood waste- fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partnership and secured by a CMS Energy guarantee capped at $3 million annually.

CMS Energy has operating and management contracts with Grayling and Genesee, and Consumers is the primary purchaser of power from each partnership through long-term PPAs. Consumers also has reduced dispatch agreements with Grayling and Genesee, which allow these facilities to be dispatched based on the market price of wood waste. This results in fuel cost savings that each partnership shares with Consumers’ customers.
CMS Energy’s investment in these partnerships is included in Investments on the Consolidated Balance Sheets in the amount of $48 million as of March 31, 2010. The partnerships were consolidated at December 31, 2009. Total assets of the partnerships were $189 million and total liabilities were $92 million at December 31, 2009. The partnerships had third-party debt obligations totaling $70 million at December 31, 2009. Plant, property, and equipment serving as collateral for these obligations had a carrying value of $137 million at December 31, 2009. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through outstanding letters of credit of $2 million and a guarantee of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $6 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.
12: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate performance based on the net income available to common stockholders of each segment. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including corporate interest and other expenses and discontinued operations.

Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.
The following tables provide financial information by reportable segment:

	In Millions
Three months ended March 31	2010	2009
Operating Revenue
CMS Energy, including Consumers
Electric utility	$838	$812
Gas utility	1,052	1,222
Enterprises	68	64
Other	9	6

Total Operating Revenue — CMS Energy	$1,967	$2,104
Consumers
Electric utility	$838	$812
Gas utility	1,052	1,222

Total Operating Revenue — Consumers	$1,890	$2,034

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$41	$39
Gas utility	66	59
Enterprises	9	1
Discontinued operations	(1)	(1)
Other	(30)	(28)

Total Net Income Available to Common Stockholders — CMS Energy	$85	$70
Consumers
Electric utility	$41	$39
Gas utility	66	59

Total Net Income Available to Common Stockholder — Consumers	$107	$98

		In Millions
	March 31, 2010	December 31, 2009
Plant, Property, and Equipment, Gross
CMS Energy, including Consumers
Electric utility	$9,620	$9,525
Gas utility	3,836	3,812
Enterprises	101	345
Other	34	34

Total Plant, Property, and Equipment — CMS Energy	$13,591	$13,716
Consumers
Electric utility	$9,620	$9,525
Gas utility	3,836	3,812
Other	15	15

Total Plant, Property, and Equipment — Consumers	$13,471	$13,352

Assets
CMS Energy, including Consumers
Electric utility (a)	$9,510	$9,157
Gas utility (a)	4,259	4,594
Enterprises	192	303
Other	1,265	1,202

Total Assets — CMS Energy	$15,226	$15,256
Consumers
Electric utility (a)	$9,510	$9,157
Gas utility (a)	4,259	4,594
Other	817	871

Total Assets — Consumers	$14,586	$14,622

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

(This page intentionally left blank)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of CMS Energy’s and Consumers’ 2009 Form 10-K, see Part I, Item 1, Note 3, Contingencies and Commitments, and Note 4, Utility Rate Matters.

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in CMS Energy’s and Consumers’ 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On January 15, 2010, CMS Energy issued 761 shares of its Common Stock and paid $20,000 in cash in exchange for $20,000 aggregate principal amount of its 3.375 percent Convertible Senior Notes Due 2023, Series B, tendered for conversion on December 22, 2009, in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Sixteenth Supplemental Indenture dated as of December 16, 2004. Such shares of Common Stock were issued based on the conversion rate of 101.464 shares per $1,000 principal amount of convertible note. The foregoing issuance, an exchange of securities with an existing securities holder, was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Repurchases of Equity Securities
The following table shows CMS Energy’s repurchases of equity securities for the three months ended March 31, 2010:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May Yet
	Number of	Price	Part of Publicly	Be Purchased Under
	Shares	Paid per	Announced Plans or	Publicly Announced
Period	Purchased*	Share	Programs	Plans or Programs
January 1, 2010 to January 31, 2010	563	$15.69	—	—

February 1, 2010 to February 28, 2010	—	—	—	—

March 1, 2010 to March 31, 2010	—	—	—	—

Total	563	$15.69	—	—

*	CMS Energy repurchases certain restricted shares upon vesting under the performance incentive stock plan from participants in the performance incentive stock plan, equal to its minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
The representations and warranties may not describe the actual state of affairs of the parties to each agreement. Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com and through the SEC’s website at www.sec.gov.

(10)(a)	Amendment No. 19 to the Receivables Purchase Agreement, dated as of March 17, 2010

(10)(b)	Amendment No. 5 to the Receivables Sale Agreement, dated as of March 17, 2010

(10)(c)	Amendment No. 20 to the Receivables Purchase Agreement, dated as of April 20, 2010

(10)(d)	Amendment No. 6 to the Receivables Sale Agreement, dated as of April 20, 2010

(10)(e)	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, effective January 1, 2004, amended and restated, effective as of January 1, 2010

(10)(f)	Form of Change in Control Agreement as of March 2010

(10)(g)	Agreement between David W. Joos and CMS Energy Board of Directors

(10)(h)	Bond Purchase Agreement between Consumers and each of the Purchasers named therein, dated as of April 19, 2010

(12)(a)	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(12)(b)	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

(31)(a)	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(c)	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(d)	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: April 23, 2010	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: April 23, 2010	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer