Form 10-Q
period 2010-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2010-07-28
CIK 201533, 811156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
CMS Energy Corporation: Yes ☐ No ☑    Consumers Energy Company: Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 16, 2010:
CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value	230,179,070
Consumers Energy Company:

Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended
June 30, 2010

Page
Glossary	3
Filing Format	7
Forward-Looking Statements and Information	7

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
CMS Energy Corporation	32
Consumers Energy Company	40
Notes to Consolidated Financial Statements	47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	82

Item 4. Controls and Procedures	82

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	82
Item 1A. Risk Factors	82
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3. Defaults Upon Senior Securities	83
Item 5. Other Information	83
Item 6. Exhibits	84
Signatures	86
EX-10.1
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY
Certain terms used in the text and financial statements are defined below.

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524

2009 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2009

ALJ	Administrative Law Judge

AOC	Administrative Order on Consent

AOCL	Accumulated Other Comprehensive Loss

ASU	FASB Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Chrysler	Chrysler LLC, a non-affiliated company

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Energy Common Stock or common stock	Common stock of CMS Energy, par value $0.01 per share

CMS Energy Trust I	A VIE and a wholly owned business trust formed for the sole purpose of issuing preferred securities and lending the proceeds to CMS Energy

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

Detroit Edison	The Detroit Edison Company, a non-affiliated company

D.C.	District of Columbia

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

GM	General Motors Corporation, a non-affiliated company

Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

GWh	Gigawatt-hour (a unit of energy equal to one million kilowatt-hours)

HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises

IPP	Independent power producer or independent power production

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

ITC	Income tax credit

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company

MBT	Michigan Business Tax

MD&A	Management’s Discussion and Analysis

MDL	A pending multi-district litigation case in Nevada

MDNRE	Michigan Department of Natural Resources and Environment, which, effective January 17, 2010, is the successor to the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources

MGP	Manufactured gas plant

MISO	The Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt-hour (a unit of energy equal to one million watt-hours)

NAV	Net asset value

NOMECO	CMS NOMECO Oil & Gas Co., a former wholly owned subsidiary of CMS Enterprises

NOV	Notice of Violation

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, formerly owned by Consumers

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers, and CMS Energy

PFD	Proposal for decision

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

QSPE	Qualifying special-purpose entity

REC	Renewable energy credit established under the 2008 Energy Legislation

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a former wholly owned subsidiary of CMS Panhandle Holding, LLC

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

TSU	Texas Southern University, a non-affiliated entity

Union	Utility Workers Union of America, AFL-CIO

U.S.	United States

VIE	Variable interest entity

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2009 Form 10-K.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:
•	the price of CMS Energy Common Stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the troubled economy, particularly in Michigan, and the risk of future volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:
•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population decline in the geographic areas where CMS Energy and Consumers conduct business;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or laws regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants;

•	CCBs;

•	PCBs;

•	cooling water discharge from power plants or other industrial equipment;

•	limitations on the use or construction of coal-fueled electric power plants;

•	renewable portfolio standards and energy efficiency mandates; and

•	any other potential legislative changes, including changes to the ten-percent ROA limit;
•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including but not limited to those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:
•	sufficient and timely recovery of:
•	environmental and safety-related expenditures for coal-fueled plants and other utility properties;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	costs associated with the proposed retirement and decommissioning of facilities;

•	development costs of the proposed coal-fueled plant;

•	MISO energy and transmission costs; and

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards;
•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	actions of regulators with respect to the implementation of the “pilot” decoupling mechanism and an uncollectible expense tracking mechanism described in the November 2009 MPSC electric rate case order and the “pilot” decoupling mechanism described in the May 2010 MPSC gas rate case order;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates; and

•	implementation of new energy legislation or revisions of existing regulations;

•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer load to alternative energy suppliers;

•	potentially adverse regulatory treatment concerning significant matters affecting CMS Energy or Consumers that are presently before the MDNRE, including Bay Harbor;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of the electric and gas decoupling mechanisms in moderating the impact of sales variability on net revenues;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	the impact of expanded enforcement powers and investigation activities at FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	potential effects of financial reform legislation on regulation of energy derivatives and financial institutions such as EnerBank;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers, and the ability of Consumers to recover the costs of any such insurance from customers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	the effectiveness of CMS Energy’s and Consumers’ strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction, permitting, and government approvals;

•	costs and availability of personnel, equipment, and materials for operating and maintaining existing facilities;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2010 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of new federal health care legislation on current or future health care costs;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including the F.T. Barr matter and claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	new or revised interpretations of GAAP by regulators, which could affect how accounting principles are applied, and could impact future periods’ financial statements or previously filed financial statements;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
For additional details regarding these and other uncertainties, see the “Outlook” section included in MD&A, Note 3, Contingencies and Commitments, Note 4, Utility Rate Matters, Note 10, Income Taxes, and Part II, Item 1A. Risk Factors.

CMS Energy Corporation
Consumers Energy Company
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a combined report of CMS Energy and Consumers. It has been prepared in accordance with the instructions to Form 10-Q and Item 303 of Regulation S-K. This MD&A should be read in conjunction with MD&A contained in the 2009 Form 10-K.
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
Consumers’ forecast calls for capital investments of about $7 billion from 2010 through 2014, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency; demand management; expanded use of renewable energy; development of new power plants; pursuit of additional PPAs to complement existing generating sources; potential retirement or mothballing of older generating units; and continued operation of others.
In May 2010, Consumers announced plans to defer the development of its proposed 830 MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity due to the recession in Michigan, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers has not set a timetable for a future decision about the project.

Consumers’ planned capital investments continue to include renewable energy projects. Consumers expects to spend $650 million on renewable energy investments through 2014. The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. In compliance with this legislation, Consumers filed a renewable energy plan with the MPSC in February 2009 outlining its plans to build or contract for additional renewable energy capacity. At the same time, Consumers filed an energy optimization plan, also called for by the 2008 Energy Legislation, under which Consumers will promote energy efficiency and provide incentives to reduce customer usage. In May 2009, the MPSC approved the energy optimization plan and, with minor exceptions, the renewable energy plan.
Consumers also intends to make a significant capital investment in its smart grid program, which will provide enhanced controls over and information about energy usage, as well as timely notification of service interruptions. Consumers plans to follow a phased implementation approach and to conduct an operational pilot of the smart grid technology in 2011.
Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. In February 2010, the MPSC issued an order requiring that Consumers refund to customers $86 million collected during a rate freeze from 2001 to 2003; the MPSC determined that these funds should have been placed in a decommissioning trust fund. Consumers has filed an appeal of this order. In May 2010, the MPSC issued a gas rate order authorizing Consumers to increase its gas rates by $66 million based on an authorized return on equity of 10.55 percent. The order also adopts a revenue decoupling mechanism. Further, in July 2010, Consumers self-implemented an electric rate increase in the annual amount of $150 million, subject to refund with interest. In its July 2010 order allowing Consumers to self-implement this increase, the MPSC expressed concern about utilities repeatedly self-implementing rate increases over short time periods, and before the return of previous overcollections of self-implemented rate increases.
The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers. The 2008 Energy Legislation limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. In May 2010, a bill was introduced to the Michigan Senate and House of Representatives that would increase the percentage from ten percent to 25 percent. At June 30, 2010, electric deliveries under the ROA program were at the ten percent limit.
Another area of importance for CMS Energy and Consumers is environmental regulation. There is uncertainty associated with federal legislative and regulatory proposals related to the regulation of carbon dioxide emissions, particularly associated with fossil-fueled generation. Federal legislation is being considered to establish a cap and trade system, or alternatively, to tax carbon dioxide emissions. In addition, in December 2009, the EPA issued an endangerment finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. The EPA also issued an Advance Notice of Proposed Rulemaking in April 2010, indicating that it is considering a variety of regulatory actions with respect to PCBs. In June 2010, the EPA proposed a range of alternatives for regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. In July 2010, the EPA released a proposed rule that would replace CAIR. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.

CMS Energy will continue to focus its strategy on:
•	investing in Consumers’ utility system;

•	growing earnings and operating cash flow while controlling operating and fuel costs; and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
In executing this strategy, CMS Energy and Consumers will need to overcome a Michigan economy that has been impacted adversely by the uncertainty in Michigan’s automotive industry marked by the bankruptcies of GM and Chrysler, as well as by high unemployment rates. The financial market crisis, the effects of which became evident in a global economic downturn beginning in 2008, continues to result in a negative economic outlook in the near term. A range of possible outcomes exists due to the uncertain progress of economic recovery in Consumers’ service territory. Pressure on regulators to limit rate increases can be expected to mount if Michigan’s economy remains sluggish. Consumers expects that the electric and gas “pilot” decoupling mechanisms and the uncollectible expense tracking mechanism for electric customers adopted in recent MPSC rate orders will mitigate partially the impacts of these economic conditions on the electric and gas utilities. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they will continue to monitor developments in the financial and credit markets and government policy responses to those developments for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS
CMS Energy’s Consolidated Results of Operations

In Millions (except for per share amounts)
Three months ended June 30	2010	2009	Change

Net Income Available to Common Stockholders	$80	$75	$5
Basic Earnings Per Share	$0.35	$0.33	$0.02
Diluted Earnings Per Share	$0.32	$0.32	$—

In Millions
Three months ended June 30	2010	2009	Change

Electric Utility	$86	$67	$19
Gas Utility	1	5	(4)
Enterprises	33	(13)	46
Corporate Interest and Other	(24)	(9)	(15)
Discontinued Operations	(16)	25	(41)

Net Income Available to Common Stockholders	$80	$75	$5

For the three months ended June 30, 2010, net income available to common stockholders was $80 million, compared with $75 million for 2009. Specific after-tax changes to net income available to common stockholders for the three months ended June 30, 2010 versus 2009 are:

2010 over/(under) 2009
		(In Millions)

•	insurance settlement related to a previously sold investment	$30
•	absence of an increase in the provision for Bay Harbor environmental remediation costs recorded in 2009	22
•	increase in electric and gas revenues at Consumers due to rate orders, including the impacts of the decoupling mechanisms	18
•	other net increases at Consumers due to lower service restoration costs, outage costs, and other operating expenses	15
•	increase in electric revenues due to weather	11
•	absence of a benefit recorded in 2009 related to the expiration of an indemnity obligation	(31)
•	absence of a gain on the retirement of debt recorded in 2009	(18)
•	other net decreases, primarily from tax adjustments and impairments related to discontinued operations	(13)
•	decrease in gas revenue due to weather	(10)
•	decrease in electric and gas revenues due to unfavorable sales mix and economic conditions	(10)
•	other net decreases at Consumers, primarily higher depreciation expense and sales and use tax	(9)

Total change		$5

In Millions (except for per share amounts)
Six months ended June 30	2010	2009	Change

Net Income Available to Common Stockholders	$165	$145	$20

Basic Earnings Per Share	$0.72	$0.64	$0.08
Diluted Earnings Per Share	$0.67	$0.62	$0.05

In Millions
Six months ended June 30	2010	2009	Change

Electric Utility	$127	$106	$21
Gas Utility	67	64	3
Enterprises	42	(12)	54
Corporate Interest and Other	(54)	(37)	(17)
Discontinued Operations	(17)	24	(41)

Net Income Available to Common Stockholders	$165	$145	$20

For the six months ended June 30, 2010, net income available to common stockholders was $165 million, compared with $145 million for 2009. Specific after-tax changes to net income available to common stockholders for the six months ended June 30, 2010 versus 2009 are:

2010 over/(under) 2009
		(In Millions)

•	increase in electric and gas revenues at Consumers due to rate orders, including the impacts of the decoupling mechanisms	$55
•	insurance settlement related to a previously sold investment	30
•	absence of an increase in the provision for Bay Harbor environmental remediation costs recorded in 2009	22
•	other net increase at Consumers due to lower service restoration costs, outage costs, and other operating expenses	21
•	other net increases, primarily higher mark-to-market gains and increased power demand at the enterprises segment	8
•	increase in electric revenues due to weather	7
•	absence of a benefit recorded in 2009 related to the expiration of an indemnity obligation	(31)
•	decrease in electric and gas revenue due to unfavorable sales mix and economic conditions	(23)
•	decrease in gas revenue due to weather	(22)
•	absence of a gain on the retirement of debt recorded in 2009	(18)
•	other net decreases, primarily from tax adjustments and impairments related to discontinued operations	(15)
•	decrease at Consumers due to costs associated with the voluntary separation plan	(7)
•	other net decreases at Consumers, primarily higher depreciation expense and sales and use tax	(7)

Total change		$20

Consumers’ Electric Utility Results of Operations

In Millions
June 30	2010	2009	Change

Net Income Available to Common Stockholders:
Three months ended	$86	$67	$19
Six months ended	$127	$106	$21

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2010 vs. 2009	June 30, 2010 vs. 2009

Electric deliveries and rate increase	$75	$101
Power supply costs and related revenue	(1)	(11)
Other income, net of expenses	(5)	(8)
Maintenance and other operating expenses	(28)	(34)
Depreciation and amortization	(11)	(12)
General taxes	2	—
Interest charges	(4)	(6)
Income taxes	(9)	(9)

Total change	$19	$21

Electric deliveries and rate increase: For the three months ended June 30, 2010, electric delivery revenues increased $75 million compared with 2009. The increase was due to $14 million of additional revenues resulting from the November 2009 rate order and other rate-related items of $21 million, which included the impacts of the decoupling mechanism that became effective in December 2009. Also contributing to the increase was $5 million from higher deliveries, which included the impact of favorable weather in 2010. These increases were offset partially by a $5 million decrease in revenues from an unfavorable sales mix. Overall, deliveries to end-use customers were 9.0 billion kWh, an increase of 0.6 billion kWh or 7.1 percent compared with 2009.
Additionally, surcharge revenues and related reserves increased $40 million for the three months ended June 30, 2010 compared with 2009, due to $26 million from the collection of regulatory assets related to retirement benefits, an $8 million increase related to the energy optimization program, and a $6 million increase in other surcharge revenue.
For the six months ended June 30, 2010, electric delivery revenues increased $101 million compared with 2009. The increase was due to $46 million of additional revenues resulting from the November 2009 rate order and other rate-related items of $37 million, which included the impacts of the decoupling mechanism that became effective in December 2009. These increases were offset partially by a $9 million decrease in revenues from an unfavorable sales mix, including the impact of customers switching from demand rates to energy only rates. Additionally, revenues decreased $17 million due to lower deliveries to Consumers’ high margin customers, offset partially by increases due to favorable weather in 2010. Overall, deliveries to end-use customers were 18.1 billion kWh, an increase of 0.7 billion kWh or 4.0 percent compared with 2009.
Additionally, surcharge revenues and related reserves increased $44 million for the six months ended June 30, 2010 compared with 2009, due to $26 million from the collection of regulatory assets related to retirement benefits, a $14 million increase related to the energy optimization program, and a $4 million increase in other surcharge revenue.

Power supply costs and related revenue: For the three months ended June 30, 2010, PSCR revenue decreased $1 million compared with 2009, due to a decrease in wholesale fuel recovery revenue.
For the six months ended June 30, 2010, PSCR revenue decreased $11 million compared with 2009, reflecting an order received from the MPSC that disallowed recovery of certain power supply costs in Consumers’ 2007 PSCR reconciliation case.
Other income, net of expenses: For the three months ended June 30, 2010, other income decreased $5 million compared with 2009, and for the six months ended June 30, 2010, other income decreased $8 million compared with 2009. These decreases were due to a reduction in interest income recorded on certain regulatory assets and the absence in 2010 of a gain recognized on a sale of land in 2009.
Maintenance and other operating expenses: For the three months ended June 30, 2010, maintenance and other operating expenses increased $28 million compared with 2009. The increase was due to $26 million of higher retirement benefits expenses, which were recovered in revenue in 2010, and an $8 million increase associated with the energy optimization program. Also contributing to the increase was $6 million in uncollectible accounts expense. These increases were offset partially by a $5 million reduction in expenses for forestry and tree-trimming services and a $7 million decrease in service restoration expenses, health care costs, and other net operating expenses.
For the six months ended June 30, 2010, maintenance and other operating expenses increased $34 million compared with 2009. The increase was due to $26 million of higher retirement benefits expenses, which were recovered in revenue in 2010, a $14 million increase associated with the energy optimization program, and an $8 million increase in uncollectible accounts expense. Also contributing to the increase was $6 million of voluntary separation plan expenses in 2010.  These increases were offset partially by a $7 million reduction in expenses for forestry and tree-trimming services and a $13 million decrease in service restoration expenses, health care costs, and other net operating expenses.
Depreciation and amortization: For the three months ended June 30, 2010, depreciation and amortization expense increased $11 million compared with 2009, and for the six months ended June 30, 2010, depreciation and amortization expense increased $12 million compared with 2009, due to higher depreciation expense from increased plant in service and higher amortization expense on certain regulatory assets.
General taxes: For the three months ended June 30, 2010, general taxes decreased $2 million compared with 2009. The decrease resulted from adjustments associated with the State of Michigan’s use tax assessment, discussed in Note 3, Contingencies and Commitments, “Consumers’ Other Contingencies.” This decrease was offset partially by increased property taxes, reflecting higher capital spending.
Interest charges: For the three months ended June 30, 2010, interest charges increased $4 million compared with 2009. The increase resulted from interest related to the State of Michigan’s use tax assessment, discussed in Note 3, Contingencies and Commitments, “Consumers’ Other Contingencies,” offset partially by lower debt levels in 2010.
For the six months ended June 30, 2010, interest charges increased $6 million compared with 2009. The increase resulted from interest related to the State of Michigan’s use tax assessment, discussed in Note 3, Contingencies and Commitments, “Consumers’ Other Contingencies.” Also contributing to the increase was additional interest incurred as a result of an order received from the MPSC that disallowed recovery of certain power supply costs in Consumers’ 2007 PSCR reconciliation case. These increases were offset partially by lower debt levels in 2010.

Income taxes: For each of the three and six months ended June 30, 2010, income taxes increased $9 million compared with 2009, due to higher electric utility earnings in 2010.
Consumers’ Gas Utility Results of Operations

In Millions
June 30	2010	2009	Change

Net Income Available to Common Stockholders:
Three months ended	$1	$5	$(4)
Six months ended	$67	$64	$3

	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2010 vs. 2009	June 30, 2010 vs. 2009

Gas deliveries and rate increase	$(2)	$19
Other income, net of expenses	2	4
Maintenance and other operating expenses	(3)	(9)
Depreciation and amortization	—	(1)
General taxes	3	2
Interest charges	(5)	(7)
Income taxes	1	(5)

Total change	$(4)	$3

Gas deliveries and rate increase: For the three months ended June 30, 2010, gas delivery revenues decreased $2 million compared with 2009. The decrease was due to lower deliveries of $9 million, which included the impact of milder weather. This decrease was offset partially by $1 million of additional revenue from the May 2010 rate order and a $6 million increase in surcharge revenues related to the energy optimization program. Gas deliveries, including miscellaneous transportation to end-use customers, were 36.8 bcf, a decrease of 4.0 bcf or 9.8 percent compared with 2009.
For the six months ended June 30, 2010, gas delivery revenues increased $19 million compared with 2009. The increase resulted from $28 million of additional revenue from the May 2010 rate order and $8 million from a favorable sales mix. Additionally, surcharge revenues were $16 million higher in 2010, due to a $13 million increase related to the energy optimization program and $3 million from the collection of regulatory assets related to retirement benefits. These increases were offset partially by lower deliveries of $33 million due to milder weather. Gas deliveries, including miscellaneous transportation to end-use customers, were 155.9 bcf, a decrease of 15.6 bcf or 9.1 percent compared with 2009.
Other income, net of expenses: For the three months ended June 30, 2010, other income increased $2 million compared with 2009, and for the six months ended June 30, 2010, other income increased $4 million compared with 2009. These increases were due to increased interest income related to secured borrowing agreements.
Maintenance and other operating expenses: For the three months ended June 30, 2010, maintenance and other operating expenses increased $3 million compared with 2009. The increase was due to additional expenses of $6 million related to the energy optimization program and a $3 million increase in uncollectible accounts expense. These increases were offset partially by a $6 million reduction in health care costs and other net operating expenses.

For the six months ended June 30, 2010, maintenance and other operating expenses increased $9 million compared with 2009. The increase was due to additional expenses of $13 million related to the energy optimization program, $4 million of voluntary separation plan expenses, and higher expenses of $3 million associated with retirement benefits, which were recovered in revenue in 2010. These increases were offset partially by lower uncollectible accounts expense of $3 million and an $8 million reduction in health care costs and other net operating expenses.
Depreciation and amortization: For the six months ended June 30, 2010, depreciation and amortization expense increased $1 million compared with 2009, due primarily to an increase in plant in service.
General taxes: For the three months ended June 30, 2010, general taxes decreased $3 million compared with 2009, resulting from adjustments associated with the State of Michigan’s use tax assessment, discussed in Note 3, Contingencies and Commitments, “Consumers’ Other Contingencies.”
For the six months ended June 30, 2010, general taxes decreased $2 million compared with 2009. The decrease resulted from adjustments associated with the State of Michigan’s use tax assessment, discussed in Note 3, Contingencies and Commitments, “Consumers’ Other Contingencies.” This decrease was offset partially by increased property taxes, reflecting higher capital spending.
Interest charges: For the three months ended June 30, 2010, interest charges increased $5 million compared with 2009, and for the six months ended June 30, 2010, interest charges increased $7 million compared with 2009, due primarily to interest related to the State of Michigan’s use tax assessment, discussed in Note 3, Contingencies and Commitments, “Consumers’ Other Contingencies.”
Income taxes: For the three months ended June 30, 2010, income taxes decreased $1 million compared with 2009. The change reflects $2 million due to lower gas utility earnings in 2010, offset partially by a $1 million increase in MBT expense.
For the six months ended June 30, 2010, income taxes increased $5 million compared with 2009. The change reflects $2 million due to higher gas utility earnings in 2010 and a $3 million increase in MBT expense.

Enterprises Results of Operations

In Millions
June 30	2010	2009	Change

Net Income Available to Common Stockholders:
Three months ended	$33	$(13)	$46
Six months ended	$42	$(12)	$54

For the three months ended June 30, 2010, the enterprises segment reported net income of $33 million compared with a net loss of $13 million for the same period in 2009. The $46 million change reflects after-tax income of $30 million from the settlement of an insurance claim related to a previously sold South American investment and the absence of an environmental remediation charge of $22 million recorded in 2009 related to Bay Harbor. These items were offset partially by a net decrease of $6 million due to the absence of a gain recorded in 2009 on the expiration of an indemnity provided in connection with a previous asset sale, and the absence of benefits related to a 2009 legal settlement associated with a gas sales and purchase contract.
For the six months ended June 30, 2010, the enterprises segment reported net income of $42 million compared with a net loss of $12 million for the same period in 2009. The $54 million change reflects after-tax income of $30 million from the settlement of the insurance claim related to the previously sold South American investment and the absence of the environmental remediation charge of $22 million recorded in 2009 related to Bay Harbor. An additional increase of $8 million reflects increased demand for power at higher prices, higher income from equity-method investments, and a net increase in mark-to-market gains. These items were offset partially by a decrease of $6 million due to the absence of a gain recorded in 2009 on the expiration of an indemnity provided in connection with a previous asset sale, and the absence of benefits related to a 2009 legal settlement associated with a gas sales and purchase contract.
Corporate Interest and Other Results of Operations

In Millions
June 30	2010	2009	Change

Net Loss Available to Common Stockholders:
Three months ended	$(24)	$(9)	$(15)
Six months ended	$(54)	$(37)	$(17)

For the three months ended June 30, 2010, corporate interest and other net expenses increased $15 million compared with 2009 due to the absence of an $18 million gain recognized in 2009 on the early retirement of CMS Energy’s long-term debt, related parties, offset partially by $3 million of lower professional and administrative expenses.
For the six months ended June 30, 2010, corporate interest and other net expenses increased $17 million compared with 2009 due to the absence of an $18 million gain recognized in 2009 on the early retirement of CMS Energy’s long-term debt, related parties, offset partially by $1 million of lower professional and administrative expenses.
Discontinued Operations
For each of the three months and six months ended June 30, 2010, earnings from discontinued operations decreased $41 million compared with 2009. The decrease was due to the absence of a $28 million gain recognized in 2009 on the expiration of an indemnity provided in connection with a 2007 asset sale, the recognition in 2010 of $10 million in additional tax expense resulting from an IRS audit adjustment related to a 2003 asset sale, and a $3 million increase in a liability for a 2007 asset sale indemnity.

CAPITAL RESOURCES AND LIQUIDITY
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. Recent major financing transactions and commitments are as follows:
•	In January 2010, CMS Energy issued $300 million of 6.25 percent senior notes due 2020;

•	In April 2010, Consumers executed a bond purchase agreement whereby Consumers will issue, in a September 2010 private placement, $250 million of 5.30 percent FMBs due September 2022 and $50 million of 6.17 percent FMBs due September 2040; and

•	In June 2010, CMS Energy’s $239 million of 4.50 percent preferred stock and $139 million of 3.375 percent senior notes became convertible at the holders’ option for the third quarter of 2010.
Despite present market volatility, CMS Energy and Consumers expect to continue to have access to the financial and capital markets. Recent and upcoming credit renewals and maturities are as follows:
•	In February 2010, Consumers renewed its accounts receivable sales program through February 2011;

•	Consumers’ tax-exempt pollution control revenue bond maturities were $58 million in June 2010;

•	Consumers’ $150 million revolving credit facility is planned for renewal in August 2010;

•	Consumers’ $30 million Letter of Credit Reimbursement Agreement is planned for renewal in November 2010;

•	Consumers’ FMBs maturities were $250 million in May 2010 and are $300 million in 2012;

•	Consumers’ $500 million revolving credit facility is planned for renewal prior to its expiration in 2012;

•	CMS Energy’s senior notes maturities are $67 million in August 2010, $214 million in 2011, and $150 million in 2012; and

•	CMS Energy’s $550 million revolving credit facility is planned for renewal prior to its expiration in 2012.
CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to meet cash requirements. If access to the capital markets were to become diminished or otherwise restricted, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. For additional details, see Note 5, Financings.
Cash Position, Investing, and Financing
At June 30, 2010, CMS Energy had $558 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents. At June 30, 2010, Consumers had $342 million of consolidated cash and cash equivalents, which included $22 million of restricted cash and cash equivalents.
CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $168 million in common stock dividends to CMS Energy for the six months ended June 30, 2010. For details on dividend restrictions, see Note 5, Financings.

Operating Activities: Specific components of net cash provided by operating activities for the six months ended June 30, 2010 and 2009 were:

In Millions
Six months ended June 30	2010	2009	Change

CMS Energy, including Consumers
• Net income	$172	$154	$18
• Non-cash transactions (a)	539	436	103

	$711	$590	$121
• Sale of gas purchased in the prior year	474	576	(102)
• Purchase of gas in the current year	(274)	(293)	19
• Accounts receivable sales, net	(50)	(170)	120
• Change in other core working capital (b)	299	243	56
• Other changes in assets and liabilities, net	(112)	(146)	34

Net cash provided by operating activities	$1,048	$800	$248

Consumers
• Net income	$195	$171	$24
• Non-cash transactions (a)	398	447	(49)

	$593	$618	$(25)
• Sale of gas purchased in the prior year	474	576	(102)
• Purchase of gas in the current year	(274)	(293)	19
• Accounts receivable sales, net	(50)	(170)	120
• Change in other core working capital (b)	300	247	53
• Other changes in assets and liabilities, net	(60)	(125)	65

Net cash provided by operating activities	$983	$853	$130

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.
For the six months ended June 30, 2010, net cash provided by operating activities at CMS Energy increased $248 million compared with 2009. The increase was due to higher net income, net of non-cash transactions, at the enterprises segment and to changes affecting Consumers’ cash provided by operating activities described in the following paragraph.
For the six months ended June 30, 2010, net cash provided by operating activities at Consumers increased $130 million compared with 2009. The increase was due primarily to higher accounts receivable collections from customers in 2010.

Investing Activities: Specific components of cash used in investing activities for the six months ended June 30, 2010 and 2009 were:

In Millions
Six months ended June 30	2010	2009	Change

CMS Energy, including Consumers
• Capital expenditures	$(424)	$(409)	$(15)
• Cash effect of deconsolidation of partnerships	(10)	—	(10)
• Costs to retire property and other	(56)	(24)	(32)

Net cash used in investing activities	$(490)	$(433)	$(57)

Consumers
• Capital expenditures	$(423)	$(404)	$(19)
• Costs to retire property and other	(21)	(16)	(5)

Net cash used in investing activities	$(444)	$(420)	$(24)

For the six months ended June 30, 2010, net cash used in investing activities at CMS Energy increased $57 million compared with 2009. For the six months ended June 30, 2010, net cash used in investing activities at Consumers increased $24 million compared with 2009. Both increases reflect higher capital expenditures at Consumers.
Financing Activities: Specific components of net cash (used in) provided by financing activities for the six months ended June 30, 2010 and 2009 were:

In Millions
Six months ended June 30	2010	2009	Change

CMS Energy, including Consumers

• Issuance of FMBs, convertible senior notes, senior notes, and other debt	$421	$1,062	$(641)
• Retirement of debt and other debt maturity payments	(407)	(528)	121
• Payments of common and preferred stock dividends	(74)	(63)	(11)
• Other financing activities	(51)	(26)	(25)

Net cash (used in) provided by financing activities	$(111)	$445	$(556)

Consumers

• Issuance of FMBs	$—	$500	$(500)
• Retirement of debt and other debt maturity payments	(327)	(218)	(109)
• Stockholder’s contribution	250	100	150
• Payments of common and preferred stock dividends	(169)	(131)	(38)
• Other financing activities	(12)	(16)	4

Net cash (used in) provided by financing activities	$(258)	$235	$(493)

For the six months ended June 30, 2010, net cash used in financing activities at CMS Energy totaled $111 million, and for the six months ended June 30, 2009, net cash provided by financing activities totaled $445 million. The $556 million change was due primarily to a decrease in net proceeds from borrowing.
For the six months ended June 30, 2010, net cash used in financing activities at Consumers totaled $258 million, and for the six months ended June 30, 2009, net cash provided by financing activities totaled $235 million. The $493 million change was due primarily to debt maturities and a decrease in net proceeds from borrowings, offset partially by a stockholder’s contribution from CMS Energy.
For additional details on long-term debt activity, see Note 5, Financings.

Retirement Benefits
The following table provides the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions for the next three years.

				In Millions
	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution

CMS Energy, including Consumers
2010	$107	$61	$100	$71
2011	114	51	89	61
2012	110	48	142	51

Consumers
2010	$104	$63	$97	$70
2011	111	53	86	60
2012	107	50	137	50

In March 2010, CMS Energy contributed $100 million to its pension fund, which included a contribution of $97 million by Consumers. Actual future pension cost and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan participants.
In April 2010, Consumers reached an agreement with the Union on a new five-year contract for Union members. The agreement changed postretirement health benefits under the OPEB plan for qualifying retired employees. As a result, CMS Energy and Consumers remeasured their OPEB obligations at April 30, 2010.
For additional details on retirement benefits, see Note 9, Retirement Benefits.
Obligations And Commitments
Revolving Credit Facilities: For details on CMS Energy’s and Consumers’ revolving credit facilities, see Note 5, Financings.
Dividend Restrictions: For details on CMS Energy’s and Consumers’ dividend restrictions, see Note 5, Financings.
Off-Balance-Sheet Arrangements
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
Consumers’ Electric Utility Business Outlook and Uncertainties
Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet its projected short-term and long-term electric power requirements through:
•	energy efficiency;

•	demand management;

•	expanded use of renewable energy;

•	development of new power plants and pursuit of additional PPAs to complement existing generating sources; and

•	potential retirement or mothballing of older generating units.
In May 2010, Consumers announced plans to defer the development of its proposed 830 MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity due to the recession, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers will monitor customer demand, fuel and power prices, and other market conditions, but has not set a timetable for a future decision about the project. Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, relying upon additional market purchases, as well as continued operation of several existing generating units; however, Consumers continues to believe that new clean coal generating capacity will be in the long-term best interests of its customers as part of a balanced energy portfolio.
Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Legislation. This legislation requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.6 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. The legislation also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.
Under its renewable energy plan, Consumers expects to secure its required RECs each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. Presently, Consumers generates and purchases 1.6 million RECs per year, which represent 40 percent of its long-term REC needs.
To meet its renewable capacity requirements, Consumers expects to add 500 MW of owned or contracted renewable capacity by 2015. Consumers has secured more than 75,000 acres of land easements in Michigan’s Mason, Huron, and Tuscola Counties for the potential development of wind generation, and is presently collecting wind speed and other meteorological data at those sites. Consumers has entered into a contract to purchase wind turbine generators for the construction of a 100 MW wind farm in Mason County, the Lake Winds Energy Park, which Consumers expects to be operational in late 2012. Consumers will continue to seek opportunities for wind generation development in support of the renewable capacity standards.

In June 2010, Consumers executed agreements with four renewable energy suppliers for the purchase of 243 MW of capacity, which will generate an estimated 20 percent of Consumers’ long-term REC needs. In its July 2010 order, the MPSC approved these agreements, granting Consumers’ request to recover the full costs of these contracts from its customers. Various parties have made claims concerning certain aspects of Consumers’ decision to enter into these renewable energy contracts. Consumers plans to defend its actions.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors.
Consumers expects weather-adjusted electric deliveries to increase in 2010 by two percent compared with 2009. Consumers’ outlook for 2010 includes continuing growth in deliveries to its largest customer, which produces energy-related components. Consumers has a long-term contract with this customer to provide electricity at a discounted rate for economic development purposes. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2010 to be at a similar level to 2009. Consumers’ outlook reflects the impact of reduced deliveries associated with its investment in energy efficiency programs included in the 2008 Energy Legislation, as well as recent projections of Michigan’s economic conditions.
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
In its 2009 electric rate case order, the MPSC authorized Consumers to adopt a “pilot” decoupling mechanism. This mechanism, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The MPSC’s order also adopted an uncollectible expense tracking mechanism, which allows future rates to be adjusted to collect or refund 80 percent of the difference between the level of uncollectible expense included in rates and actual uncollectible expense. Consumers expects these mechanisms to reduce volatility of electric utility revenue.
Electric ROA: The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At June 30, 2010, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 781 MW of generation service to ROA customers.
In May 2010, a bill was introduced to the Michigan Senate and House of Representatives that would increase from ten percent to 25 percent the proportion of an electric utility’s sales for which service may be provided by an alternative electric supplier. Consumers is unable to predict the outcome of the proposed legislation.

Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers continues to focus on complying with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers estimates expenditures of $2.2 billion from 2010 through 2017 to comply with these regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:
Clean Air Interstate Rule: At this time, CAIR remains in effect, pending EPA revision due to a December 2008 court decision. In July 2010, the EPA released a proposed rule that would replace CAIR. Consumers is examining this proposed rule and its potential effects on Consumers’ fleet. The EPA will accept comments on the proposal for 60 days following its publication in the Federal Register before publishing a final rule. In addition, Consumers is monitoring legislative initiatives in the U.S. Senate, which may lead to an alternative to the revised CAIR. Meanwhile, Consumers’ strategy to comply with CAIR involves the installation of state-of-the-art emission control equipment.
Federal Hazardous Air Pollutant Regulation: The EPA has initiated the development of a revised rule for electric generating unit hazardous air pollutants, such as mercury, based on Section 112 of the Clean Air Act. Consumers will have a better understanding of the potential impact of the proposed rule upon its release, which is expected in 2010. Existing sources must meet the standards generally within three years of issuance of the final rule.
Greenhouse Gases: In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act, which would require reductions in emissions of greenhouse gases, including carbon dioxide. The bill proposes to reduce carbon dioxide and other greenhouse gas emissions, relative to 2005 levels, by three percent by 2012, 17 percent by 2020, and 42 percent by 2030. The bill also contains provisions for the direct granting of substantial free greenhouse gas emission allowances to load-serving entities, which would mitigate some of the price impact to Consumers’ customers. Consumers believes Congress may eventually pass greenhouse gas legislation, but the form and timing of any final bill is difficult to predict.
In December 2009, the EPA issued an endangerment finding for greenhouse gases under the Clean Air Act. In this finding, which has been challenged in the U.S. Court of Appeals for the D.C. Circuit by numerous parties, the EPA determined that current and projected atmospheric concentrations of six greenhouse gases threaten the public health and welfare of current and future generations. The finding alone does not impose any standard or regulation on industry, but it is a precursor for finalizing proposed emissions standards. In April 2010, the EPA issued its final rule that regulates greenhouse gas emissions from motor vehicles under Section 202 of the Clean Air Act. This final action renders carbon dioxide and other greenhouse gases “regulated air pollutants” under the Clean Air Act.
In May 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule. The final rule, which numerous parties have challenged in the U.S. Court of Appeals for the D.C. Circuit, sets limits for greenhouse gas emissions that define when permits are required for new and existing industrial facilities under New Source Review PSD and Title V Operating Permit programs.
These laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

Coal Combustion By-Products: In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a non-hazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing ash disposal areas could be closed and costly alternative arrangements for ash disposal could be required if the upgrades to hazardous waste landfill standards are economically prohibitive. Consumers is unable to predict accurately the full impacts from this wide range of possible outcomes, but significant expenditures are likely.
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
Advance Notice of Proposed Rulemaking on PCBs: In April 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One proposal aims to phase out equipment containing PCBs by 2025. Another proposal eliminates an exemption for small equipment containing PCBs. Utilities could incur substantial costs associated with the regulation of PCBs due to the widespread use of electrical equipment containing PCBs.
Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on these and other electric environmental matters, see Note 3, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Electric Transmission: In June 2010, FERC issued a Notice of Proposed Rulemaking to establish a closer link between regional electric transmission planning and cost allocations to ensure the construction of required transmission facilities. In a related matter, MISO filed a tariff revision with the FERC in July 2010, proposing a cost allocation methodology for new transmission projects. Consumers is unable to predict the financial impact or outcome of either of these proposals.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ PSCR, electric rate cases, electric operation and maintenance expenditures show-cause order, Big Rock decommissioning proceedings, electric depreciation cases, renewable energy plan, and energy optimization plan, see Note 4, Utility Rate Matters, “Consumers’ Electric Utility Rate Matters.”
Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers expects 2010 weather-adjusted gas deliveries to decline by one percent compared with 2009, due to continuing conservation and overall economic conditions in Michigan. In addition, Consumers expects weather-adjusted gas deliveries to decline an average of two percent annually from 2011 through 2015, which includes expected effects of energy efficiency programs. Actual delivery levels from year to year may vary from this trend due to:
•	fluctuations in weather;

•	use by IPPs;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation.
In its 2009 gas rate case order, the MPSC authorized Consumers to adopt a decoupling mechanism. This mechanism, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between base sales per customer established in the order and weather-adjusted sales per customer. Consumers expects this mechanism to reduce volatility of gas utility revenue.
Gas Environmental Estimates: Consumers expects to incur investigation and remedial action costs at a number of sites, including 23 former MGP sites. For additional details, see Note 3, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”
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
Trends, uncertainties, and other matters that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•	indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	impacts of declines in electricity prices on the profitability of the enterprises segment’s generating units;

•	representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with previous sales of assets;

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings;

•	changes in various environmental laws, regulations, principles, practices, or in their interpretation; and

•	economic conditions in Michigan, including population trends and housing activity.
For additional details regarding the enterprises segment’s uncertainties, see Note 3, Contingencies and Commitments.
Other Outlook and Uncertainties
Smart Grid: Consumers’ development of a smart grid continues to move forward. The foundation of the smart grid program is an advanced metering infrastructure. The program will include smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing systems to manage the data and enable changes to key business processes. It is intended to allow customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in lower peak capacity requirements. Due to this system’s complexity and relative market immaturity, Consumers is using a phased implementation approach and intends to begin deployment of meters in late 2011.

Health Care Reform: The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the Health Care Acts) were enacted in March 2010. For taxable years beginning after December 31, 2012, the Health Care Acts repeal the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. This legislation resulted in a $3 million increase to CMS Energy’s tax expense for the six months ended June 30, 2010, and it had no effect on Consumers’ net income. For additional details, see Note 10, Income Taxes.
Union Contract: In April 2010, the Union ratified a new five-year agreement with Consumers for operating, maintenance, and construction employees. Consumers’ previous Union agreement was to expire in June 2010.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3, Contingencies and Commitments and Note 4, Utility Rate Matters.
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $296 million at June 30, 2010. Its loan portfolio was funded primarily by deposit liabilities of $280 million. Twelve-month rolling average default rates on loans held by EnerBank have declined slightly from 2.1 percent at December 31, 2009 to 1.9 percent at June 30, 2010. EnerBank expects the level of loan defaults to continue to decline in 2010 and return gradually to historical levels of about 1.0 percent.
NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 1, New Accounting Standards.

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

Operating Revenue	$1,340	$1,225	$3,307	$3,329

Operating Expenses
Fuel for electric generation	151	118	289	253
Purchased and interchange power	314	282	592	571
Purchased power — related parties	21	—	42	—
Cost of gas sold	178	208	956	1,171
Maintenance and other operating expenses	296	306	571	575
Depreciation and amortization	131	121	303	294
General taxes	41	48	107	113
Insurance settlement	(50)	—	(50)	—
Gain on asset sales, net	(4)	(8)	(4)	(8)

Total operating expenses	1,078	1,075	2,806	2,969

Operating Income	262	150	501	360

Other Income (Expense)
Interest and dividends	4	4	9	8
Allowance for equity funds used during construction	2	2	3	3
Income (loss) from equity method investees	2	—	5	(1)
Other income	9	39	18	51
Other expense	(3)	(3)	(5)	(5)

Total other income (expense)	14	42	30	56

Interest Charges
Interest on long-term debt	98	98	196	190
Other interest	20	8	28	16
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)

Total interest charges	117	105	222	204

Income Before Income Taxes	159	87	309	212
Income Tax Expense	59	32	120	82

Income From Continuing Operations	100	55	189	130
Income (Loss) From Discontinued Operations, Net of Tax Expense of $6, $17, $5 and $16	(16)	25	(17)	24

Net Income	84	80	172	154
Income Attributable to Noncontrolling Interests	2	2	2	3

Net Income Attributable to CMS Energy	82	78	170	151
Preferred Stock Dividends	2	3	5	6

Net Income Available to Common Stockholders	$80	$75	$165	$145

The accompanying notes are an integral part of these statements.

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

Net Income Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$96	$50	$182	$121
Amounts Attributable to Discontinued Operations	(16)	25	(17)	24

Net Income Available to Common Stockholders	$80	$75	$165	$145

Income Attributable to Noncontrolling Interests
Amounts Attributable to Continuing Operations	$2	$2	$2	$3
Amounts Attributable to Discontinued Operations	—	—	—	—

Income Attributable to Noncontrolling Interests	$2	$2	$2	$3

Basic Earnings Per Average Common Share
Basic Earnings from Continuing Operations	$0.42	$0.22	$0.80	$0.53
Basic Earnings (Loss) from Discontinued Operations	(0.07)	0.11	(0.08)	0.11

Basic Earnings Attributable to Common Stock	$0.35	$0.33	$0.72	$0.64

Diluted Earnings Per Average Common Share
Diluted Earnings from Continuing Operations	$0.39	$0.21	$0.74	$0.52
Diluted Earnings (Loss) from Discontinued Operations	(0.07)	0.11	(0.07)	0.10

Diluted Earnings Attributable to Common Stock	$0.32	$0.32	$0.67	$0.62

Dividends Declared Per Common Share	$0.15	$0.125	$0.30	$0.25

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

In Millions
Six Months Ended June 30	2010	2009

Cash Flows from Operating Activities
Net Income	$172	$154
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	303	294
Deferred income taxes and investment tax credit	107	94
Postretirement benefits expense	88	91
Allowance for equity funds used during construction	(3)	(3)
Capital lease and other amortization	20	19
Bad debt expense	32	34
Gain on expiration of indemnification	—	(50)
Gain on extinguishment of long-term debt, related parties	—	(28)
Other non-cash operating activities	(8)	(15)
Postretirement benefits contributions	(153)	(232)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	178	115
Decrease in accrued power supply revenue	22	5
Decrease in inventories	230	267
Increase (decrease) in accounts payable	41	(26)
Decrease in accrued expenses	(51)	(5)
Decrease in other current and non-current assets	88	104
Decrease in other current and non-current liabilities	(18)	(18)

Net cash provided by operating activities	1,048	800

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(424)	(409)
Cost to retire property	(20)	(25)
Proceeds from sale of assets	3	7
Cash effect of deconsolidation of partnerships	(10)	—
Restricted cash and cash equivalents	(1)	6
Other investing activities	(38)	(12)

Net cash used in investing activities	(490)	(433)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	300	973
Proceeds from EnerBank notes, net	66	4
Issuance of common stock	5	5
Retirement of long-term debt	(352)	(443)
Payment of common stock dividends	(69)	(57)
Payment of preferred stock dividends	(5)	(6)
Payment of capital and finance lease obligations	(12)	(12)
Other financing costs	(44)	(19)

Net cash (used in) provided by financing activities	(111)	445

Net Increase in Cash and Cash Equivalents, Including Assets Held for Sale	447	812
Decrease (Increase) in Cash and Cash Equivalents Included in Assets Held for Sale	(1)	4

Net Increase in Cash and Cash Equivalents	446	816

Cash and Cash Equivalents, Beginning of Period	90	207

Cash and Cash Equivalents, End of Period	$536	$1,023

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)
ASSETS

	In Millions
	June 30	December 31
	2010	2009

Current Assets
Cash and cash equivalents	$536	$90
Restricted cash and cash equivalents	22	32
Accounts receivable and accrued revenue, less allowances of $23 in 2010 and $23 in 2009	697	948
Notes receivable	72	81
Accrued power supply revenue	26	48
Accounts receivable — related parties	8	—
Inventories at average cost
Gas in underground storage	842	1,043
Materials and supplies	104	118
Generating plant fuel stock	131	158
Deferred property taxes	127	172
Regulatory assets	19	19
Assets held for sale	2	2
Prepayments and other current assets	35	31

Total current assets	2,621	2,742

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,727	13,716
Less accumulated depreciation, depletion, and amortization	4,566	4,540

Plant, property & equipment, net	9,161	9,176
Construction work in progress	643	506

Total plant, property & equipment	9,804	9,682

Non-current Assets
Regulatory assets	2,085	2,291
Notes receivable, less allowances of $5 in 2010 and $6 in 2009	286	269
Investments	52	9
Assets held for sale	6	9
Other non-current assets	197	254

Total non-current assets	2,626	2,832

Total Assets	$15,051	$15,256

The accompanying notes are an integral part of these statements.

LIABILITIES AND EQUITY

	In Millions
	June 30	December 31
	2010	2009

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$653	$694
Notes payable	—	40
Accounts payable	451	509
Accrued rate refunds	12	21
Accounts payable — related parties	9	—
Accrued interest	101	96
Accrued taxes	230	283
Deferred income taxes	51	43
Regulatory liabilities	111	145
Liabilities held for sale	1	—
Other current liabilities	117	123

Total current liabilities	1,736	1,954

Non-current Liabilities
Long-term debt	5,883	5,895
Non-current portion of capital and finance lease obligations	196	197
Regulatory liabilities	1,943	1,991
Postretirement benefits	1,276	1,460
Asset retirement obligations	235	229
Deferred investment tax credit	49	51
Deferred income taxes	444	231
Other non-current liabilities	296	310

Total non-current liabilities	10,322	10,364

Commitments and Contingencies (Notes 3, 4, 5, 7 and 8)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 228.3 shares in 2010 and 227.9 shares in 2009	2	2
Other paid-in capital	4,569	4,560
Accumulated other comprehensive loss	(31)	(33)
Accumulated deficit	(1,831)	(1,927)

Total common stockholders’ equity	2,709	2,602
Preferred stock	239	239
Noncontrolling interests	45	97

Total equity	2,993	2,938

Total Liabilities and Equity	$15,051	$15,256

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,564	4,538	4,560	4,533
Common stock issued	6	3	10	8
Common stock repurchased	(1)	—	(1)	—
Conversion option on convertible debt	—	11	—	11

At end of period	4,569	4,552	4,569	4,552

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(31)	(27)	(32)	(27)
Retirement benefits liability adjustments (a)	1	—	2	—

At end of period	(30)	(27)	(30)	(27)

Investments
At beginning of period	—	(4)	—	—
Unrealized gain on investments (a)	—	5	—	1

At end of period	—	1	—	1

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

At end of period	(31)	(27)	(31)	(27)

Accumulated Deficit
At beginning of period	(1,876)	(1,990)	(1,927)	(2,031)
Net income attributable to CMS Energy (a)	82	78	170	151
Common stock dividends declared	(35)	(28)	(69)	(57)
Preferred stock dividends declared	(2)	(3)	(5)	(6)

At end of period	(1,831)	(1,943)	(1,831)	(1,943)

Preferred Stock
At beginning and end of period	239	243	239	243

Noncontrolling Interests
At beginning of period	44	96	97	96
Income attributable to noncontrolling interests (a)	2	2	2	3
Distributions and other changes in noncontrolling interests	(1)	(3)	(54)	(4)

At end of period	45	95	45	95

Total Equity	$2,993	$2,922	$2,993	$2,922

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

(a) Disclosure of Comprehensive Income:

Net income	$84	$80	$172	$154
Income attributable to noncontrolling interests	2	2	2	3

Net income attributable to CMS Energy	$82	$78	$170	$151

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $2, $-, $1, and $-, respectively	1	—	2	—

Investments:
Unrealized gain on investments, net of tax of $-, $-, $-, and $-, respectively	—	5	—	1

Total Comprehensive Income	$83	$83	$172	$152

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

Operating Revenue	$1,276	$1,182	$3,166	$3,216

Operating Expenses
Fuel for electric generation	125	105	250	216
Purchased and interchange power	310	280	587	564
Purchased power — related parties	20	17	41	35
Cost of gas sold	163	195	909	1,131
Maintenance and other operating expenses	281	250	543	501
Depreciation and amortization	130	118	301	288
General taxes	40	46	104	107
Gain on asset sales, net	—	(3)	—	(3)

Total operating expenses	1,069	1,008	2,735	2,839

Operating Income	207	174	431	377

Other Income (Expense)
Interest and dividends	4	3	9	7
Allowance for equity funds used during construction	2	2	3	3
Other income	9	9	18	21
Other expense	(3)	(2)	(5)	(4)

Total other income (expense)	12	12	25	27

Interest Charges
Interest on long-term debt	60	65	123	124
Other interest	19	5	25	10
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)

Total interest charges	78	69	146	132

Income Before Income Taxes	141	117	310	272

Income Tax Expense	53	45	115	101

Net Income	88	72	195	171

Preferred Stock Dividends	1	—	1	1

Net Income Available to Common Stockholder	$87	$72	$194	$170

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Six Months ended June 30	2010	2009

Cash Flows from Operating Activities
Net Income	$195	$171
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	301	288
Deferred income taxes and investment tax credit	(22)	46
Postretirement benefits expense	87	89
Allowance for equity funds used during construction	(3)	(3)
Capital lease and other amortization	13	13
Bad debt expense	29	30
Other non-cash operating activities	(7)	(16)
Postretirement benefits contributions	(143)	(225)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	186	114
Decrease in accrued power supply revenue	22	5
Decrease in inventories	229	266
Increase (decrease) in accounts payable	35	(20)
Increase (decrease) in accrued expenses	(13)	4
Decrease in other current and non-current assets	92	106
Decrease in other current and non-current liabilities	(18)	(15)

Net cash provided by operating activities	983	853

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(423)	(404)
Cost to retire property	(21)	(25)
Proceeds from sale of assets	—	7
Restricted cash and cash equivalents	—	2

Net cash used in investing activities	(444)	(420)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	500
Retirement of long-term debt	(327)	(218)
Payment of common stock dividends	(168)	(130)
Payment of preferred stock dividends	(1)	(1)
Stockholder’s contribution	250	100
Payment of capital and finance lease obligations	(12)	(12)
Other financing costs	—	(4)

Net cash (used in) provided by financing activities	(258)	235

Net Increase in Cash and Cash Equivalents	281	668

Cash and Cash Equivalents, Beginning of Period	39	69

Cash and Cash Equivalents, End of Period	$320	$737

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	June 30	December 31
	2010	2009

Current Assets
Cash and cash equivalents	$320	$39
Restricted cash and cash equivalents	22	22
Accounts receivable and accrued revenue, less allowances of $20 in 2010 and $21 in 2009	679	935
Notes receivable	62	79
Accrued power supply revenue	26	48
Accounts receivable — related parties	1	2
Inventories at average cost
Gas in underground storage	838	1,038
Materials and supplies	100	111
Generating plant fuel stock	130	148
Deferred property taxes	127	172
Regulatory assets	19	19
Prepayments and other current assets	26	23

Total current assets	2,350	2,636

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,607	13,352
Less accumulated depreciation, depletion, and amortization	4,516	4,386

Plant, property & equipment, net	9,091	8,966
Construction work in progress	643	505

Total plant, property & equipment	9,734	9,471

Non-current Assets
Regulatory assets	2,085	2,291
Investments	27	29
Other non-current assets	130	195

Total non-current assets	2,242	2,515

Total Assets	$14,326	$14,622

The accompanying notes are an integral part of these statements.

LIABILITIES AND EQUITY

		In Millions
	June 30	December 31
	2010	2009

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$61	$365
Accounts payable	432	490
Accrued rate refunds	12	21
Accounts payable — related parties	12	11
Accrued interest	68	70
Accrued taxes	273	277
Deferred income taxes	165	206
Regulatory liabilities	111	145
Other current liabilities	86	86

Total current liabilities	1,220	1,671

Non-current Liabilities
Long-term debt	4,043	4,063
Non-current portion of capital and finance lease obligations	196	197
Regulatory liabilities	1,943	1,991
Postretirement benefits	1,218	1,396
Asset retirement obligations	234	228
Deferred investment tax credit	49	51
Deferred income taxes	1,058	926
Other non-current liabilities	233	241

Total non-current liabilities	8,974	9,093

Commitments and Contingencies (Notes 3, 4, 5, 7 and 8)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,832	2,582
Accumulated other comprehensive income	—	2
Retained earnings	415	389

Total common stockholder’s equity	4,088	3,814
Preferred stock	44	44

Total equity	4,132	3,858

Total Liabilities and Equity	$14,326	$14,622

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

	In Millions
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,782	2,482	2,582	2,482
Stockholder’s contribution	50	100	250	100

At end of period	2,832	2,582	2,832	2,582

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning and end of period	(11)	(7)	(11)	(7)

Investments
At beginning of period	12	7	13	6
Unrealized (loss) gain on investments (b)	(1)	3	(2)	4

At end of period	11	10	11	10

At end of period	—	3	—	3

Retained Earnings
At beginning of period	382	409	389	383
Net income (b)	88	72	195	171
Common stock dividends declared	(54)	(58)	(168)	(130)
Preferred stock dividends declared	(1)	—	(1)	(1)

At end of period	415	423	415	423

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity	$4,132	$3,893	$4,132	$3,893

The accompanying notes are an integral part of these statements.

	In Millions
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Net income	$88	$72	$195	$171

Investments
Unrealized (loss) gain on investments, net of tax of $-, $-, $-, and $-, respectively	(1)	3	(2)	4

Total Comprehensive Income	$87	$75	$193	$175

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
notes to consolidated financial statements
These interim Consolidated Financial Statements have been prepared by CMS Energy and Consumers in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and Note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the 2009 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: NEW ACCOUNTING STANDARDS
IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, codified through ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets: This standard, which was effective for CMS Energy and Consumers January 1, 2010, removes the concept of a QSPE from guidance relating to transfers of financial assets and extinguishments of liabilities. It also removes the exceptions from applying guidance relating to VIEs to QSPEs. This standard revises and clarifies when an entity is required to derecognize a financial asset that it has transferred to another entity. It further clarifies how to measure beneficial interests received as proceeds in connection with a transfer of a financial asset, and introduces the concept of a “participating interest,” the conditions of which must be met for a partial asset transfer to qualify for sale accounting treatment. The standard also requires enhanced disclosures related to continuing involvement with financial assets. Under this standard, transactions entered into under Consumers’ revolving accounts receivable sales program, discussed in Note 5, Financings, are accounted for as secured borrowings rather than as sales. CMS Energy and Consumers present outstanding amounts under the program as short-term debt collateralized by accounts receivable.
SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified through ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities: This standard, which was effective for CMS Energy and Consumers January 1, 2010, amends the criteria used to determine which entity, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which entity (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This standard also requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. Upon implementation of this guidance, CMS Energy concluded that it is the primary beneficiary of CMS Energy Trust I and consolidated the trust in its consolidated financial statements on January 1, 2010. CMS Energy also concluded that it is not the primary beneficiary of T.E.S. Filer City, Grayling, or Genesee and deconsolidated these partnerships in its consolidated financial statements on January 1, 2010. CMS Energy consolidated CMS Energy Trust I at the carrying value that would be recorded had this guidance been effective when CMS Energy initially became involved with CMS Energy Trust I. CMS Energy recorded its retained interest in the deconsolidated partnerships at the carrying value that would be recorded had this guidance been effective when CMS Energy initially became involved with the partnerships. CMS Energy and Consumers have chosen not to adjust previously reported balances. No cumulative effect adjustments were required. For additional details, see Note 11, Variable Interest Entities.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at June 30, 2010:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$465	$465	$—	$—
Restricted cash equivalents	5	5	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	2	2	—	—
Mutual fund	62	62	—	—
State and municipal bonds	28	—	28	—
Derivative instruments:
Commodity contracts (a)	5	2	3	—

Total	$572	$541	$31	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts (b)	8	2	1	5

Total (c)	$13	$7	$1	$5

Consumers
Assets:
Cash equivalents	$260	$260	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	27	27	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	39	39	—	—
State and municipal bonds	17	—	17	—

Total	$353	$336	$17	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $2 million impact of offsetting cash margin deposits paid to CMS ERM by other parties.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(c)	At June 30, 2010, CMS Energy’s liabilities classified as Level 3 represented 38 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities are comprised primarily of an electricity sales agreement held by CMS ERM.

The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2009:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$57	$57	$—	$—
Restricted cash equivalents	12	12	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	49	49	—	—
State and municipal bonds	27	—	27	—
Derivative instruments:
Commodity contracts (a)	1	—	1	—

Total	$151	$123	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts (b)	9	1	1	7
Interest rate contracts	1	—	—	1

Total (c)	$15	$6	$1	$8

Consumers
Assets:
Cash equivalents	$31	$31	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy Common Stock	29	29	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	30	30	—	—
State and municipal bonds	16	—	16	—

Total	$115	$99	$16	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2009, CMS Energy’s liabilities classified as Level 3 represented 53 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities are comprised primarily of an electricity sales agreement held by CMS ERM.
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
The SERP invests in a short-term, fixed-income mutual fund that holds a variety of debt securities with average maturities of one to three years. The fund invests primarily in investment-grade debt securities but, in order to achieve its investment objective, it may invest a portion of its assets in high-yield securities, foreign debt, and derivative instruments. The fair value of the fund is determined using the daily published NAV, which is the basis for transactions to buy or sell shares in the fund.
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
CMS Energy’s derivatives include an electricity sales agreement held by CMS ERM that extends beyond the term for which quoted electricity prices are available. To value this agreement, CMS Energy uses an internally developed model to project future prices. This method incorporates a proprietary forward power pricing curve that is based on forward gas prices and an implied heat rate. CMS Energy also increases the fair value of the liability for this agreement by an amount that reflects the uncertainty of its model. Since the modeling technique is significant to the overall fair value measurement, this agreement is classified as Level 3.
For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. Adjustments for credit risk using the approach outlined within this paragraph are not materially different from the adjustments that would result from using credit default swap rates for the contracts presently held. For additional details about derivative contracts, see Note 8, Derivative Instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs
The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy:

In Millions
Three months ended June 30	2010	2009

Balance at April 1	$(3)	$(10)
Total losses included in earnings (a)	(1)	—
Purchases, sales, issuances, and settlements (net)	(1)	(1)

Balance at June 30	$(5)	$(11)

Unrealized losses included in earnings for the three months ended June 30 relating to assets and liabilities still held at June 30 (a)	$(2)	$(1)

In Millions
Six months ended June 30	2010	2009

Balance at January 1	$(8)	$(16)
Total gains included in earnings (a)	3	6
Purchases, sales, issuances, and settlements (net)	—	(1)

Balance at June 30	$(5)	$(11)

Unrealized gains included in earnings for the six months ended June 30 relating to assets and liabilities still held at June 30 (a)	$2	$4

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue or Maintenance and other operating expenses on its Consolidated Statements of Income.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s assets reported at fair value on a nonrecurring basis during the three months ended June 30, 2010:

In Millions
				Gains
	Level 1	Level 2	Level 3	(Losses)

CMS Energy, including Consumers
Assets held for sale	$—	$—	$7	$(4)

CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value at June 30, 2010 of $7 million, resulting in a loss of $4 million, which was recorded in earnings as part of discontinued operations. The fair value was determined based on a discounted cash flow technique. The reduction in fair value during the three months ended

June 30, 2010 was due primarily to declines in forward electricity prices. Consumers did not have any nonrecurring fair value measurements during the three months ended June 30, 2010.
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
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in California, Colorado, Kansas, Missouri, Tennessee, and Wisconsin. The following provides more detail on these proceedings:
•	In 2005, CMS MST was served with a summons and complaint that named CMS Energy, CMS MST, and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs, who allege they purchased natural gas from the defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas.

•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas price reporting activities.

•	Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages.

•	A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages, and attorneys’ fees. After dismissal on jurisdictional grounds in 2009, plaintiffs filed a new Arandell case in Michigan. The CMS Energy defendants filed a motion to dismiss the new Michigan case on statute-of-limitations grounds and that motion remains pending.

•	Another class action complaint, Newpage Wisconsin System v. CMS ERM, CMS Energy, and Cantera Gas Company, was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants and 19 other non-CMS Energy companies. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

•	In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against a number of energy companies, including CMS Energy, CMS MST, and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. This case is part of the MDL proceeding, but is not a class action.
After removal to federal court, the Learjet, Heartland, Breckenridge, both Arandell cases, Newpage, and J.P. Morgan cases were transferred to the MDL case. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remain parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. It is expected that the plaintiffs in this case will appeal this decision after all claims against defendants have been dismissed. At this time, there is no pending appeal. In June 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case; the Arandell (Wisconsin) case was reinstated against CMS ERM; and the Arandell (Wisconsin) case was consolidated with the Newpage case. These two consolidated cases remain pending only against CMS ERM. Pending before the court in all of the MDL cases are the defendants’ renewed motions for summary judgment based on FERC preemption and the plaintiffs’ motion for leave to amend their complaint to add a federal Sherman Act antitrust claim. In all but the J.P. Morgan case, there are also pending plaintiffs’ motions for class certification. These motions are not yet decided.
•	In 2005, Samuel D. Leggett, et al. v. Duke Energy Corporation, et al., a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee. The defendants included CMS Energy, CMS MST, and CMS Field Services. In April 2010, the Tennessee Supreme Court dismissed all claims against all defendants.

•	In 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST, and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc., alleging violation of the Missouri antitrust law, fraud, and unjust enrichment. In 2009, all defendants were dismissed for lack of standing. The Missouri Court of Appeals affirmed the dismissals in late 2009. In February 2010, the plaintiff filed an application for leave to appeal with the Missouri Supreme Court, seeking to overturn the Missouri Court of Appeals decision. In April 2010, the Missouri Supreme Court granted review to hear the case. Oral argument on the appeal is scheduled for September 2010 in the Missouri Supreme Court.
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
Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. There is presently one lawsuit (Jankowski v. CMS Energy, CMS Capital, and CMS Land) pending that was filed in June 2010 in Emmet County Circuit Court in Michigan relating to such subjects.
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
CMS Energy has recorded a cumulative charge related to Bay Harbor of $180 million. At June 30, 2010, CMS Energy had a recorded liability of $70 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.32 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on June 30, 2009. The undiscounted amount of the remaining obligation is $91 million. CMS Energy expects to pay $12 million during the remainder of 2010, $9 million in 2011, $7 million in 2012, $5 million in 2013, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

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
State Street Bank and TSU Litigation: In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of representations and warranties and seeking $9 million plus interest from CMS Viron. During the same year, CMS Viron filed a counterclaim, as well as third-party actions against TSU, Academic Capital Group, Inc., and Academic Services, Inc. for breach of contract and fiduciary duties and conversion. In December 2009, the jury rendered a verdict in favor of CMS Viron and a final judgment was rendered on January 15, 2010 awarding CMS Viron $8 million plus prejudgment interest from TSU and another $3 million plus prejudgment interest and attorneys’ fees against Academic Capital Group, Inc. and Academic Services, Inc., collectively. This verdict is affected by an agreement under which CMS Viron agreed to pay $3 million to State Street Bank regardless of the verdict. In addition, State Street Bank agreed to assign certain rights of indemnification under a lease agreement to CMS Viron in return for a two-thirds stake in any ultimate recovery from TSU. At June 30, 2010, CMS Energy had a recorded liability of $3 million for its potential obligation related to this matter.
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
In April 2009, certain Marathon entities filed a case in the U.S. District Court for the Southern District of Texas against CMS Enterprises for indemnification in connection with this matter. CMS Energy entities dispute Marathon’s claim, and are opposing it vigorously. CMS Energy entities also assert that Marathon has suffered minimal, if any, damages. CMS Energy cannot predict the outcome of this matter. If Marathon’s claim were sustained, it would have a material effect on CMS Energy’s future earnings and cash flow.
Former NOMECO Employees’ Litigation: In June 2010, eight former employees of NOMECO filed a lawsuit in Ingham County Circuit Court in Michigan against CMS Energy and three Marathon entities (Richard Rulewicz, Trustee of the Richard Rulewicz Revocable Living Trust, et al. v. CMS Energy) alleging underpayment of the former employees’ overriding royalty payments related to the Alba field production in Equatorial Guinea, to which the plaintiffs claim to be entitled. CMS Oil and Gas sold its interests in the Alba field to Marathon in 2002. CMS Energy cannot predict the financial impact or outcome of this matter. CMS Energy believes that it may be entitled to full or partial indemnification from Marathon for monetary damages that may arise from this lawsuit.
CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At June 30, 2010, Consumers had a recorded liability of $1 million, its estimated probable NREPA liability.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2010, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability.
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
Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received an NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. Consumers has responded formally to the NOV/FOV denying the allegations. In addition, in 2008, Consumers received an NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to NSR review. The EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants. Consumers responded to the information requests from the EPA on this subject in the past. Consumers believes that it has properly interpreted the requirements of RMRR.
Consumers is engaged in discussions with the EPA on all of these matters. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-fueled electric generating plants, surrender emission allowances, engage in Supplemental Environmental Programs, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. Consumers cannot predict the financial impact or outcome of these matters. Although the potential costs relating to these matters could be material and cost recovery cannot be reasonably estimated, Consumers expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
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
CONSUMERS’ GAS UTILITY CONTINGENCIES
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At June 30, 2010, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $33 million and $48 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At June 30, 2010, Consumers had a recorded liability of $33 million and a regulatory asset of $61 million that included $28 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

CONSUMERS’ OTHER CONTINGENCIES
Michigan Sales/Use Tax: Consumers was audited recently by the State of Michigan and assessed $35 million in additional sales and use tax for the tax years 1997 through 2004. This assessment, which comprises tax and interest, relates to the denial of an industrial processing exemption from sales and use tax on certain of Consumers’ equipment and supply purchases. Consumers will contest the assessment in the Michigan Court of Claims. To do so, it must first pay the assessment so that a filing can be made in the Michigan Court of Claims. At June 30, 2010, Consumers had a recorded liability of $35 million related to this matter.
GUARANTEES
The following table describes CMS Energy’s guarantees at June 30, 2010:

In Millions
	Issue	Expiration	Maximum	Carrying
Guarantee Description	Date	Date	Obligation	Amount

Indemnity obligations from asset sales and other agreements	Various	Various through	$845 (a)	$12
		June 2022

Guarantees and put options (b)	Various	Various through	36	1
		December 2011

(a)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

(b)	At June 30, 2010, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.
At June 30, 2010, the maximum obligation and carrying amounts for Consumers’ guarantees were less than $1 million.

The following table provides additional information regarding CMS Energy’s guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Surety bonds and other indemnity obligations	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

CMS Energy, Consumers, and certain other subsidiaries of CMS Energy also enter into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential obligation. These factors include unspecified exposure under certain agreements. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.
OTHER CONTINGENCIES
In addition to the matters disclosed in this Note and Note 4, Utility Rate Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial position, or cash flows.
4: UTILITY RATE MATTERS
Rate matters are critical to Consumers. Depending upon the specific issues, the outcomes of specific rate cases and proceedings could have a material adverse effect on Consumers’ cash flows and results of operations.
CONSUMERS’ ELECTRIC UTILITY RATE MATTERS
Power Supply Cost Recovery: The PSCR process is designed to allow Consumers to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR billing factor monthly in order to minimize the overrecovery or underrecovery amount in the annual PSCR reconciliation.

PSCR Reconciliations: The following table summarizes the PSCR reconciliation filing pending with the MPSC:

PSCR Cost of
PSCR Year	Date Filed	Net Underrecovery	Power Sold

2009	March 2010	$39 million (a)	$1.6 billion

(a)	In 2005, the MPSC approved an economic development discount for a large industrial customer to promote long-term investments in the industrial infrastructure of Michigan. It was determined in the November 2009 electric rate case order that recovery of this discount should be provided through the electric general rates that Consumers self-implemented in May 2009. That order, however, did not address the recovery of the power-supply component of the discount provided from January 2009 through self-implementation, which totaled $4 million. Consumers has requested recovery of this amount through its 2009 PSCR reconciliation.
In March 2010, the MPSC issued an order in Consumers’ 2007 PSCR reconciliation, disallowing PSCR recovery of $3 million of economic development discounts and $4 million of net replacement power costs associated with a crane incident at Consumers’ Campbell plant. The MPSC approved the 2007 PSCR reconciliation, as modified by the order, and authorized Consumers to include an underrecovery of $21 million in its 2008 PSCR plan. In April 2010, Consumers filed for a rehearing in its 2007 PSCR reconciliation, asking the MPSC to reconsider its decision to disallow recovery of a $2 million economic development discount provided in 2007 to a large industrial customer. In June 2010, the MPSC denied Consumers’ petition for rehearing. In July 2010, Consumers filed a claim for appeal with the Michigan Court of Appeals regarding the MPSC’s decision to disallow recovery of the economic development discount. Consumers cannot predict the outcome of this proceeding.
In June 2010, the MPSC issued an order in Consumers’ 2008 PSCR reconciliation, disallowing the PSCR recovery of a $3 million economic development discount. The MPSC approved the 2008 PSCR reconciliation, as modified by the order, and authorized Consumers to include an overrecovery of $14 million in its 2009 PSCR reconciliation. In July 2010, Consumers filed for a rehearing in its 2008 PSCR reconciliation, asking the MPSC to reconsider its decision to disallow recovery of the $3 million economic development discount. Consumers cannot predict the outcome of this proceeding.
PSCR Plan: In September 2009, Consumers submitted its 2010 PSCR Plan to the MPSC. Using the maximum PSCR factor proposed in its plan, Consumers self-implemented the 2010 PSCR charge beginning in January 2010. While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of this proceeding.
Electric Rate Cases: The MPSC, through a final order and rehearing in Consumers’ 2009 electric rate case, directed Consumers to refund to customers the difference between the rates it self-implemented in May 2009 and the rates authorized in the order, plus interest, subject to a reconciliation proceeding. In February 2010, Consumers filed an application for the refund of $12 million to its customers beginning in September 2010. In May 2010, the MPSC Staff recommended a refund of $32 million. In June 2010, Consumers revised its proposed refund to $15 million. The MPSC issued an order in June 2010 that dispenses with the need for the ALJ’s PFD in this case, which will expedite the refund Consumers must make to its customers.
The MPSC’s order in Consumers’ 2009 electric rate case also adopted a “pilot” decoupling mechanism and an uncollectible expense tracking mechanism. Various parties have filed appeals concerning aspects of the MPSC order, including both of these ratemaking mechanisms. Two parties also seek to have the Michigan Supreme Court hear these appeals directly. Consumers cannot predict the outcome of these proceedings.

In January 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $178 million based on an 11 percent authorized return on equity. The filing requested authority to recover new investments in system reliability, environmental compliance, and technology advancements. In June 2010, the MPSC Staff recommended a revenue increase of $90 million, based on a 10.35 percent return on equity. The MPSC Staff also recommended an additional revenue increase of $25 million (not included in the table below) if the MPSC denies Consumers’ request for a tracking mechanism for an economic development discount provided to a large industrial customer. In July 2010, Consumers self-implemented an annual electric rate increase of $150 million, subject to refund with interest. The $28 million reduction from Consumers’ requested rate increase reflects Consumers’ attempt to be responsive to concerns raised by the MPSC Staff and other intervenors, and to balance the need for investment in improved infrastructure to support economic recovery in Michigan and the resulting rate impacts on customers. The following table details the components of Consumers’ self-implemented electric rate increase and the increase recommended by the MPSC Staff:

			In Millions
		Increase
	Consumers’	Recommended
	Self-Implemented	by the
Components of the increase in revenue	Increase	MPSC Staff	Difference

Investment in rate base	$106	$80	$(26)
Recovery of operating and maintenance costs	21	25	4
Return on equity	18	(19)	(37)
Impact of sales declines	5	4	(1)

Total	$150	$90	$(60)

In its July 2010 order allowing Consumers to self-implement this increase, the MPSC expressed concern about utilities repeatedly self-implementing rate increases over short time periods, and before the return of previous overcollections of self-implemented rate increases. Consumers cannot predict the financial impact or outcome of this electric rate case.
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
Big Rock Decommissioning: The MPSC and FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired on that date. The level of funds provided by the trust fell short of the amount needed to complete decommissioning and Consumers provided $44 million of corporate contributions for decommissioning costs.
In an order issued in February 2010, the MPSC concluded that decommissioning surcharges collected during a statutory rate freeze from 2001 through 2003 should have been deposited in the decommissioning trust fund. The MPSC agreed that Consumers was entitled to a recovery of the $44 million decommissioning shortfall, but concluded that Consumers had collected this amount previously through the decommissioning surcharge in effect during the rate freeze. In April 2010, the MPSC ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest, over seven months beginning in July 2010. Consumers filed an appeal with the Michigan Court of Appeals in March 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund. At June 30, 2010, Consumers had an $86 million regulatory liability recorded on its Consolidated Balance Sheets for this refund. Consumers cannot predict the outcome of this proceeding.
Consumers has paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and has incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. Consumers is seeking recovery of these costs from the DOE. At June 30, 2010, Consumers had an $85 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
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
Renewable Energy Plan: In June 2010, Consumers filed its first annual report and reconciliation for its renewable energy plan with the MPSC, requesting approval of Consumers’ reconciliation of renewable energy plan costs for 2009.
Energy Optimization Plan: In April 2010, Consumers filed its first annual report and reconciliation for its energy optimization plan with the MPSC, requesting approval of Consumers’ reconciliation of energy optimization plan costs for 2009. Consumers also requested approval of the collection of a $6 million incentive payment for both its gas and electric energy optimization plans. During 2009, Consumers achieved 134 percent of its electric savings target and 132 percent of its gas savings target. These achievements qualify Consumers to earn the maximum incentive allowed by the MPSC, which is calculated as 15 percent of Consumers’ investment in energy savings.

CONSUMERS’ GAS UTILITY RATE MATTERS
Gas Cost Recovery: The GCR process is designed to allow Consumers to recover all of its purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its GCR billing factor monthly in order to minimize the overrecovery or underrecovery amount in the annual GCR reconciliation.
GCR Reconciliations: The following table summarizes the GCR reconciliation filings pending with the MPSC:

GCR Cost of
GCR Year	Date Filed	Net (Under)/Overrecovery	Gas Sold

2008-2009	June 2009	$(15) million	$1.8 billion
2009-2010	June 2010	$1 million	$1.3 billion

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
In November 2009, Consumers self-implemented a gas rate increase in the annual amount of $89 million. In May 2010, the MPSC issued its order in this case, authorizing Consumers to increase its rates by $66 million based on an authorized return on equity of 10.55 percent. The following table details the components of Consumers’ self-implemented gas rate increase and the increase authorized by the MPSC:

In Millions
	Consumers’	Increase
	Self-Implemented	Authorized by
Components of the increase in revenue	Increase	the MPSC	Difference

Impact of sales declines	$41	$28	$(13)
Investment in rate base	23	27	4
Recovery of operating and maintenance costs	17	13	(4)
Return on equity	8	(2)	(10)

Total	$89	$66	$(23)

The MPSC directed Consumers to refund to customers the difference between the rates it self-implemented in November 2009 and the rates authorized in this order, plus interest, subject to a reconciliation proceeding. At June 30, 2010, CMS Energy and Consumers had a recorded regulatory liability of $15 million related to this refund. CMS Energy and Consumers determined that the portion of the refund that was specifically identifiable with the first quarter of 2010 was not material and, accordingly, did not revise those financial statements.

The May 2010 order also adopts a revenue decoupling mechanism, effective June 1, 2010, which, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between base sales per customer established in the order and weather-adjusted sales per customer. The order denied Consumers’ request to implement a gas uncollectible expense tracking mechanism and Pension Plan and OPEB equalization mechanisms.
Gas Depreciation: In September 2009, the MPSC ordered Consumers to adopt certain standard retirement units by January 1, 2010. Consumers estimates that the use of these standard retirement units will increase maintenance expense, and recovery of that expense, by $10 million annually. In May 2010, as ordered by the MPSC, Consumers implemented the new standard retirement units concurrently with the final rates approved in its gas rate case.
5: FINANCINGS
The following is a summary of significant long-term debt transactions during the six months ended June 30, 2010:

	Principal	Interest
	(in millions)	Rate	Issue/Retirement Date	Maturity Date

Debt Issuances:
CMS Energy
Senior notes	$300	6.25%	January 2010	February 2020

Debt Retirements:
Consumers
FMBs	$250	4.00%	May 2010	May 2010
Tax-exempt pollution control revenue bonds	58	Various	June 2010	June 2010

In April 2010, Consumers executed a bond purchase agreement whereby Consumers will issue, in a September 2010 private placement, $250 million of 5.30 percent FMBs due September 2022 and $50 million of 6.17 percent FMBs due September 2040.
Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at June 30, 2010:

In Millions
				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy (a)	April 2, 2012	$550	$—	$3	$547
Consumers	March 30, 2012	500	—	335	165
Consumers (b)	November 30, 2010	30	—	30	—
Consumers	August 17, 2010	150	—	—	150

(a)	CMS Energy’s average borrowings during the six months ended June 30, 2010, totaled $2 million, with a weighted-average annual interest rate of 1.0 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility.
Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.

Effective January 1, 2010, transactions entered into under this program are accounted for as secured borrowings rather than as sales. For additional details, see Note 1, New Accounting Standards. At June 30, 2010, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program.
Consumers’ average short-term borrowings during the six months ended June 30, 2010, totaled $1 million, with a weighted average annual interest rate of 0.2 percent.
Contingently Convertible Securities: At June 30, 2010, the significant terms of CMS Energy’s contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

4.50% preferred stock (a)	—	$239	$8.96	$10.75
3.375% senior notes (a)	2023	139	9.67	11.60
2.875% senior notes	2024	288	13.36	16.03
5.50% senior notes	2029	173	14.46	18.80

(a)	During 20 of the last 30 trading days ended June 30, 2010, the adjusted trigger prices were met for these securities and, as a result, the securities are convertible at the option of the security holders for the three months ending September 30, 2010.
During the three months ended June 30, 2010, no other trigger price contingencies were met that would have allowed the holders of the convertible securities to convert the securities to cash and equity.
In July 2010, 250,000 shares of 4.50 percent preferred stock and $8 million principal amount of 3.375 percent senior notes were tendered for conversion. The average conversion price per share, number of common shares to be issued, and cash to be paid on settlement are not yet determinable.
Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at June 30, 2010, payment of common stock dividends by CMS Energy was limited to $879 million.
Under the provisions of its articles of incorporation, at June 30, 2010, Consumers had $356 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the six months ended June 30, 2010, CMS Energy received $168 million of common stock dividends from Consumers.

6: EARNINGS PER SHARE — CMS ENERGY
The following table presents CMS Energy’s basic and diluted EPS computations based on Income from Continuing Operations:

In Millions, Except Per Share Amounts
Three months ended June 30	2010	2009

Income Available to Common Stockholders
Income from Continuing Operations	$100	$55
Less Income Attributable to Noncontrolling Interests	(2)	(2)
Less Preferred Dividends	(2)	(3)

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$96	$50

Average Common Shares Outstanding
Weighted Average Shares — Basic	228.2	226.9
Add dilutive impact of Contingently Convertible Securities	19.3	7.6
Add dilutive Options and Warrants	0.1	0.1

Weighted Average Shares — Diluted	247.6	234.6
Income from Continuing Operations Per Average Common Share Available to Common Stockholders
Basic	$0.42	$0.22
Diluted	$0.39	$0.21

In Millions, Except Per Share Amounts
Six months ended June 30	2010	2009

Income Available to Common Stockholders
Income from Continuing Operations	$189	$130
Less Income Attributable to Noncontrolling Interests	(2)	(3)
Less Preferred Dividends	(5)	(6)

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$182	$121

Average Common Shares Outstanding
Weighted Average Shares — Basic	228.1	226.8
Add dilutive impact of Contingently Convertible Securities	19.5	7.2
Add dilutive Options and Warrants	0.1	0.1

Weighted Average Shares — Diluted	247.7	234.1
Income from Continuing Operations Per Average Common Share Available to Common Stockholders
Basic	$0.80	$0.53
Diluted	$0.74	$0.52

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security. For additional details on contingently convertible securities, see Note 5, Financings.
Stock Options and Warrants: For each of the three and six months ended June 30, 2010, outstanding options to purchase 0.4 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.

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
Convertible Debentures: For each of the three and six months ended June 30, 2010 and 2009, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by less than $1 million for the three months ended June 30, 2010, and by $2 million for the three months ended June 30, 2009, from an assumed reduction of interest expense, net of tax;

•	increased the denominator of diluted EPS by 0.7 million shares for the three months ended June 30, 2010, and by 3.6 million shares for the three months ended June 30, 2009;

•	increased the numerator of diluted EPS by $1 million for the six months ended June 30, 2010, and by $4 million for the six months ended June 30, 2009, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 0.7 million shares for the six months ended June 30, 2010, and by 3.9 million shares for the six months ended June 30, 2009.
CMS Energy can revoke the conversion rights if certain conditions are met.
7: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. The cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments were as follows:

In Millions
	June 30, 2010		December 31, 2009
	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$4	$5	$4	$4
Securities available for sale	89	90	26	27
Notes receivable, net	296	320	269	279
Long-term debt (a)	6,511	7,178	6,567	7,013

Consumers
Securities available for sale	$64	$83	$24	$45
Long-term debt (b)	4,079	4,487	4,406	4,635

(a)	Includes current portion of long-term debt of $628 million at June 30, 2010 and $672 million at December 31, 2009.

(b)	Includes current portion of long-term debt of $36 million at June 30, 2010 and $343 million at December 31, 2009.
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
The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At June 30, 2010, CMS Energy’s long-term debt included $240 million principal amount that was supported by third-party insurance or other credit enhancements. This entire principal amount was at Consumers. At December 31, 2009, CMS Energy’s long-term debt included $286 million principal amount that was supported by third-party insurance or other credit enhancements. Of this amount, $271 million principal amount was at Consumers.
The following table summarizes CMS Energy’s and Consumers’ investment securities:

In Millions
	June 30, 2010				December 31, 2009
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including Consumers
Available for sale:
SERP:
Mutual fund	$62	$—	$—	$62	$—	$—	$—	$—
State and municipal bonds	27	1	—	28	26	1	—	27
Held to maturity:
Debt securities	4	1	—	5	4	—	—	4

Consumers
Available for sale:
SERP:
Mutual fund	$39	$—	$—	$39	$—	$—	$—	$—
State and municipal bonds	17	—	—	17	16	—	—	16
CMS Energy Common Stock	8	19	—	27	8	21	—	29

The mutual fund classified as available for sale is a short-term, fixed-income fund. Shares in this fund were acquired during the six months ended June 30, 2010. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist of state and municipal bonds and mortgage-backed securities held by EnerBank.
The following table summarizes the sales activity for CMS Energy’s and Consumers’ investment securities:

In Millions
	Three months ended		Six months ended
June 30	2010	2009	2010	2009

Proceeds from sales of investment securities:
CMS Energy, including Consumers	$1	$1	$2	$3
Consumers	1	1	1	2

All of the proceeds related to sales of state and municipal bonds that were held within the SERP and classified as available for sale. Realized losses on these sales were insignificant for both CMS Energy and Consumers during each period.
The fair values of the SERP state and municipal bonds by contractual maturity at June 30, 2010 were as follows:

In Millions
	CMS Energy,
	including
	Consumers	Consumers

Due one year or less	$—	$—
Due after one year through five years	10	6
Due after five years through ten years	11	7
Due after ten years	7	4

Total	$28	$17

8: DERIVATIVE INSTRUMENTS
In order to limit exposure to certain market risks, primarily changes in commodity prices, interest rates, and foreign exchange rates, CMS Energy and Consumers may enter into various risk management contracts, such as forward contracts, futures, options, and swaps. In entering into these contracts, they follow established policies and procedures under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers. Neither CMS Energy nor Consumers enters into any derivatives for trading purposes.
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
CMS Energy’s and Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal they purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. For Consumers, which is subject to regulatory accounting, the resulting fair value gains and losses would be offset by changes in regulatory assets and liabilities and would not affect net income. No other subsidiaries of CMS Energy enter into coal purchase contracts.
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At June 30, 2010, CMS ERM held a forward contract for the physical sale of 743 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 36 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.5 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM held forward contracts to purchase 2.4 bcf and sell 2.0 bcf of natural gas through 2010 and a financial contract to sell 1.0 bcf of natural gas as an economic hedge of gas storage sales in 2011. At June 30, 2010, CMS ERM held financial contracts through 2010 as an economic hedge against tolling arrangements with a purchase of 260 GWh of electricity and a sale of 1.7 bcf of gas.
At June 30, 2010 and December 31, 2009, the fair value of Consumers’ derivative instruments was less than $1 million. The following table summarizes the fair values of CMS Energy’s derivative instruments:

In Millions
	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance			Balance
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts (a)	Other assets (b)	$5	$1	Other liabilities (c)	$8	$9

Interest rate contracts (d)	Other assets	—	—	Other liabilities	—	1

Total CMS Energy Derivatives		$5	$1		$8	$10

(a)	Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was $1 million at June 30, 2010 and December 31, 2009.

(b)	Assets exclude the impact of offsetting cash margin deposits paid by other parties to CMS ERM, which was $2 million at June 30, 2010. CMS Energy presents these assets net of these impacts on its Consolidated Balance Sheets.

(c)	Liabilities exclude the impact of offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at June 30, 2010 and $1 million at December 31, 2009. CMS Energy presents these liabilities net of these impacts on its Consolidated Balance Sheets.

(d)	At December 31, 2009, CMS Energy’s derivatives included an interest rate collar held by Grayling as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. Effective January 1, 2010, CMS Energy deconsolidated Grayling. CMS Energy reflected its share of the loss on the interest rate collar, which was less than $1 million at June 30, 2010, in Income (loss) from equity method investees in its Consolidated Statements of Income. For additional details about the deconsolidation of Grayling, see Note 11, Variable Interest Entities.

The following tables summarize the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income:

In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	on Derivatives	on Derivatives
	Recognized in Income	Recognized in Income
Three months ended June 30		2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$(2)	$(2)
	Other income	1	1

Total CMS Energy		$(1)	$(1)

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$1	$1

In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	on Derivatives	on Derivatives
	Recognized in Income	Recognized in Income
Six months ended June 30		2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$3	$5
	Fuel for electric generation	2	(2)
	Cost of gas sold	—	(3)
	Cost of power purchased	1	—
	Other income	1	1
Foreign exchange contracts (a)	Other expense	—	(1)

Total CMS Energy		$7	$—

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$1	$1

(a)	This derivative loss relates to a foreign-exchange forward contract that CMS Energy settled in January 2009.
At June 30, 2010, none of CMS Energy’s derivative liabilities was subject to credit-risk-related contingency features. At December 31, 2009, CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were less than $1 million.
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
The following table illustrates CMS Energy’s exposure to potential losses at June 30, 2010, if each counterparty within this industry concentration failed to meet its contractual obligations. This table includes contracts accounted for as derivatives. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception, or other contracts that CMS Energy does not account for as derivatives.

In Millions
				Net Exposure	Net Exposure
	Exposure			from	from
	Before			Investment	Investment
	Collateral			Grade	Grade
	(a)	Collateral Held	Net Exposure	Companies	Companies (%)

CMS Energy	$3	$2	$1	$—	—

(a)	Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.
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
The following tables show the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

CMS Energy, including Consumers
Service cost	$11	$10	$22	$20
Interest expense	25	24	49	48
Expected return on plan assets	(23)	(22)	(46)	(43)
Amortization of:
Net loss	13	11	26	21
Prior service cost	1	1	3	3

Net periodic cost	$27	$24	$54	$49
Regulatory adjustment	21	—	23	—

Net periodic cost after regulatory adjustment	$48	$24	$77	$49

Consumers
Service cost	$10	$10	$21	$20
Interest expense	24	23	48	46
Expected return on plan assets	(22)	(22)	(45)	(42)
Amortization of:
Net loss	13	10	25	20
Prior service cost	1	2	3	3

Net periodic cost	$26	$23	$52	$47
Regulatory adjustments (a)	21	—	23	—

Net periodic cost after regulatory adjustment	$47	$23	$75	$47

(a)	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated.
CMS Energy’s and Consumers’ expected long-term rate of return on plan assets is eight percent. For the six months ended June 30, 2010, the actual return on Pension Plan assets was a negative 0.5 percent, and for 2009 the actual return was 21 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2010	2009	2010	2009

CMS Energy, including Consumers
Service cost	$6	$7	$13	$13
Interest expense	20	20	41	40
Expected return on plan assets	(14)	(13)	(29)	(26)
Amortization of:
Net loss	8	9	16	17
Prior service credit	(5)	(3)	(7)	(5)

Net periodic cost	$15	$20	$34	$39
Regulatory adjustment	6	—	7	—

Net periodic cost after regulatory adjustment	$21	$20	$41	$39

Consumers
Service cost	$6	$6	$13	$12
Interest expense	20	19	40	39
Expected return on plan assets	(14)	(12)	(28)	(24)
Amortization of:
Net loss	8	9	16	17
Prior service credit	(4)	(3)	(6)	(5)

Net periodic cost	$16	$19	$35	$39
Regulatory adjustments (a)	6	—	7	—

Net periodic cost after regulatory adjustment	$22	$19	$42	$39

(a)	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated.
In February 2010, the MPSC issued an order in Consumers’ GCR case that allowed Consumers to collect a one-time surcharge under a Pension Plan and OPEB equalization mechanism. For the six months ended June 30, 2010, Consumers collected $2 million of Pension Plan and $1 million of OPEB surcharge revenue in gas rates. Consumers recorded a reduction of $3 million of equalization regulatory assets on its Consolidated Balance Sheets and an increase of $3 million of expense on its Consolidated Statements of Income. Thus, Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the six months ended June 30, 2010.
In April 2010, the MPSC issued an order in Consumers’ PSCR case that allowed Consumers to collect a one-time surcharge under a Pension Plan and OPEB equalization mechanism. For the six months ended June 30, 2010, Consumers collected $21 million of Pension Plan and $6 million of OPEB surcharge revenue in gas rates. Consumers recorded a reduction of $27 million of equalization regulatory assets on its Consolidated Balance Sheets and an increase of $27 million of expense on its Consolidated Statements of Income. Thus, Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the six months ended June 30, 2010.

CMS Energy and Consumers remeasured their OPEB obligations at April 30, 2010 to incorporate the effects of a new collective bargaining agreement reached between the Union and Consumers. The OPEB plan remeasurement decreased CMS Energy’s OPEB liability by $95 million, OPEB regulatory asset by $93 million, and AOCL by $2 million, and will result in a decrease in benefit costs of $14 million for 2010. The OPEB plan remeasurement decreased Consumers’ OPEB liability and OPEB regulatory asset by $93 million each, and will result in a decrease in benefit costs of $13 million for 2010. With the plan remeasurement, the discount rate was reduced from 6.0 percent at December 31, 2009 to 5.85 percent at April 30, 2010.
In March 2010, CMS Energy contributed $100 million to its pension fund, which included a contribution of $97 million by Consumers. In February 2010, CMS Energy contributed $17 million to its SERP fund, which included a contribution of $11 million by Consumers.
10: INCOME TAXES
The actual income tax expense on income from continuing operations, excluding income attributable to noncontrolling interests, differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

In Millions
Six months ended June 30	2010	2009

CMS Energy, including Consumers
Income from continuing operations before income taxes	$307	$209

Income tax expense at statutory 35% federal rate	108	73
Increase (decrease) in income taxes from:
Change in tax law, Medicare Part D subsidy	3	—
ITC amortization	(2)	(2)
Medicare Part D exempt income	(3)	(3)
State and local income taxes, net of federal benefit	12	13
Other, net	2	1

Income tax expense	$120	$82

Effective tax rate	39.1%	39.2%

Consumers
Income from continuing operations before income taxes	$310	$272

Income tax expense at statutory 35% federal rate	108	95
Increase (decrease) in taxes from:
ITC amortization	(2)	(2)
Medicare Part D exempt income	(3)	(3)
State and local income taxes, net of federal benefit	11	8
Other, net	1	3

Income tax expense	$115	$101

Effective tax rate	37.1%	37.1%

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the Health Care Acts) were enacted in March 2010. For taxable years beginning after December 31, 2012, the Health Care Acts repeal the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. To reflect the law change, CMS Energy and Consumers decreased their deferred tax asset balances by $68 million, with CMS Energy recognizing deferred tax expense of $3 million and Consumers recognizing an increase to net regulatory tax assets of $65 million (not including the effects of ratemaking tax gross-ups). Therefore, this legislation had no effect on Consumers’ net income for the six months ended June 30, 2010.

11: VARIABLE INTEREST ENTITIES
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
CMS Energy has consolidated CMS Energy Trust I because CMS Energy is the variable interest holder that designed the entity and, through the design, has the power to direct the activities of CMS Energy Trust I that most significantly impact the trust’s economic performance. Through its guarantee, CMS Energy also has the obligation to absorb losses of CMS Energy Trust I. The sole assets of the trust consist of notes payable by CMS Energy, and the sole liabilities of the trust consist of Trust Preferred Securities. Upon consolidation, CMS Energy reduced its equity method investment by $5 million and its Long-term debt by $34 million. CMS Energy also recorded a $29 million liability for the mandatorily redeemable preferred securities issued by the trust. No gain or loss was recognized on the consolidation of CMS Energy Trust I.
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
CMS Energy’s investment in these partnerships is included in Investments on the Consolidated Balance Sheets in the amount of $49 million as of June 30, 2010. The partnerships were consolidated at December 31, 2009. Total assets of the partnerships were $189 million and total liabilities were $92 million at December 31, 2009. The partnerships had third-party debt obligations totaling $70 million at December 31, 2009. Plant, property, and equipment serving as collateral for these obligations had a carrying value of $137 million at December 31, 2009. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through outstanding letters of credit of $2 million and a guarantee of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $6 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.
12: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate performance based on the net income available to common stockholders of each segment. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including corporate interest and other expenses and discontinued operations.

Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.
The following tables provide financial information by reportable segment:

	In Millions
	Three months ended		Six months ended
June 30	2010	2009	2010	2009

Operating Revenue
CMS Energy, including Consumers
Electric utility	$975	$848	$1,813	$1,660
Gas utility	301	334	1,353	1,556
Enterprises	55	37	123	101
Other	9	6	18	12

Total Operating Revenue — CMS Energy	$1,340	$1,225	$3,307	$3,329
Consumers
Electric utility	$975	$848	$1,813	$1,660
Gas utility	301	334	1,353	1,556

Total Operating Revenue — Consumers	$1,276	$1,182	$3,166	$3,216

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$86	$67	$127	$106
Gas utility	1	5	67	64
Enterprises	33	(13)	42	(12)
Discontinued Operations	(16)	25	(17)	24
Other	(24)	(9)	(54)	(37)

Total Net Income Available to Common Stockholders — CMS Energy	$80	$75	$165	$145
Consumers
Electric utility	$86	$67	$127	$106
Gas utility	1	5	67	64

Total Net Income Available to Common Stockholder — Consumers	$87	$72	$194	$170

In Millions
	June 30, 2010	December 31, 2009

Plant, Property, and Equipment, Gross
CMS Energy, including Consumers
Electric utility	$9,717	$9,525
Gas utility	3,875	3,812
Enterprises	101	345
Other	34	34

Total Plant, Property, and Equipment — CMS Energy	$13,727	$13,716
Consumers
Electric utility	$9,717	$9,525
Gas utility	3,875	3,812
Other	15	15

Total Plant, Property, and Equipment — Consumers	$13,607	$13,352

Assets
CMS Energy, including Consumers
Electric utility (a)	$9,268	$9,157
Gas utility (a)	4,407	4,594
Enterprises	192	303
Other	1,184	1,202

Total Assets — CMS Energy	$15,051	$15,256
Consumers
Electric utility (a)	$9,268	$9,157
Gas utility (a)	4,407	4,594
Other	651	871

Total Assets — Consumers	$14,326	$14,622

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

(This page intentionally left blank)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Internal Control Over Financial Reporting: There have not been any changes in Consumers’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the 2009 Form 10-K, see Part I, Item 1, Note 3, Contingencies and Commitments, and Note 4, Utility Rate Matters.

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On June 25, 2010, CMS Energy issued 228 shares of its Common Stock and paid $5,012 in cash in exchange for 100 shares of its 4.50 percent Cumulative Convertible Preferred Stock, Series B, tendered for conversion on June 8, 2010 in accordance with the terms and provisions of the Certificate of Designation of 4.50 percent Cumulative Convertible Preferred Stock dated as of December 20, 2004, corrected February 27, 2006. Such Common Stock shares were issued based on the conversion value of $84.75 per share. The foregoing issuance, an exchange of securities with an existing shareholder, was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Repurchases of Equity Securities
The following table shows CMS Energy’s repurchases of equity securities for the three months ended June 30, 2010:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May Yet
	Number of	Price	Part of Publicly	Be Purchased Under
	Shares	Paid per	Announced Plans or	Publicly Announced
Period	Purchased*	Share	Programs	Plans or Programs

April 1, 2010 to April 30, 2010	1,695	$16.38	—	—

May 1, 2010 to May 31, 2010	—	—	—	—

June 1, 2010 to June 30, 2010	61,496	14.32	—	—

Total	63,191	$14.38	—	—

*	CMS Energy repurchases certain restricted shares upon vesting under the performance incentive stock plan from participants in the performance incentive stock plan, equal to its minimum statutory income tax withholding obligation. Shares repurchased have a value based on the market price on the vesting date.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
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

3.1	CMS Energy Bylaws, amended and restated as of May 21, 2010 (Exhibit 3.1 to Form 8-K filed May 26, 2010 and incorporated herein by reference)

3.2	Consumers Bylaws, amended and restated as of May 21, 2010 (Exhibit 3.2 to Form 8-K filed May 26, 2010 and incorporated herein by reference)

10.1	CMS Energy’s Performance Incentive Stock Plan, effective February 3, 1988, amended and restated, effective August 1, 2010

12.1	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”. The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: July 28, 2010	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: July 28, 2010	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer