Form 10-Q
period 2010-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2010-10-28
CIK 201533, 811156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
CMS Energy Corporation: Yes ☐ No ☑   Consumers Energy Company: Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 19, 2010:
CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value	244,575,698
Consumers Energy Company:

Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended
September 30, 2010

Page
Glossary	4
Filing Format	8
Forward-Looking Statements and Information	8

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
CMS Energy Corporation	34
Consumers Energy Company	42
Notes to Consolidated Financial Statements	49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	88

Item 4. Controls and Procedures	88

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	88
Item 1A. Risk Factors	88
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3. Defaults Upon Senior Securities	89
Item 5. Other Information	89
Item 6. Exhibits	90
Signatures	92
EX-10.3
EX-10.4
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY
Certain terms used in the text and financial statements are defined below.

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524

2009 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2009

ALJ	Administrative Law Judge

AOC	Administrative Order on Consent

AOCL	Accumulated Other Comprehensive Loss

ASU	FASB Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Beeland	Beeland Group LLC, a wholly owned subsidiary of CMS Land

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CATR	Clean Air Transport Rule

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Energy Trust I	A VIE and a wholly owned business trust formed for the sole purpose of issuing preferred securities and lending the proceeds to CMS Energy

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

Detroit Edison	The Detroit Edison Company, a non-affiliated company

D.C.	District of Columbia

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

GWh	Gigawatt-hour (a unit of energy equal to one million kilowatt-hours)

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises

IPP	Independent power producer or independent power production

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

ITC	Income tax credit

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company

MD&A	Management’s Discussion and Analysis

MDL	A pending multi-district litigation case in Nevada

MDNRE	Michigan Department of Natural Resources and Environment, which, effective January 17, 2010, is the successor to the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources

MGP	Manufactured gas plant

MISO	The Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt-hour (a unit of energy equal to one million watt-hours)

NAV	Net asset value

NOMECO	CMS NOMECO Oil & Gas Co., a former wholly owned subsidiary of CMS Enterprises

NOV	Notice of Violation

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, formerly owned by Consumers

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage, Panhandle Storage, and Panhandle Holdings, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of Panhandle, Consumers, and CMS Energy

PFD	Proposal for decision

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

QSPE	Qualifying special-purpose entity

REC	Renewable energy credit established under the 2008 Energy Legislation

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Programs	Environmentally beneficial projects which a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a former wholly owned subsidiary of CMS Panhandle Holding, LLC

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

TSU	Texas Southern University, a non-affiliated entity

Union	Utility Workers Union of America, AFL-CIO

U.S.	United States

VIE	Variable interest entity

XBRL	eXtensible Business Reporting Language

Zeeland	A 935 MW gas-fueled power plant located in Zeeland, Michigan

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
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:
•	the price of CMS Energy common stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the troubled economy, particularly in Michigan, and the risk of future volatility in the financial and credit markets on CMS Energy, Consumers, or any of their affiliates, including their:
•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population decline in the geographic areas where CMS Energy and Consumers conduct business;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or laws regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants, including impacts of the CAIR and CATR;

•	CCBs;

•	PCBs;

•	cooling water discharge from power plants or other industrial equipment;

•	limitations on the use or construction of coal-fueled electric power plants;

•	renewable portfolio standards and energy efficiency mandates;

•	energy-related derivatives and hedges under the Dodd-Frank Act; and

•	any other potential legislative changes, including changes to the ten-percent ROA limit;
•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	effects of shareholder activity, which is permitted or may be permitted under the Dodd-Frank Act, new SEC interpretations, and related legislative or regulatory changes;

•	adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:
•	sufficient and timely recovery of:
•	environmental and safety-related expenditures for coal-fueled plants and other utility properties;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	costs associated with the proposed retirement and decommissioning of facilities;

•	development costs of the proposed coal-fueled plant;

•	MISO energy and transmission costs; and

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards;
•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	actions of regulators with respect to the implementation of the pilot decoupling mechanism and an uncollectible expense tracking mechanism described in the November 2009 MPSC electric rate case order and the pilot decoupling mechanism described in the May 2010 MPSC gas rate case order;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates; and

•	implementation of new energy legislation or revisions of existing regulations;
•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer load to alternative energy suppliers;

•	potentially adverse regulatory treatment concerning significant matters affecting CMS Energy or Consumers that are presently before the MDNRE, including Bay Harbor;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of the electric and gas decoupling mechanisms in moderating the impact of sales variability on net revenues;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule, and the outcome of pending litigation with the DOE;

•	the impact of expanded enforcement powers and investigation activities at FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	potential effects of the Dodd-Frank Act on regulation of financial institutions such as EnerBank;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers, and the ability of Consumers to recover the costs of any such insurance from customers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	the effectiveness of CMS Energy’s and Consumers’ strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction, permitting, and government approvals;

•	costs and availability of personnel, equipment, and materials for operating and maintaining existing facilities;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	the impact of an accident, explosion, or other physical disaster involving Consumers’ high- or low-pressure gas pipelines, overhead or underground electrical lines, or other utility infrastructure;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2010 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of the Health Care Acts on existing or future health care costs;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies and procedures;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of planned or unplanned generation outages;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including the F.T. Barr matter and claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies, including possible changes to rules involving fair value accounting;

•	new or revised interpretations of GAAP by regulators, which could affect how accounting principles are applied, and could impact future periods’ financial statements or previously filed financial statements;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
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
In August 2010, CMS Energy announced that it would reduce its planned capital investments by $1 billion over the next five years, which will moderate future rate increases to Consumers’ customers. Consumers still expects to make capital investments of more than $6 billion over the next five years, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency; demand management; expanded use of renewable energy; development of new power plants; pursuit of additional PPAs to complement existing generating sources; potential retirement or mothballing of older generating units; and continued operation of others.
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
Consumers’ planned capital investments continue to include renewable energy projects. Consumers expects to spend $650 million on renewable energy investments through 2014. The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. In compliance with this legislation, Consumers filed a renewable energy plan with the MPSC in February 2009 outlining its plans to build or contract for additional renewable energy capacity. At the same time, Consumers filed an energy optimization plan, also called for by the 2008 Energy Legislation, under which Consumers will promote energy efficiency and provide incentives to reduce customer usage. In May 2009, the MPSC approved the energy optimization plan and, with minor exceptions, the renewable energy plan. As one of the conditions to the continuation of the electric and gas pilot decoupling mechanisms that were adopted in general rate cases, Consumers must exceed the statutory savings targets specified in the 2008 Energy Legislation for 2011 through 2014. In September 2010, Consumers filed an amended energy optimization plan to recover the additional spending necessary to exceed these savings targets.
Consumers also intends to make a significant capital investment in its smart grid program, which should provide enhanced controls over, and information about, energy usage, as well as timely notification of service interruptions. Consumers plans to follow a phased implementation approach and intends to begin deployment of meters in early 2012.
Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. In February 2010, the MPSC issued an order requiring that Consumers refund to customers $85 million collected during a rate freeze from 2001 to 2003 plus interest; the MPSC determined that these funds should have been placed in a decommissioning trust fund. Consumers has filed an appeal of this order. In May 2010, the MPSC issued a gas rate order authorizing Consumers to increase its gas rates by $66 million based on an authorized return on equity of 10.55 percent.
The May 2010 gas rate order also adopted a revenue decoupling mechanism. In general, a decoupling mechanism allows a utility to adjust rates due to changes in sales volumes, in order to improve the match between the collection of revenues and the revenue level approved by the utility’s regulator. Consumers’ gas decoupling mechanism, subject to certain conditions, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from energy efficiency, conservation, and other non-weather factors. Consumers’ electric decoupling mechanism, adopted in a November 2009 electric rate order, is similar to the gas decoupling mechanism, but also permits rate adjustments to compensate for changes in sales volumes resulting from weather fluctuations. For additional details regarding Consumers’ electric and gas decoupling mechanisms, see the “Outlook - Consumers’ Electric Utility Business Outlook and Uncertainties - Electric Customer Deliveries and Revenue” and the “Outlook - Consumers’ Gas Utility Business Outlook and Uncertainties - Gas Deliveries” sections included in MD&A.
Further, in July 2010, Consumers self-implemented an electric rate increase in the annual amount of $150 million, subject to refund with interest. In August 2010, Consumers filed an application with the MPSC seeking an annual gas rate increase of $55 million based on an 11 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. In its order allowing Consumers to self-implement the July 2010 electric rate increase, the MPSC expressed concern about utilities repeatedly self-implementing rate increases over short time periods, and before the return of previous overcollections of self-implemented rate increases.
The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from alternative electric suppliers. The 2008 Energy Legislation limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. In May 2010, a bill was introduced to the Michigan Senate and House of Representatives that would increase the limit from ten percent to 25 percent. At September 30, 2010, electric deliveries under the ROA program were at the ten percent limit.
Another area of importance for CMS Energy and Consumers is environmental regulation. There is uncertainty associated with federal legislative and regulatory proposals related to the regulation of carbon dioxide emissions, particularly associated with fossil-fueled generation. In December 2009, the EPA issued an endangerment finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. The EPA also issued an Advance Notice of Proposed Rulemaking in April 2010, indicating that it is considering a variety of regulatory actions with respect to PCBs. In June 2010, the EPA proposed a range of alternatives for regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. In July 2010, the EPA released CATR, a proposed rule that would replace CAIR. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.
CMS Energy will continue to focus its strategy on:
•	investing in Consumers’ utility system;

•	growing earnings and operating cash flow while controlling operating and fuel costs; and

•	maintaining principles of safe, efficient operations, customer value, fair and timely regulation, and consistent financial performance.
In executing this strategy, CMS Energy and Consumers will need to overcome a Michigan economy that has been impacted adversely by the financial market crisis, uncertainty in Michigan’s automotive industry, high unemployment rates, and a modestly shrinking population. Due to the uncertain progress of economic recovery in Consumers’ service territory, a range of outcomes of CMS Energy’s and Consumers’ strategies are possible. Pressure on regulators to limit rate increases can be expected to mount if Michigan’s economy remains sluggish. Consumers expects that the electric and gas pilot decoupling mechanisms, as well as the electric utility’s uncollectible expense tracking mechanism, will mitigate partially the impacts of these economic conditions on the electric and gas utilities. While CMS Energy and Consumers believe that their sources of liquidity will be sufficient to meet their requirements, they will continue to monitor developments in the financial and credit markets, as well as government policy responses to those developments, for potential implications for CMS Energy’s and Consumers’ businesses and their future financial needs.

RESULTS OF OPERATIONS
CMS Energy’s Consolidated Results of Operations

In Millions (except for per share amounts)
Three months ended September 30	2010	2009	Change

Net Income Available to Common Stockholders	$134	$67	$67
Basic Earnings Per Share	$0.58	$0.29	$0.29
Diluted Earnings Per Share	$0.53	$0.28	$0.25

In Millions
Three months ended September 30	2010	2009	Change

Electric Utility	$156	$111	$45
Gas Utility	2	(12)	14
Enterprises	9	6	3
Corporate Interest and Other	(33)	(37)	4
Discontinued Operations	—	(1)	1

Net Income Available to Common Stockholders	$134	$67	$67

For the three months ended September 30, 2010, net income available to common stockholders was $134 million, compared with $67 million for 2009. Specific after-tax changes to net income available to common stockholders for the three months ended September 30, 2010 versus 2009 are:

2010 over/(under) 2009
		(In Millions)

•	increase in electric revenues at Consumers due to weather	$44
•	increase in electric and gas revenues at Consumers due to rate orders	18
•	absence of a premium paid on the retirement of debt in 2009	11
•	other net changes, primarily due to lower expenses at the enterprises and corporate interest and other segments	5
•	other changes at Consumers, primarily lower interest on debt	4
•	decrease in operating and maintenance expenses at Consumers	3
•	decrease in electric revenues at Consumers due to customer shifts to energy-only rates and to ROA	(10)
•	charge for deferred issuance costs in 2010 on conversion of preferred stock	(8)

Total change		$67

In Millions (except for per share amounts)
Nine months ended September 30	2010	2009	Change

Net Income Available to Common Stockholders	$299	$212	$87
Basic Earnings Per Share	$1.30	$0.93	$0.37
Diluted Earnings Per Share	$1.19	$0.90	$0.29

In Millions
Nine months ended September 30	2010	2009	Change

Electric Utility	$283	$217	$66
Gas Utility	69	52	17
Enterprises	51	(6)	57
Corporate Interest and Other	(87)	(74)	(13)
Discontinued Operations	(17)	23	(40)

Net Income Available to Common Stockholders	$299	$212	$87

For the nine months ended September 30, 2010, net income available to common stockholders was $299 million, compared with $212 million for 2009. Specific after-tax changes to net income available to common stockholders for the nine months ended September 30, 2010 versus 2009 are:

2010 over/(under) 2009
		(In Millions)

•	increase in electric and gas revenues at Consumers due to rate orders	$75
•	increase in electric revenues at Consumers due to weather	51
•	insurance settlement related to a previously sold investment	30
•	decrease in operating and maintenance expenses at Consumers	23
•	absence of an increase in the provision for Bay Harbor environmental remediation costs recorded in 2009	22
•	other changes at Consumers, primarily lower interest on debt	8
•	other net increases, primarily higher sales and prices at the enterprises segment	6
•	decrease in electric revenues at Consumers due to customer shifts to energy-only rates and to ROA	(33)
•	absence of a benefit recorded in 2009 related to the expiration of an indemnity obligation	(31)
•	decrease in gas revenues at Consumers due to weather and unfavorable sales mix	(23)
•	increase in net charges related to refinancing, conversions, and early debt retirements	(15)
•	higher depreciation expense and sales and use tax at Consumers	(11)
•	tax adjustments and impairments related to discontinued operations	(8)
•	costs associated with the voluntary separation plan at Consumers	(7)

Total change		$87

Consumers’ Electric Utility Results of Operations

In Millions
September 30	2010	2009	Change

Net Income Available to Common Stockholders:
Three months ended	$156	$111	$45
Nine months ended	$283	$217	$66

	Three Months Ended	Nine Months Ended
Reasons for the change:	September 30, 2010 vs. 2009	September 30, 2010 vs. 2009

Electric deliveries and rate increases	$85	$186
Power supply costs and related revenue	—	(11)
Other income, net of expenses	(8)	(16)
Maintenance and other operating expenses	(5)	(39)
Depreciation and amortization	(8)	(20)
General taxes	3	3
Interest charges	3	(3)
Income taxes	(25)	(34)

Total change	$45	$66

Electric deliveries and rate increases: For the three months ended September 30, 2010, electric delivery revenues increased $85 million compared with 2009. The increase was due to $31 million of additional revenues resulting from the July 2010 self-implemented rate increase. Also contributing to the increase was $54 million from higher deliveries, which included the impact of favorable weather in 2010 and increased deliveries in 2010 to Consumers’ high-margin customers, offset partially by the impact of customers switching from demand rates to energy-only rates. These increases were offset partially by a $16 million decrease in revenues resulting from other rate-related items, including the impacts of the decoupling mechanism that became effective in December 2009. Overall, deliveries to end-use customers were 10.5 billion kWh, an increase of 1.2 billion kWh or 12.9 percent compared with 2009.
Additionally, surcharge revenues and related reserves increased $16 million for the three months ended September 30, 2010 compared with 2009. This increase comprised $6 million from the collection of regulatory assets related to retirement benefits, a $5 million increase related to the energy optimization program, and a $5 million increase in other surcharge revenue.
For the nine months ended September 30, 2010, electric delivery revenues increased $186 million compared with 2009. The increase was due to $46 million of additional revenues resulting from the November 2009 rate order that Consumers self-implemented in May 2009, and $31 million of additional revenues resulting from the July 2010 self-implemented rate increase. Also contributing to the increase was $36 million from higher deliveries, which included the impact of favorable weather in 2010 and increased deliveries to Consumers’ high-margin customers, offset partially by the impact of customers switching from demand rates to energy-only rates. The increase was also due to $13 million of additional revenues resulting from other rate-related items, including the impacts of the decoupling mechanism that became effective in December 2009. Overall, deliveries to end-use customers were 28.6 billion kWh, an increase of 1.9 billion kWh or 7.1 percent compared with 2009.

Additionally, surcharge revenues and related reserves increased $60 million for the nine months ended September 30, 2010 compared with 2009. This increase comprised $32 million from the collection of regulatory assets related to retirement benefits, a $19 million increase related to the energy optimization program, and a $9 million increase in other surcharge revenue.
Power supply costs and related revenue: For the nine months ended September 30, 2010, PSCR revenue decreased $11 million compared with 2009, reflecting an order received from the MPSC that disallowed recovery of certain power supply costs in Consumers’ 2007 PSCR reconciliation case.
Other income, net of expenses: For the three months ended September 30, 2010, other income decreased $8 million compared with 2009, and for the nine months ended September 30, 2010, other income decreased $16 million compared with 2009. These decreases were due to a reduction in interest income recorded on certain regulatory assets and the absence in 2010 of a gain recognized on a sale of land in 2009.
Maintenance and other operating expenses: For the three months ended September 30, 2010, maintenance and other operating expenses increased $5 million compared with 2009. The increase was due to $6 million of higher retirement benefits expenses, which were recovered in revenue in 2010, a $5 million increase associated with the energy optimization program, and a $3 million increase in service restoration expenses. These increases were offset partially by a $5 million reduction in expenses for forestry and tree-trimming services and a $4 million decrease in health care expenses and other net operating expenses.
For the nine months ended September 30, 2010, maintenance and other operating expenses increased $39 million compared with 2009. The increase was due to $32 million of higher retirement benefits expenses, which were recovered in revenue in 2010, a $19 million increase associated with the energy optimization program, and an $8 million increase in uncollectible accounts expense. Also contributing to the increase was $6 million of voluntary separation plan expenses in 2010. These increases were offset partially by an $11 million reduction in expenses for forestry and tree-trimming services and a $15 million decrease in health care expenses and other net operating expenses.
Depreciation and amortization: For the three months ended September 30, 2010, depreciation and amortization expense increased $8 million compared with 2009, and for the nine months ended September 30, 2010, depreciation and amortization expense increased $20 million compared with 2009, due to increased plant in service and higher amortization expense on certain regulatory assets.
General taxes: For the three months ended September 30, 2010, general taxes decreased $3 million compared with 2009, due to lower property tax expense in 2010.
For the nine months ended September 30, 2010, general taxes decreased $3 million compared with 2009. The decrease resulted from adjustments associated with the State of Michigan’s use tax assessment.
Interest charges: For the three months ended September 30, 2010, interest charges decreased $3 million compared with 2009, due to lower debt levels in 2010.
For the nine months ended September 30, 2010, interest charges increased $3 million compared with 2009. The increase resulted from interest related to the State of Michigan’s use tax assessment. Also contributing to the increase was additional interest incurred as a result of an order received from the MPSC that disallowed recovery of certain power supply costs in Consumers’ 2007 PSCR reconciliation case. These increases were offset partially by lower debt levels in 2010.

Income taxes: For the three months ended September 30, 2010, income taxes increased $25 million compared with 2009. The increase reflected $28 million due to higher electric utility earnings, offset partially by a $3 million benefit related to research tax credits.
For the nine months ended September 30, 2010, income taxes increased $34 million compared with 2009. The increase reflected $37 million due to higher electric utility earnings, offset partially by a $3 million benefit related to research tax credits.
Consumers’ Gas Utility Results of Operations

In Millions
September 30	2010	2009	Change

Net Income Available to Common Stockholders:
Three months ended	$2	$(12)	$14
Nine months ended	$69	$52	$17

	Three Months Ended	Nine Months Ended
Reasons for the change:	September 30, 2010 vs. 2009	September 30, 2010 vs. 2009

Gas deliveries and rate increases	$14	$33
Other income, net of expenses	—	4
Maintenance and other operating expenses	1	(8)
Depreciation and amortization	1	—
General taxes	1	3
Interest charges	—	(7)
Income taxes	(3)	(8)

Total change	$14	$17

Gas deliveries and rate increases: For the three months ended September 30, 2010, gas delivery revenues increased $14 million compared with 2009, due to the May 2010 rate order. Gas deliveries, including miscellaneous transportation to end-use customers, were 25.3 bcf, an increase of 0.7 bcf or 2.8 percent compared with 2009.
For the nine months ended September 30, 2010, gas delivery revenues increased $33 million compared with 2009. The increase was due to $44 million of additional revenue resulting from the May 2010 rate order that Consumers self-implemented in November 2009, and $7 million from a favorable sales mix. These increases were offset partially by a decrease of $34 million due to lower deliveries associated with milder weather in 2010. Gas deliveries, including miscellaneous transportation to end-use customers, were 181.2 bcf, a decrease of 14.9 bcf or 7.6 percent compared with 2009.
Additionally, surcharge revenues were $16 million higher for the nine months ended September 30, 2010, due to a $13 million increase related to the energy optimization program and $3 million from the collection of regulatory assets related to retirement benefits.
Other income, net of expenses: For the nine months ended September 30, 2010, other income increased $4 million compared with 2009, due to higher interest income related to secured borrowing agreements.
Maintenance and other operating expenses: For the three months ended September 30, 2010, maintenance and other operating expenses decreased $1 million compared with 2009, due to lower health care expenses in 2010.

For the nine months ended September 30, 2010, maintenance and other operating expenses increased $8 million compared with 2009. The increase was due to additional expenses of $13 million related to the energy optimization program and $4 million of voluntary separation plan expenses. Also contributing to the increase were higher expenses of $3 million associated with retirement benefits, which were recovered in revenue in 2010. These increases were offset partially by lower uncollectible accounts expense of $2 million and a $10 million reduction in health care expenses and other transmission and distribution operating expenses.
General taxes: For the three months ended September 30, 2010, general taxes decreased $1 million compared with 2009, due to lower property tax expense in 2010.
For the nine months ended September 30, 2010, general taxes decreased $3 million compared with 2009. The decrease resulted from adjustments associated with the State of Michigan’s use tax assessment.
Interest charges: For the nine months ended September 30, 2010, interest charges increased $7 million compared with 2009, due primarily to interest related to the State of Michigan’s use tax assessment.
Income taxes: For the three months ended September 30, 2010, income taxes increased $3 million compared with 2009, and for the nine months ended September 30, 2010, income taxes increased $8 million compared with 2009, due primarily to higher gas utility earnings.
Enterprises Results of Operations

In Millions
September 30	2010	2009	Change

Net Income Available to Common Stockholders:
Three months ended	$9	$6	$3
Nine months ended	$51	$(6)	$57

For the three months ended September 30, 2010, the enterprises segment reported net income of $9 million compared with $6 million for the same period in 2009. The $3 million increase was due to the recognition of a gain on an option related to the 2007 sale of certain Argentine investments, and to lower expenses.
For the nine months ended September 30, 2010, the enterprises segment reported net income of $51 million compared with a net loss of $6 million for the same period in 2009. The $57 million change reflected after-tax income of $30 million from the settlement of an insurance claim related to a previously sold South American investment, the absence of an environmental remediation charge of $22 million recorded in 2009 related to Bay Harbor, and $4 million related to asset sales. An additional increase of $1 million reflected greater demand for power at higher prices and a net increase in mark-to-market gains, offset largely by higher maintenance and other operating expenses, the absence of a gain recorded in 2009 on the expiration of an indemnity provided in connection with a previous asset sale, and the absence of benefits related to a 2009 legal settlement associated with a gas sale and purchase contract.

Corporate Interest and Other Results of Operations

In Millions
September 30	2010	2009	Change

Net Loss Available to Common Stockholders:
Three months ended	$(33)	$(37)	$4
Nine months ended	$(87)	$(74)	$(13)

For the three months ended September 30, 2010, corporate interest and other net expenses decreased $4 million compared with 2009, due to the absence of an $11 million premium paid in 2009 on the early retirement of debt and due to a $3 million benefit from higher net earnings at EnerBank and lower expenses. These items were offset partially by an $8 million charge for deferred issuance costs on the mandatory conversion of convertible preferred stock and by a $2 million increase in interest expense due to higher debt levels at higher average interest rates.
For the nine months ended September 30, 2010, corporate interest and other net expenses increased $13 million compared with 2009, due to the absence of an $18 million gain recognized in 2009 on the early retirement of long-term debt, related parties. Also contributing to the change was an $8 million charge for deferred issuance costs on the mandatory conversion of convertible preferred stock and a $6 million increase in interest expense due to higher debt levels at higher average interest rates. These items were offset partially by the absence of an $11 million premium paid in 2009 on the early retirement of debt and by an $8 million benefit from higher net earnings at EnerBank and lower expenses.
Discontinued Operations
For the three months ended September 30, 2010, the net loss from discontinued operations was less than $1 million. Discontinued operations recorded a loss of $1 million in 2009 due primarily to unfavorable operating results of assets held for sale.
For the nine months ended September 30, 2010, a loss of $17 million was recorded from discontinued operations, compared with income of $23 million in 2009. The $40 million change was due to the absence of a $28 million gain recognized in 2009 on the expiration of an indemnity provided in connection with a 2007 asset sale, the recognition in 2010 of $10 million in additional tax expense resulting from an IRS audit adjustment related to a 2003 asset sale, and a $3 million increase in a liability for a 2007 asset sale indemnity. These decreases were offset slightly by lower losses in 2010 related primarily to assets held for sale.
CAPITAL RESOURCES AND LIQUIDITY
Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing opportunities, if needed. Recent major financing transactions and commitments are as follows:

	Principal	Interest
	(in Millions)	Rate	Issue Date	Maturity Date

Debt Issuances:
CMS Energy
Senior notes	$300	6.25%	January 2010	February 2020
Senior notes (a)	250	4.25%	September 2010	September 2015
Consumers
FMBs	250	5.30%	September 2010	September 2022
FMBs	50	6.17%	September 2010	September 2040
FMBs	50	2.60%	October 2010	October 2015
FMBs	100	3.21%	October 2010	October 2017
FMBs (b)	100	3.77%	October 2010	October 2020
FMBs (b)	50	4.97%	October 2010	October 2040

(a)	In conjunction with this issuance, in September 2010 CMS Energy exercised its mandatory conversion rights for all of its outstanding 4.50 percent cumulative convertible preferred stock. Also in September 2010, holders tendered 633,971 shares of the 4.50 percent cumulative convertible preferred stock for voluntary conversion. In October 2010, CMS Energy used the majority of the net proceeds from the issuance of the senior notes to pay the $226 million cash portion of the conversion value and issued 13,110,733 shares of its common stock to pay the common stock portion of the conversion value for the mandatory and voluntary conversions.

(b)	In conjunction with this issuance, in September 2010 Consumers called $137 million of 5.65 percent FMBs due 2035 for redemption, which occurred in October 2010.
In addition, in September 2010, CMS Energy’s $131 million of 3.375 percent senior notes and $288 million of 2.875 percent senior notes became convertible at the holders’ option for the fourth quarter of 2010.

CMS Energy and Consumers expect to continue to have access to the financial and capital markets.
Recent and upcoming credit renewals are as follows:

			Amount of
			Facility
	Last Renewed	Expiration Date	(in Millions)

Credit Renewals:
CMS Energy
Revolving credit facility	April 2007	April 2012	$550
Consumers
Accounts receivable sales program	February 2010	February 2011	250
Letter of Credit Reimbursement Agreement	September 2010	September 2011	30
Revolving credit facility	March 2007	March 2012	500
Revolving credit facility	August 2010	August 2013	150

Recent and upcoming maturities of senior notes and bonds are as follows:

	Principal	Interest
	(in Millions)	Rate	Maturity Date

Debt Maturities:
CMS Energy
Senior notes	$67	7.75%	August 2010
Senior notes	214	8.50%	April 2011
Senior notes	150	6.30%	February 2012
Consumers
FMBs	250	4.00%	May 2010
FMBs	300	5.00%	February 2012
Tax-exempt pollution control revenue bonds	58	Various	June 2010

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
Cash Position, Investing, and Financing
At September 30, 2010, CMS Energy had $719 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents. At September 30, 2010, Consumers had $256 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents.
CMS Energy’s primary ongoing source of cash is dividends and other distributions from its subsidiaries. Consumers paid $259 million in common stock dividends to CMS Energy for the nine months ended September 30, 2010. For details on dividend restrictions, see Note 5, Financings.

Operating Activities: Specific components of net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 were:

In Millions
Nine months ended September 30	2010	2009	Change

CMS Energy, including Consumers
• Net income	$318	$229	$89
• Non-cash transactions (a)	864	675	189

	$1,182	$904	$278
• Sale of gas purchased in the prior year	475	577	(102)
• Purchase of gas in the current year	(608)	(654)	46
• Accounts receivable sales, net	(50)	(170)	120
• Change in other core working capital (b)	325	275	50
• Other changes in assets and liabilities, net	(326)	(298)	(28)

Net cash provided by operating activities	$998	$634	$364

Consumers
• Net income	$355	$272	$83
• Non-cash transactions (a)	749	636	113

	$1,104	$908	$196
• Sale of gas purchased in the prior year	475	577	(102)
• Purchase of gas in the current year	(608)	(654)	46
• Accounts receivable sales, net	(50)	(170)	120
• Change in other core working capital (b)	325	278	47
• Other changes in assets and liabilities, net	(346)	(240)	(106)

Net cash provided by operating activities	$900	$699	$201

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.
For the nine months ended September 30, 2010, net cash provided by operating activities at CMS Energy increased $364 million compared with 2009. The increase was due primarily to higher net income, net of non-cash transactions, and to changes affecting Consumers’ cash provided by operating activities described in the following paragraph.
For the nine months ended September 30, 2010, net cash provided by operating activities at Consumers increased $201 million compared with 2009. The increase was due primarily to higher net income, net of non-cash transactions, and higher accounts receivable collections from customers in 2010.

Investing Activities: Specific components of cash used in investing activities for the nine months ended September 30, 2010 and 2009 were:

In Millions
Nine months ended September 30	2010	2009	Change

CMS Energy, including Consumers
• Capital expenditures	$(611)	$(617)	$6
• Cash effect of deconsolidation of partnerships	(10)	—	(10)
• Cost to retire property	(31)	(33)	2
• Increase in EnerBank loans receivable	(75)	(41)	(34)
• Other investing	1	16	(15)

Net cash used in investing activities	$(726)	$(675)	$(51)

Consumers
• Capital expenditures	$(608)	$(612)	$4
• Costs to retire property and other	(32)	(23)	(9)

Net cash used in investing activities	$(640)	$(635)	$(5)

For the nine months ended September 30, 2010, net cash used in investing activities at CMS Energy increased $51 million compared with 2009. The change was due primarily to an increase in EnerBank consumer lending. For the nine months ended September 30, 2010, net cash used in investing activities at Consumers increased $5 million compared with 2009. The increase was due primarily to the absence of proceeds from the sale of assets in 2009.
Financing Activities: Specific components of net cash provided by (used in) financing activities for the nine months ended September 30, 2010 and 2009 were:

In Millions
Nine months ended September 30	2010	2009	Change

CMS Energy, including Consumers
• Issuance of FMBs, convertible senior notes, senior notes, and other debt	$1,043	$1,262	$(219)
• Retirement of debt and other debt maturity payments	(524)	(1,160)	636
• Payments of common and preferred stock dividends	(111)	(93)	(18)
• Other financing activities	(73)	2	(75)

Net cash provided by financing activities	$335	$11	$324

Consumers
• Issuance of FMBs	$300	$500	$(200)
• Retirement of debt and other debt maturity payments	(335)	(377)	42
• Stockholder’s contribution	250	100	150
• Payments of common and preferred stock dividends	(261)	(235)	(26)
• Other financing activities	(20)	(23)	3

Net cash used in financing activities	$(66)	$(35)	$(31)

For the nine months ended September 30, 2010, net cash provided by financing activities at CMS Energy totaled $335 million, and for the nine months ended September 30, 2009, net cash provided by financing activities totaled $11 million. The $324 million change was due primarily to a decrease in net debt retirements.
For the nine months ended September 30, 2010, net cash used in financing activities at Consumers totaled $66 million, and for the nine months ended September 30, 2009, net cash used in financing activities totaled $35 million. The $31 million change was due primarily to debt maturities and a decrease in net proceeds from borrowings, offset partially by a stockholder’s contribution from CMS Energy.
For additional details on long-term debt activity, see Note 5, Financings.
Retirement Benefits
The following table provides estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2012.

				In Millions
	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution

CMS Energy, including Consumers
2010	$107	$61	$100	$71
2011	134	70	127	61
2012	128	79	186	70

Consumers
2010	$104	$63	$97	$70
2011	130	72	123	60
2012	124	81	180	69

In March 2010, CMS Energy contributed $100 million to its pension fund, which included a contribution of $97 million by Consumers. Actual future pension cost and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan participants.
In April 2010, Consumers reached an agreement with the Union on a new five-year contract for operating, maintenance, and construction employees. The agreement changed postretirement health benefits under the OPEB plan for qualifying retired employees. As a result, CMS Energy and Consumers remeasured their OPEB obligations at April 30, 2010.
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
In May 2010, Consumers announced plans to defer the development of its proposed 830 MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity due to the recession, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers will monitor customer demand, fuel and power prices, and other market conditions, but has not set a timetable for a future decision about the project. Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, relying on additional market purchases, as well as continued operation of several existing generating units; however, Consumers continues to believe that new clean coal generating capacity will be in the long-term best interests of its customers as part of a balanced energy portfolio.
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
Under its renewable energy plan, Consumers expects to secure its required RECs each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. Presently, Consumers generates and purchases 1.6 million RECs per year, which represent 44 percent of its long-term REC needs.

To meet its renewable capacity requirements, Consumers expects to add 500 MW of owned or contracted renewable capacity by 2015. Consumers has secured more than 78,000 acres of land easements in Michigan’s Mason, Huron, and Tuscola Counties for the potential development of wind generation, and is presently collecting wind speed and other meteorological data at those sites. Consumers has entered into a contract to purchase wind turbine generators for the construction of a 100 MW wind farm in Mason County, the Lake Winds Energy Park, which Consumers expects to be operational in late 2012. Consumers will continue to seek opportunities for wind generation development in support of the renewable capacity standards.
In June 2010, Consumers executed agreements with four renewable energy suppliers for the purchase of 243 MW of capacity. In its July 2010 order, the MPSC approved these agreements, granting Consumers’ request to recover the full costs of these contracts from its customers.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors.
Consumers expects weather-adjusted electric deliveries to increase in 2010 by 1.5 percent compared with 2009. Consumers’ outlook for 2010 includes continuing growth in deliveries to its largest customer, which produces energy-related components. Consumers has a long-term contract with this customer to provide electricity at a discounted rate for economic development purposes. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2010 to be at a similar level to 2009. Consumers’ outlook reflects the impact of reduced deliveries associated with its investment in energy efficiency programs included in the 2008 Energy Legislation, as well as recent projections of Michigan’s economic conditions.
Consumers believes economic conditions have stabilized. Consumers’ present outlook for electric delivery growth is about two percent on average through 2015. This reflects growth in electric deliveries offset by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:
•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.
In its 2009 electric rate case order, the MPSC authorized Consumers to adopt a pilot decoupling mechanism. This mechanism, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The MPSC’s order also adopted an uncollectible expense tracking mechanism, which allows future rates to be adjusted to collect or refund 80 percent of the difference between the level of uncollectible expense included in rates and actual uncollectible expense. Consumers expects these mechanisms to reduce volatility of electric utility revenue.
Electric ROA: The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At September 30, 2010, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 800 MW of generation service to ROA customers.

In May 2010, a bill was introduced to the Michigan Senate and House of Representatives that would increase from ten percent to 25 percent the proportion of an electric utility’s sales for which service may be provided by an alternative electric supplier. Consumers is unable to predict the outcome of the proposed legislation.
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers continues to focus on complying with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers estimates that it will incur expenditures of $1.9 billion from 2010 through 2017 to comply with these regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:
Clean Air Interstate Rule/Clean Air Transport Rule: At this time, CAIR remains in effect, pending the EPA’s finalization of a new rule due to a December 2008 court decision that remanded CAIR back to the EPA. In July 2010, the EPA released CATR, a proposed rule that would replace CAIR. Consumers is examining this proposed rule, its potential effects on Consumers’ fossil-fueled power plants, and potential compliance strategies. If adopted in its present form, CATR could result in additional or accelerated environmental compliance costs related to Consumers’ fossil-fueled power plants. In addition, Consumers is monitoring legislative initiatives in the U.S. Senate, which may affect CAIR and CATR. Presently, Consumers’ strategy to comply with CAIR involves the installation of state-of-the-art emission control equipment.
Federal Hazardous Air Pollutant Regulation: The EPA is developing Maximum Achievable Control Technology emission standards for electric generating units, based on Section 112 of the Clean Air Act. Consumers is unable to predict the impact of the proposed rule, but expects to have a better understanding of the potential impact upon release of the proposed rule, which is expected in March 2011. Existing sources must meet the standards generally within three years of issuance of the final rule. The final rule is expected to be issued in November 2011.
Greenhouse Gases: There are numerous legislative and regulatory initiatives at the state, regional, and national levels that involve the regulation of greenhouse gases. Consumers monitors and comments on these initiatives and also follows litigation involving greenhouse gases. Consumers believes Congress may eventually pass greenhouse gas legislation, but is unable to predict the form and timing of any final legislation.
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
Federal laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Coal Combustion By-Products: In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a non-hazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing coal ash disposal areas could be closed and costly alternative arrangements for coal ash disposal could be required if the upgrades to hazardous waste landfill standards are economically prohibitive. Consumers is unable to predict accurately the full impacts from this wide range of possible outcomes, but significant expenditures are likely.
Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by cooling water intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on a cost-benefit analysis in setting the national performance standards for fish protection. The EPA issued a request in July 2010 seeking information on how much utility customers are willing to pay to prevent fish from being killed or injured. This information request, as well as a renewed information request announced in August 2010, may indicate the EPA’s willingness to issue a revised draft rule in the near future.
Advance Notice of Proposed Rulemaking on PCBs: In April 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One proposal aims to phase out equipment containing PCBs by 2025. Another proposal eliminates an exemption for small equipment containing PCBs. Consumers could incur substantial costs associated with the regulation of PCBs due to prior installation of electrical equipment potentially containing PCBs.
Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on these and other electric environmental matters, see Note 3, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies – Electric Environmental Matters.”
Electric Transmission: In June 2010, FERC issued a Notice of Proposed Rulemaking to establish a closer link between regional electric transmission planning and cost allocations to ensure the construction of required transmission facilities. In a related matter, MISO filed a tariff revision with FERC in July 2010, proposing a cost allocation methodology for new transmission projects. Consumers expects to continue to recover transmission expenses, including those associated with this proposal, through the PSCR process.
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

Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers expects 2010 weather-adjusted gas deliveries to be at a similar level to 2009. In addition, Consumers expects weather-adjusted gas deliveries to decline an average of one percent annually from 2011 through 2015, which includes expected effects of energy efficiency programs and continued conservation. Actual delivery levels from year to year may vary from this trend due to:
•	fluctuations in weather;

•	use by IPPs;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions, including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation.
In its 2009 gas rate case order, the MPSC authorized Consumers to adopt a decoupling mechanism. This mechanism, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between base sales per customer established in the order and weather-adjusted sales per customer. Consumers expects this mechanism to mitigate the impacts of energy efficiency programs, conservation, and changes in economic conditions on its gas revenue.
Gas Pipeline Safety: In September 2010, the U.S. House of Representatives passed the Corporate Liability and Emergency Accident Notification Act, which would require oil and natural gas pipeline operators to notify regulators within one hour following the discovery of certain oil spills or natural gas leaks. The bill also would increase civil fines for delayed reporting of oil spills and natural gas leaks and would establish an online searchable database of safety violations by pipeline owner or operator.
In response to the natural gas pipeline explosion that occurred in San Bruno, California in September 2010, the U.S. House of Representatives and the U.S. Senate have proposed bills stipulating stricter regulation of natural gas pipelines nationwide. These proposed bills affect primarily transmission pipelines and contain provisions mandating:
•	the use of internal inspection devices or comparable methods effective in detecting pipeline deterioration;

•	the installation of automatic shutoff equipment in high-consequence areas; and,

•	certain disclosures to homeowners and regulatory agencies.
Consumers continues to comply with laws and regulations governing natural gas pipeline safety. If these proposed laws are put into effect, Consumers could incur significant additional costs related to its natural gas pipeline safety programs. Consumers expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with laws and regulations.
Gas Environmental Estimates: Consumers expects to incur investigation and remedial action costs at a number of sites, including 23 former MGP sites. For additional details, see Note 3, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies – Gas Environmental Matters.”

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ GCR, gas rate cases, and gas depreciation case, see Note 4, Utility Rate Matters, “Consumers’ Gas Utility Rate Matters.”
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
Other Outlook and Uncertainties
Smart Grid: Consumers’ grid modernization effort continues to move forward. The foundation is installation of advanced metering and the infrastructure to support it. The installation will include smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing systems to manage the data and enable changes to key business processes. It is intended to allow customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in lower peak capacity requirements. Due to this system’s complexity and relative market immaturity, Consumers is using a phased implementation approach and intends to begin deployment of meters in early 2012.
Health Care Reform: For taxable years beginning after December 31, 2012, the Health Care Acts repeal the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. This legislation resulted in a $3 million increase to CMS Energy’s tax expense for the nine months ended September 30, 2010, and it had no effect on Consumers’ net income. For additional details, see Note 10, Income Taxes.
Union Contracts: In April 2010, the Union ratified a new five-year agreement with Consumers for operating, maintenance, and construction employees. Consumers’ previous Union agreement expired in June 2010. In July 2010, the Union also ratified a new agreement with Consumers for virtual call center employees, which became effective in August 2010 upon the expiration of the previous Union agreement covering these employees. In October 2010, the United Steelworkers ratified a new agreement with Consumers for Zeeland employees, which will become effective in January 2011 upon the expiration of the previous agreement.

Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3, Contingencies and Commitments and Note 4, Utility Rate Matters.
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $331 million at September 30, 2010. Its loan portfolio was funded primarily by deposit liabilities of $319 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 2.1 percent at December 31, 2009 to 1.6 percent at September 30, 2010. EnerBank expects the level of loan defaults to continue to decline in 2010 and return gradually to historical levels of about 1.0 percent.
NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 1, New Accounting Standards.

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

	In Millions
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

Operating Revenue	$1,443	$1,263	$4,750	$4,592

Operating Expenses
Fuel for electric generation	183	140	472	393
Purchased and interchange power	363	318	955	889
Purchased power — related parties	21	—	63	—
Cost of gas sold	104	123	1,060	1,294
Maintenance and other operating expenses	273	278	844	853
Depreciation and amortization	133	128	436	422
General taxes	49	51	156	164
Insurance settlement	—	—	(50)	—
Gain on asset sales, net	(2)	(5)	(6)	(13)

Total operating expenses	1,124	1,033	3,930	4,002

Operating Income	319	230	820	590

Other Income (Expense)
Interest and dividends	5	5	14	13
Allowance for equity funds used during construction	1	1	4	4
Income (loss) from equity method investees	3	(1)	8	(2)
Other income	9	11	27	62
Other expense	(2)	(20)	(7)	(25)

Total other income (expense)	16	(4)	46	52

Interest Charges
Interest on long-term debt	97	97	293	287
Other interest	6	7	34	23
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)

Total interest charges	102	103	324	307

Income Before Income Taxes	233	123	542	335
Income Tax Expense	87	47	207	129

Income From Continuing Operations	146	76	335	206
Income (Loss) From Discontinued Operations, Net of Tax (Tax Benefit) of $-, $(1), $5 and $15	—	(1)	(17)	23

Net Income	146	75	318	229
Income Attributable to Noncontrolling Interests	1	6	3	9

Net Income Attributable to CMS Energy	145	69	315	220
Charge for Deferred Issuance Costs on Preferred Stock	8	—	8	—
Preferred Stock Dividends	3	2	8	8

Net Income Available to Common Stockholders	$134	$67	$299	$212

The accompanying notes are an integral part of these statements.

	In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

Net Income Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$134	$68	$316	$189
Amounts Attributable to Discontinued Operations	—	(1)	(17)	23

Net Income Available to Common Stockholders	$134	$67	$299	$212

Income Attributable to Noncontrolling Interests
Amounts Attributable to Continuing Operations	$1	$6	$3	$9
Amounts Attributable to Discontinued Operations	—	—	—	—

Income Attributable to Noncontrolling Interests	$1	$6	$3	$9

Basic Earnings Per Average Common Share
Basic Earnings from Continuing Operations	$0.58	$0.30	$1.38	$0.83
Basic Earnings (Loss) from Discontinued Operations	—	(0.01)	(0.08)	0.10

Basic Earnings Attributable to Common Stock	$0.58	$0.29	$1.30	$0.93

Diluted Earnings Per Average Common Share
Diluted Earnings from Continuing Operations	$0.53	$0.29	$1.26	$0.80
Diluted Earnings (Loss) from Discontinued Operations	—	(0.01)	(0.07)	0.10

Diluted Earnings Attributable to Common Stock	$0.53	$0.28	$1.19	$0.90

Dividends Declared Per Common Share	$0.15	$0.125	$0.45	$0.375

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Nine months ended September 30	2010	2009

Cash Flows from Operating Activities
Net Income	$318	$229
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	436	422
Deferred income taxes and investment tax credit	205	131
Postretirement benefits expense	169	136
Allowance for equity funds used during construction	(4)	(4)
Capital lease and other amortization	30	31
Bad debt expense	45	46
Gain on expiration of indemnification obligation	—	(50)
Gain on extinguishment of long-term debt, related parties	—	(28)
Other non-cash operating activities	(17)	(9)
Postretirement benefits contributions	(171)	(247)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	239	205
Decrease (increase) in accrued power supply and gas revenue	2	(1)
Increase in inventories	(88)	(122)
Decrease in deferred property taxes	127	122
Decrease in accounts payable	(9)	(55)
Decrease in accrued expenses	(187)	(181)
Decrease (increase) in other current and non-current assets	(12)	15
Decrease in other current and non-current liabilities	(85)	(6)

Net cash provided by operating activities	998	634

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(611)	(617)
Cost to retire property	(31)	(33)
Cash effect of deconsolidation of partnerships	(10)	—
Increase in EnerBank loans receivable	(75)	(41)
Other investing activities	1	16

Net cash used in investing activities	(726)	(675)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	850	1,188
Proceeds from (retirement of) EnerBank notes, net	105	(12)
Issuance of common stock	7	7
Retirement of long-term debt	(436)	(1,074)
Payment of common stock dividends	(103)	(85)
Payment of preferred stock dividends	(8)	(8)
Redemption of preferred stock	(13)	(4)
Payment of capital and finance lease obligations	(18)	(17)
Other financing activities	(49)	16

Net cash provided by financing activities	335	11

Net Increase (Decrease) in Cash and Cash Equivalents, Including Assets Held for Sale	607	(30)
Decrease (Increase) in Cash and Cash Equivalents Included in Assets Held for Sale	(1)	4

Net Increase (Decrease) in Cash and Cash Equivalents	606	(26)

Cash and Cash Equivalents, Beginning of Period	90	207

Cash and Cash Equivalents, End of Period	$696	$181

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)
ASSETS

	In Millions
	September 30	December 31
	2010	2009

Current Assets
Cash and cash equivalents	$696	$90
Restricted cash and cash equivalents	23	32
Accounts receivable and accrued revenue, less allowances of $23 in 2010 and $23 in 2009	672	948
Notes receivable	74	81
Accrued power supply revenue	46	48
Accounts receivable — related parties	9	—
Inventories at average cost
Gas in underground storage	1,171	1,043
Materials and supplies	104	118
Generating plant fuel stock	120	158
Deferred property taxes	111	172
Regulatory assets	19	19
Assets held for sale	2	2
Prepayments and other current assets	39	31

Total current assets	3,086	2,742

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,929	13,716
Less accumulated depreciation, depletion, and amortization	4,616	4,540

Plant, property & equipment, net	9,313	9,176
Construction work in progress	605	506

Total plant, property & equipment	9,918	9,682

Non-current Assets
Regulatory assets	2,012	2,291
Notes receivable, less allowances of $5 in 2010 and $6 in 2009	322	269
Investments	49	9
Assets held for sale	6	9
Other non-current assets	178	254

Total non-current assets	2,567	2,832

Total Assets	$15,571	$15,256

The accompanying notes are an integral part of these statements.

LIABILITIES AND EQUITY

	In Millions
	September 30	December 31
	2010	2009

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$1,031	$694
Redeemable preferred stock	226	—
Notes payable	—	40
Accounts payable	456	509
Accrued rate refunds	20	21
Accounts payable — related parties	8	—
Accrued interest	73	96
Accrued taxes	114	283
Deferred income taxes	191	43
Regulatory liabilities	58	145
Liabilities held for sale	1	—
Other current liabilities	119	123

Total current liabilities	2,297	1,954

Non-current Liabilities
Long-term debt	6,013	5,895
Non-current portion of capital and finance lease obligations	190	197
Regulatory liabilities	1,954	1,991
Postretirement benefits	1,283	1,460
Asset retirement obligation	237	229
Deferred investment tax credit	48	51
Deferred income taxes	405	231
Other non-current liabilities	278	310

Total non-current liabilities	10,408	10,364

Commitments and Contingencies (Notes 3, 4, 5, 7 and 8)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 229.6 shares in 2010 and 227.9 shares in 2009	2	2
Other paid-in capital	4,581	4,560
Accumulated other comprehensive loss	(31)	(33)
Accumulated deficit	(1,731)	(1,927)

Total common stockholders’ equity	2,821	2,602
Preferred stock	—	239
Noncontrolling interests	45	97

Total equity	2,866	2,938

Total Liabilities and Equity	$15,571	$15,256

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

Common Stock
At beginning and end of period	$2	$2	$2	$2

Other Paid-in Capital
At beginning of period	4,569	4,552	4,560	4,533
Common stock issued	5	4	15	12
Common stock repurchased	(1)	(1)	(2)	(1)
Charge for deferred issuance costs	8	—	8	—
Conversion option on convertible debt	—	—	—	11

At end of period	4,581	4,555	4,581	4,555

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(30)	(27)	(32)	(27)
Retirement benefits liability adjustments (a)	—	1	2	1

At end of period	(30)	(26)	(30)	(26)

Investments
At beginning of period	—	1	—	—
Unrealized gain on investments (a)	—	3	—	4

At end of period	—	4	—	4

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

At end of period	(31)	(23)	(31)	(23)

Accumulated Deficit
At beginning of period	(1,831)	(1,943)	(1,927)	(2,031)
Net income attributable to CMS Energy (a)	145	69	315	220
Common stock dividends declared	(34)	(28)	(103)	(85)
Preferred stock dividends declared	(3)	(2)	(8)	(8)
Charge for deferred issuance costs	(8)	—	(8)	—

At end of period	(1,731)	(1,904)	(1,731)	(1,904)

Preferred Stock
At beginning of period	239	243	239	243
Conversion of preferred stock	(239)	(4)	(239)	(4)

At end of period	—	239	—	239

Noncontrolling Interests
At beginning of period	45	95	97	96
Income attributable to noncontrolling interests (a)	1	6	3	9
Distributions and other changes in noncontrolling interests	(1)	(4)	(55)	(8)

At end of period	45	97	45	97

Total Equity	$2,866	$2,966	$2,866	$2,966

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

(a) Disclosure of Comprehensive Income:

Net income	$146	$75	$318	$229
Income attributable to noncontrolling interests	1	6	3	9

Net income attributable to CMS Energy	$145	$69	$315	$220

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $-, $-, $1, and $-, respectively	—	1	2	1

Investments:
Unrealized gain on investments, net of tax of $-, $4, $-, and $4, respectively	—	3	—	4

Total Comprehensive Income	$145	$73	$317	$225

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

Operating Revenue	$1,370	$1,204	$4,536	$4,420

Operating Expenses
Fuel for electric generation	157	119	407	335
Purchased and interchange power	359	315	946	879
Purchased power — related parties	22	25	63	60
Cost of gas sold	92	103	1,001	1,234
Maintenance and other operating expenses	258	254	801	755
Depreciation and amortization	131	125	432	413
General taxes	47	51	151	158
Gain on asset sales, net	—	(6)	—	(9)

Total operating expenses	1,066	986	3,801	3,825

Operating Income	304	218	735	595

Other Income (Expense)
Interest and dividends	4	5	13	12
Allowance for equity funds used during construction	1	1	4	4
Other income	9	10	27	31
Other expense	(2)	(2)	(7)	(6)

Total other income (expense)	12	14	37	41

Interest Charges
Interest on long-term debt	60	63	183	187
Other interest	5	5	30	15
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)

Total interest charges	64	67	210	199

Income Before Income Taxes	252	165	562	437

Income Tax Expense	92	64	207	165

Net Income	160	101	355	272

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholder	$159	$100	$353	$270

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Nine months ended September 30	2010	2009

Cash Flows from Operating Activities
Net Income	$355	$272
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	432	413
Deferred income taxes and investment tax credit	107	65
Postretirement benefits expense	166	132
Allowance for equity funds used during construction	(4)	(4)
Capital lease and other amortization	19	19
Bad debt expense	42	40
Other non-cash operating activities	(13)	(29)
Postretirement benefits contributions	(161)	(239)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	241	205
Decrease (increase) in accrued power supply and gas revenue	2	(1)
Increase in inventories	(90)	(119)
Decrease in deferred property taxes	127	122
Decrease in accounts payable	(9)	(55)
Decrease in accrued expenses	(195)	(143)
Decrease (increase) in other current and non-current assets	(9)	29
Decrease in other current and non-current liabilities	(110)	(8)

Net cash provided by operating activities	900	699

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(608)	(612)
Cost to retire property	(31)	(33)
Other investing activities	(1)	10

Net cash used in investing activities	(640)	(635)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	300	500
Retirement of long-term debt	(335)	(377)
Payment of common stock dividends	(259)	(233)
Payment of preferred stock dividends	(2)	(2)
Stockholder’s contribution	250	100
Payment of capital and finance lease obligations	(18)	(17)
Other financing activities	(2)	(6)

Net cash used in financing activities	(66)	(35)

Net Increase in Cash and Cash Equivalents	194	29

Cash and Cash Equivalents, Beginning of Period	39	69

Cash and Cash Equivalents, End of Period	$233	$98

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)
ASSETS

		In Millions
	September 30	December 31
	2010	2009

Current Assets
Cash and cash equivalents	$233	$39
Restricted cash and cash equivalents	23	22
Accounts receivable and accrued revenue, less allowances of $21 in 2010 and $21 in 2009	661	935
Notes receivable	61	79
Accrued power supply revenue	46	48
Accounts receivable — related parties	1	2
Inventories at average cost
Gas in underground storage	1,167	1,038
Materials and supplies	101	111
Generating plant fuel stock	120	148
Deferred property taxes	111	172
Regulatory assets	19	19
Prepayments and other current assets	30	23

Total current assets	2,573	2,636

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	13,808	13,352
Less accumulated depreciation, depletion, and amortization	4,565	4,386

Plant, property & equipment, net	9,243	8,966
Construction work in progress	604	505

Total plant, property & equipment	9,847	9,471

Non-current Assets
Regulatory assets	2,012	2,291
Investments	33	29
Other non-current assets	109	195

Total non-current assets	2,154	2,515

Total Assets	$14,574	$14,622

The accompanying notes are an integral part of these statements.

LIABILITIES AND EQUITY

		In Millions
	September 30	December 31
	2010	2009

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$198	$365
Accounts payable	444	490
Accrued rate refunds	20	21
Accounts payable — related parties	10	11
Accrued interest	38	70
Accrued taxes	114	277
Deferred income taxes	203	206
Regulatory liabilities	58	145
Other current liabilities	91	86

Total current liabilities	1,176	1,671

Non-current Liabilities
Long-term debt	4,198	4,063
Non-current portion of capital and finance lease obligations	190	197
Regulatory liabilities	1,954	1,991
Postretirement benefits	1,225	1,396
Asset retirement obligations	237	228
Deferred investment tax credit	48	51
Deferred income taxes	1,152	926
Other non-current liabilities	188	241

Total non-current liabilities	9,192	9,093

Commitments and Contingencies (Notes 3, 4, 5, 7 and 8)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,832	2,582
Accumulated other comprehensive income	6	2
Retained earnings	483	389

Total common stockholder’s equity	4,162	3,814
Preferred stock	44	44

Total equity	4,206	3,858

Total Liabilities and Equity	$14,574	$14,622

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

Common Stock
At beginning and end of period (a)	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,832	2,582	2,582	2,482
Stockholder’s contribution	—	—	250	100

At end of period	2,832	2,582	2,832	2,582

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning and end of period	(11)	(7)	(11)	(7)

Investments
At beginning of period	11	10	13	6
Unrealized gain on investments (b)	6	3	4	7

At end of period	17	13	17	13

At end of period	6	6	6	6

Retained Earnings
At beginning of period	415	423	389	383
Net income (b)	160	101	355	272
Common stock dividends declared	(91)	(103)	(259)	(233)
Preferred stock dividends declared	(1)	(1)	(2)	(2)

At end of period	483	420	483	420

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity	$4,206	$3,893	$4,206	$3,893

The accompanying notes are an integral part of these statements.

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.

(b) Disclosure of Comprehensive Income:

Net income	160	101	355	272

Investments:
Unrealized gain on investments, net of tax (tax benefit) of $(1), $4, $(1), and $4, respectively	6	3	4	7

Total Comprehensive Income	$166	$104	$359	$279

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at September 30, 2010:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$624	$624	$—	$—
Restricted cash equivalents	5	5	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	64	64	—	—
State and municipal bonds	28	—	28	—
Derivative instruments:
Commodity contracts (a)	8	3	4	1

Total (b)	$735	$702	$32	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts (c)	7	1	2	4

Total (d)	$12	$6	$2	$4

Consumers
Assets:
Cash equivalents	$185	$185	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy common stock	33	33	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Mutual fund	40	40	—	—
State and municipal bonds	17	—	17	—
Derivative instruments:
Commodity contracts	1	—	—	1

Total (e)	$285	$267	$17	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $5 million impact of offsetting cash margin deposits paid to CMS ERM by other parties.

(b)	At September 30, 2010, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.

(c)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(d)	At September 30, 2010, CMS Energy’s liabilities classified as Level 3 represented 33 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consist primarily of an electricity sales agreement held by CMS ERM.

(e)	At September 30, 2010, Consumers’ assets classified as Level 3 represented less than one percent of Consumers’ total assets measured at fair value.
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s and Consumers’ assets and liabilities reported at fair value on a recurring basis at December 31, 2009:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$57	$57	$—	$—
Restricted cash equivalents	12	12	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	49	49	—	—
State and municipal bonds	27	—	27	—
Derivative instruments:
Commodity contracts (a)	1	—	1	—

Total	$151	$123	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts (b)	9	1	1	7
Interest rate contracts	1	—	—	1

Total (c)	$15	$6	$1	$8

Consumers
Assets:
Cash equivalents	$31	$31	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy common stock	29	29	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	30	30	—	—
State and municipal bonds	16	—	16	—

Total	$115	$99	$16	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2009, CMS Energy’s liabilities classified as Level 3 represented 53 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consist primarily of an electricity sales agreement held by CMS ERM.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs
The following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy, which includes Level 3 assets and liabilities at Consumers:

In Millions
Three months ended September 30	2010	2009

Balance at July 1	$(5)	$(11)
Total gains (losses) included in earnings (a)	5	(1)
Purchases, sales, issuances, and settlements (net)	(3)	4

Balance at September 30	$(3)	$(8)

Unrealized gains (losses) included in earnings for the three months ended September 30 relating to assets and liabilities still held at September 30 (a)	$3	$(1)

In Millions
Nine months ended September 30	2010	2009

Balance at January 1	$(8)	$(16)
Total gains included in earnings (a)	8	5
Purchases, sales, issuances, and settlements (net)	(3)	3

Balance at September 30	$(3)	$(8)

Unrealized gains included in earnings for the nine months ended September 30 relating to assets and liabilities still held at September 30 (a)	$5	$3

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue or Maintenance and other operating expenses on its Consolidated Statements of Income.

At September 30, 2010, Consumers held $1 million in assets classified as Level 3. No further detail is provided on Consumers’ Level 3 assets, due to the immateriality of the amounts.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes, by level within the fair value hierarchy, CMS Energy’s assets reported at fair value on a nonrecurring basis during the nine months ended September 30, 2010:

In Millions
				Gains
	Level 1	Level 2	Level 3	(Losses)

CMS Energy, including Consumers
Assets held for sale	$—	$—	$7	$(4)

In June 2010, CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value of $7 million, resulting in a loss of $4 million, which was recorded in earnings as part of discontinued operations for the nine months ended September 30, 2010. The fair value was determined based on a discounted cash flow technique. The reduction in fair value was due primarily to declines in forward electricity prices. Consumers did not have any nonrecurring fair value measurements during the nine months ended September 30, 2010.
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
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, Tennessee, and Wisconsin. The following provides more detail on these proceedings:

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

J.P. Morgan case, there are also pending plaintiffs’ motions for class certification. These motions are not yet decided.
•	In 2005, Samuel D. Leggett, et al. v. Duke Energy Corporation, et al., a class action complaint brought on behalf of retail and business purchasers of natural gas in Tennessee, was filed in the Chancery Court of Fayette County, Tennessee. The defendants included CMS Energy, CMS MST, and CMS Field Services. In April 2010, the Tennessee Supreme Court dismissed all claims against all defendants.

•	In 2006, CMS Energy and CMS MST were each served with a summons and complaint which named CMS Energy, CMS MST, and CMS Field Services as defendants in an action filed in Missouri state court, titled Missouri Public Service Commission v. Oneok, Inc., alleging violation of the Missouri antitrust law, fraud, and unjust enrichment. In 2009, all defendants were dismissed for lack of standing. The Missouri Court of Appeals affirmed the dismissals in late 2009. In February 2010, the plaintiff filed an application for leave to appeal with the Missouri Supreme Court, seeking to overturn the Missouri Court of Appeals decision and in September 2010, the Missouri Supreme Court affirmed the dismissal of this case.
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
Bay Harbor: As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, and under an agreement with the MDNRE, third parties constructed a golf course and park over several abandoned CKD piles left over from the former cement plant operations on the Bay Harbor site. The third parties also undertook a series of response activities, including constructing a leachate collection system in one area where CKD-impacted groundwater was entering Little Traverse Bay. Leachate is produced when water enters into the CKD piles. In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under environmental indemnities entered into at the start of the project.
In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an AOC under Superfund, and the EPA approved a Removal Action Work Plan to address contamination issues. Collection systems required under the plan have been installed and effectiveness monitoring of the systems at the shoreline is ongoing. CMS Land, CMS Capital, and the EPA agreed upon augmentation measures to address areas where pH measurements were not satisfactory. Several augmentation measures were implemented and completed in 2009, with the remaining measure scheduled for completion in late 2010.
In 2008, the MDNRE and the EPA granted permits for CMS Land or its affiliate, Beeland, to construct and operate a deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in 2009 and can be renewed by either party at any time. CMS Land and CMS Capital continue to seek a lower cost long-term water disposal option that will likely include a permitted discharge to surface water or a deep injection well.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. There is presently one lawsuit (Jankowski v. CMS Energy, CMS Capital, and CMS Land) pending that was filed in June 2010 in Emmet County Circuit Court in Michigan relating to such subjects. CMS Land and other parties recently received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery, as allowed under Superfund, of EPA’s response costs incurred at the Bay Harbor site. CMS Land believes that this is not a valid claim and intends to dispute it.
CMS Land and CMS Capital, the MDNRE, the EPA, and other parties are negotiating the long-term remedy for the Bay Harbor sites, including:
•	the disposal of leachate;

•	the capping and excavation of CKD;

•	the location and design of collection lines and upstream water diversion systems;

•	potential flow of leachate below the collection system;

•	application of criteria for various substances such as mercury; and

•	other matters that are likely to affect the scope of response activities that CMS Land and CMS Capital may be obligated to undertake.
CMS Energy has recorded a cumulative charge related to Bay Harbor of $181 million. At September 30, 2010, CMS Energy had a recorded liability of $66 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.32 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities on June 30, 2009. The undiscounted amount of the remaining obligation is $86 million. CMS Energy expects to pay $7 million during the remainder of 2010, $9 million in 2011, $7 million in 2012, $5 million in 2013, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.
CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:
•	inability to secure a suitable long-term water disposal option at a reasonable cost;

•	further increases in water disposal costs under existing options;

•	delays in developing a long-term water disposal option;

•	an increase in the number of contamination areas;

•	different remediation techniques;

•	the nature and extent of contamination;

•	inability to reach agreement with the MDNRE or the EPA over additional response activities;

•	delays in the receipt of requested permits;

•	delays following the receipt of any requested permits due to legal appeals of third parties;

•	additional or new legal or regulatory requirements; or

•	new or different landowner claims.
Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results. CMS Energy cannot predict the financial impact or outcome of this matter.

State Street Bank and TSU Litigation: In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of representations and warranties and seeking $9 million plus interest from CMS Viron. During the same year, CMS Viron filed a counterclaim, as well as third-party actions against TSU, Academic Capital Group, Inc., and Academic Services, Inc. for breach of contract and fiduciary duties and conversion. In December 2009, the jury rendered a verdict in favor of CMS Viron and a final judgment was rendered on January 15, 2010 awarding CMS Viron $8 million plus prejudgment interest from TSU and another $3 million plus prejudgment interest and attorneys’ fees against Academic Capital Group, Inc. and Academic Services, Inc., collectively. This verdict is affected by an agreement under which CMS Viron is required to pay $3 million to State Street Bank regardless of the verdict. In addition, State Street Bank agreed to assign certain rights of indemnification under a lease agreement to CMS Viron in return for a two-thirds stake in any ultimate recovery from TSU. At September 30, 2010, CMS Energy had a recorded liability of $3 million for its potential obligation related to this matter. CMS Viron has agreed to accept less than $1 million to settle the Academic Capital judgment. TSU opposes payment of its judgment on the grounds of sovereign immunity.
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
Former NOMECO Employees’ Litigation: In June 2010, eight former employees of NOMECO filed a lawsuit in Ingham County Circuit Court in Michigan against CMS Energy and three Marathon entities (Richard Rulewicz, Trustee of the Richard Rulewicz Revocable Living Trust, et al. v. CMS Energy) alleging underpayment of the former employees’ overriding royalty payments related to the Alba field production in Equatorial Guinea, to which the plaintiffs claim to be entitled. CMS Oil and Gas sold its interests in the Alba field to Marathon in 2002. CMS Energy believes that it may be entitled to full or partial indemnification from Marathon for monetary damages that may arise from this lawsuit. CMS Energy cannot predict the financial impact or outcome of this matter.

CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At September 30, 2010, Consumers had a recorded liability of $2 million, its estimated probable NREPA liability.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. Based on its experience, Consumers estimates that its share of the total liability for known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2010, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability.
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
CONSUMERS’ GAS UTILITY CONTINGENCIES
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At September 30, 2010, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $32 million and $47 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At September 30, 2010, Consumers had a recorded liability of $32 million and a regulatory asset of $59 million that included $27 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

CONSUMERS’ OTHER CONTINGENCIES
Employee Discrimination Litigation: In October 2010, the jury in a federal court action in Grand Rapids, Michigan, returned a verdict against Consumers and in favor of the plaintiff, a Consumers employee, of $0.4 million in compensatory damages and $7.5 million in punitive damages on a claim of hostile work environment. Consumers has filed a motion to reduce the verdict to a statutory cap under federal law, which is believed to be $0.3 million. Consumers intends to pursue vigorously additional motions for relief before the trial court and, if necessary, the federal court of appeals. Consumers believes that if the award were upheld, Consumers’ insurance would pay for most of the damages.
GUARANTEES
The following table describes CMS Energy’s guarantees at September 30, 2010:

In Millions
	Issue	Expiration	Maximum	Carrying
Guarantee Description	Date	Date	Obligation	Amount

Indemnity obligations from asset sales and other agreements	Various	Various through	$839 (a)	$21
		June 2022

Guarantees and put options (b)	Various	Various through	36	1
		December 2011

(a)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

(b)	At September 30, 2010, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.
At September 30, 2010, the maximum obligation and carrying amounts for Consumers’ guarantees were less than $1 million.

The following table provides additional information regarding CMS Energy’s guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Surety bonds and other indemnity obligations	Normal operating activity, permits and licenses	Nonperformance

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

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
4: UTILITY RATE MATTERS
Rate matters are critical to Consumers. Depending upon the specific issues, the outcomes of rate cases and proceedings could have a material adverse effect on Consumers’ cash flows and results of operations.
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
In June 2010, the MPSC issued an order in Consumers’ 2008 PSCR reconciliation, disallowing PSCR recovery of a $3 million economic development discount. The MPSC approved the 2008 PSCR reconciliation, as modified by the order, and authorized Consumers to include an overrecovery of $14 million in its 2009 PSCR reconciliation. In July 2010, Consumers filed for a rehearing in its 2008 PSCR reconciliation, asking the MPSC to reconsider its decision to disallow recovery of the $3 million economic development discount. Consumers cannot predict the outcome of this proceeding.
PSCR Plan: In September 2009, Consumers submitted its 2010 PSCR plan to the MPSC. In accordance with its proposed plan, Consumers self-implemented the 2010 PSCR charge beginning in January 2010. In July 2010, the ALJ recommended that the MPSC approve Consumers’ 2010 PSCR plan with the exception of $5 million of gas transportation costs related to Zeeland.
In September 2010, Consumers submitted its 2011 PSCR plan to the MPSC. In accordance with its proposed plan, Consumers expects to self-implement the 2011 PSCR charge beginning in January 2011.
While Consumers expects to recover all of its PSCR costs, it cannot predict the financial impact or outcome of these proceedings.
Electric Rate Cases: The MPSC, through a final order and rehearing in Consumers’ 2009 electric rate case, directed Consumers to refund to customers the difference between the rates it self-implemented in May 2009 and the rates authorized in the order, plus interest, subject to a reconciliation proceeding. In August 2010, the MPSC ordered Consumers to refund self-implemented revenue of $16 million to customers. Consumers refunded this amount in September 2010.

The MPSC’s order in Consumers’ 2009 electric rate case also adopted a pilot decoupling mechanism and an uncollectible expense tracking mechanism. At September 30, 2010, Consumers had a $31 million regulatory asset for electric decoupling recorded on its Consolidated Balance Sheets. Various parties have filed appeals concerning aspects of the MPSC order, including both the pilot decoupling mechanism and the uncollectible expense tracking mechanism. Consumers cannot predict the outcome of these proceedings.
In January 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $178 million based on an 11 percent authorized return on equity. The filing requested authority to recover new investments in system reliability, environmental compliance, and technology advancements. In August 2010, the MPSC Staff recommended a revenue increase of $91 million, based on a 10.35 percent return on equity. The MPSC Staff also recommended an additional revenue increase of $35 million if the MPSC denies Consumers’ request for a mechanism to track an economic development discount provided to a large industrial customer.
In July 2010, Consumers self-implemented an annual electric rate increase of $150 million, subject to refund with interest. Consumers self-implemented $28 million less than it originally requested in order to respond to concerns raised by the MPSC Staff and other intervenors and to provide a balance between the need for investment in Michigan’s infrastructure, which will support economic recovery in the state, and the resulting rate impacts on customers. The following table details the components of Consumers’ self-implemented electric rate increase and the increase recommended by the MPSC Staff:

			In Millions
		Increase
	Consumers’	Recommended
	Self-Implemented	by the
Components of the increase in revenue	Increase	MPSC Staff	Difference

Investment in rate base	$106	$74	$(32)
Recovery of operating and maintenance costs	21	32	11
Return on equity	18	(19)	(37)
Impact of sales declines	5	4	(1)

Total	$150	$91 (a)	$(59)

(a)	Does not include the $35 million of additional revenue the MPSC Staff recommends if the MPSC denies Consumers’ request for an economic development discount tracking mechanism.
In its July 2010 order allowing Consumers to self-implement the $150 million increase, the MPSC expressed concern about utilities repeatedly self-implementing rate increases over short time periods, and before the return of previous overcollections of self-implemented rate increases. The MPSC also resolved to dispense with the ALJ’s PFD in this rate case, in order to shorten the amount of time during which self-implemented rates will be in effect. In August 2010, the Attorney General filed a claim for appeal with the Michigan Court of Appeals regarding the MPSC’s July 2010 order. Consumers cannot predict the financial impact or outcome of this electric rate case.
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
In an order issued in February 2010, the MPSC concluded that certain revenues collected during a statutory rate freeze from 2001 through 2003 should have been deposited in the decommissioning trust fund. The MPSC agreed that Consumers was entitled to recover the $44 million decommissioning shortfall, but concluded that Consumers had collected this amount previously through the rates in effect during the rate freeze. In April 2010, the MPSC ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest, over seven months beginning in July 2010. At September 30, 2010, Consumers had a $44 million regulatory liability recorded on its Consolidated Balance Sheets for this refund. Consumers filed an appeal with the Michigan Court of Appeals in March 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund. Consumers cannot predict the outcome of this proceeding.
Consumers has paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and has incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. Consumers is seeking recovery of these costs from the DOE. At September 30, 2010, Consumers had an $85 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
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
As one of the conditions to the continuation of the electric and gas pilot decoupling mechanisms, Consumers must exceed the statutory savings targets specified in the 2008 Energy Legislation for 2011 through 2014. In September 2010, Consumers filed an amended energy optimization plan to recover the additional spending necessary to exceed these savings targets.
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
GCR Reconciliations: The following table summarizes the GCR reconciliation filings pending with the MPSC:

GCR Cost of
GCR Year	Date Filed	Net (Under)/Over recovery	Gas Sold

2008-2009	June 2009	$(15) million (a)	$1.8 billion
2009-2010	June 2010	$1 million	$1.3 billion

(a)	In August 2010, the ALJ recommended that the MPSC allow Consumers to include its $15 million net underrecovery in the 2009-2010 GCR plan year.
GCR Plans: In March 2010, the MPSC authorized Consumers to implement its 2009-2010 base GCR factor and generally approved Consumers’ plan.
In December 2009, Consumers filed an application with the MPSC seeking approval of a GCR plan for its 2010-2011 GCR plan year. In April 2010, Consumers self-implemented its filed GCR plan. In September 2010, the ALJ recommended that the MPSC approve Consumers’ 2010-2011 GCR plan with certain adjustments to its purchasing guidelines and contingent cost recovery methodology. While Consumers expects to recover all of its GCR costs, it cannot predict the financial impact or outcome of these proceedings.
Gas Rate Cases: In May 2009, Consumers filed an application with the MPSC seeking an annual increase in revenue of $114 million based on an 11 percent authorized return on equity. The filing requested authorization to implement an uncollectible expense tracking mechanism, Pension Plan and OPEB equalization mechanisms, as well as a revenue decoupling mechanism.

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
The order also approved a revenue decoupling mechanism, effective June 1, 2010, which, subject to certain conditions, allows Consumers to adjust future rates to collect or refund the change in marginal revenue by class arising from the difference between base sales per customer established in the order and weather-adjusted sales per customer. The order denied Consumers’ request to implement a gas uncollectible expense tracking mechanism and Pension Plan and OPEB equalization mechanisms. In August 2010, Consumers filed an application to refund $11 million to customers, beginning in January 2011. Consumers cannot predict the financial impact or outcome of this gas rate case.
In August 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $55 million based on an 11 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. The following table details the components of the requested increase in revenue:

In Millions
Components of the increase in revenue

Investment in rate base	$30
Recovery of operating and maintenance costs	16
Return on equity	5
Impact of sales declines	4

Total	$55

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

5: FINANCINGS
The following is a summary of significant long-term debt transactions during the nine months ended September 30, 2010:

	Principal	Interest
	(in Millions)	Rate	Issue/Retirement Date	Maturity Date

Debt Issuances:
CMS Energy
Senior notes	$300	6.25%	January 2010	February 2020
Senior notes (a)	250	4.25%	September 2010	September 2015
Consumers
FMBs	250	5.30%	September 2010	September 2022
FMBs	50	6.17%	September 2010	September 2040

Debt Retirements:
CMS Energy
Senior notes	$67	7.75%	August 2010	August 2010
Consumers
FMBs	250	4.00%	May 2010	May 2010
Tax-exempt pollution control revenue bonds	58	Various	June 2010	June 2010

(a)	In conjunction with the September 2010 issuance of the 4.25 percent senior notes, CMS Energy exercised its mandatory conversion rights for all of its outstanding 4.50 percent cumulative convertible preferred stock. Also in September 2010, holders tendered 633,971 shares of the 4.50 percent cumulative convertible preferred stock for voluntary conversion. In October 2010, CMS Energy used the majority of the net proceeds from the issuance of the senior notes to pay the $226 million cash portion of the conversion value and issued 13,110,733 shares of its common stock to pay the common stock portion of the conversion value.
In September 2010, Consumers executed a bond purchase agreement and issued, in an October 2010 private placement, $50 million of 2.60 percent FMBs due 2015, $100 million of 3.21 percent FMBs due 2017, $100 million of 3.77 percent FMBs due 2020, and $50 million of 4.97 percent FMBs due 2040. In conjunction with this issuance, in September 2010 Consumers called $137 million of 5.65 percent FMBs due 2035 for redemption, which occurred in October 2010.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at September 30, 2010:

In Millions
				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy (a)	April 2, 2012	$550	$—	$3	$547
Consumers (b)	September 21, 2011	30	—	30	—
Consumers	March 30, 2012	500	—	300	200
Consumers	August 9, 2013	150	—	—	150

(a)	CMS Energy’s average borrowings during the nine months ended September 30, 2010, totaled $1 million, with a weighted-average annual interest rate of 1.0 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility.
Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. Effective January 1, 2010, transactions entered into under this program are accounted for as secured borrowings rather than as sales. For additional details, see Note 1, New Accounting Standards. At September 30, 2010, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program.
Consumers’ average short-term borrowings during the nine months ended September 30, 2010, totaled $1 million, with a weighted average annual interest rate of 0.2 percent.
Contingently Convertible Securities: At September 30, 2010, the significant terms of CMS Energy’s contingently convertible securities were as follows:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

3.375% senior notes (a)	2023	$131	$9.67	$11.60
2.875% senior notes (a)	2024	288	13.36	16.03
5.50% senior notes	2029	173	14.46	18.80

(a)	During 20 of the last 30 trading days ended September 30, 2010, the adjusted trigger prices were met for these securities and, as a result, the securities are convertible at the option of the security holders for the three months ending December 31, 2010.
During the three months ended September 30, 2010, no other trigger price contingencies were met that would have allowed the holders of the convertible securities to convert the securities to cash and equity.
In July 2010, holders tendered 250,000 shares of 4.50 percent cumulative convertible preferred stock for voluntary conversion. The conversion value per share of preferred stock was $89.43. CMS Energy issued 614,940 shares of its common stock and paid $13 million cash on settlement.
In July 2010, holders tendered $8 million principal amount of 3.375 percent senior notes for voluntary conversion. The conversion value per $1,000 principal amount of convertible note was $1,666.57. CMS Energy issued 331,008 shares of its common stock and paid $8 million cash on settlement.

In September 2010, holders tendered 633,971 shares of 4.50 percent cumulative convertible preferred stock for voluntary conversion. The average conversion value per share of preferred stock was $103.88. CMS Energy issued 1,834,456 shares of its common stock and paid $32 million cash on settlement of these conversions in October 2010.
In September 2010, CMS Energy exercised its mandatory conversion rights for all of its outstanding 4.50 percent cumulative convertible preferred stock. The conversion value per share of preferred stock was $104.22. CMS Energy issued 11,276,277 shares of its common stock and paid $194 million on settlement of these conversions in October 2010.
As of September 30, 2010, CMS Energy reclassified preferred stock of $226 million to a current liability.
Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at September 30, 2010, payment of common stock dividends by CMS Energy was limited to $981 million.
Under the provisions of its articles of incorporation, at September 30, 2010, Consumers had $425 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the nine months ended September 30, 2010, CMS Energy received $259 million of common stock dividends from Consumers.
6: EARNINGS PER SHARE — CMS ENERGY
The following table presents CMS Energy’s basic and diluted EPS computations based on Income from Continuing Operations:

In Millions, Except Per Share Amounts
Three months ended September 30	2010	2009

Income Available to Common Stockholders
Income from Continuing Operations	$146	$76
Less Income Attributable to Noncontrolling Interests	(1)	(6)
Less Charge for Deferred Issuance Costs on Preferred Stock	(8)	—
Less Preferred Stock Dividends	(3)	(2)

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$134	$68

Average Common Shares Outstanding
Weighted Average Shares — Basic	229.0	227.3
Add dilutive Contingently Convertible Securities	24.9	11.1
Add dilutive Convertible Debentures	0.6	—
Add dilutive Non-vested Stock Awards, Options, and Warrants	0.2	0.1

Weighted Average Shares — Diluted	254.7	238.5
Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$0.58	$0.30
Diluted	$0.53	$0.29

In Millions, Except Per Share Amounts
Nine months ended September 30	2010	2009

Income Available to Common Stockholders
Income from Continuing Operations	$335	$206
Less Income Attributable to Noncontrolling Interests	(3)	(9)
Less Charge for Deferred Issuance Costs on Preferred Stock	(8)	—
Less Preferred Stock Dividends	(8)	(8)

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$316	$189

Average Common Shares Outstanding
Weighted Average Shares — Basic	228.4	227.0
Add dilutive Contingently Convertible Securities	21.3	8.6
Add dilutive Non-vested Stock Awards, Options, and Warrants	0.1	0.1

Weighted Average Shares — Diluted	249.8	235.7
Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$1.38	$0.83
Diluted	$1.26	$0.80

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security.
In September 2010, CMS Energy exercised its mandatory conversion rights for all of its outstanding 4.50 percent cumulative convertible preferred stock and charged unamortized issuance costs of $8 million to Charge for Deferred Issuance Costs on Preferred Stock, in Accumulated Deficit, which reduced Net Income Available to Common Stockholders, on its Consolidated Statements of Income. In October 2010, CMS Energy issued 11,276,277 shares of its common stock upon conversion. For additional details on contingently convertible securities, see Note 5, Financings.
Stock Options and Warrants: For each of the three and nine months ended September 30, 2010, outstanding options to purchase 0.4 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.
Non-vested Stock Awards: CMS Energy’s non-vested stock awards are composed of participating and non-participating securities. The participating securities accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the non-vested stock awards are considered participating securities. As such, the participating non-vested stock awards were included in the computation of basic EPS. The non-participating securities accrue stock dividends that vest concurrently with the stock award. If the recipient forfeits the award, the stock dividends accrued on the non-participating securities are also forfeited. Accordingly, the non-participating awards and stock dividends were included in the computation of diluted EPS, but not basic EPS.

Convertible Debentures: For the nine months ended September 30, 2010 and for each of the three and nine months ended September 30, 2009, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by less than $1 million for the three months ended September 30, 2009, from an assumed reduction of interest expense, net of tax;

•	increased the denominator of diluted EPS by 0.7 million shares for the three months ended September 30, 2009;

•	increased the numerator of diluted EPS by $1 million for the nine months ended September 30, 2010, and by $4 million for the nine months ended September 30, 2009, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 0.7 million shares for the nine months ended September 30, 2010, and by 3.0 million shares for the nine months ended September 30, 2009.
CMS Energy can revoke the conversion rights if certain conditions are met.
7: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. The cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments were as follows:

In Millions
	September 30, 2010		December 31, 2009
	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$5	$6	$4	$4
Securities available for sale	90	92	26	27
Notes receivable, net	331	359	269	279
Long-term debt (a)	7,019	7,979	6,567	7,013

Consumers
Securities available for sale	$64	$90	$24	$45
Long-term debt (b)	4,371	4,916	4,406	4,635

(a)	Includes current portion of long-term debt of $1,006 million at September 30, 2010 and $672 million at December 31, 2009.

(b)	Includes current portion of long-term debt of $173 million at September 30, 2010 and $343 million at December 31, 2009.
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
The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At September 30, 2010, CMS Energy’s long-term debt included $239 million principal amount that was supported by third-party insurance or other credit enhancements. This entire principal amount was at Consumers. At December 31, 2009, CMS Energy’s long-term debt included $286 million principal amount that was supported by third-party insurance or other credit enhancements. Of this amount, $271 million principal amount was at Consumers.
The following table summarizes CMS Energy’s and Consumers’ investment securities:

In Millions
	September 30, 2010				December 31, 2009
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including Consumers
Available for sale:
SERP:
Mutual fund	$62	$2	$—	$64	$—	$—	$—	$—
State and municipal bonds	28	—	—	28	26	1	—	27
Held to maturity:
Debt securities	5	1	—	6	4	—	—	4

Consumers
Available for sale:
SERP:
Mutual fund	$39	$1	$—	$40	$—	$—	$—	$—
State and municipal bonds	17	—	—	17	16	—	—	16
CMS Energy common stock	8	25	—	33	8	21	—	29

The mutual fund classified as available for sale is a short-term, fixed-income fund. Shares in this fund were acquired during the nine months ended September 30, 2010. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist of state and municipal bonds and mortgage-backed securities held by EnerBank.
The following table summarizes the sales activity for CMS Energy’s and Consumers’ investment securities:

In Millions
	Three months ended		Nine months ended
September 30	2010	2009	2010	2009

Proceeds from sales of investment securities:
CMS Energy, including Consumers	$—	$2	$2	$4
Consumers	—	1	1	3

All of the proceeds related to sales of state and municipal bonds that were held within the SERP and classified as available for sale. Realized losses on these sales were insignificant for both CMS Energy and Consumers during each period.
The fair values of the SERP state and municipal bonds by contractual maturity at September 30, 2010 were as follows:

In Millions
	CMS Energy,
	including
	Consumers	Consumers

Due one year or less	$—	$—
Due after one year through five years	13	8
Due after five years through ten years	8	5
Due after ten years	7	4

Total	$28	$17

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

CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At September 30, 2010, CMS ERM held a forward contract for the physical sale of 709 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants. CMS ERM also held futures contracts through 2011 as an economic hedge of 27 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.3 bcf of natural gas. In its role as a marketer of natural gas for third-party producers, CMS ERM held forward contracts to purchase 1.3 bcf and sell 1.0 bcf of natural gas through 2010 and a financial contract to sell 1.0 bcf of natural gas as an economic hedge of gas storage sales in 2011. At September 30, 2010, CMS ERM held financial contracts through 2010 as an economic hedge against tolling arrangements with a purchase of 168 GWh of electricity and a sale of 1.1 bcf of gas. At September 30, 2010, CMS ERM also held an option to sell 612 GWh of electricity and, as an economic hedge, contracts to purchase 0.4 bcf of natural gas.

The following table summarizes the fair values of CMS Energy’s and Consumers’ derivative instruments:

In Millions
	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance			Balance
	Sheet	September 30,	December 31,	Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts (a)	Other assets (b)	$8	$1	Other liabilities (c)	$7	$9

Interest rate contracts (d)	Other assets	—	—	Other liabilities	—	1

Total CMS Energy Derivatives		$8	$1		$7	$10

Consumers
Derivatives not designated as hedging instruments:

Commodity contracts	Other assets	$1	$—	Other liabilities	$—	$—

(a)	Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was $1 million at September 30, 2010 and December 31, 2009.

(b)	Assets exclude the impact of offsetting cash margin deposits paid by other parties to CMS ERM, which was $5 million at September 30, 2010. CMS Energy presents these assets net of these impacts on its Consolidated Balance Sheets.

(c)	Liabilities exclude the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties at December 31, 2009. CMS Energy presents these liabilities net of these impacts on its Consolidated Balance Sheets.

(d)	At December 31, 2009, CMS Energy’s derivatives included an interest rate collar held by Grayling as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. Effective January 1, 2010, CMS Energy deconsolidated Grayling. CMS Energy reflected its share of the loss on the interest rate collar, which was less than $1 million at September 30, 2010, in Income (loss) from equity method investees on its Consolidated Statements of Income. For additional details about the deconsolidation of Grayling, see Note 11, Variable Interest Entities.

The following tables summarize the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income:

In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	on Derivatives	on Derivatives
	Recognized in Income	Recognized in Income
Three months ended September 30		2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$2	$2
	Fuel for electric generation	1	(1)
	Cost of power purchased	1	—
	Other income	3	4

Total CMS Energy		$7	$5

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$3	$4

In Millions
	Location of Gain (Loss)	Amount of Gain (Loss)
	on Derivatives	on Derivatives
	Recognized in Income	Recognized in Income
Nine months ended September 30		2010	2009

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$5	$7
	Fuel for electric generation	3	(3)
	Cost of gas sold	—	(3)
	Cost of power purchased	2	—
	Other income	4	5
Foreign exchange contracts (a)	Other expense	—	(1)

Total CMS Energy		$14	$5

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$4	$5

(a)	This derivative loss relates to a foreign-exchange forward contract that CMS Energy settled in January 2009.
At September 30, 2010, none of CMS Energy’s derivative liabilities was subject to credit-risk-related contingency features. At December 31, 2009, CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were less than $1 million.
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
The following table illustrates CMS Energy’s exposure to potential losses at September 30, 2010, if each counterparty within this industry concentration failed to meet its contractual obligations. This table includes contracts accounted for as derivatives. It does not include trade accounts receivable, derivative contracts that qualify for the normal purchases and sales exception, or other contracts that CMS Energy does not account for as derivatives.

In Millions
				Net Exposure	Net Exposure
	Exposure			from	from
	Before			Investment	Investment
	Collateral			Grade	Grade
	(a)	Collateral Held	Net Exposure	Companies	Companies (%)

CMS Energy	$6	$5	$1	$—	—

(a)	Exposure is reflected net of payables or derivative liabilities if netting arrangements exist.
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
The following tables show the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Nine Months Ended
September 30	2010	2009	2010	2009

CMS Energy, including Consumers
Service cost	$11	$10	$33	$30
Interest expense	25	24	74	72
Expected return on plan assets	(24)	(22)	(70)	(65)
Amortization of:
Net loss	13	10	39	31
Prior service cost	1	2	4	5

Net periodic cost	$26	$24	$80	$73
Regulatory adjustments (a)	7	—	30	—

Net periodic cost after regulatory adjustments	$33	$24	$110	$73

Consumers
Service cost	$11	$9	$32	$29
Interest expense	23	24	71	70
Expected return on plan assets	(22)	(20)	(67)	(62)
Amortization of:
Net loss	13	9	38	29
Prior service cost	1	2	4	5

Net periodic cost	$26	$24	$78	$71
Regulatory adjustments (a)	7	—	30	—

Net periodic cost after regulatory adjustments	$33	$24	$108	$71

(a)	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated.
CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is eight percent. For the nine months ended September 30, 2010, the actual return on Pension Plan assets was 8.8 percent, and for 2009 the actual return was 21 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions
	OPEB
	Three Months Ended		Nine Months Ended

September 30	2010	2009	2010	2009

CMS Energy, including Consumers
Service cost	$7	$6	$20	$19
Interest expense	20	20	61	60
Expected return on plan assets	(16)	(12)	(45)	(38)
Amortization of:
Net loss	8	8	24	25
Prior service credit	(5)	(3)	(12)	(8)

Net periodic cost	$14	$19	$48	$58
Regulatory adjustments (a)	(1)	—	5	—

Net periodic cost after regulatory adjustments	$13	$19	$53	$58

Consumers
Service cost	$6	$6	$19	$18
Interest expense	19	20	59	59
Expected return on plan assets	(14)	(11)	(42)	(35)
Amortization of:
Net loss	8	8	24	25
Prior service credit	(5)	(3)	(11)	(8)

Net periodic cost	$14	$20	$49	$59
Regulatory adjustments (a)	(1)	—	5	—

Net periodic cost after regulatory adjustments	$13	$20	$54	$59

(a)	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated.
In February 2010, the MPSC issued an order in Consumers’ GCR case that allowed Consumers to collect a one-time surcharge under a Pension Plan and OPEB equalization mechanism. For the nine months ended September 30, 2010, Consumers collected $2 million of Pension Plan and $1 million of OPEB surcharge revenue in gas rates. Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the nine months ended September 30, 2010.
In April 2010, the MPSC issued an order in Consumers’ 2007 PSCR case that allowed Consumers to collect a one-time surcharge under a Pension Plan and OPEB equalization mechanism. For the nine months ended September 30, 2010, Consumers collected $21 million of Pension Plan and $6 million of OPEB surcharge revenue in electric rates. Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the nine months ended September 30, 2010.
In July 2010, the MPSC issued an order in Consumers’ 2008 PSCR case that allowed Consumers to collect a one-time surcharge under a Pension Plan and OPEB equalization mechanism. For the nine months ended September 30, 2010, Consumers collected $8 million of Pension Plan surcharge revenue and refunded $1 million of OPEB surcharge revenue in electric rates. Consumers’ collection of the equalization mechanism surcharge had no impact on net income for the nine months ended September 30, 2010.

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
10: INCOME TAXES
The actual income tax expense on income from continuing operations, excluding income attributable to noncontrolling interests, differs from the amount computed by applying the statutory U.S. federal income tax rate as follows:

In Millions
Nine months ended September 30	2010	2009

CMS Energy, including Consumers
Income from continuing operations before income taxes	$539	$326

Income tax expense at statutory 35% federal rate	189	114
Increase (decrease) in income taxes from:
Change in tax law, Medicare Part D subsidy	3	—
ITC amortization	(3)	(3)
Medicare Part D exempt income	(8)	(5)
Property differences	1	3
Research and development credits, net	(3)	—
State and local income taxes, net of federal benefit	22	19
Valuation allowance	1	—
Other, net	5	1

Income tax expense	$207	$129

Effective tax rate	38.4%	39.6%

Consumers
Income from continuing operations before income taxes	$562	$437

Income tax expense at statutory 35% federal rate	197	153
Increase (decrease) in taxes from:
ITC amortization	(3)	(3)
Medicare Part D exempt income	(7)	(4)
Property differences	2	4
Research and development credits, net	(3)	—
State and local income taxes, net of federal benefit	20	14
Other, net	1	1

Income tax expense	$207	$165

Effective tax rate	36.8%	37.8%

For taxable years beginning after December 31, 2012, the Health Care Acts repeal the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. To reflect the law change, CMS Energy and Consumers decreased their deferred tax asset balances by $68 million, with CMS Energy recognizing deferred tax expense of $3 million and Consumers recognizing an increase to net regulatory tax assets of $65 million (not including the effects of ratemaking tax gross-ups). Therefore, this legislation had no effect on Consumers’ net income for the nine months ended September 30, 2010.
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
CMS Energy’s investment in these partnerships is included in Investments on the Consolidated Balance Sheets in the amount of $49 million as of September 30, 2010. The partnerships were consolidated at December 31, 2009. Total assets of the partnerships were $189 million and total liabilities were $92 million at December 31, 2009. The partnerships had third-party debt obligations totaling $70 million at December 31, 2009. Plant, property, and equipment serving as collateral for these obligations had a carrying value of $137 million at December 31, 2009. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through outstanding letters of credit of $2 million and a guarantee of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $6 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

12: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including corporate interest and other expenses and discontinued operations.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

The following tables provide financial information by reportable segment:

In Millions
	Three months ended		Nine months ended
September 30	2010	2009	2010	2009

Operating Revenue
CMS Energy, including Consumers
Electric utility	$1,154	$991	$2,967	$2,651
Gas utility	216	213	1,569	1,769
Enterprises	63	52	186	153
Other	10	7	28	19

Total Operating Revenue — CMS Energy	$1,443	$1,263	$4,750	$4,592
Consumers
Electric utility	$1,154	$991	$2,967	$2,651
Gas utility	216	213	1,569	1,769

Total Operating Revenue — Consumers	$1,370	$1,204	$4,536	$4,420

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$156	$111	$283	$217
Gas utility	2	(12)	69	52
Enterprises	9	6	51	(6)
Discontinued Operations	—	(1)	(17)	23
Other	(33)	(37)	(87)	(74)

Total Net Income Available to Common Stockholders — CMS Energy	$134	$67	$299	$212
Consumers
Electric utility	$156	$111	$283	$217
Gas utility	2	(12)	69	52
Other	1	1	1	1

Total Net Income Available to Common Stockholder — Consumers	$159	$100	$353	$270

In Millions
	September 30, 2010	December 31, 2009

Plant, Property, and Equipment, Gross
CMS Energy, including Consumers
Electric utility	$9,803	$9,525
Gas utility	3,990	3,812
Enterprises	102	345
Other	34	34

Total Plant, Property, and Equipment — CMS Energy	$13,929	$13,716
Consumers
Electric utility	$9,803	$9,525
Gas utility	3,990	3,812
Other	15	15

Total Plant, Property, and Equipment — Consumers	$13,808	$13,352

Assets
CMS Energy, including Consumers
Electric utility (a)	$9,229	$9,157
Gas utility (a)	4,756	4,594
Enterprises	181	303
Other	1,405	1,202

Total Assets — CMS Energy	$15,571	$15,256
Consumers
Electric utility (a)	$9,229	$9,157
Gas utility (a)	4,756	4,594
Other	589	871

Total Assets — Consumers	$14,574	$14,622

(a)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
CMS ENERGY
There have been no material changes to market risk as previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2009 Form 10-K.
CONSUMERS
There have been no material changes to market risk as previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2009 Form 10-K.

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
(a) Unregistered Sales of Equity Securities
None.
(c) Issuer Repurchases of Equity Securities
The following table shows CMS Energy’s repurchases of equity securities for the three months ended September 30, 2010:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May Yet
	Number of	Price	Part of Publicly	Be Purchased Under
	Shares	Paid per	Announced Plans or	Publicly Announced
Period	Purchased*	Share	Programs	Plans or Programs

July 1, 2010 to July 31, 2010**	250,000	$89.43	—	—

August 1, 2010 to August 31, 2010	76,118	16.89	—	—

September 1, 2010 to	4,208	17.84
September 30, 2010**	4,518,900	104.17	3,884,929	—

Total	4,849,226	$101.97	3,884,929	—

*	Except as noted, common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the performance incentive stock plan. Shares repurchased have a value based on the market price on the vesting date.

**	All shares purchased during July and 4,518,900 shares purchased in September were 4.50 percent Cumulative Convertible Preferred Stock, Series B, which were tendered for conversion. On September 28, 2010 CMS Energy announced the mandatory conversion of all of its outstanding 4.50 percent Cumulative Convertible Preferred Stock, Series B. The mandatory conversion date was September 30, 2010.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The agreements included as exhibits to this Form 10-Q filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect. The statements were qualified by disclosures to the parties to each of the agreements and may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied to other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated.
The representations and warranties may not describe the actual state of affairs of the parties to each agreement. Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC’s website at www.sec.gov.

4.1	112th Supplemental Indenture dated as of September 1, 2010 between Consumers and The Bank of New York Mellon, as Trustee, (Exhibit 4.1 to Form 8-K filed September 7, 2010 and incorporated herein by reference)

4.2	Twenty-Fifth Supplemental Indenture dated as of September 23, 2010 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed September 23, 2010 and incorporated herein by reference)

4.3	113th Supplemental Indenture dated as of October 15, 2010 between Consumers and The Bank of New York Mellon, as Trustee, (Exhibit 4.1 to Form 8-K filed on October 20, 2010 and incorporated herein by reference)

10.1	$150,000,000 Second Amended and Restated Revolving Credit Agreement dated as of August 11, 2010 among Consumers, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein (Exhibit 10.1 to Form 8-K filed August 16, 2010 and incorporated herein by reference)

10.2	Bond Purchase Agreement between Consumers and each of the Purchasers named therein, dated as of September 27, 2010 (Exhibit 10.1 to Form 8-K filed September 30, 2010 and incorporated herein by reference)

10.3	Amended and Restated Letter of Credit Reimbursement Agreement between Consumers and U.S. Bank National Association, dated as of September 21, 2010

10.4	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership, dated as of March 1, 2010

12.1	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”. The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: October 28, 2010	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: October 28, 2010	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer