Form 10-K
period 2010-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2011-02-24
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.

1-9513	CMS ENERGY CORPORATION (A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550	38-2726431

1-5611	CONSUMERS ENERGY COMPANY (A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550	38-0442310

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Registrant	Title of Class	on Which Registered

CMS Energy Corporation	Common Stock, $.01 par value	New York Stock Exchange
Consumers Energy Company	Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CMS Energy Corporation:  Yes ☒     No ☐          Consumers Energy Company:  Yes ☒     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CMS Energy Corporation:  Yes ☐     No ☒          Consumers Energy Company:  Yes ☐     No  ☒

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

CMS Energy Corporation:  Yes ☒     No ☐          Consumers Energy Company:  Yes ☒     No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).

CMS Energy Corporation:  Yes ☒     No ☐          Consumers Energy Company:  Yes ☒     No ☐

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

CMS Energy Corporation:  Yes ☐     No ☒          Consumers Energy Company: Yes ☐     No ☒

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $3.326 billion for the 227,027,288 CMS Energy Common Stock shares outstanding on June 30, 2010 based on the closing sale price of $14.65 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date.

There were 252,140,618 shares of CMS Energy Common Stock outstanding on February 10, 2011. On February 24, 2011, CMS Energy held all voting and non-voting common equity of Consumers. Documents incorporated by reference in Part III: CMS Energy’s proxy statement and Consumers’ information statement relating to the 2011 annual meeting of stockholders to be held May 20, 2011.

CMS Energy Corporation
Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended
December 31, 2010

		Page
Glossary		3

Filing Format		10

Forward-Looking Statements and Information		10

PART I:
Item 1.	Business	14
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	41
Item 2.	Properties	41
Item 3.	Legal Proceedings	41
Item 4.	Removed and Reserved	41

PART II:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	Selected Financial Data	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	174
Item 9A.	Controls and Procedures	174
Item 9B.	Other Information	175

PART III:
Item 10.	Directors, Executive Officers and Corporate Governance	176
Item 11.	Executive Compensation	177
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	177
Item 13.	Certain Relationships and Related Transactions, and Director Independence	177
Item 14.	Principal Accountant Fees and Services	177

PART IV:
Item 15.	Exhibits and Financial Statement Schedules	177
EX-10.34
EX-10.40
EX-12.1
EX-12.2
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-24.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Legislation	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524

ABATE	Association of Businesses Advocating Tariff Equity

ABO	Accumulated Benefit Obligation. The liabilities of a pension plan based on service and pay to date. This differs from the PBO that is typically disclosed in that it does not reflect expected future salary increases.

AFUDC	Allowance for borrowed and equity funds used during construction

AOCI	Accumulated Other Comprehensive Income (Loss)

ARO	Asset retirement obligation

ASU	FASB Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

Btu	British thermal unit; one Btu equals the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CAO	Chief Accounting Officer

CATR	The Clean Air Transport Rule

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

C&HR Committees	The Compensation and Human Resources Committees of the Boards of Directors of CMS Energy and Consumers

City-gate contract	An arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Electric & Gas	CMS Electric & Gas, L.L.C., a wholly owned subsidiary of CMS International Ventures

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Energy Brasil S.A.	CMS Energy Brasil S.A., a former wholly owned subsidiary of CMS Electric & Gas

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Generation	CMS Generation Co., a former wholly owned subsidiary of CMS Enterprises

CMS Generation San Nicolas Company	CMS Generation San Nicolas Company, a company in which CMS Enterprises formerly owned a 0.1 percent interest

CMS International Ventures	CMS International Ventures LLC, a subsidiary of CMS Enterprises in which CMS Enterprises owns a 61.49 percent interest and CMS Gas Transmission owns a 37.01 percent interest

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Consumers Funding	Consumers Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning Securitization property, assuming Securitization bonds, and pledging its interest in Securitization property to a trustee to collateralize the Securitization bonds

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

D.C.	District of Columbia

DCCP	Defined Company Contribution Plan

DC SERP	Defined Contribution SERP

Detroit Edison	The Detroit Edison Company, a non-affiliated company

DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization

EISP	Executive Incentive Separation Plan

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

Exeter	Exeter Energy Limited Partnership, a limited partnership owned directly and indirectly by HYDRA-CO

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

First Mortgage Bond Indenture	The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GasAtacama	GasAtacama Holding Limited, a limited liability partnership that manages GasAtacama S.A., which includes Atacama Finance Company, an integrated natural gas pipeline and electric generating plant in Argentina and Chile, in which CMS International Ventures formerly owned a 50 percent interest

GCC	Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

GWh	Gigawatt-hour (a unit of energy equal to one million kWh)

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises

IPP	Independent power producer or independent power production

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

kilovolts	Thousand volts (unit used to measure the difference in electrical pressure along a current)

kVA	Thousand volt-amperes (unit used to reflect the electrical power capacity rating of equipment or a system)

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)

LIBOR	The London Interbank Offered Rate

Lucid Energy	Lucid Energy LLC, a non-affiliated company

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

Marathon	Marathon Oil Company, Marathon E.G. Holding, Marathon E.G. Alba, Marathon E.G. LPG, Marathon Production LTD, and Alba Associates, LLC, each a non-affiliated company

MCV Facility	A 1,500 MW natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership	Midland Cogeneration Venture Limited Partnership

MCV PPA	The PPA between Consumers and the MCV Partnership, with a 35-year term commencing in March 1990, as amended and restated in an agreement dated as of June 9, 2008 between Consumers and the MCV Partnership

MD&A	Management’s Discussion and Analysis

MDL	A pending multi-district litigation case in Nevada

MDNRE	Michigan Department of Natural Resources and Environment, which, effective January 17, 2010, is the successor to the Michigan Department of Environmental Quality and the Michigan Department of Natural Resources

MEI	Michigan Energy Investments LLC, an affiliate of Lucid Energy and a non-affiliated company

METC	Michigan Electric Transmission Company, LLC, a non-affiliated company

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by the MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MRV	Market-Related Value of Plan assets

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt-hour (a unit of energy equal to one million watt-hours)

NAV	Net asset value

NERC	The North American Electric Reliability Corporation, a non-affiliated company

NOMECO	CMS NOMECO Oil & Gas Co., a former wholly owned subsidiary of CMS Enterprises

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PBO	Projected benefit obligation

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PISP	Performance Incentive Stock Plan

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

PURPA	Public Utility Regulatory Policies Act of 1978

RCP	Resource Conservation Plan

REC	Renewable energy credit established under the 2008 Energy Legislation

ReEnergy	ReEnergy Sterling LLC, a non-affiliated company

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

S&P	Standard and Poor’s Financial Services LLC, which includes Standard and Poor’s Ratings Services

SEC	U.S. Securities and Exchange Commission

Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

SENECA	Sistema Electrico del Estado Nueva Esparta C.A., a former wholly owned subsidiary of CMS International Ventures

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

Sherman Act	Sherman Antitrust Act, enacted in 1890

Stranded costs	Costs incurred by utilities in order to serve their customers in a regulated monopoly environment, which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs. These costs could include owned and purchased generation and regulatory assets.

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company

Terminal Rental Adjustment Clause	A provision of a leasing agreement which permits or requires the rental price to be adjusted upward or downward by reference to the amount realized by the lessor under the agreement upon sale or other disposition of formerly leased property

T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest

TGN	A natural gas transportation and pipeline business located in Argentina, in which CMS Gas Transmission formerly owned a 23.54 percent interest

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a former wholly owned subsidiary of CMS Panhandle Holding, LLC

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

TSR	Total shareholder return

TSU	Texas Southern University, a non-affiliated entity

Union	Utility Workers Union of America, AFL-CIO

U.S.	United States

VEBA	Voluntary employees’ beneficiary association trusts accounts established specifically to set aside employer-contributed assets to pay for future expenses of the OPEB plan

VIE	Variable interest entity

Wolverine	Wolverine Power Supply Cooperative, Inc., a non-affiliated company

XBRL	eXtensible Business Reporting Language

Zeeland	A 935 MW gas-fueled power plant located in Zeeland, Michigan

FILING FORMAT

This combined Form 10-K is separately filed by CMS Energy and Consumers. Information in this combined Form 10-K relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers) has any obligation in respect of Consumers’ debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy’s other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers’ debt securities. Similarly, none of Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:

•	the price of CMS Energy common stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’:

•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;

•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population decline in the geographic areas where CMS Energy and Consumers conduct business;

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	changes in applicable laws, rules, regulations, principles or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or lawsuits regarding:

•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants, including impacts of the CAIR and CATR;

•	CCBs;

•	PCBs;

•	cooling water intake or discharge from power plants or other industrial equipment;

•	limitations on the use or construction of coal-fueled electric power plants;

•	nuclear-related regulation;

•	renewable portfolio standards and energy efficiency mandates;

•	energy-related derivatives and hedges under the Dodd-Frank Act; and

•	any other potential legislative changes, including changes to the ten-percent ROA limit;

•	potentially adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse or delayed regulatory treatment or permitting decisions concerning significant matters affecting CMS Energy or Consumers that are presently or soon to be before the MDNRE and/or EPA, including Bay Harbor;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are presently or potentially before the MPSC, including:

•	sufficient and timely recovery of:

•	environmental and safety-related expenditures for coal-fueled plants and other utility properties;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	costs associated with the proposed retirement and decommissioning of facilities;

•	development costs of the proposed coal-fueled plant;

•	MISO energy and transmission costs; and

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards;

•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	actions of regulators with respect to Consumers’ pilot electric and gas decoupling mechanisms;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates; and

•	implementation of new energy legislation or revisions of existing regulations;

•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer demand for electric generation supply to alternative energy suppliers;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of the electric and gas decoupling mechanisms in moderating the impact of sales variability on net revenues;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule or at all, and the outcome of pending litigation with the DOE;

•	the impact of enforcement powers and investigation activities at FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	potential effects of the Dodd-Frank Act and related regulations on CMS Energy and Consumers, including regulation of financial institutions such as EnerBank, and shareholder activity that is permitted or may be permitted under the Act;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers, and the ability of Consumers to recover the costs of any such insurance from customers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including their strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction, permitting, and government approvals;

•	costs and availability of personnel, equipment, and materials for operating and maintaining existing facilities;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission and distribution or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	the impact of an accident, explosion, or other physical disaster involving Consumers’ high-or low-pressure gas pipelines, gas storage fields, overhead or underground electrical lines, or other utility infrastructure;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of scheduled or unscheduled generation or gas compression outages;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2011 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of the Health Care Acts on existing or future health care costs;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.

For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; the “Outlook” section included in MD&A; Note 5, Contingencies and Commitments; and Note 6, Regulatory Matters.

PART I
ITEM 1. BUSINESS

GENERAL

CMS Energy

CMS Energy was formed in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic IPP. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, metal, and food products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged primarily in IPP and owns power generation facilities fueled mostly by natural gas and biomass.

CMS Energy manages its businesses by the nature of services each provides and operates, principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers’ consolidated operations account for substantially all of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.4 billion in 2010, $6.2 billion in 2009, and $6.8 billion in 2008.

For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data, CMS Energy’s Selected Financial Information, Consolidated Financial Statements, and Notes to Consolidated Financial Statements.

Consumers

Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric distribution and generation facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.8 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in “CMS Energy and Consumers Regulation” in this Item 1.

Consumers’ consolidated operating revenue was $6.2 billion in 2010, $6.0 billion in 2009, and $6.4 billion in 2008. For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data, Consumers’ Selected Financial Information, Consolidated Financial Statements, and Notes to Consolidated Financial Statements.

Consumers owns its principal properties in fee, except that most electric lines and gas mains are located below public roads or on land owned by others and are accessed by Consumers through easements and other rights. Almost all of Consumers’ properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers’ properties, see Consumers Electric Utility — Electric Utility Properties and Consumers Gas Utility — Gas Utility Properties in the “Business Segments” section of this Item 1.

In 2010, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan’s Lower Peninsula. Presented in the following map is Consumers’ service territory:

BUSINESS SEGMENTS

Consumers Electric Utility

Electric Utility Operations:  Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $3.8 billion in 2010, $3.4 billion in 2009, and $3.6 billion in 2008. Consumers’ electric utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula. The automotive industry represented six percent of Consumers’ 2010 electric utility operating revenue. Presented in the following illustration is Consumers’ 2010 electric utility operating revenue of $3.8 billion by customer class:

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of its largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2010, Consumers’ electric deliveries, excluding intersystem deliveries, were 38 million MWh, which included ROA deliveries of four million MWh, consistent with the ten-percent cap. Net bundled sales were 34 million MWh in 2010. In 2009, Consumers’ electric deliveries, excluding intersystem deliveries, were 36 million MWh, which included ROA deliveries of two million MWh, resulting in net bundled sales of 34 million MWh.

Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2010 and 2009:

Consumers’ 2010 summer peak demand was 8,190 MW, which includes ROA demand of 555 MW. For the 2009-2010 winter period, Consumers’ peak demand was 6,093 MW, which includes ROA demand of 425 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term contracts, capacity necessary to supply its projected firm peak load and necessary reserve margin for summer 2011.

Electric Utility Properties:  At December 31, 2010, Consumers’ electric generating system consisted of the following:

		2010
		Summer Net
		Demonstrated		2010 Net
	Number of Units and Year	Capability(a)		Generation
Name and Location (Michigan)	Entered Service	(MW)		(GWh)

Coal Generation
J. H. Campbell 1 & 2 — West Olive	2 Units, 1962-1967	615		4,015
J. H. Campbell 3 — West Olive(b)	1 Unit, 1980	770		5,419
B. C. Cobb — Muskegon	2 Units, 1956-1957	310		1,932
D. E. Karn — Essexville	2 Units, 1959-1961	515		2,810
J. C. Weadock — Essexville	2 Units, 1955-1958	290		1,739
J. R. Whiting — Erie	3 Units, 1952-1953	328		1,964

Total coal generation		2,828		17,879

Oil/Gas Generation
B. C. Cobb — Muskegon	3 Units, 1999-2000(c)	—		—
D. E. Karn — Essexville	2 Units, 1975-1977	1,276		99
Zeeland — Zeeland	1 Unit, 2002	538		720

Total oil/gas generation		1,814		819

Hydroelectric
Conventional hydro generation	13 Plants, 1906-1949	74		365
Ludington — Ludington	6 Units, 1973	955	(d)	(366	)(e)

Total hydroelectric		1,029		(1)

Gas/Oil Combustion Turbine
Various plants	7 Plants, 1966-1971	187		10
Zeeland — Zeeland	2 Units, 2001	330		235

Total gas/oil combustion turbine		517		245

Total owned generation		6,188		18,942
Purchased and Interchange Power(f)		3,058	(g)	18,048	(h)

Total Supply		9,246		36,990

Generation and transmission use/loss				(3,373)

Total Net Bundled Sales				33,617

(a)	Represents each plant’s electric generating capacity during the critical summer months.

(b)	Represents Consumers’ share of the capacity of the J. H. Campbell 3 unit, net of the 6.69 percent ownership interest of the Michigan Public Power Agency and Wolverine.

(c)	B. C. Cobb 1-3 are retired coal-fueled units that were converted to gas-fueled units. B. C. Cobb 1-3 were placed back into service in the years indicated, and subsequently taken out of service beginning in April 2009. Consumers plans to reevaluate the status of B. C. Cobb 1-3 in 2011 and may return the units to service in 2012.

(d)	Represents Consumers’ 51 percent share of the capacity of Ludington. Detroit Edison owns the remaining 49 percent.

(e)	Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

(f)	Includes purchases from the Midwest Energy Market, long-term purchase contracts, and seasonal purchases.

(g)	Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

(h)	Includes 2,456 GWh of purchased energy from the MCV Facility and 6,241 GWh of purchased energy from Palisades.

Consumers’ distribution system includes:

•	413 miles of high-voltage distribution radial lines operating at 120 kilovolts or above;

•	4,244 miles of high-voltage distribution overhead lines operating at 23 kilovolts and 46 kilovolts;

•	17 miles of high-voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts;

•	55,933 miles of electric distribution overhead lines;

•	10,058 miles of underground distribution lines; and

•	substations with an aggregate transformer capacity of 24 million kVA.

Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO, to neighboring utilities, and to other transmission systems.

Generation and Power Purchase Capacity by Fuel Type:  As shown in the following illustration, Consumers’ 2010 generation capacity of 9,246 MW, including capacity of 3,058 MW purchased under PPAs, relied on a variety of fuel sources:

Renewable generation capacity includes wind generation resources assumed to provide capacity at eight percent of nameplate rating.

Consumers’ Electric Generating System Power Generation:  Consumers generated power from the following sources:

	GWh
Power Generated	2010	2009	2008	2007	2006

Coal	17,879	17,255	17,701	17,903	17,744
Gas	1,043	565	804	129	161
Hydro(a)	365	466	454	416	485
Oil	21	14	41	112	48
Nuclear	—	—	—	1,781	5,904
Net pumped storage(b)	(366)	(303)	(382)	(478)	(426)

Total owned generation	18,942	17,997	18,618	19,863	23,916
Purchased renewable energy(c)	1,582	1,472	1,503	1,480	1,529
Purchased generation-other(c)	10,421	10,066	12,140	11,022	7,065
Net interchange power(d)	6,045	6,925	6,653	8,009	7,244

Net purchased and interchange power	18,048	18,463	20,296	20,511	15,838

Total Net Power Supply	36,990	36,460	38,914	40,374	39,754

(a)	Represents Consumers’ owned renewable generation.

(b)	Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

(c)	Includes purchases from long-term purchase contracts.

(d)	Includes purchases from the Midwest Energy Market and seasonal purchases.

The cost of all fuels consumed, shown in the following table, fluctuates with the mix of fuel used.

	Cost per Million Btu
Fuel Consumed	2010	2009	2008	2007	2006

Coal	$2.51	$2.37	$2.01	$2.04	$2.09
Gas	5.57	6.57	10.94	10.29	8.92
Oil	10.98	9.59	11.54	8.21	8.68
Nuclear	—	—	—	0.42	0.24

All Fuels(a)	$2.71	$2.56	$2.47	$2.07	$1.72

(a)	Weighted-average fuel costs

In 2010, Consumers’ four coal-fueled generating sites burned 10 million tons of coal and produced a combined total of 17,879 GWh of electricity, which represented 48 percent of the energy provided by Consumers to meet customer demand.

In order to obtain its coal requirements, Consumers enters into physical coal supply contracts. At December 31, 2010, Consumers had contracts to purchase coal through 2013; these contracts total $315 million. All of Consumers’ coal supply contracts have fixed prices. At December 31, 2010, Consumers had 85 percent of its 2011 expected coal requirements under contract, as well as a 41-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has long-term transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts expire from 2011 through 2014; these contracts total $445 million.

Consumers participates in the Midwest Energy Market. Consumers offers its generation into the market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the market to meet its customers’ needs during peak demand periods.

At December 31, 2010, Consumers had unrecognized future commitments (amounts for which liabilities, in accordance with GAAP, have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. These payments for 2011 through 2030 total $15.3 billion and range from $822 million to $1 billion annually for each of the next five years. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 7. MD&A, “Capital Resources and Liquidity.”

Consumers Gas Utility

Gas Utility Operations:

Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.4 billion in 2010, $2.6 billion in 2009, and $2.8 billion in 2008. Consumers’ gas utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula. Presented in the following illustration is Consumers’ 2010 gas utility operating revenue by customer class:

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of its largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2010, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network totaled 317 bcf, which included GCC deliveries of 36 bcf. In 2009, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network totaled 319 bcf, which included GCC deliveries of 27 bcf. Consumers’ gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher. Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel. During 2010, 46 percent of the natural gas supplied to all customers during the winter months was supplied from storage. Presented in the following illustration are Consumers’ monthly weather-adjusted gas deliveries to its customers, including GCC deliveries, during 2010 and 2009:

Gas Utility Properties: Consumers’ gas distribution and transmission system located in Michigan’s Lower Peninsula consists of:

•	26,585 miles of distribution mains;

•	1,664 miles of transmission lines;

•	seven compressor stations with a total of 150,475 installed and available horsepower; and

•	15 gas storage fields with an aggregate storage capacity of 307 bcf and a working storage capacity of 142 bcf.

Gas Supply: In 2010, Consumers purchased 61 percent of the gas it delivered from U.S. producers and 21 percent from Canadian producers. The remaining 18 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2010:

Firm transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Panhandle, Trunkline, and Vector Pipeline L.P. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire through 2017 and provide for the delivery of 71 percent of Consumers’ total gas supply requirements.

Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program. Consumers may also utilize incremental firm transportation contracts and interruptible transportation contracts to purchase its gas supply. Under interruptible transportation contracts, the transportation provider is permitted to interrupt service. Consumers’ use of incremental firm transportation contracts and interruptible transportation contracts is generally during off-peak summer months and after Consumers has fully utilized the services under the firm transportation contracts. The amount of interruptible transportation service and its use vary primarily with the price for this service and the availability and price of purchased and transported spot supplies.

Enterprises Segment — Non-Utility Operations and Investments

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic IPP and the marketing of IPP. In 2007, the enterprises segment made a significant change in business strategy by exiting the international marketplace and refocusing on its independent power business in the U.S.

The enterprises segment’s operating revenue included in Income From Continuing Operations in CMS Energy’s Consolidated Financial Statements was $238 million in 2010, $216 million in 2009, and $365 million in 2008. The enterprises segment’s operating revenue included in Income (Loss) From Discontinued Operations in CMS Energy’s Consolidated Financial Statements was $10 million in 2010, $7 million in 2009, and $14 million in 2008.

IPP: While owned by CMS Enterprises, CMS Generation invested in and operated non-utility power generation plants in the U.S. and abroad. In 2007, CMS Enterprises sold CMS Generation and all of CMS

Enterprises’ international assets to third parties and transferred its domestic independent power plant operations to its subsidiary, HYDRA-CO.

The operating revenue from IPP included in Income From Continuing Operations in CMS Energy’s Consolidated Financial Statements was $18 million in 2010, $18 million in 2009, and $22 million in 2008. The operating revenue from IPP included in Income (Loss) From Discontinued Operations in CMS Energy’s Consolidated Financial Statements was $10 million in 2010, $7 million in 2009, and $14 million in 2008.

IPP Properties: At December 31, 2010, CMS Energy had ownership interests in independent power plants totaling 1,166 gross MW or 1,066 net MW. (Net MW reflects that portion of the gross capacity relating to CMS Energy’s ownership interests.)

Presented in the following table are CMS Energy’s interests in independent power plants at December 31, 2010:

				Gross Capacity
				Under Long-Term
	Primary	Ownership Interest	Gross Capacity	Contract
Location	Fuel Type	(%)	(MW)	(%)

Connecticut(a)	Scrap tire	100	31	—
Michigan	Natural gas	100	710	88
Michigan	Natural gas	100	224	89
Michigan	Coal	50	73	100
Michigan	Biomass	50	40	100
Michigan	Biomass	50	38	100
North Carolina	Biomass	50	50	—

Total			1,166

(a)	Represents Exeter. In January 2011, CMS Energy sold its ownership interest in Exeter to ReEnergy.

Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities. In 2010, CMS ERM marketed 15 bcf of natural gas and 2,308 GWh of electricity. All marketed electricity was generated by IPPs of the enterprises segment. CMS ERM’s operating revenue included in Income From Continuing Operations in CMS Energy’s Consolidated Financial Statements was $220 million in 2010, $198 million in 2009, and $343 million in 2008.

Natural Gas Transmission: CMS Gas Transmission owned, developed, and managed domestic and international natural gas facilities. In 2007, CMS Gas Transmission sold a portfolio of its businesses in Argentina and its northern Michigan non-utility natural gas assets to Lucid Energy, and its investment in GasAtacama to Endesa S.A. In 2008, CMS Gas Transmission completed the sale of its investment in TGN. CMS Gas Transmission’s operating revenue included in Income From Continuing Operations in CMS Energy’s Consolidated Financial Statements was less than $1 million in each of 2010, 2009, and 2008.

International Energy Distribution: In 2007, CMS Energy exited this line of business when it sold its ownership interests in SENECA and CMS Energy Brasil S.A.

OTHER BUSINESSES

EnerBank: EnerBank, a wholly owned subsidiary of CMS Energy, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank’s operating revenue included in Income From Continuing Operations in CMS Energy’s Consolidated Financial Statements was $38 million in 2010, $26 million in 2009, and $21 million in 2008.

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

Rate Proceedings: For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Regulatory Matters.

Michigan Energy Legislation

The 2008 Energy Legislation required that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and included requirements for specific capacity additions. The 2008 Energy Legislation also required Consumers to prepare an energy optimization plan and achieve annual sales reduction targets through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015. For additional information regarding Consumers’ renewable energy and energy optimization plans, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties.”

The 2008 Energy Legislation also reformed the Customer Choice Act to limit alternative energy suppliers to supplying no more than ten percent of Consumers’ weather-adjusted sales. For additional information regarding the Customer Choice Act, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties.”

FERC

FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG. Among other things, FERC has jurisdiction over acquisitions, operations, and disposals of certain assets and facilities, services provided and rates charged, conduct among affiliates, and limited jurisdiction over holding company matters with respect to CMS Energy. FERC, in connection with NERC and with regional reliability organizations, also regulates generation owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system. Certain aspects of Consumers’ gas business are also subject to regulation by FERC, including a blanket transportation tariff under which Consumers may transport gas in interstate commerce.

FERC also regulates certain aspects of Consumers’ electric operations, including compliance with FERC accounting rules, wholesale rates, operation of licensed hydroelectric generating plants, transfers of certain facilities, corporate mergers, and issuances of securities.

Other Regulation

The Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE’s Office of Fossil Fuels.

Consumers’ pipelines are subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002, which regulate the safety of gas pipelines.

EnerBank is regulated by the FDIC.

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters. For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Contingencies and Commitments.

CMS Energy has recorded a significant liability for its affiliates’ obligations associated with Bay Harbor. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Contingencies and Commitments.

Air: Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants and to convert electric generating units to burn cleaner fuels. Consumers estimates that it will incur expenditures of $1.4 billion from 2011 through 2018 to comply with present and future federal and state regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. Consumers’ estimate may increase if additional laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide. For additional information concerning estimated capital expenditures related to emissions control, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties — Electric Environmental Estimates.”

Solid Waste Disposal: Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Historically, Consumers has worked with others to reuse 30 to 40 percent of ash produced by its coal-fueled plants, and sells ash for use as a Portland cement replacement in concrete products, as feedstock for the manufacture of Portland cement, and for other environmentally-compatible uses. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules. Consumers has converted all of its fly ash handling systems to dry systems, which reduce landfill venting substantially. All of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDNRE inspections. Furthermore, an independent consultant has assessed dike integrity and stability. No major deficiencies were identified that could immediately jeopardize continued safe and reliable operation of the project structures. The draft reports of three EPA contractors who have since inspected these facilities with regard to National Dam Safety Program Act requirements comport with this conclusion. The EPA has proposed new federal regulations for ash disposal areas. Consumers estimates that it will incur expenditures of $320 million from 2011 through 2018 to comply with future regulations relating to ash disposal. For additional information concerning estimated capital expenditures related to solid waste disposal, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties — Electric Environmental Estimates.”

Water: Consumers uses significant amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDNRE under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA is developing new regulations related to cooling water intake systems. Consumers estimates that it will incur expenditures of $180 million from 2011 through 2018 to comply with future regulations relating to cooling water intake systems. For additional information concerning estimated capital expenditures related to cooling water intake systems, see Item 7. MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties — Electric Environmental Estimates.”

CMS ENERGY AND CONSUMERS COMPETITION

Electric Competition

Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation revised the Customer Choice Act by limiting alternative electric supply to ten percent of weather-adjusted retail sales for the preceding calendar year. At December 31, 2010, electric deliveries under the ROA program were at the ten percent limit. Alternative electric suppliers were providing 807 MW of generation service to ROA customers.

Consumers also has competition or potential competition from:

•	industrial customers relocating all or a portion of their production capacity outside Consumers’ service territory for economic reasons;

•	municipalities owning or operating competing electric delivery systems;

•	customer self-generation; and

•	adjacent utilities that extend lines to customers in contiguous service territories.

Consumers addresses this competition by monitoring activity in adjacent areas and monitoring compliance with the MPSC’s and FERC’s rules, providing non-energy services, and providing tariff-based incentives that support economic development.

CMS ERM continues to focus on optimizing CMS Energy’s IPP portfolio. CMS Energy’s IPP business faces competition from generators, marketers and brokers, and utilities marketing power in the wholesale market.

Gas Competition

Competition exists in various aspects of Consumers’ gas utility business. Competition comes from other gas suppliers taking advantage of direct access to Consumers’ customers and from alternative fuels and energy sources, such as propane, oil, and electricity.

INSURANCE

CMS Energy and its subsidiaries, including Consumers, maintain insurance coverage generally similar to comparable companies in the same lines of business. The insurance policies are subject to terms, conditions, limitations, and exclusions that might not fully compensate CMS Energy or Consumers for all losses. A portion of each loss is generally assumed by CMS Energy or Consumers in the form of deductibles and self-insured retentions that, in some cases, are substantial. As CMS Energy or Consumers renews its policies, it is possible that some of the present insurance coverage may not be renewed or obtainable on commercially reasonable terms due to restrictive insurance markets.

CMS Energy’s and Consumers’ present insurance program does not cover the risks of certain environmental cleanup costs and environmental damages, such as claims for air pollution, damage to sites owned by CMS Energy or Consumers, and some long-term storage or disposal of wastes.

EMPLOYEES

CMS Energy

At December 31, 2010, CMS Energy and its wholly owned subsidiaries, including Consumers, had 7,822 full-time equivalent employees. Included in the total are 3,310 full-time operating, maintenance, and construction employees and full-time and part-time call center employees who are represented by the Union.

Consumers

At December 31, 2010, Consumers and its subsidiaries had 7,522 full-time equivalent employees. Included in the total are 3,310 full-time operating, maintenance, and construction employees and full-time and part-time call center employees who are represented by the Union.

CMS ENERGY EXECUTIVE OFFICERS (as of February 1, 2011)

Name	Age	Position	Period

John G. Russell	53	President and CEO of CMS Energy	5/2010-Present
		President and CEO of Consumers	5/2010-Present
		Director of CMS Energy	5/2010-Present
		Director of Consumers	5/2010-Present
		Director of CMS Enterprises	5/2010-Present
		Chairman of the Board, President and CEO of CMS Enterprises	5/2010-Present
		President and Chief Operating Officer of Consumers	2004-5/2010

Thomas J. Webb	58	Executive Vice President, CFO of CMS Energy	2002-Present
		Executive Vice President, CFO of Consumers	2002-Present
		Executive Vice President, CFO of CMS Enterprises	2002-Present
		Director of CMS Enterprises	2002-Present

James E. Brunner	58	Senior Vice President and General Counsel of CMS Energy	11/2006-Present
		Senior Vice President and General Counsel of Consumers	11/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	2006-Present
		Senior Vice President of CMS Enterprises	2006-11/2007
		Senior Vice President, General Counsel and Chief Compliance Officer of CMS Energy	5/2006-11/2006
		Senior Vice President, General Counsel and Chief Compliance Officer of Consumers	5/2006-11/2006
		Senior Vice President and General Counsel of CMS Energy	2/2006-5/2006
		Senior Vice President, General Counsel and Interim Chief Compliance Officer of Consumers	2/2006-5/2006
		Vice President and General Counsel of Consumers	7/2004-2/2006

John M. Butler*	46	Senior Vice President of CMS Energy	2006-Present
		Senior Vice President of Consumers	2006-Present
		Senior Vice President of CMS Enterprises	2006-Present

Name	Age	Position	Period

David G. Mengebier	53	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	2003-Present
		Senior Vice President of CMS Energy	2001-11/2006
		Senior Vice President of Consumers	2001-11/2006

Glenn P. Barba	45	Vice President, Controller and Chief Accounting Officer of CMS Energy	2003-Present
		Vice President, Controller and Chief Accounting Officer of Consumers	2003-Present
		Vice President, Chief Accounting Officer and Controller of CMS Enterprises	11/2007-Present
		Vice President and Chief Accounting Officer of CMS Enterprises	2003-11/2007

*	From 2004 until June 2006, Mr. Butler was Human Resources Director, Manufacturing and Engineering at Dow Chemical Company, a non-affiliated company.

There are no family relationships among executive officers and directors of CMS Energy.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy after the next annual election of Directors of CMS Energy (scheduled to be held on May 20, 2011).

CONSUMERS EXECUTIVE OFFICERS (as of February 1, 2011)

Name	Age	Position	Period

John G. Russell	53	President and CEO of CMS Energy	5/2010-Present
		President and CEO of Consumers	5/2010-Present
		Director of CMS Energy	5/2010-Present
		Director of Consumers	5/2010-Present
		Director of CMS Enterprises	5/2010-Present
		Chairman of the Board, President and CEO of CMS Enterprises	5/2010-Present
		President and Chief Operating Officer of Consumers	2004-5/2010

Thomas J. Webb	58	Executive Vice President, CFO of CMS Energy	2002-Present
		Executive Vice President, CFO of Consumers	2002-Present
		Executive Vice President, CFO of CMS Enterprises	2002-Present
		Director of CMS Enterprises	2002-Present

James E. Brunner	58	Senior Vice President and General Counsel of CMS Energy	11/2006-Present
		Senior Vice President and General Counsel of Consumers	11/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	2006-Present
		Senior Vice President of CMS Enterprises	2006-11/2007

Name	Age	Position	Period

		Senior Vice President, General Counsel and Chief Compliance Officer of CMS Energy	5/2006-11/2006
		Senior Vice President, General Counsel and Chief Compliance Officer of Consumers	5/2006-11/2006
		Senior Vice President and General Counsel of CMS Energy	2/2006-5/2006
		Senior Vice President, General Counsel and Interim Chief Compliance Officer of Consumers	2/2006-5/2006
		Vice President and General Counsel of Consumers	7/2004-2/2006

John M. Butler*	46	Senior Vice President of CMS Energy	2006-Present
		Senior Vice President of Consumers	2006-Present
		Senior Vice President of CMS Enterprises	2006-Present

David G. Mengebier	53	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	2003-Present
		Senior Vice President of CMS Energy	2001-11/2006
		Senior Vice President of Consumers	2001-11/2006

William E. Garrity	62	Senior Vice President of Consumers	2005-Present

Jackson L. Hanson	54	Senior Vice President of Consumers	5/2010-Present
		Vice President of Consumers	11/2006-5/2010
		Plant and Site Business Manager of Consumers	4/2006-11/2006

Daniel J. Malone	50	Senior Vice President of Consumers	5/2010-Present
		Vice President of Consumers	6/2008-5/2010
		Site Business Manager of Consumers	12/2006-6/2008
		Manager of Equipment Services of Consumers	8/2006-12/2006

Glenn P. Barba	45	Vice President, Controller and Chief Accounting Officer of CMS Energy	2003-Present
		Vice President, Controller and Chief Accounting Officer of Consumers	2003-Present
		Vice President, Controller and Chief Accounting Officer of CMS Enterprises	11/2007-Present
		Vice President and Chief Accounting Officer of CMS Enterprises	2003-11/2007

*	From 2004 until June 2006, Mr. Butler was Human Resources Director, Manufacturing and Engineering at Dow Chemical Company, a non-affiliated company.

There are no family relationships among executive officers and directors of Consumers.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors of Consumers after the next annual election of Directors of Consumers (scheduled to be held on May 20, 2011).

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

•	Corporate Governance Principles;

•	Codes of Conduct (CMS Energy Corporation/Consumers Energy Company Board of Directors Code of Conduct — 2010 and Code of Conduct and Guide to Ethical Business Behavior 2010);

•	Board committee charters (including the Audit Committee, the Compensation and Human Resources Committee, the Finance Committee, and the Governance and Public Responsibility Committee); and

•	Articles of Incorporation (and amendments) and Bylaws.

CMS Energy will provide this information in print to any stockholder who requests it.

Any materials CMS Energy files with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is www.sec.gov.

ITEM 1A. RISK FACTORS

Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the following sections. CMS Energy’s and Consumers’ businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control. Additional risks and uncertainties not presently known or that the companies’ management believes to be immaterial may also adversely affect the companies. The risk factors described in the following sections, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy. All of these risk factors are potentially significant.

CMS Energy depends on dividends from its subsidiaries to meet its debt service obligations.

Due to its holding company structure, CMS Energy depends on dividends from its subsidiaries to meet its debt service and other payment obligations. Restrictions contained in Consumers’ preferred stock provisions and other legal restrictions, such as certain terms in its articles of incorporation and FERC requirements, limit Consumers’ ability to pay dividends or acquire its own stock from CMS Energy. At December 31, 2010, Consumers had $404 million of unrestricted retained earnings available to pay common stock dividends. If sufficient dividends are not paid to CMS Energy by its subsidiaries, CMS Energy may not be able to generate the funds necessary to fulfill its payment obligations, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

CMS Energy has indebtedness that could limit its financial flexibility and hence its ability to meet its debt service obligations.

At December 31, 2010, CMS Energy, including Consumers, had $7.2 billion aggregate principal amount of indebtedness, including $29 million of subordinated indebtedness relating to its convertible preferred securities. CMS Energy had $2.3 billion aggregate principal amount of indebtedness at December 31, 2010. At December 31, 2010, there were no borrowings and $3 million of letters of credit outstanding under CMS Energy’s revolving credit agreement. CMS Energy and its subsidiaries may incur additional indebtedness in the future.

The level of CMS Energy’s present and future indebtedness could have several important effects on its future operations, including, among others:

•	a significant portion of CMS Energy’s cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness and would not be available for other purposes;

•	covenants contained in CMS Energy’s existing debt arrangements, which require it to meet certain financial tests, could affect its flexibility in planning for, and reacting to, changes in its business;

•	CMS Energy’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate and other purposes could become limited;

•	CMS Energy could be placed at a competitive disadvantage to its competitors that are less leveraged;

•	CMS Energy’s vulnerability to adverse economic and industry conditions could increase; and

•	CMS Energy’s future credit ratings could fluctuate.

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

The EPA and the MDNRE have not completed their review of proposals by CMS Land and CMS Capital to remedy the flow of leachate from buried CKD piles at the Bay Harbor site to Lake Michigan and related environmental issues. One of the major issues to be resolved is determining a long-term solution to the disposal of leachate collected at the site. In December 2010, the MDNRE issued a five-year NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. Costs to treat and discharge collected leachate under this permit could exceed those that are presently anticipated. Additionally, CMS Land and CMS Capital could be required to alter their present water disposal strategy upon expiration of this permit if the MDNRE or EPA identify a more suitable option, or if the permit itself is challenged before the MDNRE or the courts. CMS Land and CMS Capital, the MDNRE, the EPA, and other parties continue to negotiate the long-term remedy for the Bay Harbor site. These negotiations are focused on, among other things, issues related to:

•	the disposal of leachate;

•	the capping and excavation of CKD;

•	the location and design of collection lines and upstream water diversion systems;

•	application of criteria for various substances such as mercury; and

•	other matters that are likely to affect the scope of remedial work that CMS Land and CMS Capital may be obligated to undertake.

Depending on the results of these negotiations, as well as the size of any indemnity obligation or liability under an Administrative Order on Consent signed by CMS Land and CMS Capital or other liability under environmental laws, adverse outcomes of some or all of these matters could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results.

CMS Energy could be affected adversely by a regulatory investigation and civil lawsuits regarding pricing information that CMS MST and CMS Field Services provided to market publications.

In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy is cooperating with an ongoing investigation by the DOJ regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation or the amount of any fines or penalties that may be imposed and what effect, if any, the investigation will have on CMS Energy.

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged false natural gas price reporting. Allegations included manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, Tennessee, and Wisconsin. CMS Energy cannot predict the outcome of the lawsuits or the amount of damages for which CMS Energy may be liable. It is possible that the outcome in one or more of the lawsuits could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

CMS Energy and Consumers retain contingent liabilities in connection with their asset sales.

The agreements that CMS Energy and Consumers enter into for the sale of assets customarily include provisions whereby they are required to:

•	retain specified preexisting liabilities, such as for taxes, pensions, or environmental conditions;

•	indemnify the buyers against specified risks, including the inaccuracy of representations and warranties they make; and

•	make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits, or other reviews, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions.

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

CMS Energy and Consumers have financing needs and could be unable to obtain bank financing or access the capital markets. Potential disruption in the capital and credit markets could have a material adverse effect on CMS Energy’s and Consumers’ businesses, including the availability and cost of short-term funds for liquidity requirements and their ability to meet long-term commitments. These consequences could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, and letters of credit. Consumers’ capital requirements are expected to be substantial over the next several years as it implements generation and environmental projects, and those requirements may increase if additional laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide.

CMS Energy and Consumers rely on the capital markets, particularly for publicly offered debt, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs if internal funds are not available from CMS Energy’s and Consumers’ respective operations. CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.

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

CMS Energy continues to explore financing opportunities to supplement its financial plan. These potential opportunities include refinancing and/or issuing new capital markets debt, preferred stock and/or common equity, and bank financing. Similarly, Consumers plans to seek funds through the capital markets, commercial lenders, and leasing arrangements. Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy’s and Consumers’ securities issuances in particular. CMS Energy and Consumers cannot guarantee the capital markets’ acceptance of their securities or predict the impact of factors beyond their control, such as actions of rating agencies. If CMS Energy or Consumers is unable to obtain bank financing or access the capital markets to incur or refinance indebtedness, or is unable to obtain commercially reasonable terms for any financing, there could be a material adverse effect on its liquidity, financial condition, and results of operations.

Certain of CMS Energy’s securities and those of its affiliates, including Consumers, are rated by various credit rating agencies. Any reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy’s or Consumers’ ability to access capital on acceptable terms and maintain commodity lines of credit, could make its cost of borrowing higher, and could cause CMS Energy or Consumers to reduce its capital expenditures. If it is unable to maintain commodity lines of credit, CMS Energy or Consumers may have to post collateral or make prepayments to certain of its suppliers under existing contracts. Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy’s credit ratings. CMS Energy and Consumers cannot guarantee that any of their present ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.

CMS Energy and Consumers could incur additional significant costs to comply with environmental requirements.

CMS Energy, Consumers, and their subsidiaries are subject to costly and increasingly stringent environmental regulations. They believe that environmental laws and regulations related to flue gas emissions, ash disposal, and cooling water use will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment installation and upgrades.

In 2009, the EPA issued an endangerment finding for greenhouse gases under the Clean Air Act. In this finding, which has been challenged in the U.S. Court of Appeals for the D.C. Circuit by numerous parties, the EPA determined that present and projected atmospheric concentrations of six greenhouse gases threaten the public health and welfare of present and future generations. In May 2010, the EPA issued a final rule that addresses greenhouse gas emissions from stationary sources under the Clean Air Act permitting programs. The “tailoring rule” sets thresholds for greenhouse gas emissions that define when permits under the NSR and Title V programs are required for new and existing industrial facilities. This regulation took effect in January 2011. Comprehensive federal legislation that addresses greenhouse gases has not advanced in the U.S. Congress. Federal legislation is considered likely to be enacted in some form in the future and could have a significant impact on the operation and cost of existing and future fossil-fueled power plants.

In 2010, a significant percentage of the energy generated by Consumers came from fossil-fueled power plants. The emissions from fossil-fueled power plants would be subject to greenhouse gas regulations. CMS Enterprises also has interests in fossil-fueled power plants and other types of power plants that produce greenhouse gases. Federal laws and rules limiting the emission of greenhouse gases or similar state laws and rules, if enacted, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in non-fossil-fuel generating capacity, or take other significant steps to manage or lower the emission of greenhouse gases. The following risks related to climate change could also have a material adverse impact on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations:

•	litigation originated by third parties against CMS Energy, Consumers, or their subsidiaries due to CMS Energy’s or Consumers’ greenhouse gas emissions;

•	impairment of CMS Energy’s or Consumers’ reputation due to its greenhouse gas emissions and public perception of its response to potential greenhouse gas regulations, rules, and legislation; and

•	extreme weather conditions, such as severe storms, that may affect customer demand, company operations, or assets.

The EPA is considering regulating CCBs, such as coal ash, as hazardous wastes under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. If coal ash is regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing landfills could be closed if the upgrades to hazardous waste landfill standards are economically prohibitive. Costs associated with this potential regulation could be substantial.

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

CMS Energy’s and Consumers’ businesses could be affected adversely by any delay in meeting environmental requirements.

A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission control equipment could:

•	prevent the construction of new facilities;

•	prevent the continued operation and sale of energy from existing facilities;

•	prevent the modification of existing facilities; or

•	result in significant additional costs that could have a material adverse effect on their liquidity, financial condition, or results of operations.

Market performance and other changes could decrease the value of benefit plan assets, which then could require significant funding.

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

Consumers’ electric and gas delivery systems, power plants, gas infrastructure, and energy products could be involved in accidents that result in injury or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents, depending upon the nature or severity of any incident or accident, CMS Energy or Consumers could suffer financial loss, damage to its reputation, and negative repercussions from regulatory agencies or other public authorities.

CMS Energy’s and Consumers’ revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks or related acts of war, hostile cyber intrusions, or other catastrophic events.

The impact of natural disasters, wars, terrorist acts, cyber intrusions, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse affect on their liquidity, financial condition, and results of operations. A terrorist attack on physical infrastructure or a major natural disaster could result in severe damage to CMS Energy’s and Consumers’ assets beyond what could be recovered through insurance policies. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the electric and gas distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as significant expense to repair security breaches or system damage. Terrorist attacks or acts of war could result in the disruption of power and fuel markets that could increase costs or disrupt service. Instability in the financial markets as a result of terrorism, war, natural disasters, credit crises, recessions, or other factors, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

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

Consumers is exposed to changes in market prices for natural gas, coal, electricity, emission allowances, and RECs. Prices for natural gas, coal, electricity, emission allowances, and RECs may fluctuate substantially over relatively short periods of time and expose Consumers to commodity price risk. A substantial portion of Consumers’ operating expenses for its plants consists of the costs of obtaining these commodities. Consumers manages these risks using established policies and procedures, and it may use various contracts to manage these risks, including swaps, options, futures, and forward contracts. No assurance can be made that these strategies will be successful in managing Consumers’ pricing risk or that they will not result in net liabilities to Consumers as a result of future volatility in these markets.

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

CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income, real estate, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves at CMS Energy or Consumers could have a material adverse effect on its liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to changing tax laws. Increases in local, state, or federal tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.

Consumers is exposed to risks related to general economic conditions in its service territories.

Consumers’ electric and gas utility businesses are affected by the economic conditions of the customers they serve. In Consumers’ service territories in Michigan, the economy has been affected adversely by economic and financial instability in the automotive and real estate sectors and by relatively high unemployment. The Michigan economy also has been affected negatively by the uncertainty in the financial and credit markets. If economic conditions in Michigan decline further, Consumers may experience reduced demand for electricity or natural gas that could result in decreased earnings and cash flow. In addition, economic conditions in Consumers’ service territory affect its collections of accounts receivable and levels of lost or stolen gas, which in turn impact its liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.

CMS Energy’s and Consumers’ businesses are seasonal. Demand for electricity is greater in the summer cooling season and the winter heating season. Demand for natural gas peaks in the winter heating season. Accordingly, their overall results in the future may fluctuate substantially on a seasonal basis. Mild temperatures during the summer cooling season and winter heating season could have a material adverse affect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

Unplanned power plant outages could be costly for Consumers.

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

A work interruption or other union actions could adversely affect CMS Energy and Consumers.

Over 40 percent of CMS Energy’s and Consumers’ employees are represented by a union. If these employees were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in future labor agreements were renegotiated, CMS Energy and Consumers could experience a significant disruption in their operations and higher ongoing labor costs.

Failure to attract and retain an appropriately qualified workforce could harm CMS Energy’s and Consumers’ results of operations.

If CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs. These challenges could include a lack of resources, loss of knowledge, and delays in skill development. Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents. Failing to train replacement employees adequately and to transfer internal knowledge and expertise could affect CMS Energy’s and Consumers’ ability to manage and operate their businesses. If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their results of operations could be affected negatively.

Consumers may not be able to obtain an adequate supply of coal or natural gas, which could limit its ability to operate its electric generation facilities or serve its natural gas customers.

Consumers is dependent on coal for a significant portion of its electric generating capacity. While Consumers has coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to Consumers. The suppliers under the agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to Consumers. In addition, suppliers under these agreements may not be required to supply coal to Consumers under certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its coal requirements under existing or future coal supply and transportation contracts, it may be required to purchase coal at higher prices, or it may be forced to purchase electricity from higher cost generating resources in the Midwest Energy Market, which would increase Consumers’ working capital requirements.

Consumers has firm interstate transportation and supply agreements in place to facilitate deliveries of natural gas to its customers. Apart from the contractual and monetary remedies available to Consumers in the event of a counterparty’s failure to perform, there can be no assurances that the counterparties to these firm interstate transportation and supply agreements will fulfill their obligations to provide natural gas to Consumers. In addition, suppliers under these agreements may not be required to deliver natural gas to Consumers in certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its natural gas supply requirements under existing or future natural gas supply and transportation contracts, it could be required to purchase natural gas at higher prices from other sources or implement its natural gas curtailment program filed with the MPSC, which would increase Consumers’ working capital requirements and decrease its natural gas revenues.

Electric industry regulation could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

Federal and state regulation of electric utilities has changed dramatically in the last two decades and could continue to change over the next several years. These changes could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to, or affected by, extensive federal and state utility regulation. In CMS Energy’s and Consumers’ business planning and management of operations, they must address the effects of existing and proposed regulation on their businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators, and taxing authorities. Adoption of new regulations by federal or state agencies, or changes to present regulations and interpretations of these regulations, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

There are multiple proceedings pending before FERC involving transmission rates, regional transmission organizations, and electric bulk power markets and transmission. CMS Energy and Consumers cannot predict the impact of these electric industry restructuring proceedings on their liquidity, financial condition, and results of operations.

Electric industry legislation could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

The 2008 Energy Legislation, among other things, limits alternative electric supply to ten percent of weather-adjusted retail sales for the preceding calendar year for ROA. Proposals have been made to raise that limit, which, if enacted, could have a material adverse effect on Consumers’ business. Proposals also have been made to increase the electric sales volume that will be required from renewable energy sources. Other new legislation or interpretations could change how the businesses of CMS Energy and Consumers operate, impact the ability of Consumers to recover costs through rate increases, or require CMS Energy or Consumers to incur additional expenses.

The markets for alternative energy and distributed generation could impact financial results.

Advances in technology could reduce the cost of alternative methods of producing electricity, such as fuel cells, microturbines, windmills, and photovoltaic (solar) cells, to a level that is competitive with that of fossil-fuel technology utilized by CMS Energy and Consumers to produce a majority of their electricity. It is also possible that electric customers could reduce their electric consumption significantly through demand-side energy conservation programs. Changes in technology could also alter the channels through which electric customers buy electricity. Any of these changes could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, or results of operations.

CMS Energy and Consumers are subject to rate regulation, which could have an adverse effect on financial results.

CMS Energy and Consumers are subject to rate regulation. Electric and gas rates for their utilities are set by the MPSC and cannot be increased without regulatory authorization. While Consumers is permitted by the 2008 Energy Legislation to self-implement rate changes six months after a rate filing with the MPSC, subject to certain limitations, if a final rate order from the MPSC provides for lower rates than Consumers self-implemented, Consumers must refund the difference, with interest. Also, the MPSC may delay or deny implementation of a rate increase upon showing of good cause.

In addition, Consumers’ plans for making significant capital investments, including modifications to meet new environmental requirements and investment in new generation, could be affected adversely or could have a material adverse effect on Consumers if rate regulators fail to provide timely rate relief. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of modifications to meet environmental requirements and other prudent investments. In addition, because certain costs are mandated by state requirements for cost recovery, such as resource additions to meet Michigan’s renewable resource standard, regulators could be more inclined to oppose rate increases for other required items and investments. Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including failure of Michigan’s economy to improve or diminishment of Consumers’ customer base. In addition to potentially affecting Consumers’ investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

A further regulatory risk could arise from the MPSC’s adoption of mechanisms to decouple revenues from electricity and gas sales. The MPSC’s adoption or future treatment of these mechanisms could impact future revenues.

FERC authorizes certain subsidiaries of CMS Energy to sell electricity at market-based rates. Failure of CMS Energy and Consumers to obtain adequate rates or regulatory approvals in a timely manner could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

The various risks associated with the MPSC and FERC regulation of CMS Energy’s and Consumers’ businesses, which include the risk of adverse decisions in any number of rate or regulatory proceedings before either agency, could have a substantial negative effect on the companies’ investment plans and results of operations.

CMS Energy’s and Consumers’ financial statements, including their reported earnings, could be significantly impacted by convergence with International Financial Reporting Standards.

The FASB is expected to make broad changes to GAAP as part of an overall initiative to converge U.S. standards with International Financial Reporting Standards. These changes could have significant impacts on the financial statements of CMS Energy and Consumers. Also, the SEC is considering incorporating International Financial Reporting Standards into the financial reporting system for U.S. registrants. A transition to International Financial Reporting Standards could significantly impact CMS Energy’s and Consumers’ financial results, since these standards differ from GAAP in many ways. One of the major differences is the lack of special accounting treatment for regulated activities under International Financial Reporting Standards, which could result in greater earnings volatility for CMS Energy and Consumers.

CMS Energy and Consumers are exposed to credit risk of those with whom they do business.

CMS Energy and Consumers are exposed to credit risk of counterparties with whom they do business. Adverse economic conditions or financial difficulties experienced by these counterparties could impair the ability of these counterparties to pay for CMS Energy’s and Consumers’ services or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform services timely. Any delay or default in payment or performance of contractual obligations could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

In recent years, the capital and credit markets have experienced unprecedented high levels of volatility and disruption. Market disruption and volatility could have a negative impact on CMS Energy’s and Consumers’ lenders, suppliers, customers, and other counterparties, causing them to fail to meet their obligations. Adverse economic conditions could also have a negative impact on the loan portfolio of CMS Energy’s banking subsidiary, EnerBank.

CMS Energy could be required to pay cash to certain security holders in connection with the optional conversion of their convertible securities.

CMS Energy has issued two series of cash-convertible securities, of which an aggregate principal amount of $460 million was outstanding at December 31, 2010. If the trading price of CMS Energy’s common stock exceeds specified amounts at the end of a particular fiscal quarter, then holders of one or more series of these convertible securities will have the option to convert their securities in the following fiscal quarter, with the principal amount payable in cash by CMS Energy. Accordingly, if these trading price minimums are satisfied and security holders exercise their conversion rights, CMS Energy may be required to outlay a significant amount of cash to those security holders, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

There are risks associated with Consumers’ significant capital investment program planned for the next five years.

Consumers’ planned investments include an advanced metering infrastructure program, renewable power generation, gas compression, environmental controls, other electric and gas infrastructure to upgrade delivery systems, and, potentially, new power plants. The success of these investments depends on or could be affected by a variety of factors including, but not limited to, effective cost and schedule management during implementation, changes in commodity and other prices, operational performance, changes in environmental, legislative and regulatory requirements, and regulatory cost recovery. Consumers cannot predict the impact that any of these factors could have on the success of its capital investment program. It is possible that adverse events associated with these factors could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1, all of which are incorporated by reference in this Item 2:

•	Business, Business Segments, Consumers Electric Utility, Electric Utility Properties;

•	Business, Business Segments, Consumers Gas Utility, Gas Utility Properties; and

•	Business, Business Segments, Enterprises Segment — Non-Utility Operations and Investments, IPP Properties.

ITEM 3. LEGAL PROCEEDINGS

For information regarding CMS Energy’s, Consumers’, and their subsidiaries’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Contingencies and Commitments and Note 6, Regulatory Matters.

CMS Energy, Consumers, and certain of their subsidiaries and affiliates are also parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Energy

CMS Energy’s common stock is traded on the New York Stock Exchange. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 7. MD&A and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 22, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At February 10, 2011, the number of registered holders of CMS Energy’s common stock totaled 42,360, based on the number of record holders. Presented in the following table are CMS Energy’s dividends on its common stock:

	Per Share
	February	May	August	November

2010	$0.150	$0.150	$0.150	$0.210
2009	$0.125	$0.125	$0.125	$0.125

Information regarding securities authorized for issuance under equity compensation plans is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein. For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Financings and Capitalization.

Consumers

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market. Presented in the following table are Consumers’ cash dividends on its common stock:

	In Millions
	February	May	August	November

2010	$114	$54	$91	$99
2009	$72	$58	$103	$52

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Financings and Capitalization.

Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2010:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares Purchased	Price Paid	Announced Plans or	Publicly Announced
Period	(a)	per Share	Programs	Plans or Programs

October 1, 2010 to October 31, 2010	2,071	$18.54	—	—
November 1, 2010 to November 30, 2010	—	—	—	—
December 1, 2010 to December 31, 2010	1,861	18.62	—	—

Total	3,932	$18.58	—	—

(a)	Common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the PISP. Shares repurchased have a value based on the market price on the vesting date.

Unregistered Sales of Equity Securities

On December 30, 2010, CMS Energy issued 166,930 shares of its common stock and paid $3 million in cash in exchange for $3 million aggregate principal amount of its 3.375 percent Convertible Senior Notes Due 2023, Series B. These convertible notes were tendered for conversion on December 13, 2010 in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Sixteenth Supplemental Indenture dated as of December 16, 2004. Such shares of common stock were issued based on the conversion value of $2,006.88 per $1,000 principal amount of convertible note. The issuance of these shares of common stock was an exchange of securities with existing shareholders and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

CMS Energy

Selected financial information is contained in Item 8. Financial Statements and Supplementary Data, CMS Energy’s Selected Financial Information, which is incorporated by reference herein.

Consumers

Selected financial information is contained in Item 8. Financial Statements and Supplementary Data, Consumers’ Selected Financial Information, which is incorporated by reference herein.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page intentionally left blank)

2010 Consolidated Financial Statements

and

2010 Consolidated Financial Statements

Selected Financial Information	CMS Energy Corporation

		2010	2009	2008	2007	2006

Operating revenue (in millions)	($)	6,432	6,205	6,807	6,451	6,117
Income (loss) from equity method investees (in millions)	($)	11	(2)	5	40	89
Income (loss) from continuing operations (in millions)(a)	($)	366	220	301	(120)	(242)
Income (loss) from discontinued operations (in millions)	($)	(23)	20	1	(110)	60
Net income (loss) available to common stockholders (in millions)	($)	324	218	284	(234)	(96)
Average common shares outstanding (in thousands)		231,473	227,169	225,671	224,473	221,618
Earnings (loss) from continuing operations per average common share
CMS Energy — Basic	($)	1.50	0.87	1.25	(0.65)	(0.67)
- Diluted	($)	1.36	0.83	1.20	(0.65)	(0.67)
Earnings (loss) per average common share
CMS Energy — Basic	($)	1.40	0.96	1.25	(1.04)	(0.43)
- Diluted	($)	1.28	0.91	1.20	(1.04)	(0.43)
Cash provided by operations (in millions)	($)	959	848	557	23	688
Capital expenditures, excluding assets placed under capital lease (in millions)	($)	821	818	792	1,263	670
Total assets (in millions)	($)	15,616	15,256	14,901	14,180	15,324
Long-term debt, excluding current portion (in millions)	($)	6,448	5,895	6,015	5,533	6,338
Non-current portion of capital and finance lease obligations (in millions)	($)	188	197	206	225	42
Total preferred stock (in millions)	($)	—	239	243	250	261
Cash dividends declared per common share	($)	0.66	0.50	0.36	0.20	—
Market price of common stock at year-end	($)	18.60	15.66	10.11	17.38	16.70
Book value per common share at year-end	($)	11.19	11.42	10.93	9.54	10.14
Number of employees at year-end (full-time equivalents)		7,822	8,039	7,970	7,898	8,640
Electric Utility Statistics
Sales (billions of kWh)		38	36	37	39	38
Customers (in thousands)		1,792	1,796	1,814	1,799	1,797
Average sales rate per kWh	(¢)	10.54	9.81	9.48	8.65	8.46
Gas Utility Statistics
Sales and transportation deliveries (bcf)		317	319	338	340	309
Customers (in thousands)(b)		1,711	1,708	1,713	1,710	1,714
Average sales rate per mcf	($)	10.60	10.73	11.25	10.66	10.44

(a)	Income (loss) from continuing operations includes income (loss) attributable to noncontrolling interests of $3 million at December 31, 2010, $11 million at December 31, 2009, $7 million at December 31, 2008, $(8) million at December 31, 2007, and $(97) million at December 31, 2006.

(b)	Excludes off-system transportation customers.

Selected Financial Information	Consumers Energy Company

		2010	2009	2008	2007	2006

Operating revenue (in millions)	($)	6,156	5,963	6,421	6,064	5,721
Income from equity method investees (in millions)	($)	—	—	—	—	1
Net income (in millions)	($)	434	293	364	312	186
Net income available to common stockholder (in millions)	($)	432	291	362	310	184
Cash provided by operations (in millions)	($)	910	922	873	440	474
Capital expenditures, excluding assets placed under capital lease (in millions)	($)	815	811	789	1,258	646
Total assets (in millions)	($)	14,839	14,622	14,246	13,401	12,845
Long-term debt, excluding current portion (in millions)	($)	4,488	4,063	3,908	3,692	4,127
Non-current portion of capital and finance lease obligations (in millions)	($)	188	197	206	225	42
Total preferred stock (in millions)	($)	44	44	44	44	44
Number of preferred stockholders at year-end		1,496	1,531	1,584	1,641	1,728
Number of employees at year-end (full-time equivalents)		7,522	7,755	7,697	7,614	8,026
Electric Utility Statistics
Sales (billions of kWh)		38	36	37	39	38
Customers (in thousands)		1,792	1,796	1,814	1,799	1,797
Average sales rate per kWh	(¢)	10.54	9.81	9.48	8.65	8.46
Gas Utility Statistics
Sales and transportation deliveries (bcf)		317	319	338	340	309
Customers (in thousands)(a)		1,711	1,708	1,713	1,710	1,714
Average sales rate per mcf	($)	10.60	10.73	11.25	10.66	10.44

(a)	Excludes off-system transportation customers.

CMS Energy Corporation

Consumers Energy Company

MANAGEMENT’S DISCUSSION AND ANALYSIS

This MD&A is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic IPP. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, owns and operates power generation facilities.

CMS Energy and Consumers manage their businesses by the nature of services each provides. CMS Energy operates principally in three business segments: electric utility; gas utility; and enterprises, its non-utility investments and operations. Consumers operates principally in two business segments: electric utility and gas utility.

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

•	regulation and regulatory matters;

•	economic conditions;

•	weather;

•	energy commodity prices;

•	interest rates; and

•	CMS Energy’s and Consumers’ securities’ credit ratings.

During the past several years, CMS Energy’s “Growing Forward” business strategy has emphasized the following key elements:

Utility Investment

Consumers expects to make capital investments of more than $6 billion over the next five years, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency, demand management, expanded use of renewable energy, development of new power plants, pursuit of additional PPAs to complement existing generating sources, potential retirement or mothballing of older generating units, and continued operation of others.

Presented in the following illustration are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2011 through 2015:

Renewable energy projects are a major component of Consumers’ planned capital investments. Consumers expects to spend $650 million on renewable energy investments through 2015. The 2008 Energy Legislation requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind. In 2010, Consumers filed with the MPSC its first annual reports and reconciliations for its renewable energy plan and its energy optimization plan, requesting approval of 2009 plan costs. As one of the conditions to the continuation of the electric and gas decoupling mechanisms that were adopted in general rate cases, Consumers must exceed the statutory savings targets specified in the 2008 Energy Legislation for 2011 through 2014. In December 2010, the MPSC approved Consumers’ amended energy optimization plan to recover the additional spending necessary to exceed these savings targets.

In February 2011, Consumers and Detroit Edison together announced an $800 million maintenance and upgrade project at their jointly owned Ludington pumped-storage plant. The project, scheduled to begin in 2013 and extend through 2019, will increase the capacity of Ludington from its present level of 1,872 MW to about 2,172 MW. Consumers expects its share of the project cost to total $400 million.

Consumers’ smart grid program will also represent a significant capital investment. The initial deployment will include advanced metering infrastructure and will follow a phased approach, beginning in early 2012. Consumers expects to spend $355 million on its smart grid program through 2015.

In May 2010, Consumers announced plans to defer the development of its proposed 830-MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity resulting from the recession in Michigan, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market.

Regulation

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. Recent significant regulatory events and developments are summarized below.

•	Big Rock Decommissioning Refund: In February 2010, the MPSC issued an order requiring that Consumers refund to customers $85 million collected during a rate freeze from 2001 to 2003 plus interest. Consumers completed this refund in January 2011. Consumers has filed an appeal of this order.

•	2009 Gas Rate Case: In May 2010, the MPSC issued a gas rate order authorizing Consumers to increase its gas rates in an annual amount of $66 million based on an authorized return on equity of 10.55 percent. This rate order also adopted a pilot revenue decoupling mechanism. In general, a decoupling mechanism allows a utility to adjust rates due to changes in sales volumes, in order to improve the match between the collection of revenues and the revenue level approved by the utility’s regulator. Consumers’ gas decoupling mechanism, subject to certain conditions, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from energy efficiency, conservation, and other non-weather factors. This mechanism is subject to review at the end of annual periods.

•	2010 Gas Rate Case: In August 2010, Consumers filed an application with the MPSC seeking an annual gas rate increase of $55 million based on an 11 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. In January 2011, Consumers filed testimony and exhibits with the MPSC in support of a self-implemented annual gas rate increase of $48 million, subject to refund with interest. In February 2011, Consumers filed a letter with the MPSC revising the proposed self-implemented increase to $29 million. The MPSC issued an order in February 2011, delaying Consumers’ self-implementation in order to give other parties to the proceeding an opportunity to respond to Consumers’ revised self-implementation filing.

•	2010 Electric Rate Case: In November 2010, the MPSC issued an electric rate order authorizing Consumers to increase its rates in an annual amount of $146 million based on an authorized return on equity of 10.7 percent. This electric rate order continues Consumers’ pilot electric decoupling mechanism, which, subject to certain conditions, was adopted in a November 2009 electric rate order. The electric decoupling mechanism is similar to the gas decoupling mechanism, but also permits rate adjustments to compensate for changes in sales volumes resulting from weather fluctuations. The mechanism is subject to review at the end of annual periods.

Environmental regulation is another area of importance for CMS Energy and Consumers. In 2009, the EPA issued an endangerment finding that greenhouse gases, including carbon dioxide, contribute to air pollution that may endanger the public health and welfare, thus setting the stage for regulation of carbon dioxide emissions under the Clean Air Act. The EPA also issued an Advance Notice of Proposed Rulemaking in April 2010, indicating that it is considering a variety of regulatory actions with respect to PCBs. In June 2010, the EPA proposed a range of alternatives for regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. In July 2010, the EPA released CATR, a proposed rule that would replace CAIR. CMS Energy and Consumers are monitoring these developments for potential effects on their plans and operations.

Safety

The safety and security of employees, customers, and the general public remain a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions.

Financial Performance in 2010 and Beyond

In 2010, CMS Energy’s net income available to common stockholders was $324 million, and diluted earnings per share were $1.28. This compares with net income available to common stockholders of $218 million and diluted earnings per share of $0.91 in 2009.

Among the most significant factors contributing to CMS Energy’s improved performance in 2010 were benefits from electric and gas rate orders, the absence of a revenue reduction in 2009 associated with the Big Rock decommissioning refund order, increased deliveries of electricity, and an insurance settlement related to a previously sold investment.

Also in 2010, CMS Energy recognized a $40 million charge to increase the recorded liability for its affiliates’ environmental remediation obligation associated with Bay Harbor. This increase was due to several factors, including anticipated cost increases for the disposal of leachate under an NPDES permit issued by the MDNRE; additional costs for the increased scope of remediation to meet EPA and MDNRE requirements; and increased legal, management, and engineering costs due to delays in reaching an agreement with all involved parties. In addition, Consumers recorded charges of $22 million in 2010 to write off previously capitalized development costs associated with its proposed coal-fueled plant. These charges reflected Consumers’ decision to defer the development of the plant, and the reduced likelihood that the plant will be constructed.

A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance in 2010 can be found in the “Results of Operations” section that follows this Executive Overview.

In 2010, Consumers’ weather-adjusted electric deliveries increased by 1.7 percent over 2009, while Consumers’ weather-adjusted gas deliveries were at similar levels to 2009. These trends support CMS Energy’s view that economic conditions in Michigan have stabilized. Although Michigan’s economy continues to be affected by the recession and its impact on the state’s automotive industry, by high unemployment rates, and by a modestly shrinking population, there are indications that the recession is easing in Michigan. Consumers expects its electric sales to increase by about 1.5 percent annually through 2016, driven largely by the continued rise in industrial production. Consumers is projecting that its gas sales will decline by about one percent annually through 2016, due largely to energy efficiency and conservation.

As Consumers continues to seek fair and timely regulatory treatment, delivering customer value will remain a key strategic priority. To keep costs down for its utility customers, Consumers has set aggressive goals for annual productivity improvements. Additionally, Consumers will strive to give priority to capital investments that increase customer value or lower costs.

Consumers expects to continue to have sufficient capacity to fund its investment-based growth plans. CMS Energy also expects its sources of liquidity to remain sufficient to meet its cash requirements. CMS Energy and Consumers will continue to monitor developments in the financial and credit markets, as well as government policy responses to those developments, for potential implications for their businesses and their future financial needs.

RESULTS OF OPERATIONS

CMS Energy’s Consolidated Results of Operations

Years Ended December 31	2010	2009	2008
	In Millions (except for Per Share Amounts)

Net Income Available to Common Stockholders	$324	$218	$284
Basic Earnings Per Share	$1.40	$0.96	$1.25
Diluted Earnings Per Share	$1.28	$0.91	$1.20

Years Ended December 31	2010	2009	Change	2009	2008	Change
	In Millions

Electric Utility	$303	$194	$109	$194	$271	$(77)
Gas Utility	127	96	31	96	89	7
Enterprises	36	(7)	43	(7)	13	(20)
Corporate Interest and Other	(119)	(85)	(34)	(85)	(90)	5
Discontinued Operations	(23)	20	(43)	20	1	19

Net Income Available to Common Stockholders	$324	$218	$106	$218	$284	$(66)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2010 versus 2009:

	2010 Over/(Under) 2009
		(In Millions)

Electric and gas rate orders		$90
Electric sales:
Weather	$52
Customer shift to energy-only rates and to ROA	(36)
Decoupling benefit	11	27

Gas sales, primarily weather		(14)
2009 net benefits, primarily asset sale gain and tax credit		(17)
Write-off of proposed coal-fueled plant cost		(14)
Other, mainly depreciation		(5)	$67

Subsidiary earnings of enterprises segment			13
Cost of debt retirements and preferred stock redemptions, net		(20)
Interest expense		(9)
Other, mainly tax adjustments		(6)	(35)

2009 Big Rock decommissioning refund		79
Insurance settlement recovery		31
2009 gain on indemnity expiration		(31)
Other, including increase in Bay Harbor environmental liability		(18)	61

Total change			$106

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2009 versus 2008:

	2009 Over/(Under) 2008
		(In Millions)

Electric and gas rate orders		$139
Electric and gas sales:
Weather	$(34)
Lower deliveries, mainly economic conditions	(14)	(48)

2008 net benefits, primarily sulfur dioxide credits		(23)
Plant maintenance expense		(20)
Pension and OPEB expenses		(19)
Forestry and tree trimming costs		(12)
Other, mainly higher property tax and interest expense		(19)	$(2)

Subsidiary earnings of enterprises segment			5
Gain on early retirement of debt		7
Other, mainly tax adjustments		3	10

Big Rock decommissioning refund		(79)
Increase in Bay Harbor environmental liability		(22)
Gain on indemnity expiration		31
Other		(9)	(79)

Total change			$(66)

Consumers’ Electric Utility Results of Operations

Years Ended December 31	2010	2009	Change	2009	2008	Change
	In Millions

Net Income Available to Common Stockholders	$303	$194	$109	$194	$271	$(77)
Reasons for the change:
Electric deliveries and rate increases			$266			$(6)
Power supply costs and related revenue			(7)			(1)
Other income, net of expenses			(27)			14
Maintenance and other operating expenses			(59)			(77)
Depreciation and amortization			(9)			(2)
General taxes			2			(10)
Interest charges			23			(42)
Income taxes			(80)			47

Total change			$109			$(77)

Electric deliveries and rate increases: For 2010, electric delivery revenues increased $266 million compared with 2009. This variance included $84 million associated with favorable weather in 2010, offset partially by $40 million of decreased demand revenues and $19 million from lower customer usage. Additionally, revenues increased $32 million due to surcharges from MPSC orders allowing recovery of retirement benefit expenses, and $100 million from authorized rate increases in November 2010 and November 2009. Revenues also increased $99 million due to the absence of a refund ordered in 2009 related to the Big Rock decommissioning case. For more details regarding the Big Rock decommissioning order, see Note 6, Regulatory Matters. Other miscellaneous revenue increases totaled $10 million. Overall, deliveries to end-use customers were 37.7 billion kWh in 2010, an increase of 1.9 billion kWh or 5.3 percent compared with 2009.

For 2009, electric delivery revenues decreased $6 million compared with 2008. This variance resulted from $43 million associated with unfavorable weather in 2009, $10 million from lower customer usage, and $99 million from a refund order related to the Big Rock decommissioning case, offset largely by $146 million of additional revenues from authorized rate increases in June 2008 and November 2009. Overall, deliveries to end-use customers were 35.8 billion kWh in 2009, a decrease of 1.7 billion kWh or 4.5 percent compared with 2008.

Other income, net of expenses: For 2010, other income decreased $27 million compared with 2009, due primarily to a reduction of $8 million in interest income recorded on regulatory assets and the absence, in 2010, of $9 million of gains recognized on land sales in 2009.

For 2009, other income increased $14 million compared with 2008, due primarily to $9 million of gains recognized on land sales in 2009 and an $11 million impairment charge recorded on Consumers’ SERP investments in 2008.

Maintenance and other operating expenses: For 2010, maintenance and other operating expenses increased $59 million compared with 2009. The increase was due primarily to higher retirement benefit expenses of $32 million and a $22 million impairment charge related to Consumers’ decision to defer the development of its proposed coal-fueled plant.

For 2009, maintenance and other operating expenses increased $77 million compared with 2008. The increase was due primarily to $24 million of higher plant maintenance expenses, $23 million related to energy optimization program costs, and higher benefit expenses of $7 million. In addition, expenses increased $35 million in 2009 due to sulfur dioxide credits and RCP savings on Consumers’ MCV PPA contract recorded in 2008.

Interest charges: For 2010, interest charges decreased $23 million compared with 2009. The decrease was due to the absence, in 2010, of $31 million of interest expense associated with the 2009 Big Rock decommissioning order, offset partially by an $8 million increase in other interest charges in 2010.

For 2009, interest charges increased $42 million compared with 2008, due to higher interest expense of $31 million associated with the Big Rock decommissioning order and an $11 million increase in other interest charges.

Income taxes: For 2010, income taxes increased $80 million compared with 2009, due to higher electric utility earnings. For 2009, income taxes decreased $47 million compared with 2008, due to lower electric utility earnings.

Consumers’ Gas Utility Results of Operations

Years Ended December 31	2010	2009	Change	2009	2008	Change
	In Millions

Net Income Available to Common Stockholders	$127	$96	$31	$96	$89	$7
Reasons for the change:
Gas deliveries and rate increases			$60			$29
Other income, net of expenses			(2)			13
Maintenance and other operating expenses			(7)			(32)
Depreciation and amortization			(4)			18
General taxes			2			(4)
Interest charges			(7)			(5)
Income taxes			(11)			(12)

Total change			$31			$7

Gas deliveries and rate increases: For 2010, gas delivery revenues increased $60 million compared with 2009, due primarily to additional revenues of $54 million from an authorized rate increase in May 2010. In addition, surcharge and other miscellaneous revenues increased $30 million. These increases were offset partially by a $24 million reduction due to unfavorable weather in 2010. Gas deliveries, including miscellaneous transportation to end-use customers, were 273.1 bcf in 2010, a decrease of 11.2 bcf or 3.9 percent compared with 2009.

For 2009, gas delivery revenues increased $29 million compared with 2008, due to additional revenues of $32 million from an authorized rate increase in December 2008 and a self-implemented rate increase in November 2009. In addition, surcharge and other miscellaneous revenues increased $28 million. These increases were offset by $10 million associated with unfavorable weather in 2009 and $21 million due to lower customer usage. Gas deliveries, including miscellaneous transportation to end-use customers, were 284.3 bcf in 2009, a decrease of 19.4 bcf or 6.4 percent compared with 2008.

Other income, net of expenses: Other income in 2010 was not materially different from other income in 2009.

For 2009, other income increased $13 million compared with 2008 due to $8 million of higher interest income on secured borrowing agreements and a $5 million impairment charge recorded on Consumers’ SERP investments in 2008.

Maintenance and other operating expenses: For 2010, maintenance and other operating expenses increased $7 million compared with 2009 due primarily to energy optimization program costs.

For 2009, maintenance and other operating expenses increased $32 million compared with 2008, due primarily to $14 million related to energy optimization program costs and higher benefit expenses of $12 million.

Depreciation and amortization: For 2010, depreciation and amortization expense increased $4 million compared with 2009, due primarily to increased plant in service. For 2009, depreciation and amortization expense decreased $18 million compared with 2008 due to the December 2008 gas rate order, which reduced depreciation expense.

Income taxes: For 2010, income taxes increased $11 million compared with 2009, and for 2009, income taxes increased $12 million compared with 2008. Both increases were due to higher gas utility earnings.

Enterprises Results of Operations

Years Ended December 31	2010	2009	Change	2009	2008	Change
	In Millions

Net Income (Loss) Available to Common Stockholders	$36	$(7)	$43	$(7)	$13	$(20)

For 2010, the enterprises segment reported net income of $36 million, compared with a net loss of $7 million for 2009. The $43 million change reflected income of $31 million from the settlement of an insurance claim related to a previously sold asset and a $9 million tax benefit related to the Michigan Business Tax. Additionally, income increased $6 million due to higher gas and power sales offset partially by increased maintenance and other operating expenses. These increases were offset by a $3 million decrease associated with Bay Harbor; in 2010, the enterprises segment recorded a $25 million after-tax increase in the environmental remediation liability associated with Bay Harbor, compared with a $22 million after-tax increase in 2009. For more details regarding Bay Harbor, see Note 5, Contingencies and Commitments.

For 2009, the enterprises segment reported a net loss of $7 million compared with net income of $13 million for 2008. The $20 million change was due primarily to a $22 million after-tax increase in the environmental remediation liability associated with Bay Harbor.

Corporate Interest and Other Results of Operations

Years Ended December 31	2010	2009	Change	2009	2008	Change
	In Millions

Net Loss Available to Common Stockholders	$(119)	$(85)	$(34)	$(85)	$(90)	$5

For 2010, corporate interest and other net expenses increased $34 million compared with 2009, reflecting an $18 million gain recognized in 2009 on the early retirement of long-term debt — related parties and $15 million due primarily to higher tax expense in 2010 related to the Michigan Business Tax. Additionally, interest expense increased $10 million due to higher debt levels at higher average interest rates. These items were offset partially by $9 million of higher net earnings at EnerBank and lower legal fees.

For 2009, corporate interest and other net expenses decreased $5 million, reflecting an $18 million gain on the early retirement of long-term debt — related parties, offset partially by $11 million in premiums paid on the early retirement of senior notes.

Discontinued Operations

For 2010, a loss of $23 million was recorded from discontinued operations, compared with income of $20 million for 2009. The $43 million change was due primarily to a $28 million gain recognized in 2009 on the expiration of an indemnity for a 2007 asset sale and $10 million of additional tax expense in 2010 resulting from an IRS audit adjustment related to a 2003 asset sale.

For 2009, income of $20 million was recorded from discontinued operations, compared with income of $1 million for 2008. The $19 million change was due primarily to a $28 million gain on the expiration of an indemnity for a 2007 asset sale, offset partially by a loss of $8 million, reflecting operating results at Exeter.

Cash Position, Investing, and Financing

At December 31, 2010, CMS Energy had $270 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents. At December 31, 2010, Consumers had $94 million of consolidated cash and cash equivalents, which included $23 million of restricted cash and cash equivalents.

Operating Activities

Presented in the following table are specific components of net cash provided by operating activities for the years ended December 31, 2010 and 2009:

Years Ended December 31	2010	2009	Change
	In Millions

CMS Energy, including Consumers
• Net income	$343	$240	$103
• Non-cash transactions(a)	1,112	877	235

	$1,455	$1,117	$338
• Sale of gas purchased in the prior year	756	845	(89)
• Purchase of gas in the current year	(663)	(718)	55
• Accounts receivable sales, net	(50)	(120)	70
• Postretirement benefits contributions	(463)	(262)	(201)
• Change in other core working capital(b)	(22)	(62)	40
• Other changes in assets and liabilities, net	(54)	48	(102)

Net cash provided by operating activities	$959	$848	$111

Consumers
• Net income	$434	$293	$141
• Non-cash transactions(a)	1,103	841	262

	$1,537	$1,134	$403
• Sale of gas purchased in the prior year	756	845	(89)
• Purchase of gas in the current year	(663)	(718)	55
• Accounts receivable sales, net	(50)	(120)	70
• Postretirement benefits contributions	(447)	(254)	(193)
• Change in other core working capital(b)	(19)	(58)	39
• Other changes in assets and liabilities, net	(204)	93	(297)

Net cash provided by operating activities	$910	$922	$(12)

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.

For the year ended December 31, 2010, net cash provided by operating activities at CMS Energy increased $111 million compared with 2009. The increase was due primarily to higher net income, net of non-cash transactions, offset partially by higher pension contributions.

For the year ended December 31, 2010, net cash provided by operating activities at Consumers decreased $12 million compared with 2009. The decrease was due primarily to higher pension contributions and refunds to customers. These changes were offset largely by increased billings due to recent regulatory actions.

Presented in the following table are specific components of net cash provided by operating activities for the years ended December 31, 2009 and 2008:

Years Ended December 31	2009	2008	Change
	In Millions

CMS Energy, including Consumers
• Net income	$240	$302	$(62)
• Non-cash transactions(a)	877	911	(34)

	$1,117	$1,213	$(96)
• Sale of gas purchased in the prior year	845	915	(70)
• Purchase of gas in the current year	(718)	(963)	245
• Electric sales contract termination payment	—	(275)	275
• Accounts receivable sales, net	(120)	170	(290)
• Postretirement benefits contributions	(262)	(51)	(211)
• Change in other core working capital(b)	(62)	(278)	216
• Other changes in assets and liabilities, net	48	(174)	222

Net cash provided by operating activities	$848	$557	$291

Consumers
• Net income	$293	$364	$(71)
• Non-cash transactions(a)	841	956	(115)

	$1,134	$1,320	$(186)
• Sale of gas purchased in the prior year	845	915	(70)
• Purchase of gas in the current year	(718)	(963)	245
• Accounts receivable sales, net	(120)	170	(290)
• Postretirement benefits contributions	(254)	(50)	(204)
• Change in other core working capital(b)	(58)	(289)	231
• Other changes in assets and liabilities, net	93	(230)	323

Net cash provided by operating activities	$922	$873	$49

(a)	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

(b)	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.

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

Investing Activities

Presented in the following table are specific components of cash used in investing activities for the years ended December 31, 2010 and 2009:

Years Ended December 31	2010	2009	Change
	In Millions

CMS Energy, including Consumers
• Capital expenditures	$(821)	$(818)	$(3)
• Cash effect of deconsolidation of partnerships	(10)	—	(10)
• Increase in loans and notes receivable	(131)	(83)	(48)
• Costs to retire property and other	(41)	(34)	(7)

Net cash used in investing activities	$(1,003)	$(935)	$(68)

Consumers
• Capital expenditures	$(815)	$(811)	$(4)
• Costs to retire property and other	(44)	(39)	(5)

Net cash used in investing activities	$(859)	$(850)	$(9)

For the year ended December 31, 2010, net cash used in investing activities at CMS Energy increased $68 million compared with 2009. The change was due primarily to an increase in EnerBank consumer lending. For the year ended December 31, 2010, net cash used in investing activities at Consumers increased $9 million compared with 2009, due to increases in capital expenditures and costs to retire property.

Presented in the following table are specific components of cash used in investing activities for the years ended December 31, 2009 and 2008:

Years Ended December 31	2009	2008	Change
	In Millions

CMS Energy, including Consumers
• Capital expenditures	$(818)	$(792)	$(26)
• Increase in non-current notes receivable	(83)	(19)	(64)
• Costs to retire property and other	(34)	(28)	(6)

Net cash used in investing activities	$(935)	$(839)	$(96)

Consumers
• Capital expenditures	$(811)	$(789)	$(22)
• Costs to retire property and other	(39)	(34)	(5)

Net cash used in investing activities	$(850)	$(823)	$(27)

For the year ended December 31, 2009, net cash used in investing activities at CMS Energy increased $96 million compared with 2008. For the year ended December 31, 2009, net cash used in investing activities at Consumers increased $27 million compared with 2008. The increases at CMS Energy were due primarily to increases in EnerBank consumer lending and in Consumers’ capital expenditures.

Financing Activities

Presented in the following table are specific components of net cash provided by (used in) financing activities for the years ended December 31, 2010 and 2009:

Years Ended December 31	2010	2009	Change
	In Millions

CMS Energy, including Consumers
• Issuance of FMBs, convertible senior notes, senior notes, and other debt	$1,704	$1,374	$330
• Retirement of debt and other debt maturity payments	(1,033)	(1,271)	238
• Payments of common and preferred stock dividends	(162)	(125)	(37)
• Redemption of preferred stock	(239)	(4)	(235)
• Changes in EnerBank notes payable	(40)	40	(80)
• Other financing activities	(28)	(49)	21

Net cash provided by (used in) financing activities	$202	$(35)	$237

Consumers
• Issuance of FMBs	$600	$500	$100
• Retirement of debt and other debt maturity payments	(482)	(387)	(95)
• Payments of common and preferred stock dividends	(360)	(287)	(73)
• Stockholder’s contribution from CMS Energy	250	100	150
• Other financing activities	(27)	(28)	1

Net cash used in financing activities	$(19)	$(102)	$83

For the year ended December 31, 2010, net cash provided by financing activities at CMS Energy increased $237 million compared to 2009. The change was due primarily to an increase in net proceeds from borrowings by CMS Energy, offset partially by a decrease in borrowings by EnerBank.

For the year ended December 31, 2010, net cash used in financing activities at Consumers decreased $83 million compared with 2009. The change was due primarily to a stockholder’s contribution from CMS Energy, offset partially by an increase in common dividend payments.

Presented in the following table are specific components of net cash provided by (used in) financing activities for the years ended December 31, 2009 and 2008:

Years Ended December 31	2009	2008	Change
	In Millions

CMS Energy, including Consumers
• Issuance of FMBs, convertible senior notes, senior notes, and other debt	$1,374	$1,396	$(22)
• Retirement of debt and other debt maturity payments	(1,271)	(1,130)	(141)
• Payments of common and preferred stock dividends	(125)	(93)	(32)
• Changes in EnerBank notes payable	40	—	40
• Other financing activities	(53)	(26)	(27)

Net cash provided by (used in) financing activities	$(35)	$147	$(182)

Consumers
• Issuance of FMBs	$500	$600	$(100)
• Retirement of debt and other debt maturity payments	(387)	(444)	57
• Payments of common and preferred stock dividends	(287)	(299)	12
• Stockholder’s contribution from CMS Energy	100	—	100
• Other financing activities	(28)	(33)	5

Net cash used in financing activities	$(102)	$(176)	$74

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

For additional details on long-term debt activity, see Note 7, Financings and Capitalization.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation, as well as by FERC requirements. For the year ended December 31, 2010, Consumers paid $358 million in common stock dividends to CMS Energy.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder’s contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers also have the following secured revolving credit facilities available:

At December 31, 2010	Amount of Facility	Amount Available	Expiration Date
	In Millions

CMS Energy
Revolving credit facility	$550	$547	April 2012
Consumers
Revolving credit facility	500	200	March 2012
Revolving credit facility	150	150	August 2013

CMS Energy and Consumers presently use these credit facilities to issue letters of credit, and they intend to renew these facilities at reasonable terms before their expiration. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At December 31, 2010, $250 million of account receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements and debt indentures contain covenants that require CMS Energy and Consumers to maintain certain financial ratios. CMS Energy’s $550 million revolving credit agreement specifies a maximum debt to EBITDA ratio, as defined therein, and a minimum interest coverage ratio, as defined therein. Also, certain of CMS Energy’s senior notes indenture supplements specify a minimum interest coverage ratio, as defined therein. Consumers’ revolving credit agreements specify a maximum debt to capital ratio, as defined therein. At December 31, 2010, no events of default had occurred with respect to any debt covenants contained in CMS Energy and Consumers’ credit agreements or debt indentures. CMS Energy and Consumers were each in compliance with these limits as of December 31, 2010, as presented in the following table:

(1)Minimum
		(2)Maximum	Ratio at
Credit agreement or facility	Description	Limit	December 31, 2010

CMS Energy’s revolving credit agreement	Debt to EBITDA	(2)7.0 to 1.0	4.70 to 1.0
CMS Energy’s revolving credit agreement	Interest Coverage	(1)1.2 to 1.0	3.62 to 1.0
CMS Energy’s senior notes indenture	Interest Coverage	(1)1.7 to 1.0	3.70 to 1.0
Consumers’ revolving credit agreements	Debt to Capital	(2)0.7 to 1.0	0.51 to 1.0

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to fund their contractual obligations for 2011 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual cash obligations for each of the periods presented. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ Consolidated Balance Sheets, other than the current portion of long-term debt and capital and finance leases.

	Payments Due
		Less Than	One to	Three to	More Than
At December 31, 2010	Total	One Year	Three Years	Five Years	Five Years
	In Millions

CMS Energy, including Consumers
Long-term debt(a)	$7,206	$439	$1,019	$976	$4,772
Interest payments on long-term debt(b)	2,909	357	662	587	1,303
Capital and finance leases(c)	212	23	50	42	97
Interest payments on capital and finance leases(d)	98	14	22	18	44
Operating leases(e)	260	29	57	51	123
Purchase obligations(f)	15,794	1,996	2,613	1,751	9,434
Purchase obligations — related parties(f)	1,735	87	180	193	1,275

Total contractual obligations	$28,214	$2,945	$4,603	$3,618	$17,048

Consumers
Long-term debt(a)	$4,529	$37	$755	$567	$3,170
Interest payments on long-term debt(b)	1,899	238	436	365	860
Capital and finance leases(c)	212	23	50	42	97
Interest payments on capital and finance leases(d)	98	14	22	18	44
Operating leases(e)	260	29	57	51	123
Purchase obligations(f)	15,794	1,996	2,613	1,751	9,434
Purchase obligations — related parties(f)	1,735	87	180	193	1,275

Total contractual obligations	$24,527	$2,424	$4,113	$2,987	$15,003

(a)	Principal amounts due on outstanding debt obligations, current and long-term, at December 31, 2010. For additional details on long-term debt, see Note 7, Financings and Capitalization.

(b)	Scheduled interest payments on both variable-rate and fixed-rate long-term debt, current and long-term. Variable interest payments are based on contractual rates in effect at December 31, 2010.

(c)	Principal portion of lease payments under capital and finance leases, comprising mainly leased service vehicles and certain PPAs.

(d)	Imputed interest on capital and finance leases.

(e)	Minimum noncancelable lease payments under leases of railroad cars and miscellaneous office buildings and equipment, which are accounted for as operating leases.

(f)	Long-term contracts for purchase of commodities and services. These obligations include operating contracts used for the purchase of capacity and energy from PURPA qualifying facilities. These commodities and services include natural gas and associated transportation, electricity, and coal and associated transportation.

For details related to benefit payments, see Note 11, Retirement Benefits.

Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 5, Contingencies and Commitments, “Guarantees.”

Capital Expenditures: Over the next five years, CMS Energy and Consumers expect to make capital investments of more than $6 billion. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2011 through 2015:

						Five Years
	2011	2012	2013	2014	2015	Total
			In Millions

CMS Energy, including Consumers
Consumers	$1,070	$1,290	$1,280	$1,530	$1,260	$6,430
Enterprises	6	8	1	1	1	17

Total CMS Energy	$1,076	$1,298	$1,281	$1,531	$1,261	$6,447

Consumers
Electric utility operations(a)(b)	$790	$1,060	$1,060	$1,310	$1,030	$5,250
Gas utility operations(b)	280	230	220	220	230	1,180

Total Consumers	$1,070	$1,290	$1,280	$1,530	$1,260	$6,430

(a)	These amounts include estimates for capital expenditures that may be required by environmental laws, regulations, or potential consent decrees.

(b)	These amounts include estimates for capital expenditures related to information technology projects, facility improvements, and vehicle leasing.

Presented in the following illustration are the components of CMS Energy’s (including Consumers’) planned capital spending for 2011 through 2015:

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see “Forward-Looking Statements and Information;” Note 5, Contingencies and Commitments; and Part I, Item 1A. Risk Factors.

Consumers’ Electric Utility Business Outlook and Uncertainties

Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet its projected short-term and long-term electric power requirements through:

•	energy efficiency;

•	demand management;

•	expanded use of renewable energy;

•	development of new power plants;

•	pursuit of additional PPAs to complement existing generating sources;

•	continued operation of existing units; and

•	potential retirement or mothballing of older generating units.

In May 2010, Consumers announced plans to defer the development of its proposed 830 MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity due to the recession, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers has been monitoring customer demand, fuel and power prices, and other market conditions, and has not set a timetable for a future decision about the project; however, the likelihood that the plant will be constructed has diminished significantly. Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, relying on additional market purchases, as well as continued operation of several existing generating units.

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

Under its renewable energy plan, Consumers expects to secure its required RECs each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. Presently, Consumers generates or purchases 1.6 million RECs per year, which represents 44 percent of the 2015 renewable energy requirement. In 2010, Consumers contracted for the purchase of 900,000 RECs per year, which represents an additional 25 percent of the 2015 renewable energy requirement. In addition, at December 2010, Consumers held three million RECs in inventory for use over the next 15 years beginning in 2015. This inventory will provide 200,000 RECs per year, or 5.5 percent of the 2015 renewable energy requirement.

To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through December 2010, Consumers has contracted for the purchase of 296 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.

Consumers has secured more than 79,000 acres of land easements in Michigan’s Huron, Mason, and Tuscola Counties for the potential development of wind generation, and is presently collecting wind speed and other meteorological data at those sites. Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of a 100-MW wind farm in Mason County, the Lake Winds Energy Park, which Consumers expects to be operational in late 2012. Consumers will continue to seek opportunities for wind generation development in support of the renewable capacity standards.

Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors.

Consumers expects weather-adjusted electric deliveries to increase in 2011 by two percent compared with 2010. Consumers’ outlook for 2011 includes continuing growth in deliveries to its largest customer, which produces energy-related and computer components. Consumers has a long-term contract with this customer to provide electricity at a discounted rate for economic development purposes. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2011 to be at a similar level to 2010. Consumers’ outlook reflects the impact of reduced deliveries associated with its investment in energy efficiency programs prescribed by the 2008 Energy Legislation, as well as recent projections of Michigan’s economic conditions.

Consumers believes economic conditions have stabilized. Consumers’ present outlook for electric delivery growth is about 1.5 percent annually on average through 2016. This reflects growth in electric deliveries offset by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:

•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.

A decoupling mechanism, authorized by the MPSC in Consumers’ 2009 electric rate case order and extended in the 2010 electric rate case order, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. Consumers expects this mechanism to reduce volatility of electric utility revenue.

Electric ROA: The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Legislation revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At December 31, 2010, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 807 MW of generation service to ROA customers. Based on 2010 weather-adjusted retail sales, Consumers expects 2011 electric deliveries under the ROA program to be at a similar level to 2010.

In May 2010, a bill was introduced to the Michigan Senate and House of Representatives that would increase from ten percent to 25 percent the proportion of an electric utility’s sales for which service may be provided by an alternative electric supplier. The 2010 legislative session ended without any definitive action being taken on this bill.

Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers continues to focus on complying with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers estimates that it will incur expenditures of $1.9 billion from 2011 through 2018 to comply with these regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Clean Air Interstate Rule/Clean Air Transport Rule: Due to a December 2008 court decision that remanded CAIR back to the EPA, CAIR remains in effect at this time, pending the EPA’s finalization of a new rule. In July 2010, the EPA released CATR, a proposed rule that would replace CAIR. Consumers is evaluating this proposed rule. If adopted in its present form, CATR could result in additional or accelerated environmental compliance costs related to Consumers’ fossil-fueled power plants and retirement of some or all of the older, smaller generating units in Consumers’ fleet. Presently, Consumers’ strategy to comply with CAIR involves the installation of state-of-the-art emission control equipment.

Federal Hazardous Air Pollutant Regulation: The EPA is developing Maximum Achievable Control Technology emission standards for electric generating units, based on Section 112 of the Clean Air Act. Consumers is unable to predict the impact of this proposed regulation, but expects to have a better understanding of the potential impact upon the release a proposed rule, which is expected in March 2011. Existing sources must meet the standards generally within three years of issuance of the final rule. The final rule is expected to be issued in November 2011.

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

In May 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule. The final rule, which numerous parties have challenged in the U.S. Court of Appeals for the D.C. Circuit, sets limits for greenhouse gas emissions that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Operating Permit programs. Consumers does not expect that this regulation will require it to incur significant expenditures for efficiency upgrades for modified or new facilities at this time.

Litigation, as well as federal laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted, could require Consumers to replace equipment, install additional equipment for emission controls, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

In 2010, carbon dioxide emissions from fossil-fueled power plants owned by Consumers, excluding the portion of Campbell Unit 3 that is owned by others, exceeded 18 million metric tons. During the same period, coal-fueled plants owned by the enterprises segment emitted about 700,000 metric tons of carbon dioxide.

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

Water: In 2004, the EPA issued rules that govern existing electric generating plant cooling water intake systems. These rules require a significant reduction in the number of fish harmed by cooling water intake structures at existing power plants. The EPA compliance options in the rule were challenged before the U.S. Court of Appeals for the Second Circuit, which remanded the bulk of the rule back to the EPA for reconsideration in 2007. In April 2009, the U.S. Supreme Court ruled in favor of the utility industry’s position that the EPA can rely on a cost-benefit analysis in setting the national performance standards for fish protection. The EPA is scheduled to issue a draft rule in the first half of 2011 and a final rule in 2012.

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

Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 5, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”

Electric Transmission: In June 2010, FERC issued a Notice of Proposed Rulemaking to establish a closer link between regional electric transmission planning and cost allocations to ensure the construction of required transmission facilities. In a related matter, MISO filed a tariff revision with FERC in July 2010, proposing a cost allocation methodology for a new category of transmission projects. In December 2010, FERC approved MISO’s cost allocation proposal. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects. In January 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a protest and request for rehearing with FERC, opposing the allocation methodology in the MISO tariff revision. Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ electric rate cases, PSCR, electric operation and maintenance expenditures show-cause order, electric depreciation cases, renewable energy plan, and energy optimization plan, see Note 6, Regulatory Matters, “Consumers’ Electric Utility.”

Consumers’ Gas Utility Business Outlook and Uncertainties

Gas Deliveries: Consumers expects 2011 weather-adjusted gas deliveries to decline by one percent compared with 2010, due to continuing conservation and overall economic conditions in Michigan. In addition, Consumers expects weather-adjusted gas deliveries to decline an average of one percent annually from 2012 through 2016, which includes expected effects of energy efficiency programs and continued conservation. Actual delivery levels from year to year may vary from this trend due to:

•	fluctuations in weather;

•	use by IPPs;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions, including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation.

A decoupling mechanism, authorized by the MPSC in Consumers’ 2009 gas rate case order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes by class arising from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. The mechanism will not provide rate adjustments for changes in sales volumes arising from weather fluctuations. Consumers expects this mechanism to mitigate the impacts of energy efficiency programs, conservation, and changes in economic conditions on its gas revenue.

Gas Pipeline Safety: In September 2010, the U.S. House of Representatives passed the Corporate Liability and Emergency Accident Notification Act, which would require oil and natural gas pipeline operators to notify regulators within one hour following the discovery of certain oil spills or natural gas leaks. The bill also would increase civil fines for delayed reporting of oil spills and natural gas leaks and would establish an online database of safety violations searchable by pipeline owner or operator.

In response to the natural gas pipeline explosion that occurred in San Bruno, California in September 2010, the U.S. House of Representatives and the U.S. Senate have proposed bills stipulating stricter regulation of natural gas pipelines nationwide. These proposed bills affect primarily transmission pipelines and contain provisions mandating:

•	the use of internal inspection devices or comparable methods effective in detecting pipeline deterioration;

•	the installation of automatic shutoff equipment in high-consequence areas; and

•	certain disclosures to homeowners and regulatory agencies.

Consumers continues to comply with laws and regulations governing natural gas pipeline safety. If these proposed laws are put into effect, Consumers could incur significant additional costs related to its natural gas pipeline safety programs. Consumers expects that it would be able to recover the costs in rates, consistent with the recovery of other reasonable costs of complying with laws and regulations.

Gas Environmental Estimates: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 5, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”

The Mandatory Reporting of Greenhouse Gases Rule requires facilities engaging in the distribution of natural gas to collect data on greenhouse gas emissions resulting from the combustion of natural gas. In 2010, Consumers estimated that carbon dioxide emissions from its customers were 15 million metric tons.

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ gas rate cases and GCR, see Note 6, Regulatory Matters, “Consumers’ Gas Utility.”

Consumers’ Other Outlook and Uncertainties

Smart Grid: Consumers’ grid modernization effort continues to move forward. The foundation of this effort is the installation of advanced metering and the infrastructure to support it. The installation will include smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing information technology systems to manage the data and enable changes to key business processes. It is intended to allow customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in lower peak capacity requirements. Due to this system’s complexity and relative market immaturity, Consumers intends to continue its phased implementation approach. Consumers has concluded the testing and assessment phase of the project and will begin full deployment of meters in early 2012.

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

For additional details regarding the enterprises segment’s uncertainties, see Note 5, Contingencies and Commitments.

Other Outlook and Uncertainties

Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 5, Contingencies and Commitments and Note 6, Regulatory Matters.

EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital that represents one percent of CMS Energy’s net assets and three percent of CMS Energy’s Net Income Available to Common Stockholders, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. The carrying value of EnerBank’s loan portfolio was $385 million at December 31, 2010. Its loan portfolio was funded primarily by deposit liabilities of $363 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 2.1 percent at December 31, 2009 to 1.4 percent at December 31, 2010. EnerBank expects the rate of loan defaults to decline further, and to level out at about 1.0 percent. CMS Energy is required to ensure that EnerBank remains well capitalized.

CRITICAL ACCOUNTING POLICIES

The following accounting policies and related information are important to an understanding of CMS Energy’s and Consumers’ results of operations and financial condition and should be considered an integral part of their MD&A. For additional accounting policies, see Note 1, Significant Accounting Policies.

Use of Estimates and Assumptions

In the preparation of CMS Energy’s and Consumers’ Consolidated Financial Statements, estimates and assumptions are used that may affect reported amounts and disclosures. CMS Energy and Consumers use accounting estimates for asset valuations, unbilled revenue, depreciation, amortization, financial and derivative instruments, employee benefits, the effects of regulation, indemnities, and contingencies. Actual results may differ from estimated results due to changes in the regulatory environment, regulatory decisions, lawsuits, competition, and other factors. CMS Energy and Consumers consider all relevant factors in making these assessments.

Fair Value Measurements: CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require significant judgment. For a detailed discussion of the valuation techniques and inputs used to calculate fair value measurements, see Note 4, Fair Value Measurements. Details about the fair value measurements for the Pension Plan and OPEB plan assets are included in Note 11, Retirement Benefits.

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

The estimates CMS Energy and Consumers use may change over time, which could have a material impact on their Consolidated Financial Statements. For additional details, see Note 20, Asset Sales, Discontinued Operations, and Impairment Charges.

Unbilled Revenues: CMS Energy’s and Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as Accounts receivable on CMS Energy’s and Consumers’ Consolidated Balance Sheets, were $439 million at December 31, 2010 and $477 million at December 31, 2009.

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

Under electric and gas rate orders issued by the MPSC in 2009 and 2010, Consumers was granted authority to implement revenue decoupling mechanisms. The electric decoupling mechanism adjusts customer rates to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the electric rate order and actual average sales per customer. The gas decoupling mechanism is similar, but does not adjust customer rates for changes in sales volumes resulting from weather fluctuations. Consumers accounts for these programs as alternative-revenue programs that meet the criteria for recognizing the effects of decoupling adjustments on revenue as electricity and gas are delivered.

Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund. A final rate order could differ materially from Consumers’ estimates underlying its self-implemented rates, giving rise to accounting adjustments. Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods.

For additional details, see Note 6, Regulatory Matters.

Financial and Derivative Instruments and Market Risk Information

Financial Instruments: Debt and equity securities classified as available for sale are reported at fair value as determined from quoted market prices or other observable, market-based inputs. Unrealized gains and losses resulting from changes in fair value of the equity securities are reported, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings. Unrealized gains resulting from changes in fair value of the debt securities are reported, net of tax, in equity as part of AOCI. Unrealized losses on the debt securities, if significant, are considered other than temporary and reported in earnings since these securities are managed by an independent investment manager that can sell the securities at its own discretion.

Derivative Instruments: CMS Energy and Consumers account for certain contracts as derivative instruments. The criteria used to determine if an instrument qualifies for derivative accounting are complex and often require significant judgment in application. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheet at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. For additional details on CMS Energy’s and Consumers’ derivatives, see Note 10, Derivative Instruments.

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

The fair values calculated for CMS Energy’s and Consumers’ derivatives may change significantly as commodity prices and volatilities change. The cash returns actually realized on derivatives may be different from their estimated fair values. For derivatives in an asset position, calculations of fair value include reserves of less than $1 million to reflect the credit risk of CMS Energy’s and Consumers’ counterparties. For derivatives in a liability position, calculations include reserves of less than $1 million to reflect CMS Energy’s and Consumers’ own credit risk. For additional details on how the fair values of derivatives are determined, see Note 4, Fair Value Measurements.

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

Market Risk Information: CMS Energy and Consumers are exposed to market risks including, but not limited to, changes in interest rates, commodity prices, and investment security prices. They may enter into various risk management contracts to limit exposure to these risks, including swaps, options, futures, and forward contracts. CMS Energy and Consumers enter into these contracts using established policies and procedures, under the direction of an executive oversight committee consisting of senior management representatives and a risk committee consisting of business unit managers.

These contracts contain credit risk, which is the risk that the counterparties will fail to meet their contractual obligations. CMS Energy and Consumers reduce this risk using established policies and procedures, such as evaluating counterparties’ credit quality and setting collateral requirements as necessary. If terms permit, standard agreements are used that allow for the netting of positive and negative exposures associated with the same counterparty. Given these policies, present exposures, and credit reserves, CMS Energy and Consumers do not expect a material adverse effect on their financial position or future earnings because of counterparty nonperformance.

The following risk sensitivities illustrate the potential loss in fair value, cash flows, or future earnings from financial instruments, including derivative contracts, assuming a hypothetical adverse change in market rates or prices of ten percent. Potential losses could exceed the amounts shown in the sensitivity analyses if changes in market rates or prices were to exceed ten percent.

Interest-Rate Risk: CMS Energy and Consumers are exposed to interest-rate risk resulting from issuing fixed-rate and variable-rate financing instruments. CMS Energy and Consumers use a combination of these instruments, and may also enter into interest-rate swap agreements, in order to manage this risk and to achieve a reasonable cost of capital.

Interest-Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

December 31	2010	2009
	In Millions

Fixed-rate financing — potential loss in fair value CMS Energy, including Consumers	$187	$183
Consumers	113	122

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at December 31, 2010 and 2009, assuming an adverse change in market interest rates of ten percent.

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

An adverse change in market prices of ten percent would result in a potential reduction in fair value of less than $1 million for CMS Energy’s and Consumers’ derivative contracts.

Investment Securities Price Risk: Through investments in debt and equity securities, CMS Energy and Consumers are exposed to changes in interest rates and price fluctuations in equity markets. The following table shows the potential effect of adverse changes in interest rates and fluctuations in equity prices on CMS Energy’s and Consumers’ available-for-sale investments.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market interest rates or prices of ten percent):

December 31	2010	2009
	In Millions

CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale:
SERP:
Mutual fund	$6	$—
State & municipal bonds	—	1
Consumers
Potential reduction in fair value of available-for-sale:
SERP:
Mutual fund	$4	$—
CMS Energy common stock	3	3

Shares in the mutual fund were acquired during the year ended December 31, 2010.

Notes Receivable Risk: CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.

Notes Receivable Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

December 31	2010	2009
	In Millions

CMS Energy, including Consumers
Potential reduction in fair value:
Notes receivable	$6	$5

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties. For additional details on market risk, financial instruments, and derivatives, see Note 9, Financial Instruments and Note 10, Derivative Instruments.

Retirement Benefits

Pension: CMS Energy and Consumers have external trust funds to provide retirement pension benefits to their employees under a non-contributory, defined benefit Pension Plan. On September 1, 2005, the defined benefit Pension Plan was closed to new participants and CMS Energy and Consumers implemented the qualified DCCP, which provides an employer contribution of six percent of base pay to the existing 401(k) plan. An employee contribution is not required to receive the plan’s employer cash contribution. All employees hired on or after September 1, 2005 participate in this plan as part of their retirement benefit program. Previous cash balance Pension Plan participants also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of that date.

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

CMS Energy and Consumers record liabilities for pension and OPEB on their Consolidated Balance Sheets at the present value of the future obligations, net of any plan assets. The calculation of the liabilities and associated expenses requires the expertise of actuaries, and requires many assumptions, including:

•	life expectancies;

•	discount rates;

•	expected long-term rate of return on plan assets;

•	rate of compensation increases; and

•	anticipated health care costs.

A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.

Presented in the following table are estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2013:

	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution
	In Millions

CMS Energy, including Consumers
2011	$104	$49	$—	$65
2012	106	57	—	49
2013	102	53	154	57
Consumers
2011	$101	$51	$—	$64
2012	103	59	—	48
2013	99	55	149	56

Contribution estimates include amounts required and discretionary contributions. Consumers’ pension and OPEB costs are recoverable through its general ratemaking process. Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

Lowering the expected long-term rate of return on the Pension Plan assets by 0.25 percentage point (from 8.0 percent to 7.75 percent) would increase estimated pension cost for 2011 by $4 million for both CMS Energy and Consumers. Lowering the discount rate by 0.25 percentage point (from 5.40 percent to 5.15 percent) would increase estimated pension cost for 2011 by $5 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 11, Retirement Benefits.

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

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities for assets that have insignificant cumulative disposal costs, such as substation batteries. For additional details, see Note 16, Asset Retirement Obligations.

NEW ACCOUNTING STANDARDS

For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 2, New Accounting Standards.

CMS Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2010	2009	2008
	In Millions

Operating Revenue	$6,432	$6,205	$6,807
Operating Expenses
Fuel for electric generation	604	541	600
Purchased and interchange power	1,239	1,163	1,335
Purchased power — related parties	85	—	—
Cost of gas sold	1,590	1,866	2,277
Maintenance and other operating expenses	1,206	1,163	1,019
Depreciation and amortization	576	570	588
General taxes	210	217	203
Insurance settlement	(50)	—	—
Gain on asset sales, net	(6)	(13)	(9)

Total operating expenses	5,454	5,507	6,013

Operating Income	978	698	794
Other Income (Expense)
Interest and dividends	19	18	24
Allowance for equity funds used during construction	5	6	6
Income (loss) from equity method investees	11	(2)	5
Other income	32	80	48
Other expense	(24)	(30)	(37)

Total other income	43	72	46

Interest Charges
Interest on long-term debt	394	383	371
Other interest	40	56	33
Allowance for borrowed funds used during construction	(3)	(4)	(4)

Total interest charges	431	435	400

Income Before Income Taxes	590	335	440
Income Tax Expense	224	115	139

Income From Continuing Operations	366	220	301
Income (Loss) From Discontinued Operations, Net of Tax Expense of $2, $13, and $1	(23)	20	1

Net Income	343	240	302
Income Attributable to Noncontrolling Interests	3	11	7

Net Income Attributable to CMS Energy	340	229	295
Charge for Deferred Issuance Costs on Preferred Stock	8	—	—
Preferred Stock Dividends	8	11	11

Net Income Available to Common Stockholders	$324	$218	$284

	Years Ended December 31
	2010	2009	2008
	In Millions, Except Per
	Share Amounts

Net Income Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$347	$198	$283
Amounts Attributable to Discontinued Operations	(23)	20	1

Net Income Available to Common Stockholders	$324	$218	$284

Income Attributable to Noncontrolling Interests
Amounts Attributable to Continuing Operations	$3	$11	$7
Amounts Attributable to Discontinued Operations	—	—	—

Income Attributable to Noncontrolling Interests	$3	$11	$7

Basic Earnings Per Average Common Share
Basic Earnings from Continuing Operations	$1.50	$0.87	$1.25
Basic Earnings (Loss) from Discontinued Operations	(0.10)	0.09	—

Basic Earnings Attributable to Common Stock	$1.40	$0.96	$1.25

Diluted Earnings Per Average Common Share
Diluted Earnings from Continuing Operations	$1.36	$0.83	$1.20
Diluted Earnings (Loss) from Discontinued Operations	(0.08)	0.08	—

Diluted Earnings Attributable to Common Stock	$1.28	$0.91	$1.20

Dividends Declared Per Common Share	$0.66	$0.50	$0.36

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2010	2009	2008
	In Millions

Cash Flows from Operating Activities
Net Income	$343	$240	$302
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	576	570	589
Deferred income taxes and investment tax credit	227	122	126
Postretirement benefits expense	213	181	144
Capital lease and other amortization	40	42	44
Bad debt expense	57	54	51
Gain due to expiration of indemnification obligation	—	(50)	—
Other non-cash operating activities	(1)	(42)	(43)
Postretirement benefits contributions	(463)	(262)	(51)
Electric sales contract termination payment	—	—	(275)
Changes in other assets and liabilities:
Increase in accounts receivable, notes receivable, and accrued revenue	(105)	(91)	(80)
Decrease (increase) in accrued power supply revenue	33	(41)	35
Decrease (increase) in inventories	133	86	(71)
Decrease in accounts payable	(7)	(50)	(5)
Increase (decrease) in accrued expenses	22	(6)	(31)
Decrease (increase) in other current and non-current assets	(28)	59	12
Increase (decrease) in current and non-current regulatory liabilities	(69)	102	(178)
Decrease in other current and non-current liabilities	(12)	(66)	(12)

Net cash provided by operating activities	959	848	557

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(821)	(818)	(792)
Cost to retire property	(43)	(49)	(34)
Cash effect of deconsolidation of partnerships	(10)	—	—
Increase in loans and notes receivable	(131)	(83)	(19)
Other investing activities	2	15	6

Net cash used in investing activities	(1,003)	(935)	(839)

	Years Ended December 31
	2010	2009	2008
	In Millions

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,400	1,218	1,265
Proceeds from EnerBank notes, net	149	39	23
Issuance of common stock	10	9	9
Retirement of long-term debt	(878)	(1,154)	(1,022)
Payment of common stock dividends	(154)	(114)	(82)
Payment of preferred stock dividends	(8)	(11)	(11)
Redemption of preferred stock	(239)	(4)	(1)
Payment of capital and finance lease obligations	(23)	(23)	(26)
Increase (decrease) in notes payable	(40)	40	—
Other financing costs	(15)	(35)	(8)

Net cash (used in) provided by financing activities	202	(35)	147

Net Increase (Decrease) in Cash and Cash Equivalents, Including Assets Held for Sale	158	(122)	(135)
Decrease (Increase) in Cash and Cash Equivalents Included in Assets Held for Sale	(1)	5	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	157	(117)	(137)
Cash and Cash Equivalents, Beginning of Period	90	207	344

Cash and Cash Equivalents, End of Period	$247	$90	$207

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
Interest paid (net of amounts capitalized)	$405	$422	$372
Income taxes paid (net of refunds of $-, $-, and $2)	14	17	3
Non-cash transactions
Capital expenditures not paid	$56	$15	$31
Other assets placed under capital lease	16	16	5

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	In Millions

ASSETS
Current Assets
Cash and cash equivalents	$247	$90
Restricted cash and cash equivalents	23	32
Accounts receivable and accrued revenue, less allowances of $25 in 2010 and $23 in 2009	981	948
Notes receivable	70	81
Accounts receivable — related parties	10	—
Accrued power supply revenue	15	48
Inventories at average cost
Gas in underground storage	946	1,043
Materials and supplies	104	118
Generating plant fuel stock	125	158
Deferred property taxes	180	172
Regulatory assets	19	19
Assets held for sale	2	2
Prepayments and other current assets	37	31

Total current assets	2,759	2,742

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	14,145	13,716
Less accumulated depreciation, depletion and amortization	4,646	4,540

Plant, property & equipment, net	9,499	9,176
Construction work in progress	570	506

Total plant, property & equipment	10,069	9,682

Non-current Assets
Regulatory assets	2,093	2,291
Notes receivable, less allowances of $5 in 2010 and $6 in 2009	397	297
Investments	49	9
Assets held for sale	4	9
Other non-current assets	245	226

Total non-current assets	2,788	2,832

Total Assets	$15,616	$15,256

	December 31
	2010	2009
	In Millions

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$750	$694
Notes payable	—	40
Accounts payable	492	509
Accounts payable — related parties	9	—
Accrued rate refunds	19	21
Accrued interest	102	96
Accrued taxes	302	283
Deferred income taxes	180	43
Regulatory liabilities	22	145
Liabilities held for sale	1	—
Other current liabilities	144	123

Total current liabilities	2,021	1,954

Non-current Liabilities
Long-term debt	6,448	5,895
Non-current portion of capital and finance lease obligations	188	197
Regulatory liabilities	1,988	1,991
Postretirement benefits	1,135	1,460
Asset retirement obligations	245	229
Deferred investment tax credit	49	51
Deferred income taxes	438	231
Other non-current liabilities	267	310

Total non-current liabilities	10,758	10,364

Commitments and Contingencies (Notes 5, 6, 7, 9, and 10)
Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 249.6 shares in 2010 and 227.9 shares in 2009	2	2
Other paid-in capital	4,588	4,560
Accumulated other comprehensive loss	(40)	(33)
Accumulated deficit	(1,757)	(1,927)

Total common stockholders’ equity	2,793	2,602
Preferred stock	—	239
Noncontrolling interests	44	97

Total equity	2,837	2,938

Total Liabilities and Equity	$15,616	$15,256

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Years Ended December 31
	2010	2009	2008	2010	2009	2008
	Number of Shares in Thousands			In Millions

Common Stock
At beginning and end of period				$2	$2	$2

Other Paid-in Capital
At beginning of period	227,891	226,414	225,146	4,560	4,533	4,517
Common stock issued	22,090	1,793	1,751	22	17	17
Common stock repurchased	(148)	(78)	(38)	(2)	(1)	(1)
Common stock reacquired	(205)	(238)	(445)	—	—	—
Conversion option on convertible debt	—	—	—	—	11	—
Charge for deferred issuance costs	—	—	—	8	—	—

At end of period	249,628	227,891	226,414	4,588	4,560	4,533

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period				(32)	(27)	(15)
Net loss arising during the period(a)				(9)	(6)	(12)
Amortization of net actuarial loss(a)				1	1	—
Prior service credit adjustment(a)				1	—	—

At end of period				(39)	(32)	(27)

Investments
At beginning of period				—	—	—
Unrealized gain (loss) on investments(a)				—	5	(15)
Reclassification adjustments included in net income(a)				—	(5)	15

At end of period				—	—	—

Derivative instruments
At beginning and end of period				(1)	(1)	(1)

Foreign currency translation
At beginning of period				—	—	(128)
Sale of interests in TGN(a)				—	—	128

At end of period				—	—	—

At end of period				(40)	(33)	(28)

Accumulated Deficit
At beginning of period				(1,927)	(2,031)	(2,227)
Effects of changing the retirement plans measurement date
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax				—	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax				—	—	(2)
Net income attributable to CMS Energy(a)				340	229	295
Common stock dividends declared				(154)	(114)	(82)
Preferred stock dividends declared				(8)	(11)	(11)
Charge for deferred issuance costs				(8)	—	—

At end of period				(1,757)	(1,927)	(2,031)

Preferred Stock
At beginning of period				239	243	250
Conversion of preferred stock				(239)	(4)	(7)

At end of period				—	239	243

Noncontrolling Interests
At beginning of period				97	96	97
Income attributable to noncontrolling interests				3	11	7
Distributions and other changes in noncontrolling interests				(56)	(10)	(8)

At end of period				44	97	96

Total Equity				$2,837	$2,938	$2,815

	Years Ended December 31
	2010	2009	2008
	In Millions

(a) Disclosure of Comprehensive Income:
Net income	$343	$240	$302
Income attributable to noncontrolling interests	3	11	7

Net income attributable to CMS Energy	$340	$229	$295
Retirement benefits liability:
Net loss arising during the period, net of tax benefit of ($6) in 2010, ($3) in 2009, and ($6) in 2008	(9)	(6)	(12)
Amortization of net actuarial loss, net of tax of $- in 2010 and 2009	1	1	—
Prior service credit adjustment, net of tax of $1 in 2010	1	—	—
Investments:
Unrealized gain (loss) on investments, net of tax (tax benefit) of $- in 2010, $3 in 2009, and ($9) in 2008	—	5	(15)
Reclassification adjustments included in net income (loss), net of tax (tax benefit) of $- in 2010, ($3) in 2009, and $9 in 2008	—	(5)	15
Foreign currency translation:
Sale of interests in TGN, net of tax of $69	—	—	128

Total Comprehensive Income	$333	$224	$411

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2010	2009	2008
	In Millions

Operating Revenue	$6,156	$5,963	$6,421
Operating Expenses
Fuel for electric generation	520	460	483
Purchased and interchange power	1,224	1,151	1,313
Purchased power — related parties	84	81	75
Cost of gas sold	1,516	1,778	2,079
Maintenance and other operating expenses	1,109	1,045	935
Depreciation and amortization	572	559	574
General taxes	205	209	195
Loss (gain) on asset sales, net	—	(9)	1

Total operating expenses	5,230	5,274	5,655

Operating Income	926	689	766
Other Income (Expense)
Interest and dividends	18	17	20
Allowance for equity funds used during construction	5	6	6
Other income	31	47	45
Other expense	(15)	(11)	(28)

Total other income	39	59	43

Interest Charges
Interest on long-term debt	246	250	229
Other interest	34	46	22
Allowance for borrowed funds used during construction	(3)	(4)	(4)

Total interest charges	277	292	247

Income Before Income Taxes	688	456	562
Income Tax Expense	254	163	198

Net Income	434	293	364
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$432	$291	$362

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2010	2009	2008
	In Millions

Cash Flows from Operating Activities
Net Income	$434	$293	$364
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	572	559	574
Deferred income taxes and investment tax credit	246	67	196
Postretirement benefits expense	208	177	141
Capital lease and other amortization	24	26	30
Bad debt expense	53	47	47
Other non-cash operating activities	—	(35)	(32)
Postretirement benefits contributions	(447)	(254)	(50)
Changes in other assets and liabilities:
Increase in accounts receivable, notes receivable, and accrued revenue	(92)	(92)	(79)
Decrease (increase) in accrued power supply revenue	33	(41)	35
Decrease (increase) in inventories	132	91	(89)
Increase (decrease) in accounts payable	(16)	(50)	1
Increase (decrease) in accrued expenses	(83)	2	(79)
Decrease (increase) in other current and non-current assets	(21)	60	14
Increase (decrease) in current and non-current regulatory liabilities	(69)	101	(178)
Decrease in other current and non-current liabilities	(64)	(29)	(22)

Net cash provided by operating activities	910	922	873

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(815)	(811)	(789)
Cost to retire property	(43)	(49)	(34)
Other investing activities	(1)	10	—

Net cash used in investing activities	(859)	(850)	(823)

	Years Ended December 31
	2010	2009	2008
	In Millions

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	600	500	600
Retirement of long-term debt	(482)	(387)	(444)
Payment of common stock dividends	(358)	(285)	(297)
Payment of preferred stock dividends	(2)	(2)	(2)
Stockholder’s contribution	250	100	—
Payment of capital and finance lease obligations	(23)	(23)	(26)
Other financing costs	(4)	(5)	(7)

Net cash used in financing activities	(19)	(102)	(176)

Net Increase (Decrease) in Cash and Cash Equivalents	32	(30)	(126)
Cash and Cash Equivalents, Beginning of Period	39	69	195

Cash and Cash Equivalents, End of Period	$71	$39	$69

Other cash flow activities and non-cash investing and financing activities were:
Cash transactions
Interest paid (net of amounts capitalized)	$259	$276	$223
Income taxes paid	149	104	84
Non-cash transactions
Capital expenditures not paid	$56	$15	$31
Other assets placed under capital lease	16	16	5

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	In Millions

ASSETS
Current Assets
Cash and cash equivalents	$71	$39
Restricted cash and cash equivalents	23	22
Accounts receivable and accrued revenue, less allowances of $23 in 2010 and $21 in 2009	963	935
Notes receivable	55	79
Accrued power supply revenue	15	48
Accounts receivable — related parties	1	2
Inventories at average cost
Gas in underground storage	941	1,038
Materials and supplies	100	111
Generating plant fuel stock	124	148
Deferred property taxes	180	172
Regulatory assets	19	19
Prepayments and other current assets	27	23

Total current assets	2,519	2,636

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	14,022	13,352
Less accumulated depreciation, depletion, and amortization	4,593	4,386

Plant, property & equipment, net	9,429	8,966
Construction work in progress	566	505

Total plant, property & equipment	9,995	9,471

Non-current Assets
Regulatory assets	2,093	2,291
Investments	34	29
Other non-current assets	198	195

Total non-current assets	2,325	2,515

Total Assets	$14,839	$14,622

	December 31
	2010	2009
	In Millions

LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$61	$365
Accounts payable	471	490
Accounts payable — related parties	11	11
Accrued rate refunds	19	21
Accrued interest	74	70
Accrued taxes	199	277
Deferred income taxes	209	206
Regulatory liabilities	22	145
Other current liabilities	95	86

Total current liabilities	1,161	1,671

Non-current Liabilities
Long-term debt	4,488	4,063
Non-current portion of capital and finance lease obligations	188	197
Regulatory liabilities	1,988	1,991
Postretirement benefits	1,076	1,396
Asset retirement obligations	244	228
Deferred investment tax credit	49	51
Deferred income taxes	1,289	926
Other non-current liabilities	176	241

Total non-current liabilities	9,498	9,093

Commitments and Contingencies (Notes 5, 6, 7, 9, and 10)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,832	2,582
Accumulated other comprehensive income	—	2
Retained earnings	463	389

Total common stockholder’s equity	4,136	3,814
Preferred stock	44	44

Total equity	4,180	3,858

Total Liabilities and Equity	$14,839	$14,622

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Years Ended December 31
	2010	2009	2008
	In Millions

Common Stock
At beginning and end of period(a)	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,582	2,482	2,482
Stockholder’s contribution	250	100	—

At end of period	2,832	2,582	2,482

Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(11)	(7)	(15)
Retirement benefits liability adjustments(b)	—	—	6
Net gain (loss) arising during the period(b)	(5)	(4)	2

At end of period	(16)	(11)	(7)

Investments
At beginning of period	13	6	15
Unrealized gain (loss) on investments(b)	3	10	(19)
Reclassification adjustments included in net income(b)	—	(3)	10

At end of period	16	13	6

At end of period	—	2	(1)

Retained Earnings
At beginning of period	389	383	324
Effects of changing the retirement plans measurement date
Service cost, interest cost, and expected return on plan assets for December 1 through December 31, 2007, net of tax	—	—	(4)
Additional loss from December 1 through December 31, 2007, net of tax	—	—	(2)
Net income(b)	434	293	364
Common stock dividends declared	(358)	(285)	(297)
Preferred stock dividends declared	(2)	(2)	(2)

At end of period	463	389	383

Preferred Stock
At beginning and end of period	44	44	44

Total Equity	$4,180	$3,858	$3,749

	Years Ended December 31
	2010	2009	2008
	In Millions

(a) Number of shares of common stock outstanding was 84,108,789 for all periods presented.
(b) Disclosure of Comprehensive Income:
Net income	$434	$293	$364
Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $2 in 2008	—	—	6
Net gain (loss) arising during the period, net of tax (tax benefit) of $(3) in 2010, $(2) in 2009 and $1 in 2008	(5)	(4)	2
Investments
Unrealized gain (loss) on investments, net of tax (tax benefit) of $2 in 2010, $6 in 2009, and $(10) in 2008	3	10	(19)
Reclassification adjustments included in net income, net of tax (tax benefit) of $- in 2010, $(2) in 2009 and $6 in 2008	—	(3)	10

Total Comprehensive Income	$432	$296	$363

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

CMS Energy and Consumers record estimated liabilities for contingencies in their Consolidated Financial Statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. For additional details, see Note 5, Contingencies and Commitments.

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

Alternative-Revenue Programs: In September 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers’ customers exceed annual targets established by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.

Under electric and gas rate orders issued by the MPSC in 2009 and 2010, Consumers was granted authority to implement revenue decoupling mechanisms. The electric decoupling mechanism adjusts customer rates to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the electric rate order and actual average sales per customer. The gas decoupling mechanism is similar, but does not adjust customer rates for changes in sales volumes resulting from weather fluctuations. Consumers accounts for these programs as alternative-revenue programs that meet the criteria for recognizing the effects of decoupling adjustments on revenue as electricity and gas are delivered. For details on Consumers’ decoupling mechanisms, see Note 6, Regulatory Matters.

Self-Implemented Rates: Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue an order, the filed rates are considered approved. If the MPSC issues an order, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers records a provision for revenue subject to refund. For details on Consumers’ self-implemented rates, see Note 6, Regulatory Matters.

Accounting for Legal Fees: CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed. This policy also applies to any fees incurred on behalf of employees and officers under indemnification agreements; such fees are billed directly to CMS Energy or Consumers.

Accounting for MISO Transactions: MISO requires the submission of hourly day-ahead and real-time bids and offers for energy at locations across the MISO region. Consumers and CMS ERM account for MISO transactions on a net hourly basis in each of the real-time and day-ahead markets, and they net transactions across all MISO energy market locations. CMS Energy and Consumers record net purchases in a single hour in Purchased and interchange power and net sales in a single hour in Operating Revenue on the Consolidated Statements of Income. They record net sale billing adjustments upon invoice receipt, record expense accruals for future net purchases adjustments based on historical experience, and reconcile accruals to actual expenses upon invoice receipt.

Accounts Receivable: Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts and loan losses based on historical losses, management’s assessment of existing economic conditions, customer trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense.

Cash and Cash Equivalents: Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Derivative Instruments: CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their Consolidated Balance Sheets. If a derivative qualifies for cash flow hedge accounting, changes in the fair value are recorded in AOCI; otherwise, changes are reported in earnings. For additional details regarding derivative instruments, see Note 10, Derivative Instruments.

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

Earnings Per Share: CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive stock options, warrants, and convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock method or the if-converted method, as applicable. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 8, Earnings Per Share — CMS Energy.

Financial Instruments: CMS Energy and Consumers record debt and equity securities classified as available for sale at fair value as determined from quoted market prices or other observable, market-based inputs. Unrealized gains and losses on these securities are determined on a specific-identification basis. CMS Energy and Consumers report unrealized gains and losses from changes in fair value of the equity securities, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings. CMS Energy

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and Consumers report unrealized gains resulting from changes in fair value of the debt securities, net of tax, in equity as part of AOCI. Unrealized losses on the debt securities, if significant, are considered other than temporary and reported in earnings since these securities are managed by an independent investment manager that can sell the securities at its own discretion. For additional details regarding financial instruments, see Note 9, Financial Instruments.

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

For additional details, see Note 20, Asset Sales, Discontinued Operations, and Impairment Charges.

Inventory: CMS Energy and Consumers use the weighted-average cost method for valuing working gas, recoverable base gas in underground storage facilities, and materials and supplies inventory. CMS Energy and Consumers also use this method for valuing coal inventory, and they classify these amounts as Generating plant fuel stock on their Consolidated Balance Sheets.

CMS Energy and Consumers classify RECs and emission allowances as materials and supplies inventory and use the average cost method to remove amounts from inventory. RECs and emission allowances are used to satisfy compliance obligations related to the generation of power.

CMS Energy and Consumers use the lower-of-cost-or-market method to evaluate inventory for impairment.

Maintenance and Depreciation: CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.

Consumers depreciates utility property on an asset-group basis, in which it applies a single MPSC-approved depreciation rate to the gross investment in a particular class of property within the electric and gas segments. Consumers performs depreciation studies periodically to determine appropriate group lives. Presented in the following table are the composite depreciation rates for Consumers’ segment properties:

Years Ended December 31	2010	2009	2008

Electric utility property	3.0%	3.0%	3.0%
Gas utility property	2.9%	2.9%	3.6%
Other property	7.4%	7.6%	8.5%

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes Receivable: EnerBank provides unsecured consumer installment loans for financing home improvements. These loans totaled $385 million, net of an allowance for loan losses of $5 million, at December 31, 2010, and $269 million, net of an allowance for loan losses of $6 million, at December 31, 2009. At December 31, 2010, $10 million of EnerBank’s loans were classified as current Notes receivable and $375 million were classified as non-current Notes receivable on CMS Energy’s Consolidated Balance Sheets. At December 31, 2009, $1 million of EnerBank’s loans were classified as current Notes receivable and $268 million were classified as non-current Notes receivable on CMS Energy’s Consolidated Balance Sheets.

The allowance for loan losses is a valuation allowance to reflect probable credit losses. The allowance is increased by the provision for loan losses and decreased by loan charge-offs net of recoveries. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, economic conditions, and other factors. Loans losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans at December 31, 2010:

Past Due	Past Due	Past Due	Total		Total
30-59 Days	60-89 Days	Over 90 Days	Delinquent	Current	Outstanding
In Millions

$1	$1	$—	$2	$383	$385

Plant, Property, and Equipment: CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable. Consumers’ plant, property, and equipment is generally recoverable through its general rate making process. For additional details see Note 6, Regulatory Matters.

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

Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fueled power plants, and where financing costs are specifically approved by the MPSC in rates. AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as Other income for the equity funds component on the Consolidated Statements of Income. When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. Presented in the following table are Consumers’ composite AFUDC capitalization rates:

Years Ended December 31	2010	2009	2008

AFUDC capitalization rate	7.6%	7.6%	7.7%

CMS Energy and Consumers capitalize the purchase and development of internal-use computer software. These costs are expensed evenly over the estimated useful life of the internal-use computer software. If computer software is integral to computer hardware, then its cost is capitalized and depreciated with the hardware.

The types of costs capitalized are consistent for all periods presented by the financial statements. For additional details on plant, property, and equipment see Note 15, Plant, Property, and Equipment.

Property Taxes: Property taxes are based on the taxable value of Consumers’ real and personal property assessed by local taxing authorities. Consumers records property tax expense over the fiscal year of the taxing

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

authority for which the taxes are levied based on Consumers’ budgeted customer sales. The deferred property tax balance represents the amount of Consumers’ accrued property tax that will be recognized over future governmental fiscal periods.

Reclassifications: CMS Energy and Consumers have reclassified certain prior-period amounts on their Consolidated Financial Statements to conform to the presentation for the current period. These reclassifications did not affect consolidated net income or cash flows for the periods presented.

Restricted Cash and Cash Equivalents: CMS Energy and Consumers have restricted cash and cash equivalents dedicated for repayment of Securitization bonds and for payment under performance guarantees. CMS Energy and Consumers classify these amounts as a current asset, as they relate to payments that could occur within one year.

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

2:	NEW ACCOUNTING STANDARDS

Implementation of New Accounting Standards

SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, codified through ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets: This standard, which was effective for CMS Energy and Consumers January 1, 2010, removes the concept of a qualifying special-purpose entity from guidance relating to transfers of financial assets and extinguishments of liabilities. It also removes the exceptions from applying guidance relating to VIEs to qualifying special-purpose entities. This standard revises and clarifies when an entity is required to derecognize a financial asset that it has transferred to another entity. It further clarifies how to measure beneficial interests received as proceeds in connection with a transfer of a financial asset, and introduces the concept of a “participating interest,” the conditions of which must be met for a partial asset transfer to qualify for sale accounting treatment. The standard also requires enhanced disclosures related to continuing involvement with financial assets. Under this standard, transactions entered into under Consumers’ revolving accounts receivable sales program, discussed in Note 7, Financings and Capitalization, are accounted for as secured borrowings rather than as sales. CMS Energy and Consumers present outstanding amounts under the program as short-term debt collateralized by accounts receivable.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), codified through ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities: This standard, which was effective for CMS Energy and Consumers January 1, 2010, amends the criteria used to determine which entity, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which entity (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This standard also requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. Upon implementation of this guidance, CMS Energy concluded that it is the primary beneficiary of CMS Energy Trust I and consolidated the trust in its Consolidated Financial Statements on January 1, 2010. CMS Energy also concluded that it is not the primary beneficiary of T.E.S. Filer City, Grayling, or Genesee and deconsolidated these partnerships in its Consolidated Financial Statements on January 1, 2010. CMS Energy consolidated CMS Energy Trust I at the carrying value that would be recorded had this guidance been effective when CMS Energy initially became involved

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with CMS Energy Trust I. CMS Energy recorded its retained interest in the deconsolidated partnerships at the carrying value that would be recorded had this guidance been effective when CMS Energy initially became involved with the partnerships. CMS Energy and Consumers have chosen not to adjust previously reported balances. No cumulative effect adjustments were required. For additional details, see Note 18, Variable Interest Entities.

3:	OTHER INCOME AND OTHER EXPENSE

Presented in the following table are the components of Other income and Other expense at CMS Energy and Consumers:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Other income:
Gain on early retirement of long-term debt	$—	$28	$—
Regulatory return on capital expenditures	17	26	33
Gain on SERP investment	—	8	—
Return on stranded and security costs	4	5	5
Electric restructuring return	—	—	1
Foreign currency gain	—	—	2
All other	11	13	7

Total other income	$32	$80	$48

Other expense:
Loss on reacquired and extinguished debt	$(8)	$(18)	$—
Unrealized investment loss	—	—	(24)
Donations	(6)	—	—
Civic and political expenditures	(3)	(3)	(5)
All other	(7)	(9)	(8)

Total other expense	$(24)	$(30)	$(37)

Consumers
Other income:
Regulatory return on capital expenditures	$17	$26	$33
Gain on SERP investment	—	5	—
Return on stranded and security costs	4	5	5
Electric restructuring return	—	—	1
All other	10	11	6

Total other income	$31	$47	$45

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2010	2009	2008
	In Millions

Other expense:
Unrealized investment loss	$—	$—	$(16)
Donations	(6)	—	—
Civic and political expenditures	(3)	(3)	(5)
All other	(6)	(8)	(7)

Total other expense	$(15)	$(11)	$(28)

4:	FAIR VALUE MEASUREMENTS

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

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at December 31, 2010:

	Total	Level 1	Level 2	Level 3
	In Millions

CMS Energy, including Consumers
Assets:
Cash equivalents	$183	$183	$—	$—
Restricted cash equivalents	6	6	—	—
Nonqualified deferred compensation plan assets	6	6	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	62	62	—	—
State and municipal bonds	28	—	28	—
Derivative instruments:
Commodity contracts(a)	1	—	—	1

Total(b)	$287	$258	$28	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$6	$6	$—	$—
Derivative instruments:
Commodity contracts(c)	4	—	—	4

Total(d)	$10	$6	$—	$4

Consumers
Assets:
Cash equivalents	$19	$19	$—	$—
Restricted cash equivalents	6	6	—	—
CMS Energy common stock	34	34	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	39	39	—	—
State and municipal bonds	17	—	17	—
Derivative instruments:
Commodity contracts	1	—	—	1

Total(e)	$121	$103	$17	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at December 31, 2010.

(b)	At December 31, 2010, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.

(c)	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at December 31, 2010.

(d)	At December 31, 2010, CMS Energy’s liabilities classified as Level 3 represented 40 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.

(e)	At December 31, 2010, Consumers’ assets classified as Level 3 represented one percent of Consumers’ total assets measured at fair value.

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at December 31, 2009:

	Total	Level 1	Level 2	Level 3
	In Millions

CMS Energy, including Consumers
Assets:
Cash equivalents	$57	$57	$—	$—
Restricted cash equivalents	12	12	—	—
Nonqualified deferred compensation plan assets	5	5	—	—
SERP:
Cash equivalents	49	49	—	—
State and municipal bonds	27	—	27	—
Derivative instruments:
Commodity contracts(a)	1	—	1	—

Total	$151	$123	$28	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$5	$5	$—	$—
Derivative instruments:
Commodity contracts(b)	9	1	1	7
Interest rate contracts	1	—	—	1

Total(c)	$15	$6	$1	$8

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Total	Level 1	Level 2	Level 3
	In Millions

Consumers
Assets:
Cash equivalents	$31	$31	$—	$—
Restricted cash equivalents	5	5	—	—
CMS Energy common stock	29	29	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	30	30	—	—
State and municipal bonds	16	—	16	—

Total	$115	$99	$16	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

(a)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements.

(b)	This amount is gross and excludes the $1 million impact of offsetting derivative assets and liabilities under master netting arrangements and the $1 million impact of offsetting cash margin deposits paid by CMS ERM to other parties.

(c)	At December 31, 2009, CMS Energy’s liabilities classified as Level 3 represented 53 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.

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

The SERP state and municipal bonds are investment grade securities that are valued using a matrix pricing model that incorporates Level 2 market-based information. The fair value of the bonds is derived from various

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bond ratings, and general information on market movements normally considered by market participants when pricing such debt securities. CMS Energy and Consumers report their SERP assets in Other non-current assets on their Consolidated Balance Sheets. For additional details about SERP securities, see Note 9, Financial Instruments.

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

Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. They use various inputs to value the derivatives depending on the type of contract and the availability of market data. CMS Energy has exchange-traded derivative contracts that are valued based on Level 1 quoted prices in actively traded markets, as well as derivatives that are valued using Level 2 inputs, including commodity market prices, interest rates, credit ratings, default rates, and market-based seasonality factors. CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate pricing assumptions that cannot be observed or confirmed through market transactions.

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

For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. Adjustments for credit risk using the approach outlined within this paragraph are not materially different from the adjustments that would result from using credit default swap rates for the contracts presently held. For additional details about derivative contracts, see Note 10, Derivative Instruments.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs

Presented in the following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy, which includes Level 3 assets and liabilities at Consumers:

Years Ended December 31	2010	2009	2008
	In Millions

Balance at January 1	$(8)	$(16)	$(19)
Total gains included in earnings(a)	8	17	2
Purchases, sales, issuances, and settlements (net)	(3)	(9)	1

Balance at December 31	$(3)	$(8)	$(16)

Unrealized gains included in earnings for the years ended December 31 relating to assets and liabilities still held at December 31(a)	$4	$6	$3

(a)	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue, Other income, or Maintenance and other operating expenses on its Consolidated Statements of Income.

Presented in the following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at Consumers:

Years Ended December 31	2010	2009	2008
	In Millions

Balance at January 1	$—	$—	$—
Total gains (losses) included in earnings(a)	4	10	(1)
Purchases, sales, issuances, and settlements (net)	(3)	(10)	1

Balance at December 31	$1	$—	$—

Unrealized gains included in earnings for the years ended December 31 relating to assets and liabilities still held at December 31(a)	$1	$—	$—

(a)	Consumers records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Other income on its Consolidated Statements of Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Presented in the following table are CMS Energy’s assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the year ended December 31, 2010:

				Gains
	Level 1	Level 2	Level 3	(Losses)
	In Millions

CMS Energy, including Consumers
Assets held for sale	$—	$5	$—	$(6)

In 2010, CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value of $5 million, resulting in a loss of $6 million, which was recorded in earnings as part of discontinued operations for the year ended December 31, 2010. The fair value was determined based on the price that CMS Energy received for the sale of these assets, which closed in January 2011. The reduction in fair value was due primarily to declines in forward electricity prices. For further information, refer to the discussion of Exeter in Note 20, Asset Sales, Discontinued Operations, and Impairment Charges. Consumers did not have any nonrecurring

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fair value measurements during the year ended December 31, 2010. Neither CMS Energy nor Consumers had any nonrecurring fair value measurements during the years ended December 31, 2009 and 2008.

5:	CONTINGENCIES AND COMMITMENTS

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

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, and Wisconsin. The following provides more detail on these proceedings:

•	In 2005, CMS MST was served with a summons and complaint that named CMS Energy, CMS MST, and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs, who allege they purchased natural gas from the defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas.

•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas price reporting activities.

•	Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages.

•	A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages, and attorneys’ fees. After dismissal on jurisdictional grounds in 2009, plaintiffs filed a new case in the U.S. District Court for the Eastern District of Michigan. In November 2010, the MDL judge issued an opinion and order granting the CMS Energy defendants’ motion to dismiss the new Michigan case on statute-of-limitations grounds and all CMS Energy defendants have been dismissed from the Arandell Michigan case.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	Another class action complaint, Newpage Wisconsin System v. CMS ERM, CMS Energy, and Cantera Gas Company, was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants and 19 other non-CMS Energy companies. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

•	In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against a number of energy companies, including CMS Energy, CMS MST, and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. This case is not a class action.

After removal to federal court, the Learjet, Heartland, Breckenridge, both Arandell cases, Newpage, and J.P. Morgan cases were transferred to the MDL case. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remain parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. It is expected that the plaintiffs in this case will appeal this decision after all claims against defendants have been dismissed. At this time, there is no pending appeal. In June 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case; the Arandell (Wisconsin) case was reinstated against CMS ERM; and the Arandell (Wisconsin) case was consolidated with the Newpage case. These two consolidated cases remain pending only against CMS ERM. Pending before the court in all of the MDL cases are the defendants’ renewed motions for summary judgment based on FERC preemption. In all but the J.P. Morgan case, there are also pending plaintiffs’ motions for class certification. These motions are not yet decided. In October 2010, the MDL court entered an order denying the plaintiffs’ motion for leave to amend their complaint to add a federal Sherman Act antitrust claim.

These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions. Presently, any estimate of liability would be highly speculative; the amount of CMS Energy’s possible loss would be based on widely varying models previously untested in this context. Defenses are being pursued vigorously, which could result in the dismissal of the cases completely, but CMS Energy is unable to predict the outcome of these matters. If the outcome is unfavorable, these cases could have a material adverse impact on CMS Energy’s liquidity, financial condition, and results of operations.

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

In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an Administrative Order on Consent under Superfund, and the EPA approved a Removal Action Work Plan to address contamination issues. Collection systems required under the plan have been installed and effectiveness monitoring of the systems at the shoreline is ongoing. CMS Land, CMS Capital, and the EPA agreed upon augmentation measures to address areas where pH measurements were not satisfactory. Several augmentation measures were implemented and completed in 2009, with the remaining measure completed in 2010.

In December 2010, CMS Energy recorded a charge of $40 million to increase the remaining liability for Bay Harbor as a result of recent developments. The factors that contributed to this revision of estimated costs include anticipated cost increases for the disposal of leachate under an NPDES permit issued by the MDNRE in December 2010, additional costs for the scope of remediation to meet EPA and MDNRE requirements, and increased legal, management, and engineering costs anticipated to reach agreement with all parties on the long-term remedy for the

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Bay Harbor site. The NPDES permit issued by the MDNRE authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. CMS Land also completed mercury modeling studies as required by the EPA in November 2010. The completion of these studies was necessary to finalize the scope of remedies that was submitted to the EPA in December 2010. Additionally, CMS Land has committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term solution to the leachate disposal issue. In 2008, the MDNRE and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in 2009 and can be renewed by either party at any time.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. There is presently one lawsuit (Jankowski v. CMS Energy, CMS Capital, and CMS Land) pending that was filed in June 2010 in Emmet County Circuit Court in Michigan relating to such subjects. Resolution of this lawsuit is not expected to have a material impact on CMS Energy’s consolidated income, cash flows, or financial position. In October 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery, as allowed under Superfund, of the EPA’s response costs incurred at the Bay Harbor site. CMS Land believes that this is not a valid claim and intends to dispute it.

CMS Land and CMS Capital, the MDNRE, the EPA, and other parties continue to negotiate the long-term remedy for the Bay Harbor site, including:

•	the disposal of leachate;

•	the capping and excavation of CKD;

•	the location and design of collection lines and upstream water diversion systems;

•	application of criteria for various substances such as mercury; and

•	other matters that are likely to affect the scope of response activities that CMS Land and CMS Capital may be obligated to undertake.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $222 million, which with accretion expense, includes $43 million recorded in 2010, $37 million in 2009, and $1 million in 2008, in Other operating expenses on the Consolidated Statements of Income. At December 31, 2010, CMS Energy had a recorded liability of $98 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $121 million. CMS Energy expects to pay $34 million during 2011, $12 million in 2012, $5 million in 2013, $5 million in 2014, $4 million in 2015, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:

•	inability to complete the present long-term water disposal strategy at a reasonable cost;

•	delays in implementing the present long-term water disposal strategy;

•	requirements to alter the present long-term water disposal strategy upon expiration of the NPDES permit if the MDNRE or EPA identify a more suitable alternative;

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	an increase in the number of contamination areas;

•	different remediation techniques;

•	the nature and extent of contamination;

•	inability to reach agreement with the MDNRE or the EPA over additional response activities;

•	delays in the receipt of requested permits;

•	delays following the receipt of any requested permits due to legal appeals of third parties;

•	additional or new legal or regulatory requirements; or

•	new or different landowner claims.

Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy’s liquidity and financial condition and could negatively affect CMS Energy’s financial results. Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

State Street Bank and TSU Litigation: In 2002, State Street Bank sued CMS Viron in the District Court of Harris County, Texas, claiming primarily a breach of representations and warranties and seeking $9 million plus interest from CMS Viron. During the same year, CMS Viron filed a counterclaim, as well as third-party actions against TSU, Academic Capital Group, Inc., and Academic Services, Inc. for breach of contract and fiduciary duties and conversion. At December 31, 2010, CMS Energy had a recorded liability of $3 million for its potential obligation related to this matter. This case was resolved in January 2011 for an amount that will not have a material impact on CMS Energy’s consolidated income, cash flows, or financial position.

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

In April 2009, certain Marathon entities filed a case in the U.S. District Court for the Southern District of Texas against CMS Enterprises for indemnification in connection with this matter. In December 2010, CMS Energy and Marathon signed a confidential settlement agreement that resolved this matter. This settlement did not have a material impact on CMS Energy’s consolidated income, cash flows, or financial position.

Former NOMECO Employees’ Litigation: In June 2010, eight former employees of NOMECO filed a lawsuit in Ingham County Circuit Court in Michigan against CMS Energy and three Marathon entities (Richard Rulewicz, Trustee of the Richard Rulewicz Revocable Living Trust, et al. v. CMS Energy) alleging underpayment of the former employees’ overriding royalty payments related to the Alba field production in Equatorial Guinea, to which the plaintiffs claim to be entitled. CMS Oil and Gas sold its interests in the Alba field to Marathon in 2002. CMS Energy believes that it may be entitled to full or partial indemnification from Marathon for monetary damages

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that may arise from this lawsuit. Although CMS Energy cannot predict with certainty the ultimate outcome of this litigation, the resolution of this matter is not expected to have a material adverse impact on CMS Energy’s consolidated income, cash flows, or financial position.

Consumers’ Electric Utility Contingencies

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At December 31, 2010, Consumers had a recorded liability of $2 million, its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. In November 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party at the Kalamazoo River Superfund site. The notification claimed that the EPA has reason to believe Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. Consumers responded to the EPA in December 2010, stating that it has no information showing that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site and requesting further information from the EPA before Consumers would commit to perform or finance cleanup activities at the site. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2010, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability.

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

Consumers is engaged in discussions with the EPA on all of these matters. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-fueled electric generating plants, surrender emission allowances, engage in Supplemental Environmental Projects, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. The potential costs relating to these matters could be material and the extent of cost recovery cannot be reasonably estimated. Although Consumers cannot predict the financial impact or outcome of these matters, Consumers expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.

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

Nuclear Fuel Disposal Cost: Consumers has a recorded liability of $163 million to fund the disposal of spent nuclear fuel used before 1983. This balance comprises the principal amount of $44 million collected from customers for spent nuclear fuel disposal fees and $119 million of interest accrued on those collections. The liability, which is classified in Long-term debt on CMS Energy’s and Consumers’ Consolidated Balance Sheets, is payable to the DOE when it begins to accept delivery of spent nuclear fuel. In conjunction with the sale of Palisades and the Big Rock ISFSI in 2007, Consumers retained this obligation and provided a letter of credit to Entergy as security for this obligation. In its November 2010 electric rate order, the MPSC directed Consumers to establish, within six months of the date of the order, an independent trust fund for the amount payable to the DOE. In December 2010, Consumers filed a Petition for Rehearing and Clarification, requesting that the MPSC modify its conclusion that this amount be placed in a trust.

Consumers’ Gas Utility Contingencies

Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At December 31, 2010, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $31 million and

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$46 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.

At December 31, 2010, Consumers had a recorded liability of $31 million and a regulatory asset of $58 million that included $27 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Guarantees

Presented in the following table are CMS Energy’s guarantees at December 31, 2010:

			Maximum		Carrying
Guarantee Description	Issue Date	Expiration Date	Obligation		Amount
	In Millions

Indemnity obligations from asset sales and other agreements	Various	Various through June 2022	$512	(a)	$21
Guarantees and put options(b)	Various	Various through December 2011	36		1

(a)	The majority of this amount arises from stock and asset sales agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

(b)	At December 31, 2010, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.

At December 31, 2010, the maximum obligation and carrying amounts for Consumers’ guarantees were less than $1 million.

Presented in the following table is additional information regarding CMS Energy’s guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances
Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract
	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

CMS Energy, Consumers, and certain other subsidiaries of CMS Energy also enter into various agreements containing tax and other indemnity provisions for which they are unable to estimate the maximum potential

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligation. These factors include unspecified exposure under certain agreements. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.

Other Contingencies

In addition to the matters disclosed in this Note and Note 6, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental issues, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

Contractual Commitments

Purchase Obligations: Presented in the following table are Consumers’ contractual cash obligations at December 31, 2010 for each of the periods shown. CMS Energy did not have any contractual cash obligations at December 31, 2010 that were not included in Consumers’ reported amounts.

		Payments Due
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	In Millions

Consumers
Purchase obligations	$15,794	$1,996	$2,613	$1,751	$9,434
Purchase obligations — related parties	1,735	87	180	193	1,275

Purchase obligations are long-term contracts for the purchase of commodities and services. These obligations include operating contracts used to ensure adequate supply with generating facilities that meet PURPA requirements. The commodities and services include natural gas and associated transportation, electricity, and coal and associated transportation.

The MCV PPA: Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity. The MCV PPA provides for:

•	a capacity charge of $10.14 per MWh of available capacity;

•	a fixed energy charge based on Consumers’ annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and average administrative and general expenses;

•	a variable energy charge for all delivered energy that reflects the MCV Partnership’s cost of production;

•	a $5 million annual contribution by the MCV Partnership to a renewable resources program; and

•	an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA’s term in March 2025.

Capacity and energy charges, net of RCP replacement energy and benefits, under the MCV PPA were $285 million in 2010, $246 million in 2009, and $320 million in 2008. Based on a 2008 contract amendment and approval by the MPSC that allows Consumers to manage the contract more cost effectively, Consumers estimates that capacity and energy charges under the MCV PPA will average $320 million annually. These amounts are included in the table above.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Palisades PPA: Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers estimates that capacity and energy payments under the Palisades PPA will average $342 million annually. A portion of these amounts is included in the table above. Consumers’ total purchases of capacity and energy under the PPA were $286 million in 2010, $276 million in 2009, and $298 million in 2008. For further details about Palisades, see Note 14, Leases.

6:	REGULATORY MATTERS

Rate Matters

Rate matters are critical to Consumers. Depending upon the specific issues, the outcomes of rate cases and proceedings could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.

Consumers’ Electric Utility

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

In November 2010, the MPSC issued its order in this case, authorizing Consumers to increase its rates in an annual amount of $146 million based on an authorized return on equity of 10.7 percent. Presented in the following table are the components of the electric rate increase authorized by the MPSC and Consumers’ self-implemented increase:

		Consumers’
	Increase Authorized	Self-Implemented
Components of the increase in revenue	by the MPSC	Increase	Difference
	In Millions

Investment in rate base	$102	$106	$(4)
Recovery of operating and maintenance costs	25	21	4
Cost of capital	—	18	(18)
Impact of sales declines	19	5	14

Total	$146	$150	$(4)

The MPSC directed Consumers to refund to customers the difference between the rates it self-implemented in July 2010 and the rates authorized in the November 2010 order, plus interest, subject to a reconciliation proceeding.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2011, Consumers filed an application to reconcile the total revenues collected under its self-implemented rates with those that would have been collected under the rates authorized by the MPSC. This reconciliation found that no refund is required.

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

PSCR Plans: In September 2009, Consumers submitted its 2010 PSCR plan to the MPSC. In accordance with its proposed plan, Consumers self-implemented the 2010 PSCR charge beginning in January 2010. In February 2011, the MPSC issued an order approving Consumers’ 2010 PSCR plan with the exception of $5 million of gas supply costs related to Zeeland.

In September 2010, Consumers submitted its 2011 PSCR plan to the MPSC. In accordance with its proposed plan, Consumers self-implemented the 2011 PSCR charge beginning in January 2011.

PSCR Reconciliations: Presented in the following table is the PSCR reconciliation filing pending with the MPSC:

PSCR Cost of
PSCR Year	Date Filed	Net Underrecovery	Power Sold

2009	March 2010	$39 million(a)	$1.6 billion

(a)	In 2005, the MPSC approved an economic development discount for a large industrial customer to promote long-term investments in the industrial infrastructure of Michigan. It was determined in the November 2009 electric rate case order that recovery of this discount should be provided through the electric general rates that Consumers self-implemented in May 2009. That order, however, did not address the recovery of the power-supply component of the discount provided from January 2009 through self-implementation, which totaled $4 million. Consumers has requested recovery of this amount through its 2009 PSCR reconciliation. In this reconciliation, intervenors are seeking disallowances ranging from $11 million to $43 million.

The MPSC issued an order in Consumers’ 2007 PSCR reconciliation in March 2010. In April 2010, Consumers filed for a rehearing in its reconciliation, asking the MPSC to reconsider its decision to disallow recovery of a $2 million economic development discount provided in 2007 to the large industrial customer. In June 2010, the MPSC denied Consumers’ petition for rehearing. In July 2010, Consumers filed a claim for appeal with the Michigan Court of Appeals regarding the MPSC’s decision to disallow recovery of the economic development discount. In January 2011, the Michigan Court of Appeals dismissed Consumers’ claim.

The MPSC issued an order in Consumers’ 2008 PSCR reconciliation in June 2010. In July 2010, Consumers filed for a rehearing in its 2008 PSCR reconciliation, asking the MPSC to reconsider its decision to disallow recovery of a $3 million economic development discount. In January 2011, the MPSC denied Consumers’ petition for rehearing.

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

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2009, the MPSC issued a show-cause order alleging that, in 2007, Consumers spent $14 million less on forestry and fossil-fueled plant operation and maintenance activity than the amount ordered by the MPSC and that Consumers had not refunded this amount to customers. The order directed Consumers to explain why it should not be found in violation of the MPSC’s December 2005 order and subjected to applicable sanctions, and why the refunds required by that order had not yet occurred. Consumers’ response indicated that the total amount it spent on forestry and fossil-fueled plant operation and maintenance activity for the years 2006 through 2009 exceeded the total amounts included in rates for these activities.

In March 2010, the MPSC Staff requested that the MPSC find Consumers in violation of the December 2005 order and that the MPSC order Consumers to refund $27 million for failure to meet annual spending requirements during 2007 and 2008. Consumers filed a response, stating that it would be unreasonable and unlawful to order a refund of this amount and that Consumers’ expenditures were consistent with the MPSC’s orders. In March 2010, the administrative law judge’s proposal for decision found Consumers’ expenditures to be prudent and that Consumers did not violate the December 2005 order. The administrative law judge recommended that the MPSC find that no violation of the December 2005 order occurred and that no refunds be made to customers.

Electric Depreciation: In February 2010, Consumers filed an electric depreciation case related to its wholly owned electric utility property. As ordered by the MPSC, Consumers prepared a traditional cost-of-removal study, which supported a $46 million increase in annual depreciation expense.

Also in February 2010, Consumers filed an electric depreciation case for Ludington, the pumped-storage plant jointly owned by Consumers and Detroit Edison. This case, filed jointly with Detroit Edison, requests an increase in annual depreciation expense. Consumers’ share of this increase is $9 million annually.

Wind Plant Depreciation: In January 2011, Consumers filed an application with the MPSC seeking approval of depreciation rates for facilities to be installed in connection with Consumers’ plans to construct a 100-MW wind farm, Lake Winds Energy Park, in Mason County, Michigan. This case requests an increase of $10 million in annual depreciation expense associated with these wind power production facilities.

Renewable Energy Plan: In June 2010, Consumers filed its first annual report and reconciliation for its renewable energy plan with the MPSC, requesting approval of Consumers’ reconciliation of renewable energy plan costs for 2009.

In February 2011, Consumers filed an amended renewable energy plan to reduce the amount recoverable from customers. Consumers proposed the amendment as a result of lower-than-anticipated costs to comply with the renewable energy requirements prescribed by the 2008 Energy Legislation.

Energy Optimization Plan: In April 2010, Consumers filed its first annual report and reconciliation for its energy optimization plan with the MPSC, requesting approval of Consumers’ reconciliation of energy optimization plan costs for 2009. Consumers also requested approval to collect $6 million from customers as an incentive payment for achieving savings targets under both its gas and electric energy optimization plans during 2009.

During 2010, Consumers achieved 137 percent of its electric savings target and 124 percent of its gas savings target. For achieving these savings levels, Consumers will request the MPSC’s approval to collect $8 million, the maximum incentive, in the energy optimization reconciliation to be filed in April 2011.

As one of the conditions to the continuation of the electric and gas decoupling mechanisms, Consumers must exceed the statutory savings targets specified in the 2008 Energy Legislation for 2011 through 2014. In December 2010, the MPSC approved Consumers’ amended energy optimization plan to recover the additional spending necessary to exceed these savings targets.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers’ Gas Utility

Gas Rate Cases: In May 2010, the MPSC authorized Consumers to implement an annual rate increase of $66 million, based on an authorized return on equity of 10.55 percent. In December 2010, the MPSC directed Consumers to refund $11 million to customers for the difference between the rates it self-implemented in November 2009 and the rates authorized by the MPSC in its order, plus interest, in January 2011.

In August 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $55 million based on an 11 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. In January 2011, the MPSC Staff recommended a revenue increase of $5 million, based on a 10.1 percent return on equity.

In January 2011, Consumers filed testimony and exhibits with the MPSC in support of a self-implemented annual gas rate increase of $48 million, subject to refund with interest. In February 2011, Consumers filed a letter with the MPSC revising the proposed self-implemented increase to $29 million. The MPSC issued an order in February 2011, delaying Consumers’ self-implementation in order to give other parties to the proceeding an opportunity to respond to Consumers’ revised self-implementation filing.

Presented in the following table are the components of the rate increase recommended by the MPSC Staff and the self-implemented increase proposed by Consumers:

		Consumers’
		Proposed
	Increase Recommended	Self-Implemented
Components of the increase in revenue	by the MPSC Staff	Increase	Difference
	In Millions

Investment in rate base	$25	$28	$(3)
Recovery of operating and maintenance costs	2	7	(5)
Cost of capital	(20)	(9)	(11)
Impact of sales declines	(2)	3	(5)

Total	$5	$29	$(24)

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

In December 2010, the MPSC authorized Consumers to implement its 2010-2011 base GCR factor with certain adjustments to its purchasing guidelines and contingent cost recovery methodology.

In December 2010, Consumers filed an application with the MPSC seeking approval of its GCR plan for the 2011-2012 GCR plan year. Consumers plans to self-implement its filed GCR plan factor in April 2011.

GCR Reconciliation: Presented in the following table is the GCR reconciliation filing pending with the MPSC:

GCR Cost of
GCR Year	Date Filed	Net Overrecovery	Gas Sold

2009-2010	June 2010	$1 million	$1.3 billion

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2010, the MPSC issued an order in Consumers’ 2008-2009 GCR reconciliation approving full recovery of $1.8 billion in gas costs, and authorized Consumers to roll into its 2009-2010 GCR plan the underrecovery of $16 million.

Regulatory Assets and Liabilities

Consumers is subject to the actions of the MPSC and FERC and prepares its Consolidated Financial Statements in accordance with the provisions of regulatory accounting. A utility must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, Consumers records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by non-regulated businesses.

Consumers reflected the following regulatory assets and liabilities, which included both current and non-current amounts, on its Consolidated Balance Sheets:

	End of
	Recovery
	or Refund
December 31	Period	2010	2009
		In Millions

Regulatory Assets:
Postretirement benefits (Note 11)(a)	various	$1,383	$1,464
Securitized costs (Note 7)(b)	2015	310	364
ARO (Note 16)(b)	various	107	100
Big Rock nuclear decommissioning and related costs(b)(c)	n/a	85	85
MGP sites (Note 5)(a)	2020	58	63
Unamortized debt costs(b)	n/a	52	56
Stranded costs(d)	2013	46	67
Decoupling mechanisms(d)(e)	n/a	39	5
Energy optimization plan incentive(b)(f)	various	14	6
Uncollectible expense tracking mechanism(d)(g)	n/a	3	6
Customer Choice Act(d)	2013	2	42
Other(d)(h)	various	13	52

Total regulatory assets(i)		$2,112	$2,310

Regulatory Liabilities:
Cost of removal(j)	various	$1,311	$1,247
Income taxes, net (Note 12)	various	410	529
ARO (Note 16)	various	122	130
Renewable energy plan(k)	n/a	101	25
Energy optimization plan(k)	n/a	34	6
Self-implemented rate refunds(l)	2011	14	18
Refund of revenue in excess of nuclear decommissioning costs(m)	2011	7	86
Palisades refund(n)	2011	2	85
Other(h)	various	9	10

Total regulatory liabilities(i)		$2,010	$2,136

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	The regulatory assets associated with postretirement benefits and MGP sites are offset partially by liabilities. The net amount is included in rate base (or is expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return.

(b)	These regulatory assets represent incurred costs for which the MPSC has provided, or Consumers expects, recovery without a return on investment.

(c)	Consumers paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. Consumers is seeking recovery of these costs from the DOE.

(d)	These regulatory assets either are included in rate base (or are expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return on incurred costs, or provide a specific return on investment authorized by the MPSC.

(e)	A decoupling mechanism, authorized by the MPSC in Consumers’ 2009 electric rate case order and extended in the 2010 electric rate case order, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. Various parties have filed appeals concerning the electric decoupling mechanism. At December 31, 2010, Consumers had a $28 million non-current regulatory asset recorded for electric decoupling. At December 31, 2009, Consumers had a $5 million non-current regulatory asset recorded for electric decoupling. Consumers plans to file its first annual electric decoupling mechanism reconciliation in March 2011.

Also, in its May 2010 gas rate order, the MPSC authorized Consumers to adopt a gas decoupling mechanism, which is similar to the electric decoupling mechanism except that it does not compensate for changes in sales volumes resulting from weather fluctuations. At December 31, 2010, Consumers had an $11 million non-current regulatory asset recorded for gas decoupling. Consumers plans to file its first annual gas decoupling mechanism reconciliation in September 2011.

(f)	In 2009 and 2010, Consumers exceeded annual energy savings targets established by the MPSC and, therefore, qualified for financial incentives. For achieving 2009 targets, Consumers requested $6 million from the MPSC through the energy optimization reconciliation case filed in April 2010. Consumers will request $8 million, the maximum incentive for achieving 2010 targets, from the MPSC through the energy optimization reconciliation to be filed in April 2011. Consumers reported the 2009 and 2010 incentives in non-current regulatory assets.

(g)	In its November 2009 electric rate order, the MPSC authorized an uncollectible expense tracking mechanism, which allowed future rates to be adjusted to collect or refund 80 percent of the difference between the level of electric uncollectible expense included in rates and actual uncollectible expense. Various parties have filed appeals concerning the uncollectible expense tracking mechanism. In its November 2010 electric rate order, the MPSC terminated the uncollectible expense tracking mechanism as of November 2010 and ordered Consumers to file its reconciliation for the entire period of the tracker in March 2011.

(h)	At December 31, 2010 and 2009, other regulatory assets included electric restructuring implementation costs, a gas inventory regulatory asset, and OPEB and pension expense incurred in excess of the MPSC-approved amounts. Consumers will recover these regulatory assets from its customers. Other regulatory liabilities included AFUDC collected in excess of the MPSC-approved amount.

(i)	At December 31, 2010, Consumers had $19 million of regulatory assets classified as current regulatory assets and $22 million of regulatory liabilities classified as current regulatory liabilities. At December 31, 2009, Consumers had $19 million of regulatory assets classified as current regulatory assets and $145 million of regulatory liabilities classified as current regulatory liabilities.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(j)	Consumers records a non-current regulatory liability for the amounts collected from customers to fund future asset removal costs.

(k)	At December 31, 2010 and 2009, surcharges collected from customers to fund Consumers’ renewable energy plan and energy optimization plan exceeded Consumers’ spending. These excess amounts are reported in the non-current portion of regulatory liabilities, as the period in which Consumers will spend the surcharges collected is beyond one year. The regulatory liability related to the renewable energy plan will be amortized as costs are incurred to operate and depreciate Consumers’ planned wind farms and as Consumers purchases RECs under renewable energy purchase agreements. Consumers expects its first wind farm, Lake Winds Energy Park, to be operational in late 2012. Delivery of RECs under the majority of Consumers’ renewable energy purchase agreements is also expected to begin during 2012.

(l)	At December 31, 2010, Consumers had a $3 million regulatory liability recorded related to its self-implemented electric rates and an $11 million regulatory liability recorded related to its self-implemented gas rates. At December 31, 2009, Consumers had a $17 million regulatory liability recorded related to its self-implemented electric rates.

(m)	The MPSC and FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired on that date. The level of funds provided by the trust fell short of the amount needed to complete decommissioning and Consumers provided $44 million of corporate contributions for decommissioning costs.

In an order issued in February 2010, the MPSC concluded that certain revenues collected during a statutory rate freeze from 2001 through 2003 should have been deposited in a decommissioning trust fund. The MPSC agreed that Consumers was entitled to recover $44 million of decommissioning costs, but concluded that Consumers had collected this amount previously through the rates in effect during the rate freeze. In April 2010, the MPSC ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest, over seven months beginning in July 2010. At December 31, 2010, a $7 million regulatory liability remained to be refunded. Consumers completed this refund in January 2011. Consumers filed an appeal with the Michigan Court of Appeals in March 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund.

(n)	In 2009, the MPSC required Consumers to distribute to customers proceeds from the Palisades and Big Rock ISFSI sale transaction and Palisades decommissioning fund balances.

Consumers’ PSCR and GCR mechanisms also represent probable future revenues that will be recovered from customers or previously collected revenues that will be refunded to customers through the ratemaking process. Underrecoveries are included in Accrued power supply and overrecoveries are included in Accrued rate refunds on Consumers’ Consolidated Balance Sheets.

Consumers reflected the following regulatory assets and liabilities for PSCR and GCR underrecoveries and overrecoveries on its Consolidated Balance Sheets:

Years Ended December 31	2010	2009
	In Millions

Regulatory assets for PSCR and GCR underrecoveries	$15	$48
Regulatory liabilities for PSCR and GCR overrecoveries	$19	$21

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7: FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s Long-term debt at December 31:

	Interest Rate (%)		Maturity	2010	2009
				In Millions

CMS Energy
Senior notes	7.750		2010	$—	$67
	8.500		2011	146	214
	6.300		2012	50	150
	Variable	(a)	2013	150	150
	6.875		2015	125	125
	4.250		2015	250	—
	6.550		2017	250	250
	5.050		2018	250	—
	8.750		2019	300	300
	6.250		2020	300	—
	3.375	(b)	2023	4	140
	2.875	(b)	2024	288	288
	5.500	(b)	2029	172	172

				$2,285	$1,856
Revolving credit facility				—	25

Total — CMS Energy				$2,285	$1,881
Consumers				$4,529	$4,411
Other CMS Energy Subsidiaries
EnerBank brokered certificates of deposit	1.707	(c)	2011-2018	363	214
Genesee tax exempt bonds(e)	7.500		2011-2021	—	54
Grayling tax exempt bonds(e)	Variable	(d)	2011-2012	—	15
Trust Preferred Securities	7.750		2027	29	—

Total — other CMS Energy subsidiaries				$392	$283
Long-term debt — related parties	7.750		2027	$—	$34
Total CMS Energy principal amount outstanding				$7,206	$6,609
Current amounts				(726)	(672)
Net unamortized discount				(32)	(42)

Total CMS Energy Long-term debt				$6,448	$5,895

(a)	CMS Energy’s variable-rate senior notes bear interest at three-month LIBOR plus 95 basis points (1.239 percent at December 31, 2010 and 1.234 percent at December 31, 2009).

(b)	CMS Energy’s contingently convertible notes. See the “Contingently Convertible Securities” section in this Note for further discussion of the conversion features.

(c)	The weighted-average interest rate for EnerBank’s brokered certificates of deposit was 1.707 percent at December 31, 2010 and 2.727 percent at December 31, 2009. EnerBank sells these deposits through investment brokers in large pools, with each certificate within the pool having a face value of $1,000. They cannot be withdrawn until maturity, except in the case of death or incompetence of the holder.

(d)	The interest rate for Grayling’s variable-rate tax-exempt bonds was 0.270 percent at December 31, 2009.

(e)	Genesee and Grayling were deconsolidated as of January 1, 2010. For details, see Note 18, Variable Interest Entities.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is Consumers’ Long-term debt at December 31:

	Interest Rate (%)		Maturity	2010	2009
				In Millions

Consumers
FMBs(a)	4.000		2010	$—	$250
	5.000		2012	300	300
	5.375		2013	375	375
	6.000		2014	200	200
	5.000		2015	225	225
	2.600		2015	50	—
	5.500		2016	350	350
	5.150		2017	250	250
	3.210		2017	100	—
	5.650		2018	250	250
	6.125		2019	350	350
	6.700		2019	500	500
	5.650		2020	300	300
	3.770		2020	100	—
	5.300		2022	250	—
	5.650		2035	—	139
	5.800		2035	175	175
	6.170		2040	50	—
	4.970		2040	50	—

				$3,875	$3,664
Senior notes	6.875		2018	180	180
Securitization bonds	5.613	(b)	2011-2015	208	243
Nuclear fuel disposal liability to DOE	(c	)	(c)	163	163
Tax-exempt pollution control revenue bonds	Various		2018-2035	103	161

Total Consumers principal amount outstanding				$4,529	$4,411
Current amounts				(37)	(343)
Net unamortized discount				(4)	(5)

Total Consumers Long-term debt				$4,488	$4,063

(a)	The weighted-average interest rate for Consumers’ FMBs was 5.517 percent at December 31, 2010 and 5.583 percent at December 31, 2009.

(b)	The weighted-average interest rate for Consumers’ Securitization bonds was 5.613 percent at December 31, 2010 and 5.566 percent at December 31, 2009.

(c)	The interest rate for Consumers’ nuclear fuel disposal liability was 0.132 percent at December 31, 2010 and 0.117 percent at December 31, 2009. The interest rate is based on the 13-week Treasury Bill rate. The maturity date of the nuclear fuel disposal liability is uncertain. For additional details, see the “Consumers’ Electric Utility Contingencies — Nuclear Matters — Nuclear Fuel Disposal Cost” section included in Note 5, Contingencies and Commitments.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financings: Presented in the following table is a summary of significant long-term debt transactions during 2010:

	Principal	Interest Rate	Issue/Retirement Date	Maturity Date
	(In Millions)

Debt Issuances:
CMS Energy
Senior notes	$300	6.25%	January 2010	February 2020
Senior notes	250	4.25%	September 2010	September 2015
Senior notes(a)	250	5.05%	November 2010	February 2018
Consumers
FMBs	250	5.30%	September 2010	September 2022
FMBs	50	6.17%	September 2010	September 2040
FMBs	50	2.60%	October 2010	October 2015
FMBs	100	3.21%	October 2010	October 2017
FMBs	100	3.77%	October 2010	October 2020
FMBs	50	4.97%	October 2010	October 2040
Debt Retirements:
CMS Energy
Senior notes	$67	7.75%	August 2010	August 2010
Senior notes(b)	100	6.30%	December 2010	February 2012
Senior notes(c)	68	8.50%	December 2010	April 2011
Contingently convertible senior notes(a)	136	3.375%	August and December 2010	July 2023
Consumers
FMBs	250	4.00%	May 2010	May 2010
FMBs	137	5.65%	October 2010	April 2035
Tax-exempt pollution control revenue bonds	58	Various	June 2010	June 2010

(a)	In conjunction with the issuance of the 5.05 percent senior notes due 2018, CMS Energy called for redemption on December 20, 2010 all of its outstanding 3.375 percent contingently convertible senior notes due 2023. In December 2010, holders tendered for conversion $132 million of the 3.375 percent contingently convertible senior notes due 2023. In December 2010, CMS Energy used a portion of the net proceeds from the issuance of the 5.05 percent senior notes to pay $128 million principal amount of the conversion value and issued 6,715,073 shares of its common stock to pay the common stock portion of the conversion value. In January 2011, CMS Energy paid $4 million principal amount of the conversion value and issued 197,472 shares of its common stock to pay the common stock portion of the conversion value, which completed the redemption of the 3.375 percent contingently convertible senior notes due 2023.

(b)	CMS Energy retired this debt at a premium, and recorded a loss on extinguishment of debt of $6 million in Other expense on its Consolidated Statements of Income.

(c)	CMS Energy retired this debt at a premium, and recorded a loss on extinguishment of debt of $2 million in Other expense on its Consolidated Statements of Income.

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

Regulatory Authorization for Financings: FERC has authorized Consumers to have outstanding at any one time, up to $1.0 billion of secured and unsecured short-term securities for general corporate purposes. The remaining availability is $670 million at December 31, 2010. FERC has also authorized Consumers to issue and sell up to $1.1 billion of secured and unsecured long-term securities for general corporate purposes. The remaining availability is $650 million at December 31, 2010. The authorizations are for the period ending June 30, 2012. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

Securitization Bonds: Certain regulatory assets owned by Consumers’ subsidiary, Consumers Funding, collateralize Consumers’ Securitization bonds. The bondholders have no recourse to Consumers’ other assets. Through its rate structure, Consumers bills customers for Securitization surcharges to fund the payment of principal, interest, and other related expenses. The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers’ affiliates other than Consumers Funding. Securitization surcharges totaled $49 million in 2010 and $46 million in 2009.

Long-Term Debt — Related Parties: CMS Energy formed a statutory wholly owned business trust for the sole purpose of issuing preferred securities and lending the gross proceeds to itself. The sole assets of the trust consist of 7.75 percent convertible subordinated debentures maturing in 2027. These debentures have terms similar to those of the mandatorily redeemable preferred securities the trust issued. Under prior accounting rules, CMS Energy did not hold the controlling financial interest in the trust. Accordingly, at December 31, 2009, CMS Energy’s obligation to the trust was reflected in Long-term debt — related parties in the amount of $34 million. Interest expense was $8 million in 2009 and $14 million in 2008.

Effective January 1, 2010, CMS Energy consolidated CMS Energy Trust I, the issuer of the Trust Preferred Securities. Accordingly, at December 31, 2010, the trust’s obligations were included on CMS Energy’s Consolidated Balance Sheets as Long-term debt in the amount of $29 million.

Debt Maturities: At December 31, 2010, the aggregate annual contractual maturities for long-term debt for the next five years were:

	Payments Due
	2011	2012	2013	2014	2015
	In Millions

CMS Energy, including Consumers
Long-term debt	$439	$429	$590	$262	$714
Consumers
Long-term debt	$37	$339	$416	$243	$324

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at December 31, 2010:

				Letters of
		Amount of	Amount	Credit	Amount
Company	Expiration Date	Facility	Borrowed	Outstanding	Available
		In Millions

CMS Energy(a)	April 2, 2012	$550	$—	$3	$547
Consumers(b)	September 21, 2011	30	—	30	—
Consumers	March 30, 2012	500	—	300	200
Consumers	August 9, 2013	150	—	—	150

(a)	CMS Energy’s average borrowings during the year ended December 31, 2010, totaled $1 million, with a weighted-average annual interest rate of 1.0 percent, at LIBOR plus 0.75 percent.

(b)	Secured revolving letter of credit facility.

Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements, to a wholly owned, consolidated, bankruptcy-remote special-purpose entity. In turn, the special purpose entity may transfer an undivided interest in the receivables. Under accounting rules effective January 1, 2010, transactions entered into under this program are accounted for as secured borrowings rather than as sales. At December 31, 2010, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. Prior to 2010, Consumers accounted for these transfers as sales. At December 31, 2009, $250 million of accounts receivable were eligible for sale, of which $50 million were sold.

During the year ended December 31, 2010, Consumers’ maximum short-term borrowings totaled $50 million, and its average short-term borrowings totaled $1 million, with a weighted-average annual interest rate of 0.2 percent.

Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at December 31, 2010:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

2.875% senior notes	2024	$288	$13.09	$15.70
3.375% senior notes	2023	4	9.47	11.36
5.50% senior notes	2029	172	14.46	18.80

The holders of the 2.875 percent senior notes have the right to require CMS Energy to purchase the notes at par on December 1, 2011, 2014, and 2019.

The securities become convertible for a calendar quarter if the price of CMS Energy’s common stock remains at or above the trigger price for 20 of 30 consecutive trading days ending on the last trading day of the previous quarter. The trigger price at which these securities become convertible is 120 percent of the conversion price for the 2.875 percent senior notes and 130 percent for the 5.5 percent senior notes. The conversion and trigger prices are subject to adjustment in certain circumstances, including payments or distributions to CMS Energy’s common stockholders. The conversion and trigger price adjustment is made when the cumulative change in conversion and trigger prices is one percent or more. During December 2010, trigger price contingencies were met for the 2.875 percent senior notes.

All of CMS Energy’s contingently convertible securities, if converted, require CMS Energy to pay cash up to the principal amount of the securities. Any conversion value in excess of that amount is paid in shares of CMS Energy’s common stock.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following tables are details about conversions of contingently convertible securities during 2010:

4.5 percent			Conversion	Common Stock	Cash Paid on
cumulative convertible	Conversion	Shares	Value	Issued	Settlement
preferred stock(a)	Date	Converted	per Share	on Settlement	(In Millions)

Voluntary conversion	June 2010	100	$84.75	228	$—
Voluntary conversion	July 2010	250,000	$89.43	614,940	13
Voluntary conversion	October 2010	1,000	$102.32	2,852	—
Voluntary conversion	October 2010	632,971	$103.88	1,831,604	32
Mandatory conversion	October 2010	3,884,929	$104.22	11,276,277	194

		4,769,000		13,725,901	$239

			Conversion
3.375 percent		Principal	Value	Common Stock	Cash Paid on
contingently convertible	Conversion	Converted	per $1,000 of	Issued	Settlement
senior notes due 2023(b)	Date	(In Millions)	principal	on Settlement	(In Millions)

Voluntary conversion	August 2010	$8	$1,666.57	331,008	$8
Voluntary conversion	December 2010	75	$1,982.59	3,941,770	75
Voluntary conversion	December 2010	21	$1,987.87	1,102,299	21
Voluntary conversion	December 2010	29	$1,996.32	1,504,074	29
Voluntary conversion	December 2010	3	$2,006.88	166,930	3

		$136		7,046,081	$136

(a)	In September 2010, CMS Energy exercised its mandatory conversion rights for all of its outstanding 4.50 percent cumulative convertible preferred stock. Also in September 2010, holders voluntarily tendered 633,971 shares of the 4.50 percent cumulative convertible preferred stock for conversion. In October 2010, CMS Energy paid $226 million in cash and issued 13,110,733 shares of its common stock upon conversion of 4,518,900 shares of its 4.50 percent cumulative convertible preferred stock.

(b)	In December 2010, CMS Energy called all of its outstanding 3.375 percent contingently convertible senior notes for redemption. In response to the call, holders voluntarily tendered $128 million aggregate principal amount of the notes for conversion in December 2010. In December 2010, holders also voluntarily tendered $4 million aggregate principal amount of the notes for conversion in January 2011. The conversion value per $1,000 principal amount of convertible notes was $1,994.21. In January 2011, CMS Energy paid $4 million in cash and issued 197,472 shares of its common stock in exchange for the $4 million aggregate principal amount of notes tendered.

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at December 31, 2010, payment of common stock dividends by CMS Energy was limited to $959 million.

Under the provisions of its articles of incorporation, at December 31, 2010, Consumers had $404 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

During 2010, CMS Energy received $358 million of common stock dividends from Consumers.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capitalization: The authorized capital stock of CMS Energy consists of:

•	350 million shares of CMS Energy Common Stock, par value $0.01 per share, and

•	10 million shares of CMS Energy Preferred Stock, par value $0.01 per share.

Preferred Stock of Subsidiary: Presented in the following table are details about Consumers’ preferred stock outstanding:

		Optional
		Redemption	Number of
December 31, 2010 and 2009	Series	Price	Shares	In Millions

Cumulative $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.16	$103.25	68,451	$7
	$4.50	$110.00	373,148	37

Total preferred stock of Consumers				$44

8:	EARNINGS PER SHARE — CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on Income from Continuing Operations:

Years Ended December 31	2010	2009	2008
	In Millions, Except Per Share Amounts

Income Available to Common Stockholders
Income from Continuing Operations	$366	$220	$301
Less Income Attributable to Noncontrolling Interests	(3)	(11)	(7)
Less Charge for Deferred Issuance Costs on Preferred Stock	(8)	—	—
Less Preferred Stock Dividends	(8)	(11)	(11)

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$347	$198	$283

Average Common Shares Outstanding
Weighted average shares — basic	231.5	227.2	225.7
Add dilutive contingently convertible securities	21.3	10.6	10.3
Add dilutive non-vested stock awards, options, and warrants	0.1	0.1	0.2

Weighted average shares — diluted	252.9	237.9	236.2
Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$1.50	$0.87	$1.25
Diluted	$1.36	$0.83	$1.20

Contingently Convertible Securities: When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security.

In September 2010, CMS Energy exercised its mandatory conversion rights for all of its outstanding 4.50 percent cumulative convertible preferred stock and charged unamortized issuance costs of $8 million to Charge for Deferred Issuance Costs on Preferred Stock, in Accumulated Deficit, which reduced Net Income Available to Common Stockholders on its Consolidated Statements of Income. In October 2010, CMS Energy

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issued 11,276,277 shares of its common stock upon conversion. For additional details on contingently convertible securities, see Note 7, Financings and Capitalization.

Stock Options and Warrants: For the year ended December 31, 2010, outstanding options to purchase 0.4 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.

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

Convertible Debentures: For the years ended December 31, 2010, 2009, and 2008, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:

•	increased the numerator of diluted EPS by $1 million for the year ended December 31, 2010, by $5 million for the year ended December 31, 2009, and by $9 million for the year ended December 31, 2008, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 0.7 million shares for the year ended December 31, 2010, by 2.3 million shares for the year ended December 31, 2009, and by 4.2 million shares for the year ended December 31, 2008.

CMS Energy can revoke the conversion rights if certain conditions are met.

9:	FINANCIAL INSTRUMENTS

The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. Presented in the following table are the cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments:

	2010		2009
	Cost or		Cost or
	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value
	In Millions

CMS Energy, including Consumers
Securities held to maturity	$5	$6	$4	$4
Securities available for sale	90	90	26	27
Notes receivable(a)	386	407	269	279
Long-term debt(b)	7,174	7,861	6,567	7,013
Consumers
Securities available for sale	$64	$90	$24	$45
Long-term debt(c)	4,525	4,891	4,406	4,635

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	Includes current portion of notes receivable of $11 million at December 31, 2010 and less than $1 million at December 31, 2009.

(b)	Includes current portion of long-term debt of $726 million at December 31, 2010 and $672 million at December 31, 2009.

(c)	Includes current portion of long-term debt of $37 million at December 31, 2010 and $343 million at December 31, 2009.

Notes receivable consist of EnerBank’s fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates market interest rates as well as assumptions about the remaining life of the loans and credit risk. Fair values for impaired loans are estimated using discounted cash flows or underlying collateral values.

CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. CMS Energy includes the value of the conversion features in estimating the fair value of its convertible debt, and incorporates, as appropriate, information on the market prices of CMS Energy’s common stock.

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At December 31, 2010, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers. At December 31, 2009, CMS Energy’s long-term debt included $286 million principal amount that was supported by third-party insurance or other credit enhancements. Of this amount, $271 million principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities:

	2010				2009
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
December 31	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	In Millions

CMS Energy, including Consumers
Available for sale:
SERP:
Mutual fund	$62	$—	$—	$62	$—	$—	$—	$—
State and municipal bonds	28	—	—	28	26	1	—	27
Held to maturity:
Debt securities	5	1	—	6	4	—	—	4
Consumers
Available for sale:
SERP:
Mutual fund	$39	$—	$—	$39	$—	$—	$—	$—
State and municipal bonds	17	—	—	17	16	—	—	16
CMS Energy common stock	8	26	—	34	8	21	—	29

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The mutual fund classified as available for sale is a short-term, fixed-income fund. Shares in this fund were acquired during the year ended December 31, 2010. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.

Presented in the following table is the sales activity for CMS Energy’s and Consumers’ investment securities:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers:
Proceeds from sales of investment securities	$1	$53	$2
Realized gains	—	8	—
Net gains from AOCI recognized in net income	—	5	—
Consumers:
Proceeds from sales of investment securities	$—	$32	$2
Realized gains	—	5	—
Net gains from AOCI recognized in net income	—	3	—

The amounts for all periods represent sales of SERP securities classified as available for sale. The activity during 2009 related primarily to the sale of a SERP investment in a mutual fund, while the remainder of the activity for all three years related to sales of state and municipal bonds held within the SERP.

During 2008, the fair value of CMS Energy’s SERP investment in a mutual fund declined from $63 million to $39 million. These amounts include the decline in fair value of Consumers’ SERP investment in the mutual fund from $41 million to $25 million. CMS Energy and Consumers determined that these declines in fair value were other than temporary. Accordingly, CMS Energy recognized net unrealized losses of $24 million ($15 million net of tax) in Other expense on its Consolidated Statements of Income. Consumers recognized net unrealized losses of $16 million ($10 million net of tax) in Other expense on its Consolidated Statements of Income. These losses had been recorded in AOCI, in accordance with applicable accounting standards, before they were determined to be other than temporary.

Presented in the following table are the fair values of the SERP state and municipal bonds by contractual maturity at December 31, 2010:

	CMS Energy,
	including
	Consumers	Consumers
	In Millions

Due one year or less	$1	$—
Due after one year through five years	12	7
Due after five years through ten years	9	6
Due after ten years	6	4

Total	$28	$17

10:	DERIVATIVE INSTRUMENTS

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

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 4, Fair Value Measurements.

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

CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At December 31, 2010, CMS ERM held the following derivative contracts:

•	a forward contract for the physical sale of 675 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants;

•	futures contracts through 2011 as an economic hedge of 20 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.2 bcf of natural gas;

•	a forward contract for the physical sale of 50 GWh of electricity in January 2011;

•	forward contracts to purchase 2.1 bcf and sell 2.1 bcf of natural gas through October 2011 in CMS ERM’s role as a marketer of natural gas for third-party producers; and

•	an option to sell 612 GWh of electricity, and as an economic hedge, contracts to purchase 0.8 bcf of natural gas through 2011.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the fair values of CMS Energy’s and Consumers’ derivative instruments:

	Derivative Assets			Derivative Liabilities
	Balance Sheet	Fair Value at December 31		Balance Sheet		Fair Value at December 31
	Location	2010	2009	Location		2010	2009
	In Millions

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts(a)	Other assets	$1	$1	Other liabilities(b	)	$4	$9
Interest rate contracts(c)	Other assets	—	—	Other liabilities		—	1

Total CMS Energy		$1	$1			$4	$10

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other assets	$1	$—	Other liabilities		$—	$—

(a)	Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was less than $1 million at December 31, 2010 and was $1 million at December 31, 2009.

(b)	Liabilities exclude the impact of offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at December 31, 2010 and was $1 million at December 31, 2009. CMS Energy presents these liabilities net of these impacts on its Consolidated Balance Sheets.

(c)	At December 31, 2009, CMS Energy’s derivatives included an interest rate collar held by Grayling as an economic hedge of the variable interest rate charged on its outstanding revenue bonds. Effective January 1, 2010, CMS Energy deconsolidated Grayling. CMS Energy reflected its share of the loss on the interest rate collar, which was less than $1 million at December 31, 2010, in Income (loss) from equity method investees on its Consolidated Statements of Income. For additional details about the deconsolidation of Grayling, see Note 18, Variable Interest Entities.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income:

		Amount of Gain (Loss)
	Location of Gain (Loss)	on Derivatives
	on Derivatives	Recognized in Income
Twelve Months Ended December 31	Recognized in Income	2010	2009
		In Millions

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$4	$7
	Fuel for electric generation	4	(3)
	Cost of gas sold	—	(2)
	Purchased and interchange power	2	—
	Other income	4	9
Interest rate contracts	Other expense	—	(1)
Foreign exchange contracts(a)	Other expense	—	(1)

Total CMS Energy		$14	$9

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$4	$9

(a)	This derivative loss relates to a foreign-exchange forward contract that CMS Energy settled in January 2009.

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were $1 million at December 31, 2010 and less than $1 million at December 31, 2009.

Credit Risk: CMS Energy’s swaps, options, and forward contracts contain credit risk, which is the risk that a counterparty will fail to meet its contractual obligations. CMS Energy reduces this risk through established policies and procedures. CMS Energy assesses credit quality by considering credit ratings, financial condition, and other available information for counterparties. A credit limit is established for each counterparty based on the evaluation of its credit quality. Exposure to potential loss under each contract is monitored and action is taken when appropriate.

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

At December 31, 2010, if counterparties within this industry concentration all failed to meet their contractual obligations, the loss to CMS Energy on contracts accounted for as derivatives would be less than $1 million.

CMS Energy does not expect a material adverse effect on its Consolidated Balance Sheets and Consolidated Statements of Income as a result of counterparty nonperformance, given CMS Energy’s credit policies, current exposures, and credit reserves.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11:	RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans. These plans include:

•	a non-contributory, qualified defined benefit Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005);

•	a qualified cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005;

•	a non-contributory, qualified DCCP for employees hired on or after September 1, 2005;

•	benefits to certain management employees under a non-contributory, nonqualified defined benefit SERP (closed to new participants as of March 31, 2006);

•	a non-contributory, nonqualified DC SERP for certain management employees hired or promoted on or after April 1, 2006;

•	health care and life insurance benefits under an OPEB plan;

•	benefits to a selected group of management under a non-contributory, nonqualified EISP; and

•	a contributory, qualified defined contribution 401(k) plan.

Pension Plan: Participants in the Pension Plan include CMS Energy’s and Consumers’ present employees, employees of their subsidiaries, and employees of Panhandle, a former CMS Energy subsidiary. Pension Plan trust assets are not distinguishable by company.

CMS Energy and Consumers provide an employer contribution of five percent of base pay to the DCCP 401(k) plan for employees hired on or after September 1, 2005. On January 1, 2011, the employer contribution was increased to six percent. Employees are not required to contribute in order to receive the plan’s employer contribution.

Participants in the cash balance Pension Plan, effective July 1, 2003 to September 1, 2005, also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of September 1, 2005. DCCP expense for CMS Energy and Consumers was $5 million for the year ended December 31, 2010, $4 million for the year ended December 31, 2009, and $3 million for the year ended December 31, 2008.

SERP: The SERP is a non-qualified plan as defined by the Internal Revenue Code. SERP benefits are paid from a trust established in 1988. SERP trust earnings are taxable. Presented in the following table are the funded status and fair value of trust assets for CMS Energy’s and Consumers’ SERP:

Years Ended December 31	2010	2009
	In Millions

CMS Energy, including Consumers
Trust assets(a)	$91	$77
ABO	107	93
Contributions	17	2
Consumers
Trust assets(a)	$57	$50
ABO	66	54
Contributions	11	1

(a)	Trust assets are included in Other non-current assets on CMS Energy’s and Consumers’ Consolidated Balance Sheets.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were less than $1 million at December 31, 2010 and December 31, 2009. DC SERP assets are included in Other non-current assets on CMS Energy’s and Consumers’ Consolidated Balance Sheets. CMS Energy’s and Consumers’ DC SERP expense was less than $1 million for each of the years ended December 31, 2010, 2009, and 2008.

401(k): The 401(k) plan employer match equals 60 percent of eligible contributions up to the first six percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $16 million for each of the years ended December 31, 2010, 2009, and 2008. The total 401(k) plan cost for Consumers was $15 million for each of the years ended December 31, 2010, 2009, and 2008.

EISP: In 2002, CMS Energy and Consumers implemented a nonqualified EISP to provide flexibility in separation of employment by officers, a selected group of management, or other highly compensated employees. Terms of the plan include payment of a lump sum, payment of monthly benefits for life, payment of premiums for continuation of health care, or any other legally permissible term deemed to be in CMS Energy’s and Consumers’ best interest. EISP expense for CMS Energy and Consumers was less than $1 million for each of the years ended December 31, 2010, 2009, and 2008. The ABO for the EISP for CMS Energy, including Consumers, was $5 million at December 31, 2010 and $4 million at December 31, 2009. The ABO for the EISP for Consumers was $1 million at December 31, 2010 and 2009.

OPEB: Participants in the OPEB plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for Pension Plan disability retirement and have 15 years of applicable continuous service may also participate in the OPEB plan. Retiree health care costs were based on the assumption that costs would increase 8.0 percent in 2011 for all retirees. In 2010, the assumption was 8.5 percent for those under 65 and 8.0 percent for those over 65. The rate of increase was assumed to decline to five percent for all retirees by 2017 and thereafter.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	In Millions

CMS Energy, including Consumers
Effect on total service and interest cost component	$19	$(16)
Effect on PBO	$201	$(175)
Consumers
Effect on total service and interest cost component	$18	$(15)
Effect on PBO	$196	$(170)

In 1992, Consumers recorded a liability of $466 million for the accumulated transition obligation and a corresponding regulatory asset for anticipated recovery in utility rates. The MPSC authorized recovery of the electric utility portion of these costs in 1994 over 18 years and the gas utility portion in 1996 over 16 years.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions: Presented in the following tables are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

Weighted Average for Benefit Obligations:

	Pension and SERP			OPEB
Years Ended December 31	2010	2009	2008	2010	2009	2008

CMS Energy, including Consumers
Discount rate(a)	5.40%	5.85%	6.50%	5.60%	6.00%	6.50%
Expected long-term rate of return on plan assets(b)	8.00%	8.00%	8.25%	7.50%	7.50%	7.75%
Mortality table(c)	2000	2000	2000	2000	2000	2000
Rate of compensation increase:
Pension	4.00%	4.00%	4.00%
SERP	5.50%	5.50%	5.50%

Weighted Average for Net Periodic Benefit Cost:

	Pension and SERP			OPEB
Years Ended December 31	2010	2009	2008	2010	2009	2008

CMS Energy, including Consumers
Discount rate(a)	5.85%	6.50%	6.40%	6.00%	6.50%	6.50%
Expected long-term rate of return on plan assets(b)	8.00%	8.25%	8.25%	7.50%	7.75%	7.75%
Mortality table(c)	2000	2000	2000	2000	2000	2000
Rate of compensation increase:
Pension	4.00%	4.00%	4.00%
SERP	5.50%	5.50%	5.50%

(a)	The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ Pension Plan and OPEB plan and the yields on high quality corporate bonds rated Aa or better.

(b)	CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets was eight percent in 2010. In 2010, the actual return on Pension Plan assets was 13 percent, in 2009 the actual return was 21 percent, and in 2008 the actual return was a negative 23 percent.

(c)	The mortality assumption was based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligned with the IRS prescriptions for cash funding valuations under the Pension Protection Act of 2006.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Costs: Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

	Pension and SERP
Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Net periodic pension cost
Service cost	$45	$41	$43
Interest expense	104	102	101
Expected return on plan assets	(92)	(86)	(81)
Amortization of:
Net loss	52	41	41
Prior service cost	5	6	6

Net periodic pension cost	$114	$104	$110
Regulatory adjustment(a)	30	—	4

Net periodic pension cost after regulatory adjustment	$144	$104	$114

Consumers
Net periodic pension cost
Service cost	$44	$40	$41
Interest expense	99	97	96
Expected return on plan assets	(89)	(83)	(78)
Amortization of:
Net loss	50	40	40
Prior service cost	5	5	6

Net periodic pension cost	$109	$99	$105
Regulatory adjustment(a)	30	—	4

Net periodic pension cost after regulatory adjustment	$139	$99	$109

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	OPEB
Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$26	$24	$22
Interest expense	80	80	72
Expected return on plan assets	(60)	(50)	(66)
Amortization of:
Net loss	32	33	9
Prior service credit	(17)	(10)	(10)

Net periodic OPEB cost	$61	$77	$27
Regulatory adjustment(a)	5	—	3

Net periodic OPEB cost after regulatory adjustment	$66	$77	$30

Consumers
Net periodic OPEB cost
Service cost	$25	$24	$21
Interest expense	77	77	69
Expected return on plan assets	(56)	(46)	(61)
Amortization of:
Net loss	33	33	10
Prior service credit	(16)	(10)	(10)

Net periodic OPEB cost	$63	$78	$29
Regulatory adjustment(a)	5	—	3

Net periodic OPEB cost after regulatory adjustment	$68	$78	$32

(a)	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, which resulted in no impact to net income for the years presented. The pension and OPEB regulatory liability was less than $1 million at December 31, 2010. The pension and OPEB regulatory asset was $34 million at December 31, 2009.

The estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2011 for CMS Energy from the regulatory asset is $66 million and from AOCI is $2 million. The estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2011 for Consumers from the regulatory asset is $66 million. The estimated net loss and prior service credit for OPEB plans that will be amortized into net periodic benefit cost in 2011 for CMS Energy from the regulatory asset is $21 million, with a decrease from AOCI of $1 million. The estimated net loss and prior service credit for OPEB plans that will be amortized into net periodic benefit cost in 2011 for Consumers from the regulatory asset is $21 million.

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period. The estimated time of amortization of gains and losses for CMS Energy and Consumers was 12 years for pension and 14 years for OPEB for each of the years ended December 31, 2010, 2009, and 2008. Prior service cost amortization is established in the year in which the prior service cost first

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

occurred, and is based on the same amortization period for all future years until the prior service costs are fully amortized. The estimated time of amortization of new prior service costs for CMS Energy and Consumers was 12 years for pension and ten years for OPEB for each of the years ended December 31, 2010, 2009, and 2008.

Reconciliations: Presented in the following tables are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

	Pension Plan
Years Ended December 31	2010	2009
	In Millions

Benefit obligation at beginning of period	$1,717	$1,524
Service cost	44	40
Interest cost	98	96
Actuarial loss	150	145
Benefits paid	(113)	(88)

Benefit obligation at end of period(a)	$1,896	$1,717

Plan assets at fair value at beginning of period	$1,007	$724
Actual return on plan assets	132	165
Company contribution	375	206
Actual benefits paid(b)	(113)	(88)

Plan assets at fair value at end of period	$1,401	$1,007

Funded status at December 31(c)(d)	$(495)	$(710)

	SERP		OPEB
Years Ended December 31	2010	2009	2010	2009
	In Millions

CMS Energy, including Consumers
Benefit obligation at beginning of period	$106	$95	$1,423	$1,266
Service cost	1	1	26	24
Interest cost	6	6	80	80
Plan amendments(e)	—	—	(101)	—
Actuarial loss	11	9	36	106
Benefits paid	(6)	(5)	(54)	(53)

Benefit obligation at end of period(a)	$118	$106	$1,410	$1,423

Plan assets at fair value at beginning of period	$—	$—	$782	$662
Actual return on plan assets	—	—	88	117
Company contribution	6	5	71	56
Actual benefits paid(b)	(6)	(5)	(54)	(53)

Plan assets at fair value at end of period	$—	$—	$887	$782

Funded status at December 31(c)	$(118)	$(106)	$(523)	$(641)

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	SERP		OPEB
Years Ended December 31	2010	2009	2010	2009
	In Millions

Consumers
Benefit obligation at beginning of period	$67	$62	$1,373	$1,219
Service cost	1	1	25	24
Interest cost	4	4	77	77
Plan amendments(e)	—	—	(100)	—
Actuarial loss	8	6	34	104
Transfer	—	(4)	—	—
Benefits paid	(3)	(2)	(51)	(51)

Benefit obligation at end of period(a)	$77	$67	$1,358	$1,373

Plan assets at fair value at beginning of period	$—	$—	$725	$612
Actual return on plan assets	—	—	81	108
Company contribution	3	2	70	55
Actual benefits paid(b)	(3)	(2)	(51)	(50)

Plan assets at fair value at end of period	$—	$—	$825	$725

Funded status at December 31(c)	$(77)	$(67)	$(533)	$(648)

(a)	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. In 2010, the Health Care Acts repealed these tax-exempt deductions for years beginning after December 31, 2012. The Medicare Part D annualized reduction in net OPEB cost for CMS Energy was $28 million for 2010, $19 million for 2009, and $25 million for 2008. Consumers’ Medicare Part D annualized reduction in net OPEB costs was $26 million for 2010, $18 million for 2009, and $24 million for 2008. The reduction for CMS Energy and Consumers includes $10 million for 2010, $6 million for 2009, and $7 million for 2008 in capitalized OPEB costs.

(b)	CMS Energy received payments of $5 million in 2010, $4 million in 2009, and $6 million in 2008 for the Medicare Part D subsidies. Consumers received payments of $5 million in 2010, $4 million in 2009, and $5 million in 2008 for the Medicare Part D subsidies.

(c)	At December 31, 2010, CMS Energy classified $7 million as current liabilities and $1.1 billion as non-current liabilities on its Consolidated Balance Sheets. At December 31, 2009, CMS Energy classified $6 million as current liabilities and $1.5 billion as non-current liabilities on its Consolidated Balance Sheets.

At December 31, 2010, Consumers classified $4 million as current liabilities and $1.1 billion as non-current liabilities on its Consolidated Balance Sheets. At December 31, 2009, Consumers classified $3 million as current liabilities and $1.4 billion as non-current liabilities on its Consolidated Balance Sheets.

(d)	At December 31, 2010, $463 million of the total funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses. At December 31, 2009, $675 million of the funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses.

(e)	Plan amendments reflect changes resulting from an agreement reached with the Union in April 2010 on a new five-year contract for Union members.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the Pension Plan PBO, ABO, and fair value of plan assets:

Years Ended December 31	2010	2009
	In Millions

CMS Energy, including Consumers
Pension PBO	$1,896	$1,717
Pension ABO	1,517	1,393
Fair value of Pension Plan assets	1,401	1,007

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets, see Note 6, Regulatory Matters.

	Pension and
	SERP		OPEB
Years Ended December 31	2010	2009	2010	2009
	In Millions

CMS Energy, including Consumers
Regulatory assets
Net loss	$914	$860	$579	$604
Prior service cost (credit)	23	27	(152)	(68)
AOCI
Net loss (gain)	72	58	(9)	(11)
Prior service cost (credit)	2	3	(4)	(3)

Total amounts recognized in regulatory assets and AOCI	$1,011	$948	$414	$522

Consumers
Regulatory assets
Net loss	$914	$860	$579	$604
Prior service cost (credit)	23	27	(152)	(68)
AOCI
Net loss	22	14	—	—
Prior service cost	1	1	—	—

Total amounts recognized in regulatory assets and AOCI	$960	$902	$427	$536

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan Assets: Presented in the following tables are the fair values of CMS Energy’s and Consumers’ Pension Plan and OPEB plan assets at December 31, 2010 and 2009, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 4, Fair Value Measurements.

	Pension Plan
Year Ended December 31, 2010	Total	Level 1	Level 2
	In Millions

CMS Energy, including Consumers
Asset Category:
Cash and short-term investments(a)	$248	$248	$—
U.S. government and agencies securities(b)	57	—	57
Corporate debt(c)	161	—	161
State and municipal bonds(e)	8	—	8
Foreign corporate debt(f)	17	—	17
Mutual funds(h)	183	183	—
Pooled funds(i)	727	—	727

Total	$1,401	$431	$970

	Pension Plan
Year Ended December 31, 2009	Total	Level 1	Level 2
	In Millions

CMS Energy, including Consumers
Asset Category:
Cash and short-term investments(a)	$65	$65	$—
U.S. government and agencies securities(b)	40	—	40
Corporate debt(c)	145	—	145
State and municipal bonds(e)	4	—	4
Foreign corporate debt(f)	17	—	17
Mutual funds(h)	117	117	—
Pooled funds(i)	619	—	619

Total	$1,007	$182	$825

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	OPEB Plan
Year Ended December 31, 2010	Total	Level 1	Level 2
	In Millions

CMS Energy, including Consumers
Asset Category:
Cash and short-term investments(a)	$56	$56	$—
U.S. government and agencies securities(b)	181	—	181
Corporate debt(d)	20	—	20
State and municipal bonds(e)	36	—	36
Foreign corporate debt(f)	2	—	2
Common stocks(g)	154	154	—
Mutual funds(h)	23	23	—
Pooled funds(j)	415	—	415

Total	$887	$233	$654

	OPEB Plan
Year Ended December 31, 2009	Total	Level 1	Level 2
	In Millions

CMS Energy, including Consumers
Asset Category:
Cash and short-term investments(a)	$29	$29	$—
U.S. government and agencies securities(b)	157	—	157
Corporate debt(d)	21	—	21
State and municipal bonds(e)	51	—	51
Foreign corporate debt(f)	2	—	2
Common stocks(g)	134	134	—
Mutual funds(h)	17	17	—
Pooled funds(j)	371	—	371

Total	$782	$180	$602

(a)	Cash and short-term investments consist of money market funds with daily liquidity.

(b)	U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies. These securities were valued based on quoted market prices.

(c)	At December 31, 2010, corporate debt investments in the Pension Plan included investment grade bonds (61 percent) and non-investment grade, high-yield bonds (39 percent) of U.S. issuers from diverse industries. At December 31, 2009, corporate debt investments in the Pension Plan included investment grade bonds (63 percent) and non-investment grade, high-yield bonds (37 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

(d)	At December 31, 2010, corporate debt investments in the OPEB plan included investment grade bonds (61 percent) and non-investment grade, high-yield bonds (39 percent) of U.S. issuers from diverse industries. At December 31, 2009, corporate debt investments in the OPEB plan included investment grade bonds (62 percent) and non-investment grade, high-yield bonds (38 percent) of U.S. issuers from diverse industries.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

(e)	State and municipal bonds were valued using a matrix-pricing model that incorporates Level 2 market-based information. The fair value of the bonds was derived from various observable inputs, including benchmark yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade state and municipal securities normally considered by market participants when pricing such debt securities.

(f)	Foreign corporate debt securities were valued based on quoted market prices, when available, or on yields available on comparable securities of issuers with similar credit ratings.

(g)	Common stocks in the OPEB plan consist of equity securities with low transaction costs that were actively managed and tracked by the S&P 500 Index. These securities were valued at their quoted closing prices.

(h)	Mutual funds represent shares in registered investment companies that are priced based on the quoted NAV that is the basis for transactions to buy or sell shares in the funds.

(i)	Pooled funds in the Pension Plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. At December 31, 2010, these funds included investments in U.S. equity securities (55 percent), foreign equity securities (24 percent), foreign fixed-income securities (14 percent), U.S. fixed-income securities (four percent), and alternative investments (three percent). At December 31, 2009, these funds included investments in U.S. equity securities (56 percent), foreign equity securities (22 percent), foreign fixed-income securities (16 percent), U.S. fixed-income securities (three percent), and alternative investments (three percent). These investments were valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

(j)	Pooled funds in the OPEB plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. At December 31, 2010, these funds included investments in U.S. equity securities (89 percent), foreign equity securities (six percent), foreign fixed-income securities (three percent), U.S. fixed-income securities (one percent), and alternative investments (one percent). At December 31, 2009, these funds included investments in U.S. equity securities (89 percent), foreign equity securities (five percent), foreign fixed-income securities (four percent), U.S. fixed-income securities (one percent), and alternative investments (one percent). These investments are valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

The fair value of Pension Plan and OPEB plan assets classified as Level 3 at December 31, 2010 and 2009 was less than $1 million.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB plan and Pension Plan:

Years Ended December 31	2010	2009
	In Millions

CMS Energy, including Consumers
OPEB: (a)
VEBA trust	$57	$40
401(h) component	14	16

	$71	$56
Pension(b)	$375	$206

Consumers
OPEB: (a)
VEBA trust	$57	$39
401(h) component	13	16

	$70	$55
Pension(b)	$366	$199

(a)	CMS Energy, including Consumers, plans to contribute $65 million to the OPEB plan in 2011 and Consumers plans to contribute $64 million to the OPEB plan in 2011.

(b)	CMS Energy, including Consumers, does not plan to contribute to the Pension Plan in 2011.

Contributions include required and discretionary amounts. Actual future contributions will depend on future investment performance, changes in discount rates, and various factors related to the populations participating in the plans.

In 2008, CMS Energy adjusted its target asset allocation for Pension Plan assets to 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments. This adjustment is being made gradually by the allocation of contributions into alternative assets and the drawdown of equities to cover plan benefit payments and distributions. This revised target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

CMS Energy and Consumers established union and non-union VEBA trusts to fund their future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries. CMS Energy and Consumers have a target asset allocation of 60 percent equity and 40 percent fixed-income investments.

CMS Energy and Consumers invest the equity portions of the union and non-union health care VEBA trusts in an S&P 500 Index fund. CMS Energy and Consumers invest the fixed-income portion of the union health care VEBA trust in domestic investment grade taxable instruments. CMS Energy and Consumers invest the fixed-income portion of the non-union health care VEBA trust in a diversified mix of domestic tax-exempt securities. The

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investment selections of each VEBA trust are influenced by the tax consequences, as well as the objective of generating asset returns that will meet the medical and life insurance costs of retirees.

Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

	Pension	SERP	OPEB(a)
	In Millions

CMS Energy, including Consumers
2011	$86	$7	$62
2012	96	7	64
2013	106	6	67
2014	115	7	71
2015	126	8	74
2016-2020	764	42	428
Consumers
2011	$83	$4	$59
2012	93	4	61
2013	103	3	64
2014	112	4	67
2015	122	4	71
2016-2020	741	22	407

(a)	CMS Energy’s and Consumers’ OPEB benefit payments are net of employee contributions and expected Medicare Part D prescription drug subsidy payments. For CMS Energy, subsidies to be received are estimated to be $6 million for 2011, $7 million for 2012 and 2013, $8 million for 2014 and 2015, and $51 million combined for 2016 through 2020. For Consumers, subsidies to be received are estimated to be $6 million for 2011 and 2012, $7 million for 2013 and 2014, $8 million for 2015, and $49 million combined for 2016 through 2020.

Collective Bargaining Agreements: At December 31, 2010, the Union represented 42 percent of CMS Energy’s employees and 44 percent of Consumers’ employees. The Union represents Consumers’ operating, maintenance, construction, and call center employees. Union contracts expire in 2015. In October 2010, the United Steelworkers ratified a new agreement with Consumers for Zeeland employees, which became effective in January 2011.

12:	INCOME TAXES

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return and a unitary Michigan income tax return. Income taxes are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is the difference between actual income tax expense on continuing operations, excluding noncontrolling interests, and income tax expense computed by applying the statutory U.S. federal income tax rate:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Income from continuing operations before income taxes	$587	$324	$433
Income tax expense at statutory rate	205	114	152
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	26	21	3
Income tax credit amortization	(4)	(4)	(4)
Medicare Part D exempt income(a)	(6)	(6)	(9)
Property differences	2	1	3
Research and development credit, net	(3)	(9)	—
Valuation allowance	1	2	(6)
Other, net	3	(4)	—

Income tax expense	$224	$115	$139

Effective tax rate	38.2%	35.5%	32.1%
Consumers
Income from continuing operations before income taxes	$688	$456	$562
Income tax expense at statutory rate	241	160	197
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	26	19	8
Income tax credit amortization	(4)	(4)	(4)
Medicare Part D exempt income(a)	(9)	(6)	(8)
Property differences	2	1	3
Research and development credit, net	(3)	(7)	—
Other, net	1	—	2

Income tax expense	$254	$163	$198

Effective tax rate	36.9%	35.7%	35.2%

(a)	For taxable years beginning after December 31, 2012, the Health Care Acts prospectively repealed the tax deduction for the portion of health care costs that are reimbursed by the Medicare Part D subsidy. To reflect the law change, CMS Energy recognized deferred tax expense of $3 million during 2010. Consumers expects to recover this lost benefit through the ratemaking process and therefore continued to recognize the tax benefit during 2010. The total anticipated recovery was recorded as a regulatory asset of $74 million (not including the effects of ratemaking tax gross-ups) at December 31, 2010.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the significant components of income tax expense on continuing operations:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Current income taxes:
Federal	$(21)	$(12)	$4
State and local	26	17	9

	$5	$5	$13
Deferred income taxes:
Federal	$210	$86	$134
State and local	13	28	(4)

	$223	$114	$130
Deferred income tax credit, net	(4)	(4)	(4)

Tax expense	$224	$115	$139

Consumers
Current income taxes:
Federal	$(17)	$72	$(10)
State and local	25	24	12

	$8	$96	$2
Deferred income taxes:
Federal	$236	$66	$200
State and local	14	5	—

	$250	$71	$200
Deferred income tax credit, net	(4)	(4)	(4)

Tax expense	$254	$163	$198

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

December 31	2010	2009
	In Millions

CMS Energy, including Consumers
Employee benefits	$(76)	$65
Gas inventory	(177)	(201)
Plant, property, and equipment	(1,382)	(1,145)
Regulatory tax liability	162	209
Reserves and accruals	101	83
Securitized costs	(120)	(141)
Tax loss and credit carryforwards	996	919
Other	(103)	(29)

	$(599)	$(240)
Less: valuation allowance	(19)	(34)

Total net deferred income tax liabilities	$(618)	$(274)

Deferred tax assets, net of valuation reserves	$1,240	$1,242
Deferred tax liabilities	(1,858)	(1,516)

Total net deferred income tax liabilities	$(618)	$(274)

Consumers
Employee benefits	$(110)	$28
Gas inventory	(177)	(201)
Plant, property, and equipment	(1,464)	(1,237)
Regulatory tax liability	162	209
Reserves and accruals	45	29
Securitized costs	(120)	(141)
Tax loss and credit carryforwards	281	232
Other	(115)	(51)

Total net deferred income tax liabilities	$(1,498)	$(1,132)

Deferred tax assets, net of valuation reserves	$488	$498
Deferred tax liabilities	(1,986)	(1,630)

Total net deferred income tax liabilities	$(1,498)	$(1,132)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in CMS Energy’s and Consumers’ Consolidated Financial Statements. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the loss and credit carryforwards at December 31, 2010:

	Gross Amount	Tax Attribute	Expiration
	In Millions

CMS Energy, including Consumers
Federal net operating loss carryforward	$1,466	$513	2023 - 2030
State and local net operating loss carryforwards(a)	450	5	2023 - 2030
Future state tax deductions(b)	—	170	No expiration
Alternative minimum tax credits	269	269	No expiration
General business credits(a)	39	39	2011 - 2030

Total tax attributes		$996

Consumers
Federal net operating loss carryforward	$184	$64	2023 - 2030
State capital loss carryforward	10	1	2014
Future state tax deductions(b)	—	203	No expiration
General business credits	13	13	2011 - 2030

Total tax attributes		$281

(a)	CMS Energy has provided a valuation allowance of $2 million for the local loss carryforward and a valuation allowance of $2 million for general business credits. CMS Energy and Consumers expect to utilize fully loss and credit carryforwards for which no valuation has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

(b)	This State of Michigan tax deduction was granted as part of the enactment of the Michigan Business Tax. Under the Michigan Business Tax, the amount of future deduction is intended to offset the financial statement impact that would have been recognized upon enactment in 2007. Utilization of the deduction begins in 2015. Due to various limitations, the gross amount of this deduction is not meaningful.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Balance at beginning of period	$62	$65	$51
Reductions for prior year tax positions	(58)	(6)	—
Additions for prior year tax positions	—	2	12
Additions for current year tax positions	—	1	2

Balance at end of period	$4	$62	$65

Consumers
Balance at beginning of period	$57	$55	$41
Reductions for prior year tax positions	(54)	(1)	—
Additions for prior year tax positions	—	2	12
Additions for current year tax positions	—	1	2

Balance at end of period	$3	$57	$55

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CMS Energy, including Consumers, had uncertain tax benefits of $4 million at December 31, 2010, $8 million at December 31, 2009, and $10 million at December 31, 2008 that, if recognized, would affect the annual effective tax rate in future years. Consumers had uncertain tax benefits of $3 million at December 31, 2010 and 2009. There were no uncertain tax benefits that would reduce Consumers’ effective tax rate at December 31, 2008.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest for the years ended December 31, 2010 and 2009, and $1 million for the year ended December 31, 2008. In 2010, CMS Energy settled with the IRS and, as a result, paid $6 million of accrued interest in December. At that time, a remaining accrued interest balance of $3 million was eliminated. Consumers recognized no interest for the years ended December 31, 2010 and 2009, and $1 million for the year ended December 31, 2008. Upon settlement with the IRS, Consumers paid $4 million to CMS Energy and eliminated a remaining accrued interest balance of $1 million.

In November 2010, the IRS concluded its most recent audit of CMS Energy and its subsidiaries, and proposed changes of $132 million to taxable income for the years ended December 31, 2002 through December 31, 2007. Of this amount, $82 million resulted in an adjustment to the existing net operating loss carryforward; the remaining $50 million increased taxable income. Most of the adjustments related to the timing of deductions, not the disallowance of deductions. CMS Energy accepted the proposed adjustments to taxable income, which resulted in the payment of $15 million of tax and accrued interest. The tax adjustments were allocated based on the companies’ separate taxable income, in accordance with CMS Energy’s tax sharing agreement. The impact to net income was less than $1 million.

In December 2010, the IRS began its audit of CMS Energy and its subsidiaries’ 2008 and 2009 federal tax returns. The IRS also is auditing CMS Energy’s research and development tax credit claims for 2001 through 2009. These credits are part of CMS Energy’s overall general business credit carryforward. It is reasonably possible that, within the next twelve months, a settlement will be reached with the IRS on CMS Energy’s research and development tax credit claim. The total claimed credit is $21 million.

The amount of income taxes paid is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2010 were adequate for all years.

13:	STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to key employees and non-employee directors based on their contributions to the successful management of the company. The PISP has a five-year term, expiring in May 2014.

All grants under the PISP for 2010, 2009, and 2008 were in the form of TSR restricted stock and time-lapse restricted stock. Restricted stock recipients receive shares of CMS Energy common stock. Restricted stock shares granted prior to August 1, 2010 have full dividend and voting rights. The TSR restricted stock shares granted in 2010 have full voting rights. In lieu of cash dividend payments, however, the TSR restricted stock shares granted in 2010 receive additional restricted shares equal to the value of the dividend. These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

TSR restricted stock vesting is contingent on meeting a three-year service requirement and specific market conditions. For awards granted in 2008, half of the market condition is based on the achievement of specified levels of TSR over a three-year period and half is based on a comparison of CMS Energy’s TSR with the median TSR of a peer group over the same three-year period. Depending on the outcome of the market condition, a recipient may earn a total award ranging from zero to 150 percent of the initial grant. For awards granted in 2010 and 2009, the market condition is based entirely on a comparison of CMS Energy’s TSR with the median TSR of a peer group over the same three-year period. Depending on the outcome of the market condition, a recipient may earn a total award

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock vests after a service period of three years.

Restricted stock awards granted to officers in 2008 were 80 percent TSR restricted stock and 20 percent time-lapsed restricted stock. Awards granted to officers in 2010 and 2009 were 67 percent TSR restricted stock and 33 percent time-lapse restricted stock.

For awards granted prior to August 1, 2010, restricted shares may vest fully upon retirement, disability, or change of control of CMS Energy if certain minimum service requirements are met or are waived by action of the C&HR Committees. If employment terminates for any other reason (other than death) or the minimum service requirements are not met or waived, the restricted shares will be fully forfeited. For awards granted after August 1, 2010, a pro-rata portion of the award equal to the portion of the service period served between the award grant date and the employee’s termination date will vest upon termination of an employee due to retirement, disability, or change of control of CMS Energy. The remaining portion of the award will be forfeited. All awards vest fully upon death.

The PISP also allows for stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2010, 2009, or 2008.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6 million shares from June 2009 through May 2014, nor may such awards to any recipient exceed 500,000 shares in any fiscal year. CMS Energy and Consumers may issue awards of up to 4,650,719 shares of common stock under the PISP at December 31, 2010. Shares for which payment or exercise is in cash, as well as shares or stock options forfeited for any reason other than failure to meet a market condition, may be awarded or granted again under the PISP.

Presented in the following table is restricted stock activity under the PISP:

		Weighted-Average Grant
Restricted Stock	Number of Shares	Date Fair Value per Share

CMS Energy, including Consumers
Nonvested at December 31, 2009	2,019,777	$12.52
Granted(a)	636,273	16.22
Vested	(457,430)	14.41
Forfeited(b)	(205,155)	12.62

Nonvested at December 31, 2010	1,993,465	13.26

Consumers
Nonvested at December 31, 2009	1,809,987	$12.50
Granted(a)	575,895	16.27
Vested	(396,760)	14.38
Forfeited(b)	(184,099)	12.62

Nonvested at December 31, 2010	1,805,023	13.28

(a)	During 2010, CMS Energy granted 285,212 TSR shares and 351,061 time-lapse shares of restricted stock. During 2010, Consumers granted 254,234 TSR shares and 321,661 time-lapse shares of restricted stock.

(b)	During 2010, 204,155 TSR shares granted by CMS Energy in 2007 were forfeited due to the failure to meet the specific market conditions. During 2010, 183,099 TSR shares granted by Consumers in 2007 were forfeited due to the failure to meet the specific market conditions.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CMS Energy and Consumers charge the fair value of the awards to expense over the required service period. As a result, for awards granted prior to August 1, 2010, CMS Energy and Consumers recognize all compensation expense for share-based awards that have accelerated service provisions upon retirement by the period in which the employee becomes eligible to retire. TSR restricted stock awards granted after August 1, 2010 have graded vesting features, and CMS Energy and Consumers recognize expense for those awards on a graded vesting schedule over the required service period. Expense for time-lapse awards is recognized on a straight-line basis over the required service period. CMS Energy and Consumers calculate the fair value of time-lapse restricted stock based on the price of CMS Energy’s common stock on the grant date. CMS Energy and Consumers calculate the fair value of TSR restricted stock awards on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock.

The risk-free rate for each valuation was based on the three-year U.S. Treasury yield at the award grant date. Presented in the following table are the significant assumptions used to estimate the fair value of the TSR restricted stock awards:

	2010	2009	2008

Expected volatility	30.1%	29.8%	19.7%
Expected dividend yield	2.4%	2.0%	2.7%
Risk-free rate	0.9%	1.8%	2.8%

Presented in the following table are amounts related to restricted stock awards:

	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Fair value of shares that vested during the year	$7	$4	$2
Compensation expense recognized	9	9	8
Income tax benefit recognized	4	3	3
Consumers
Fair value of shares that vested during the year	$6	$4	$2
Compensation expense recognized	9	8	7
Income tax benefit recognized	3	3	2

At December 31, 2010, $10 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $9 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 2.1 years.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is stock option activity under the PISP:

	Options	Weighted-	Weighted-
	Outstanding,	Average	Average	Aggregate
	Fully Vested,	Exercise	Remaining	Intrinsic
	and	Price per	Contractual	Value
Stock Options	Exercisable	Share	Term	(in millions)

CMS Energy, including Consumers
Outstanding at December 31, 2009	581,040	$19.79	2.0 years	$(2)
Granted	—	—
Exercised	(74,000)	$6.59
Cancelled or Expired	(69,960)	$17.86

Outstanding at December 31, 2010	437,080	$22.34	1.1 years	$(2)

Consumers
Outstanding at December 31, 2009	378,786	$17.74	2.3 years	$(1)
Granted	—	—
Exercised	(68,818)	$6.61
Cancelled or Expired	(42,500)	$17.52

Outstanding at December 31, 2010	267,468	$20.64	1.2 years	$(1)

Stock options give the holder the right to purchase common stock at the market price on the grant date. Stock options are exercisable upon grant, and expire up to ten years and one month from the grant date. CMS Energy and Consumers issue new shares when recipients exercise stock options. The total intrinsic value of stock options exercised for CMS Energy was $1 million in 2010, less than $1 million in 2009, and $1 million in 2008. The total intrinsic value of stock options exercised for Consumers was $1 million in 2010 and less than $1 million in 2009 and 2008. Cash received from exercise of these stock options in 2010 was less than $1 million for CMS Energy and Consumers.

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess tax benefits upon exercise of stock options and vesting of restricted stock. Therefore, CMS Energy did not recognize the related excess tax benefits in equity. As of December 31, 2010, CMS Energy has $20 million of unrealized excess tax benefits.

Presented in the following table is the weighted-average grant-date fair value of awards under the PISP:

Years Ended December 31	2010	2009	2008

CMS Energy, including Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$16.22	$13.49	$10.38
Consumers
Weighted-average grant-date fair value per share
Restricted stock granted	$16.27	$13.44	$10.43

14:	LEASES

CMS Energy and Consumers lease various assets, including service vehicles, railcars, gas pipeline capacity, and buildings. In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating leases for coal-carrying railcars have lease terms expiring without extension provisions over the next 13 years and with extension provisions over the next 16 years. These leases contain fair market value extension and buyout provisions, with some providing for predetermined extension period rentals. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having Terminal Rental Adjustment Clause end-of-life provisions and others having fixed percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was 11 years at December 31, 2010. The capital lease for the gas transportation pipeline to Zeeland has a term of 12 years with a renewal provision at the end of the contract. The remaining term of the contract was one year at December 31, 2010. The remaining terms of Consumers’ long-term PPAs range between two and 20 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers. Presented in the following table is CMS Energy’s and Consumers’ operating lease expense:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Operating lease expense	$28	$34	$28
Income from subleases	—	—	(1)
Consumers
Operating lease expense	$28	$34	$27

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2010. CMS Energy did not have any non-cancelable leases at December 31, 2010 that were not included in Consumers’ amounts.

	Capital	Finance	Operating
	Leases	Lease(a)	Leases
	In Millions

Consumers
2011	$17	$21	$29
2012	20	20	30
2013	12	20	27
2014	11	19	26
2015	12	18	25
2016 and thereafter	44	96	123

Total minimum lease payments	$116	$194	$260

Less imputed interest	52	46

Present value of net minimum lease payments	$64	$148
Less current portion	11	13

Non-current portion	$53	$135

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to buy all of the capacity and energy then capable of being produced by Palisades. Consumers has continuing involvement with Palisades through security provided to Entergy for Consumers’ PPA obligation, Consumers’ DOE liability, and other forms of involvement. Because of these ongoing arrangements, Consumers accounted for the transaction as a financing of Palisades and not a sale. Accordingly, no gain on the sale of Palisades was recognized on the Consolidated Statements of Income. Consumers accounted for the remaining non-real-estate assets and liabilities associated with the transaction as a sale.

Palisades remains on Consumers’ Consolidated Balance Sheets and Consumers continues to depreciate it. Consumers recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades PPA. The value of the finance obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing. Total amortization and interest charges under the financing were $22 million and $23 million, respectively, for each of the years ended December 31, 2010 and 2009.

15:	PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are CMS Energy’s and Consumers’ plant, property, and equipment:

	Estimated
	Depreciable
Years Ended December 31	Life in Years	2010	2009
		In Millions

CMS Energy, including Consumers
Electric:
Generation	18-85	$3,812	$3,671
Distribution	12-75	5,250	4,991
Other	7-40	609	574
Capital and finance leases(a)		273	289
Gas:
Underground storage facilities(b)	30-65	311	299
Transmission	13-75	713	573
Distribution	30-80	2,654	2,557
Other	5-50	380	366
Capital leases(a)		5	17
Enterprises:
IPP	5-30	85	329
Other	3-40	17	16
Other:	1-71	36	34
Construction work in progress		570	506
Less accumulated depreciation, depletion, and amortization(c)		4,646	4,540

Net plant, property, and equipment(d)		$10,069	$9,682

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Estimated
	Depreciable
Years Ended December 31	Life in Years	2010	2009
		In Millions

Consumers
Electric:
Generation	18-85	$3,812	$3,671
Distribution	12-75	5,250	4,991
Other	7-40	609	574
Capital and finance leases(a)		273	289
Gas:
Underground storage facilities(b)	30-65	311	299
Transmission	13-75	713	573
Distribution	30-80	2,654	2,557
Other	5-50	380	366
Capital leases(a)		5	17
Other non-utility property	7-71	15	15
Construction work in progress		566	505
Less accumulated depreciation, depletion, and amortization(c)		4,593	4,386

Net plant, property, and equipment(d)		$9,995	$9,471

(a)	Capital and finance leases presented are gross amounts. Presented in the following table are changes in Consumers’ capital and finance leases:

Years Ended December 31	2010	2009
	In Millions

Consumers
Balance at beginning of period	$306	$312
Additions	15	16
Net retirements and other adjustments	(43)	(22)

Balance at end of period	$278	$306

Accumulated amortization of capital and finance leases was $65 million at December 31, 2010 and $84 million at December 31, 2009 for Consumers. There were no significant capital and finance leases at CMS Energy.

(b)	Underground storage includes base natural gas of $26 million at December 31, 2010 and 2009. Base natural gas is not subject to depreciation.

(c)	Presented in the following table is CMS Energy’s and Consumers’ accumulated depreciation, depletion, and amortization:

Years Ended December 31	2010	2009
	In Millions

CMS Energy, including Consumers
Utility plant assets	$4,592	$4,385
Non-utility plant assets	54	155
Consumers
Utility plant assets	$4,592	$4,385
Non-utility plant assets	1	1

(d)	For the year ended December 31, 2010, utility plant additions were $783 million and utility plant retirements were $85 million. For the year ended December 31, 2009, utility plant additions were $928 million and utility plant retirements were $171 million.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets:  Included in net plant, property, and equipment are intangible assets. Presented in the following table are CMS Energy’s and Consumers’ intangible assets:

Years Ended December 31
	Amortization		2010		2009
	Life			Accumulated		Accumulated
Description	in years		Gross Cost(a)	Amortization	Gross Cost(a)	Amortization
	In Millions

CMS Energy, including Consumers
Software development	3-15		$323	$125	$303	$105
Plant acquisition adjustments	40		213	16	214	11
Rights of way	50-75		140	37	134	35
Leasehold improvements	various	(b)	13	9	13	9
Franchises and consents	5-30		15	6	15	6
Other intangibles(c)	various		20	14	28	21

Total			$724	$207	$707	$187

Consumers
Software development	3-15		$323	$125	$303	$105
Plant acquisition adjustments	40		213	16	214	11
Rights of way	50-75		140	37	134	35
Leasehold improvements	various	(b)	13	9	13	9
Franchises and consents	5-30		15	6	15	6
Other intangibles	various		18	14	18	13

Total			$722	$207	$697	$179

(a)	Intangible asset additions for Consumers’ utility plant were $25 million during 2010 and $62 million during 2009. Retirements were less than $1 million in 2010 and were $110 million during 2009.

(b)	Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

(c)	Effective January 1, 2010, CMS Energy deconsolidated Genesee. As a result of the deconsolidation, other intangible assets were reduced by $8 million.

Presented in the following table is CMS Energy’s and Consumers’ amortization expense related to intangible assets:

	CMS Energy
	(including Consumers)		Consumers
	Total	Software	Total	Software
	Amortization	Amortization	Amortization	Amortization
Years Ended December 31	Expense	Expense	Expense	Expense
	In Millions

2010	$28	$19	$27	$19
2009	30	22	30	22
2008	32	27	32	23

Amortization of intangible assets is expected to range between $34 million and $40 million per year over the next five years.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2010 and 2009, CMS Energy had less than $1 million of goodwill recorded on its Consolidated Balance Sheets.

16:	ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. No market risk premiums were included in CMS Energy’s and Consumers’ ARO fair value estimates since reasonable estimates could not be made. If a five percent market risk premium were assumed, CMS Energy’s and Consumers’ ARO liabilities at December 31, 2010 would increase by $12 million and at December 31, 2009 would increase by $11 million, respectively.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities for assets that have insignificant cumulative disposal costs, such as substation batteries.

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

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

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/09	Incurred	Settled(a)	Accretion	Revisions	12/31/10
	In Millions

CMS Energy, Including Consumers
Close gas treating plant and gas wells	$1	$—	$—	$—	$—	$1
Consumers	228	6	(7)	17	—	244

Total CMS Energy	$229	$6	$(7)	$17	$—	$245

Consumers
Coal ash disposal areas	$64	$—	$(4)	$6	$—	$66
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	38	—	(1)	3	—	40
Gas distribution cut, purge, cap	124	6	(2)	8	—	136

Total Consumers	$228	$6	$(7)	$17	$—	$244

	ARO					ARO
	Liability				Cash flow	Liability
Company and ARO Description	12/31/08	Incurred	Settled(a)	Accretion	Revisions	12/31/09
	In Millions

CMS Energy, Including Consumers
Close gas treating plant and gas wells	$1	$—	$—	$—	$—	$1
Consumers	205	15	(8)	16	—	228

Total CMS Energy	$206	$15	$(8)	$16	$—	$229

Consumers
Coal ash disposal areas	$62	$—	$(4)	$6	$—	$64
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	36	—	(1)	3	—	38
Gas distribution cut, purge, cap	105	15	(3)	7	—	124

Total Consumers	$205	$15	$(8)	$16	$—	$228

(a)	Cash payments of $7 million in 2010 and $8 million in 2009 were included in the other current and non-current liabilities line in Net cash provided by operating activities in CMS Energy’s and Consumers’ Consolidated Statements of Cash Flows.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17:	JOINTLY OWNED REGULATED UTILITY FACILITIES

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities:

	Ownership			Accumulated		Construction
	Share	Net Investment(a)		Depreciation		Work in Progress
December 31	(%)	2010	2009	2010	2009	2010	2009
	In Millions

Campbell Unit 3	93.3	$653	$662	$404	$387	$23	$14
Ludington	51.0	60	62	114	111	11	5
Distribution	Various	115	105	44	43	7	7

(a)	Net investment is the amount of utility plant in service less accumulated depreciation.

Consumers includes its share of the direct expenses of the jointly owned plants in Operating Expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.

18:	VARIABLE INTEREST ENTITIES

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

CMS Energy has consolidated CMS Energy Trust I because CMS Energy is the variable interest holder that designed the entity and, through the design, has the power to direct the activities of CMS Energy Trust I that most significantly impact the trust’s economic performance. CMS Energy has guaranteed payment of the Trust Preferred Securities. The sole assets of the trust consist of subordinated notes issued by CMS Energy, and the sole liabilities of the trust consist of Trust Preferred Securities. Upon consolidation, CMS Energy reduced its equity method investment by $5 million and its Long-term debt by $34 million. CMS Energy also recorded a $29 million liability for the mandatorily redeemable preferred securities issued by the trust. No gain or loss was recognized on the consolidation of CMS Energy Trust I.

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

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is information about these partnerships:

Name (Ownership Interest)	Nature of the Entity	Financing of Partnership

T.E.S. Filer City (50%)	Coal-fueled power generator	Non-recourse long-term debt that matured in December 2007.
Grayling (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in November 2012 and bear interest at variable rates. The debt is recourse to the partnership, but not the individual partners, and secured by a letter of credit equal to the outstanding balance.
Genesee (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partnership and secured by a CMS Energy guarantee capped at $3 million annually.

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

CMS Energy’s investment in these partnerships is included in Investments on its Consolidated Balance Sheets in the amount of $49 million as of December 31, 2010. The partnerships were consolidated at December 31, 2009. Total assets of the partnerships were $189 million and total liabilities were $92 million at December 31, 2009. The partnerships had third-party debt obligations totaling $70 million at December 31, 2009. Plant, property, and equipment serving as collateral for these obligations had a carrying value of $137 million at December 31, 2009. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $6 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

19:	RELATED-PARTY TRANSACTIONS — CONSUMERS

Consumers enters into a number of significant transactions with related parties. These transactions include:

•	purchase and sale of electricity from and to CMS Enterprises;

•	payment of parent company overhead costs to CMS Energy; and

•	investment in CMS Energy common stock.

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business. Presented in the following table are Consumers’ recorded income and expense from related parties as of December 31:

Description	Related Party	2010	2009	2008
		In Millions

Purchases of capacity and energy	Affiliates of CMS Enterprises	$(84)	$(81)	$(75)
Dividend income	CMS Energy	1	1	1

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts payable to related parties for purchased power and other services were $11 million at December 31, 2010 and 2009.

Consumers owns 1.8 million shares of CMS Energy common stock with a fair value of $34 million at December 31, 2010. For additional details on Consumers’ investment in CMS Energy common stock, see Note 9, Financial Instruments.

20:	ASSET SALES, DISCONTINUED OPERATIONS, AND IMPAIRMENT CHARGES

Asset Sales

The impacts of asset sales are included in Gain on asset sales, net and Income (Loss) from Discontinued Operations in CMS Energy’s Consolidated Statements of Income, and they are included in Loss (gain) on asset sales, net in Consumers’ Consolidated Statements of Income. Asset sales for CMS Energy and Consumers were immaterial for the years ended December 31, 2010, 2009, and 2008.

In connection with the sale of CMS Energy’s Argentine and Michigan assets to Lucid Energy in 2007, CMS Energy entered into agreements that granted MEI, an affiliate of Lucid Energy, the right to any proceeds from an assignment of an arbitration award associated with TGN. The agreements also granted MEI an option to purchase CMS Gas Transmission’s ownership interests in TGN, and the rights to any proceeds CMS Enterprises would receive if it sold its stock interest in CMS Generation San Nicolas Company.

In 2008, CMS Energy executed an agreement with MEI and a third party to assign the arbitration award and to sell its interests in TGN directly to the third party. In accordance with the agreements executed in 2007, the proceeds from the assignment of the arbitration award and the sale of TGN were passed on to MEI, and in 2008, CMS Energy recognized an $8 million gain on the assignment of the award in Gain on asset sales, net on CMS Energy’s Consolidated Statements of Income. CMS Energy also recognized a $197 million cumulative net foreign currency translation loss related to TGN, which had been deferred as a Foreign currency translation component of stockholders’ equity. This charge was fully offset by the elimination of a $197 million Argentine currency impairment reserve on CMS Energy’s Consolidated Balance Sheets, created when it impaired its investment in TGN in 2007.

In 2010, CMS Enterprises exercised its option to sell its stock interest in CMS Generation San Nicolas Company and transferred the sale proceeds to MEI. As a result, CMS Enterprises recognized a $3 million net gain. In 2010, CMS Enterprises also sold a cost-method investment with a carrying value of zero, and recognized a $3 million gain.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Discontinued Operations

Discontinued operations are a component of the enterprises segment. CMS Energy included the following amounts in Income (Loss) From Discontinued Operations:

Years Ended December 31	2010		2009		2008
	In Millions

Revenues	$10		$7		$14

Discontinued operations:
Pretax income (loss) from discontinued operations	$(21)		$33		$2
Income tax expense	2		13		1

Income (Loss) From Discontinued Operations, Net of Tax Expense	$(23	)(a)	$20	(b)	$1

(a)	Includes an operating loss of $2 million ($1 million net of tax) at Exeter, whose assets and liabilities were reclassified as held for sale in 2009.

Also includes disposal-related losses of $10 million in additional tax expense resulting from an IRS audit adjustment related to a 2003 asset sale, a $6 million ($4 million net of tax) loss for the write down of CMS Energy’s investment in Exeter, a $5 million ($3 million net of tax) loss for the increase in a liability for a 2007 asset sale, and a $5 million ($3 million net of tax) loss on the settlement of a 2002 asset sale indemnity.

(b)	Includes an operating loss of $11 million ($7 million net of tax) at Exeter and a loss of $3 million ($2 million net of tax) related to the State Street Bank and TSU litigation at CMS Viron. For additional details on CMS Viron, see Note 5, Contingencies and Commitments.

Also includes a gain for the expiration of an indemnity obligation related to a 2007 asset sale. CMS Energy provided an indemnity to TAQA in connection with the sale of its ownership interests in businesses in the Middle East, Africa, and India, and recorded a $50 million provision for the contingent liability. This indemnity expired in 2009 and CMS Energy eliminated the liability from its Consolidated Balance Sheets, recognizing a $45 million benefit ($28 million net of tax) to Income (Loss) from Discontinued Operations and a $5 million benefit to Gain on asset sales, net.

Discontinued operations include a provision for closing costs and a portion of CMS Energy’s parent company interest expense. CMS Energy allocated interest expense of less than $1 million in each of 2010 and 2009 and $1 million in 2008. CMS Energy allocates its interest expense by applying its total interest expense to the net carrying amount of the asset sold divided by CMS Energy’s total capitalization.

During the fourth quarter of 2009, CMS Energy’s management committed to a plan to sell its interest in Exeter and initiated an active program to locate potential buyers. CMS Energy completed the sale of this business in

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 2011. Presented in the following table are the major classes of assets and liabilities of Exeter classified as held for sale on CMS Energy’s Consolidated Balance Sheets in 2010 and 2009:

Years Ended December 31	2010	2009
	In Millions

Assets:
Current Assets:
Cash	$1	$1
Accounts receivable, net	1	1
Non-Current Assets:
Plant, property, and equipment, net	3	8
Other	1	1

Total assets	$6	$11

Liabilities:
Current Liabilities	$1	$—

Total liabilities	$1	$—

Impairment Charges

In 2010, CMS Energy wrote down its investment in Exeter from its carrying amount of $11 million to Exeter’s fair value of $5 million. This valuation was based on the price that CMS Energy received for the sale of Exeter, which closed in January 2011. The impairment resulted in a loss of $6 million, which was recorded in earnings as part of discontinued operations for the year ended December 31, 2010.

In May 2010, Consumers announced plans to defer the development of its proposed 830 MW coal-fueled plant at its Karn/Weadock generating complex. At that time, Consumers recorded a charge of $3 million to write off certain capitalized development costs because the costs were deemed not to have long-term value in connection with the potential future construction of the plant. The project’s air permit, issued by the MDNRE in December 2009, will expire in August 2011 if construction of the coal plant has not commenced or if Consumers has not been granted an extension of the air permit. In December 2010, Consumers determined that it would not begin construction before August 2011 as a means of preserving the air permit. As a result, the likelihood that the plant will be constructed has diminished significantly. In December 2010, in accordance with accounting standards governing impairment of plant costs for regulated utilities, Consumers recorded an additional charge of $19 million to write off the remaining previously capitalized development costs associated with the proposed plant. The total charge of $22 million was recorded in other operating expenses for the year ended December 31, 2010.

CMS Energy and Consumers recorded no other impairments of long-lived assets for the years ended December 31, 2010, 2009, and 2008.

21:	REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:

CMS Energy:

•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic IPP; and

•	other, including EnerBank, corporate interest and other expenses, and discontinued operations.

Consumers:

•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

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

Inter-segment sales and transfers are accounted for at current market prices and are eliminated in consolidated Net Income Available to Common Stockholders by segment.

Presented in the following tables is financial information by reportable segment:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Operating Revenue:
Electric utility	$3,802	$3,407	$3,594
Gas utility	2,354	2,556	2,827
Enterprises	238	216	365
Other	38	26	21

Total Operating Revenue — CMS Energy	$6,432	$6,205	$6,807

Consumers
Operating Revenue:
Electric utility	$3,802	$3,407	$3,594
Gas utility	2,354	2,556	2,827

Total Operating Revenue — Consumers	$6,156	$5,963	$6,421

CMS Energy, including Consumers
Income (Loss) from Equity Method Investees:(a)
Enterprises	$11	$(2)	$5

Total Income (Loss) from Equity Method Investees — CMS Energy	$11	$(2)	$5

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers
Depreciation and Amortization:
Electric utility	$450	$441	$438
Gas utility	122	118	136
Enterprises	3	10	10
Other	1	1	4

Total Depreciation and Amortization — CMS Energy	$576	$570	$588

Consumers
Depreciation and Amortization:
Electric utility	$450	$441	$438
Gas utility	122	118	136

Total Depreciation and Amortization — Consumers	$572	$559	$574

CMS Energy, including Consumers
Interest Charges:
Electric utility	$202	$225	$185
Gas utility	73	66	60
Enterprises	—	5	6
Other	156	139	149

Total Interest Charges — CMS Energy	$431	$435	$400

Consumers
Interest Charges:
Electric utility	$202	$225	$185
Gas utility	73	66	60
Other	2	1	2

Total Interest Charges — Consumers	$277	$292	$247

CMS Energy, including Consumers
Income Tax Expense (Benefit):
Electric utility	$187	$107	$153
Gas utility	67	56	45
Enterprises	14	4	(10)
Other	(44)	(52)	(49)

Total Income Tax Expense — CMS Energy	$224	$115	$139

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2010	2009	2008
	In Millions

Consumers
Income Tax Expense:
Electric utility	$187	$107	$153
Gas utility	67	56	45

Total Income Tax Expense — Consumers	$254	$163	$198

CMS Energy, including Consumers
Net Income (Loss) Available to Common Stockholders:
Electric utility	$303	$194	$271
Gas utility	127	96	89
Enterprises	36	(7)	13
Discontinued operations	(23)	20	1
Other	(119)	(85)	(90)

Total Net Income Available to Common Stockholders — CMS Energy	$324	$218	$284

Consumers
Net Income Available to Common Stockholder:
Electric utility	$303	$194	$271
Gas utility	127	96	89
Other	2	1	2

Total Net Income Available to Common Stockholder — Consumers	$432	$291	$362

CMS Energy, including Consumers
Investments in Equity Method Investees:(a)
Enterprises	$48	$3	$5
Other	1	6	6

Total Investments in Equity Method Investees — CMS Energy	$49	$9	$11

CMS Energy, including Consumers
Plant, Property, and Equipment, Gross
Electric utility	$9,944	$9,525	$8,965
Gas utility	4,063	3,812	3,622
Enterprises	102	345	340
Other	36	34	33

Total Plant, Property, and Equipment — CMS Energy	$14,145	$13,716	$12,960

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2010	2009	2008
	In Millions

Consumers
Plant, Property, and Equipment, Gross
Electric utility	$9,944	$9,525	$8,965
Gas utility	4,063	3,812	3,622
Other	15	15	15

Total Plant, Property, and Equipment — Consumers	$14,022	$13,352	$12,602

CMS Energy, including Consumers
Total Assets:
Electric utility(b)	$9,321	$9,157	$8,904
Gas utility(b)	4,614	4,594	4,565
Enterprises	191	303	313
Other	1,490	1,202	1,119

Total Assets — CMS Energy	$15,616	$15,256	$14,901

Consumers
Total Assets:
Electric utility(b)	$9,321	$9,157	$8,904
Gas utility(b)	4,614	4,594	4,565
Other	904	871	777

Total Assets — Consumers	$14,839	$14,622	$14,246

CMS Energy, including Consumers
Capital Expenditures:(c)
Electric utility	$642	$557	$553
Gas utility	235	270	241
Enterprises	4	7	3
Other	2	—	—

Total Capital Expenditures — CMS Energy	$883	$834	$797

Consumers
Capital Expenditures:(c)
Electric utility	$642	$557	$553
Gas utility	235	270	241

Total Capital Expenditures — Consumers	$877	$827	$794

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Areas:

Years Ended December 31	2010	2009	2008
	In Millions

CMS Energy, including Consumers(d)
United States
Operating revenue(e)	$6,432	$6,205	$6,807
Operating income	$978	$698	$793
Total Assets	$15,613	$15,253	$14,898
International
Operating revenue(e)	$—	$—	$—
Operating income	$—	$—	$1
Total Assets	$3	$3	$3

(a)	Consumers had no material equity method investments.

(b)	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

(c)	Amounts include purchase of capital lease additions. Amounts also include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

(d)	Consumers had no international assets, international operating revenues, or international operating income.

(e)	Revenues were based on the country location of customers.

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22:	QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	2010
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
	In Millions, Except Per Share Amounts and Stock Prices

CMS Energy, including Consumers
Operating Revenue	$1,967	$1,340	$1,443	$1,682
Operating Income	239	262	319	158
Income From Continuing Operations	89	100	146	31
Loss From Discontinued Operations	(1)	(16)	—	(6)
Net Income	88	84	146	25
Income Attributable to Noncontrolling Interests	—	2	1	—
Net Income Attributable to CMS Energy	88	82	145	25
Charge for Deferred Issuance Cost on Preferred Stock	—	—	8	—
Preferred Stock Dividends	3	2	3	—
Net income Available to Common Stockholders	85	80	134	25
Earnings From Continuing Operations Per Average Common Share — Basic(a)	0.38	0.42	0.58	0.13
Earnings From Continuing Operations Per Average Common Share — Diluted(a)	0.35	0.39	0.53	0.11
Basic Earnings Per Average Common Share(a)	0.37	0.35	0.58	0.11
Diluted Earnings Per Average Common Share(a)	0.34	0.32	0.53	0.09
Common stock prices(b)
High	15.90	16.55	18.15	19.16
Low	14.57	14.26	14.68	17.72
Consumers
Operating Revenue	$1,890	$1,276	$1,370	$1,620
Operating Income	224	207	304	191
Net Income	107	88	160	79
Preferred Stock Dividends	—	1	1	—
Net Income Available to Common Stockholder	107	87	159	79

CMS Energy Corporation
Consumers Energy Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2009
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
	In Millions, Except Per Share Amounts and Stock Prices

CMS Energy, including Consumers
Operating Revenue	$2,104	$1,225	$1,263	$1,613
Operating Income	210	150	230	108
Income From Continuing Operations	75	55	76	14
Income (Loss) From Discontinued Operations	(1)	25	(1)	(3)
Net Income	74	80	75	11
Income Attributable to Noncontrolling Interests	1	2	6	2
Net Income Attributable to CMS Energy	73	78	69	9
Preferred Stock Dividends	3	3	2	3
Net Income Available to Common Stockholders	70	75	67	6
Earnings From Continuing Operations Per Average Common Share — Basic(a)	0.32	0.22	0.30	0.04
Earnings From Continuing Operations Per Average Common Share — Diluted(a)	0.31	0.21	0.29	0.03
Basic Earnings Per Average Common Share(a)	0.31	0.33	0.29	0.03
Diluted Earnings Per Average Common Share(a)	0.30	0.32	0.28	0.02
Common stock prices(b)
High	12.20	12.30	13.64	16.04
Low	10.09	10.98	11.78	13.05
Consumers
Operating Revenue	$2,034	$1,182	$1,204	$1,543
Operating Income	203	174	218	94
Net Income	99	72	101	21
Preferred Stock Dividends	1	—	1	—
Net Income Available to Common Stockholder	98	72	100	21

(a)	The sum of the quarters may not equal the annual EPS due to changes in the number of shares outstanding.

(b)	Based on New York Stock Exchange composite transactions.

(This page intentionally left blank)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

CMS Energy

None.

Consumers

None.

ITEM 9A. CONTROLS AND PROCEDURES

CMS Energy

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting: CMS Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). CMS Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMS Energy;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CMS Energy are being made only in accordance with authorizations of management and directors of CMS Energy; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of CMS Energy’s assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting:  There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Consumers

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting: Consumers’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Consumers’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consumers;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Consumers are being made only in accordance with authorizations of management and directors of Consumers; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Consumers’ assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

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

Consumers

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CMS Energy

Information that is required in Item 10 regarding executive officers is included in the Item 1. Business, CMS Energy Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 regarding directors, executive officers, and corporate governance is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

CODE OF ETHICS

CMS Energy adopted a code of ethics that applies to its CEO, CFO and CAO, as well as all other officers and employees of CMS Energy and its affiliates, including Consumers. This code of ethics, entitled “Code of Conduct and Guide to Ethical Business Behavior 2010” is posted on CMS Energy’s website at www.cmsenergy.com, under “Compliance and Ethics”. CMS Energy’s Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. Any amendment to, or waiver of, a provision of CMS Energy’s code of ethics that applies to CMS Energy’s CEO, CFO, CAO or persons performing similar functions will be disclosed on CMS Energy’s website at www.cmsenergy.com under “Compliance and Ethics.”

CMS Energy has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct”. This Board of Directors Code of Conduct can also be found on CMS Energy’s website at www.cmsenergy.com. CMS Energy’s Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy.

Consumers

Information that is required in Item 10 regarding executive officers is included in the Item 1. Business, Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 regarding Consumers’ directors, executive officers, and corporate governance is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

CODE OF ETHICS

Consumers adopted a code of ethics that applies to its CEO, CFO and CAO, as well as all other officers and employees of Consumers and its affiliates. This code of ethics, entitled “Code of Conduct and Guide to Ethical Business Behavior 2010” is posted on Consumers’ website at www.consumersenergy.com, under “Compliance and Ethics”. Consumers’ Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Any amendment to, or waiver of, a provision of Consumers’ code of ethics that applies to Consumers’ CEO, CFO, CAO or persons performing similar functions will be disclosed on Consumers’ website at www.consumersenergy.com under “Compliance and Ethics.”

Consumers has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct”. This Board of Directors Code of Conduct can also be found on Consumers’ website at www.consumersenergy.com. The Consumers’ Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in each company’s Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

(a)(2)	Index to Financial Statement Schedules.

		Page

Schedule I	Condensed Financial Information of Registrant CMS Energy-Parent Company
	Condensed Statements of Income	184
	Statements of Cash Flows	185
	Condensed Balance Sheets	186
	Notes to Condensed Financial Statements	188
Schedule II	Valuation and Qualifying Accounts and Reserves
	CMS Energy	189
	Consumers	189
Report of Independent Registered Public Accounting Firm
	CMS Energy	172
	Consumers	173

Schedules other than those listed above are omitted because they are either not required, not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3) Exhibits for CMS Energy and Consumers are listed after Item 15(b) below and are incorporated by reference herein.

(b) Exhibits, including those incorporated by reference.

CMS ENERGY’S AND CONSUMERS’ EXHIBITS

The agreements included as exhibits to this Form 10-K filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect. The statements were qualified by disclosures to the parties to each of the agreements and may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied to other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated.

The representations and warranties may not describe the actual state of affairs of the parties to each agreement. Additional information about CMS Energy and Consumers may be found in this filing at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC’s website at www.sec.gov.

	Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

3.1	1-9513	(3)(a)*	—	Restated Articles of Incorporation of CMS Energy effective June 1, 2004, as amended May 22, 2009 (2nd qtr. 2009 Form 10-Q)
3.2	1-9513	3.1*	—	CMS Energy Corporation Bylaws, amended and restated as of January 27, 2011 (Form 8-K filed February 1, 2011)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (2000 Form 10-K)
3.4	1-5611	3.2	—	Consumers Energy Company Bylaws, amended and restated as of January 27, 2011 (Form 8-K filed February 1, 2011)
4.1	2-65973	(b)(1)-4	—	Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (1997 Form 10-K)
4.1.b	1-5611	(4)(d)	—	90th dated as of 4/30/03 (1st qtr. 2003 Form 10-Q)
4.1.c	1-5611	(4)(b)	—	92nd dated as of 8/26/03 (3rd qtr. 2003 Form 10-Q)
4.1.d	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
4.1.e	1-5611	4.4	—	98th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
4.1.f	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (2004 Form 10-K)
4.1.g	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.h	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.i	1-5611	4(b)	—	105th dated as of 3/30/07 (2007 Form 10-K)
4.1.j	1-5611	4(a)	—	106th dated as of 11/30/07 (2007 Form 10-K)
4.1.k	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.l	1-5611	4.1	—	109th dated as of 9/11/08 (Form 8-K filed September 16, 2008)
4.1.m	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.n	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
4.1.o	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.p	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (1995 Form 10-K)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (1997 Form 10-K)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

4.4	33-47629	(4)(a)*	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
Indentures Supplemental thereto:
4.4.a	333-58686	(4)(a)*	—	11th dated as of 3/29/01 (Form S-8 filed April 11, 2001)
4.4.b	1-9513	(4)(d)(ii)*	—	16th dated as of 12/16/04 (2004 Form 10-K)
4.4.c	1-9513	4.2*	—	17th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
4.4.d	1-9513	4.2*	—	18th dated as of 1/19/05 (Form 8-K filed January 20, 2005)
4.4.e	1-9513	4.2*	—	19th dated as of 12/13/05 (Form 8-K filed December 15, 2005)
4.4.f	1-9513	4.2*	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.g	1-9513	4.3*	—	21st dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.h	1-9513	4.1*	—	22nd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.i	1-9513	4.3*	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.j	1-9513	4.1*	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.k	1-9513	4.1*	—	25th dated as of 9/23/10 (Form 8-K filed September 23, 2010)
4.4.l	1-9513	4.1*	—	26th dated as of 11/19/10 (Form 8-K filed November 19, 2010)
4.5	1-9513	(4a)*	—	Indenture dated as of June 1, 1997 between CMS Energy and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
Indentures Supplemental thereto:
4.5.a	1-9513	(4)(b)*	—	1st dated as of 6/20/97 (Form 8-K filed July 1, 1997)
10.1	1-9513	(10)(d)*	—	$300 million Seventh Amended and Restated Credit Agreement dated as of April 2, 2007 among CMS Energy Corporation, the Banks, the Administrative Agent, Collateral Agent, Syndication Agent and Documentation Agents, all defined therein and Amendment No. 1 dated as of December 19, 2007 (3rd qtr. 2009 Form 10-Q)
10.2	1-9513	(10)(b)*	—	Amendment No. 2 dated as of January 23, 2009 to the $300 million Seventh Amended and Restated Credit Agreement (2008 Form 10-K)
10.3	1-9513	(10)(e)*	—	Assumption and Acceptance dated January 8, 2008 to the $300 million Seventh Amended and Restated Credit Agreement (3rd qtr. 2009 Form 10-Q)
10.4	1-9513	10(b)*	—	Fourth Amended and Restated Pledge and Security Agreement dated as of April 2, 2007 among CMS Energy and Collateral Agent, as defined therein (2007 Form 10-K)
10.5	1-9513	10(c)*	—	Amended and Restated Cash Collateral Agreement dated as of April 2, 2007, made by CMS Energy to the Administrative Agent for the lenders and Collateral Agent, as defined therein (2007 Form 10-K)
10.6	1-5611	(10)(f)	—	$500 million Fourth Amended and Restated Credit Agreement dated as of March 30, 2007 among Consumers Energy Company, the Banks, the Administrative Agent, the Collateral Agent, the Syndication Agent and the Documentation Agents, all as defined therein (3rd qtr. 2009 Form 10-Q)
10.7	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (3rd qtr. 2009 Form 10-Q)
10.8	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (3rd qtr. 2009 Form 10-Q)
10.9	1-9513	(10)(g)	—	2004 Form of Change-in-Control Agreement (2007 Form 10-K)
10.10	1-9513	10.1	—	CMS Energy’s Performance Incentive Stock Plan, effective February 3, 1988, amended and restated effective August 1, 2010 (2nd qtr. 2010 Form 10-Q)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

10.11	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (2007 Form 10-K)
10.12	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (2008 Form 10-K)
10.13	1-9513	(10)(k)	—	Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers Energy Company effective January 1, 1982 and as further amended effective December 1, 2007 (2007 Form 10-K)
10.14	1-9513	(10)(p)	—	Amendment to the Defined Benefit Supplemental Executive Retirement Plan dated December 21, 2008 (2008 Form 10-K)
10.15	1-9513	(10)(l)	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as further amended effective December 1, 2007 (2007 Form 10-K)
10.16	1-9513	(10)(r)	—	Amendment to the Defined Contribution Supplemental Executive Retirement Plan dated December 21, 2008 (2008 Form 10-K)
10.17	1-9513	(10)(t)	—	2009 Form of Officer Separation Agreement (2008 Form 10-K)
10.18	1-9513	(10)(v)	—	Amended and Restated Investor Partner Tax Indemnification Agreement dated as of June 1, 1990 among Investor Partners, CMS Midland as Indemnitor and CMS Energy as Guarantor (1990 Form 10-K)
10.19	1-9513	(10)(y)*	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (1990 Form 10-K)
10.20	1-5611	(10)(y)	—	Unwind Agreement dated as of December 10, 1991 by and among CMS Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC Development Corp. and CMS Midland Holdings Company (1991 Form 10-K)
10.21	1-5611	(10)(aa)*	—	Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development (1991 Form 10-K)
10.22	1-5611	(10)(i)	—	Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer (3rd qtr. 2009 Form 10-Q)
10.23	1-5611	(10)(j)	—	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company (3rd qtr. 2009 Form 10-Q)
10.24	1-9513	(10)(k)*	—	Agreement of Purchase and Sale by and between CMS Enterprises Company and Abu Dhabi National Energy Company PJSC dated as of February 3, 2007 (3rd qtr. 2009 Form 10-Q)
10.25	1-9513	10.1*	—	Common Agreement dated March 12, 2007 between CMS Enterprises Company and Lucid Energy, LLC (Form 8-K filed March 14, 2007)
10.26	1-9513	(10)(l)*	—	Agreement of Purchase and Sale dated March 12, 2007 by and among CMS Enterprises Company, CMS Energy Investment, LLC, and Lucid Energy, LLC, and Michigan Pipeline and Processing, LLC (3rd qtr. 2009 Form 10-Q)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

10.27	1-9513	(10)(m)*	—	Agreement of Purchase and Sale dated March 12, 2007 by and among CMS Enterprises Company, CMS Generation Holdings Company, CMS International Ventures, LLC, and Lucid Energy, LLC, and New Argentine Generation Company, LLC (3rd qtr. 2009 Form 10-Q)
10.28	1-9513	(10)(a)*	—	Form of Indemnification Agreement between CMS Energy Corporation and its Directors effective as of November 1, 2007 (3rd qtr. 2007 Form 10-Q)
10.29	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers Energy Company and its Directors effective as of November 1, 2007 (3rd qtr. 2007 Form 10-Q)
10.30	1-5611	10.3	—	Amended and Restated Letter of Credit Reimbursement Agreement between Consumers and U.S. Bank National Association dated as of September 21, 2010 (3rd qtr. 2010 Form 10-Q)
10.31	1-5611	10.1	—	$150,000,000 Second Amended and Restated Revolving Credit Agreement dated as of August 11, 2010 among Consumers Energy Company, the Banks, Agent, Co-Syndication Agents and Documentation Agent, all as defined therein (Form 8-K filed August 16, 2010)
10.32	1-5611	(10)(t)	—	Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers Energy Company and Midland Cogeneration Venture Limited Partnership dated as of June 9, 2008 (3rd qtr. 2009 Form 10-Q)
10.33	1-5611	10.4	—	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership dated as of March 1, 2010 (3rd qtr. 2010 Form 10-Q)
10.34			—	Amended and Restated Receivables Purchase Agreement dated as of November 23, 2010 among Consumers Receivables Funding II, LLC, Consumers Energy Company, The Conduits from time to time party thereto, The Financial Institutions from time to time party thereto, The Managing Agents from time to time party thereto, and JPMorgan Chase Bank, NA, as Administrative Agent
10.35	1-5611	(10)(v)	—	Receivables Sale Agreement dated as of May 22, 2003 between Consumers Energy Company as Originator and Consumers Receivables Funding II, LLC as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006 (3rd qtr. 2009 Form 10-Q)
10.36	1-5611	(10)(rr)	—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009 (2009 Form 10-K)
10.37	1-5611	(10)(ss)	—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010 (2009 Form 10-K)
10.38	1-5611	(10)(b)	—	Amendment No. 5 to the Receivables Sale Agreement dated as of March 17, 2010 (1st qtr. 2010 Form 10-Q)
10.39	1-5611	(10)(d)	—	Amendment No. 6 to the Receivables Sale Agreement dated as of April 20, 2010 (1st qtr. 2010 Form 10-Q)
10.40			—	Amendment No. 7 to the Receivables Sale Agreement dated as of November 23, 2010
10.41	1-9513	(10)(e)	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries effective January 1, 2004, amended and restated effective as of January 1, 2010 (1st qtr. 2010 Form 10-Q)

Previously Filed
	With File	As Exhibit
Exhibits	Number	Number		Description

10.42	1-9513	(10)(f)	—	Form of Change in Control Agreement as of March 2010 (1st qtr. 2010 Form 10-Q)
10.43	1-9513	(10)(g)*	—	Agreement between David W. Joos and CMS Energy Board of Directors (1st qtr. 2010 Form 10-Q)
10.44	1-5611	(10)(h)	—	Bond Purchase Agreement between Consumers and each of the Purchasers named therein dated as of April 19, 2010 (1st qtr. 2010 Form 10-Q)
10.45	1-5611	10.1	—	Bond Purchase Agreement between Consumers and each of the Purchasers named therein dated as of September 27, 2010 (Form 8-K filed September 30, 2010)
12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1			—	Power of Attorney for CMS Energy
24.2			—	Power of Attorney for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1			—	CMS Energy Corporation Stock Purchase Plan, amended and restated as of December 1, 2010
101.INS**			—	XBRL Instance Document
101.SCH**			—	XBRL Taxonomy Extension Schema
101.CAL**			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB**			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE**			—	XBRL Taxonomy Extension Presentation Linkbase

*	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”. The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

Exhibits listed above that have heretofore been filed with the SEC pursuant to various acts administered by the SEC, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Statements of Income

Years Ended December 31	2010	2009	2008
	In Millions

Operating Expenses
Depreciation and amortization	$—	$—	$3
Other operating expense	6	10	5

Total Operating Expenses	6	10	8

Operating Loss	(6)	(10)	(8)
Other Income
Equity earnings of subsidiaries	464	310	433
Interest income	1	—	1
Other income (expense)	(8)	12	(4)

Total Other Income	457	322	430

Interest Charges
Interest on long-term debt	147	124	127
Interest on preferred securities	—	8	14
Intercompany interest expense and other	4	8	48

Total Interest Charges	151	140	189

Income Before Income Taxes	300	172	233
Income Tax Benefit	(50)	(57)	(62)

Income From Continuing Operations	350	229	295
Loss From Discontinued Operations	(10)	—	—

Net Income	340	229	295
Preferred Dividends	8	11	11
Redemption Premium on Preferred Stock	8	—	—

Net Income Available to Common Stockholders	$324	$218	$284

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Statements of Cash Flows

Years Ended December 31	2010	2009	2008
	In Millions

Cash Flows From Operating Activities
Net income	$340	$229	$295
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(464)	(310)	(433)
Dividends received from subsidiaries	358	340	1,247
Depreciation and amortization	—	—	3
Increase in accounts receivable	—	(2)	—
Increase (decrease) in accounts payable	(16)	16	(2)
Change in other assets and liabilities	117	7	(55)

Net cash provided by operating activities	335	280	1,055

Cash Flows From Investing Activities
Investment in subsidiaries	(250)	(100)	(22)

Net cash used in investing activities	(250)	(100)	(22)

Cash Flows From Financing Activities
Proceeds from bank loans and notes	800	718	665
Proceeds from issuance of common stock	8	9	9
Retirement of bank loans and notes	(396)	(788)	(570)
Payment of common stock dividends	(154)	(114)	(82)
Payment of preferred stock dividends	(8)	(11)	(11)
Redemption of preferred stock	(239)	(4)	(1)
Debt issuance costs and financing fees	(11)	(5)	—
Increase (decrease) in notes payable, net	(85)	15	(1,043)

Net cash used in financing activities	(85)	(180)	(1,033)

Net Change in Cash and Temporary Cash Investments	$—	$—	$—
Cash and Temporary Cash Investments, Beginning of Period	$—	$—	$—
Cash and Temporary Cash Investments, End of Period	$—	$—	$—

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Balance Sheets

December 31	2010	2009
	In Millions

Assets
Current Assets
Notes and accrued interest receivable	$1	$1
Accounts receivable, including intercompany and related parties	5	6
Deferred income taxes	13	7

Total current assets	19	14

Plant, Property, and Equipment, at cost	16	16
Less accumulated depreciation	(16)	(15)

Total plant, property, and equipment	—	1

Non-current Assets
Deferred income taxes	372	371
Investment in Subsidiaries	4,942	4,591
Other investment — SERP	19	17
Other	26	46

Total non-current assets	5,359	5,025

Total Assets	$5,378	$5,040

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS ENERGY — PARENT COMPANY

Condensed Balance Sheets

December 31	2010	2009
	In Millions

Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$437	$207
Accounts and notes payable, including intercompany and related parties	156	258
Accrued interest, including intercompany	27	24
Accrued taxes	81	13
Other	5	5

Total current liabilities	706	507

Non-Current Liabilities
Long-term debt
Senior notes	1,848	1,673
Intercompany notes	34	—
Related party	—	34
Unamortized discount	(28)	(37)
Postretirement benefits	23	22
Other non-current liabilities	2	—

Total non-current liabilities	1,879	1,692

Equity
Common stockholders’ equity	2,793	2,602
Nonredeemable preferred stock	—	239

Total equity	2,793	2,841

Total Liabilities and Equity	$5,378	$5,040

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Notes to Condensed Financial Statements

1:	Basis of Presentation

CMS Energy’s condensed financial statements have been prepared on a parent-only basis. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and notes required by GAAP for annual financial statements and therefore, these parent-only financial statements and other information included should be read in conjunction with CMS Energy’s audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended December 31, 2010.

2:	Guaranty

CMS Energy has issued a guaranty on behalf of its wholly owned subsidiary, CMS ERM, to support its payment obligations to a third party under certain commodity purchase or swap agreements. CMS Energy’s maximum potential obligation under the guaranty is $5 million, plus expenses.

CMS ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2010, 2009, and 2008

	Balance at	Charged	Charged to		Balance
	Beginning	to	Other		at End
Description	of Period	Expense	Accounts	Deductions	of Period
	(In Millions)

Allowance for uncollectible accounts(a)
2010	$23	$53	$—	$51	$25
2009	$26	$47	$—	$50	$23
2008	$21	$47	$—	$42	$26
Deferred tax valuation allowance
2010	$34	$1	$(15)	$1	$19
2009	$32	$2	$—	$—	$34
2008	$32	$—	$7	$7	$32
Allowance for notes receivable(a)
2010	$6	$4	$—	$5	$5
2009	$34	$7	$—	$35	$6
2008	$33	$4	$—	$3	$34

(a)	Deductions are write-offs of uncollectible accounts, net of recoveries.

CONSUMERS ENERGY COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2010, 2009, and 2008

	Balance at	Charged	Charged to		Balance at
	Beginning	to	Other		End of
Description	of Period	Expense	Accounts	Deductions	Period
	(In Millions)

Allowance for uncollectible accounts(a)
2010	$21	$53	$—	$51	$23
2009	$24	$47	$—	$50	$21
2008	$16	$47	$—	$39	$24

(a)	Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2011.

CMS ENERGY CORPORATION

By	/s/ John G. Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 24th day of February 2011.

Signature		Title

(i)	Principal executive officer:

	/s/ John G. Russell John G. Russell	President and Chief Executive Officer

(ii)	Principal financial officer:

	/s/ Thomas J. Webb Thomas J. Webb	Executive Vice President and Chief Financial Officer

(iii)	Controller or principal accounting officer:

	/s/ Glenn P. Barba Glenn P. Barba	Vice President, Controller and Chief Accounting Officer

(iv)	A majority of the Directors:

	* Merribel S. Ayres	Director

	* Jon E. Barfield	Director

	* Stephen E. Ewing	Director

	* Richard M. Gabrys	Director

	* David W. Joos	Director

	* Philip R. Lochner, Jr.	Director

Signature		Title

	* Michael T. Monahan	Director

	* John G. Russell	Director

	* Kenneth L. Way	Director

	* John B. Yasinsky	Director

*By	/s/ Thomas J. Webb Thomas J. Webb, Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2011.

CONSUMERS ENERGY COMPANY

By	/s/ John G. Russell
John G. Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 24th day of February 2011.

Signature		Title

(i)	Principal executive officer:

	/s/ John G. Russell John G. Russell	President and Chief Executive Officer

(ii)	Principal financial officer:

	/s/ Thomas J. Webb Thomas J. Webb	Executive Vice President and Chief Financial Officer

(iii)	Controller or principal accounting officer:

	/s/ Glenn P. Barba Glenn P. Barba	Vice President, Controller and Chief Accounting Officer

(iv)	A majority of the Directors:

	* Merribel S. Ayres	Director

	* Jon E. Barfield	Director

	* Stephen E. Ewing	Director

	* Richard M. Gabrys	Director

	* David W. Joos	Director

	* Philip R. Lochner, Jr.	Director

Signature		Title

	* Michael T. Monahan	Director

	* John G. Russell	Director

	* Kenneth L. Way	Director

	* John B. Yasinsky	Director

*By	/s/ Thomas J. Webb Thomas J. Webb, Attorney-in-Fact

(This page intentionally left blank)

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits			Description

10.34		—	Amended and Restated Receivables Purchase Agreement dated as of November 23, 2010 among Consumers Receivables Funding II, LLC, Consumers Energy Company, The Conduits from time to time party thereto, The Financial Institutions from time to time party thereto, The Managing Agents from time to time party thereto, and JPMorgan Chase Bank, NA, as Administrative Agent
10.40		—	Amendment No. 7 to the Receivables Sale Agreement dated as of November 23, 2010
99.1		—	CMS Energy Corporation Stock Purchase Plan, amended and restated as of December 1, 2010
12.1		—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2		—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1		—	Subsidiaries of CMS Energy and Consumers
23.1		—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2		—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1		—	Power of Attorney for CMS Energy
24.2		—	Power of Attorney for Consumers
31.1		—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4		—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS*	—	XBRL Instance Document
101	.SCH*	—	XBRL Taxonomy Extension Schema
101	.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF*	—	XBRL Taxonomy Extension Definition Linkbase
101	.LAB*	—	XBRL Taxonomy Extension Labels Linkbase
101	.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”. The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”