Form 10-Q
period 2011-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2011-04-28
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
CMS Energy Corporation:

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
Consumers Energy Company:

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
CMS Energy Corporation: Yes ☐ No ☑ Consumers Energy Company: Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 14, 2011:
CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value	252,352,702
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended
March 31, 2011

Page
Glossary	3
Filing Format	8
Forward-Looking Statements and Information	8

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
CMS Energy	30
Consumers	38
Notes to Consolidated Financial Statements	45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	73
Item 4. Controls and Procedures	73

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	74
Item 1A. Risk Factors	74
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	75
Item 4 Removed and Reserved	75
Item 5. Other Information	75
Item 6. Exhibits	76
Signatures	79
EX-10.4
EX-10.5
EX-10.6
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

(This page intentionally left blank)

GLOSSARY
Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524

2010 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2010

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CATR	The Clean Air Transport Rule

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

CMS Panhandle Holdings, LLC	A former wholly owned subsidiary of CMS Gas Transmission

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

D.C.	District of Columbia

Detroit Edison	The Detroit Edison Company, a non-affiliated company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

Exeter	Exeter Energy Limited Partnership, a limited partnership formerly owned by HYDRA-CO

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

GWh	Gigawatt-hour (a unit of energy equal to one million kWh)

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises

IPP	Independent power producer or independent power production

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)

Ludington	Ludington pumped storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source; for existing sources, MACT is the average emission limitation achieved by the best performing 12 percent of existing sources or the average limitation achieved by the best performing five sources, depending on the number of sources in the category

MD&A	Management’s Discussion and Analysis

MDEQ	Michigan Department of Environmental Quality, which, effective March 13, 2011, was re-established after the elimination of the Michigan Department of Natural Resources and Environment

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt-hour (a unit of energy equal to one million watt-hours)

NAV	Net asset value

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a former wholly owned subsidiary of CMS Panhandle Holdings, LLC

U.S.	United States

XBRL	eXtensible Business Reporting Language

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
This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2010 Form 10-K.
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:
•	the price of CMS Energy common stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’:
•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population changes in the geographic areas where CMS Energy and Consumers conduct business;

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or lawsuits regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants, including impacts of CAIR, MACT, and CATR;

•	CCBs;

•	PCBs;

•	cooling water intake or discharge from power plants or other industrial equipment;

•	limitations on the use or construction of coal-fueled electric power plants;

•	nuclear-related regulation;

•	renewable portfolio standards and energy efficiency mandates;

•	energy-related derivatives and hedges under the Dodd-Frank Act; and

•	any other potential legislative changes, including changes to the ten-percent ROA limit;
•	potentially adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse or delayed regulatory treatment or permitting decisions concerning significant matters affecting CMS Energy or Consumers that are or could come before the MDEQ and/or EPA, including Bay Harbor;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are or could come before the MPSC, including:
•	sufficient and timely recovery of:
•	environmental and safety-related expenditures for coal-fueled plants and other utility properties;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	costs associated with the proposed retirement and decommissioning of facilities;

•	MISO energy and transmission costs; and

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards;
•	actions of regulators with respect to expenditures subject to tracking mechanisms;

•	actions of regulators to prevent or curtail shutoffs for non-paying customers;

•	actions of regulators with respect to Consumers’ pilot electric and gas decoupling mechanisms;

•	regulatory orders preventing or curtailing rights to self-implement rate requests;

•	regulatory orders potentially requiring a refund of previously self-implemented rates; and

•	implementation of new energy legislation or revisions of existing regulations;

•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer demand for electric generation supply to alternative energy suppliers;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of Consumers’ electric and gas decoupling mechanisms in moderating the impact of sales variability on net revenues;

•	the ability of Consumers to recover nuclear fuel storage costs incurred as a result of the DOE’s failure to accept spent nuclear fuel on schedule or at all, and the outcome of pending litigation with the DOE;

•	the impact of enforcement powers and investigation activities at FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	potential effects of the Dodd-Frank Act and related regulations on CMS Energy and Consumers, including regulation of financial institutions such as EnerBank, and shareholder activity that is permitted or may be permitted under the Act;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers, and the ability of Consumers to recover the costs of any such insurance from customers;

•	energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including their strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction, permitting, and government approvals;

•	costs and availability of personnel, equipment, and materials for operating and maintaining existing facilities;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission and distribution or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	the impact of an accident, explosion, or other physical disaster involving Consumers’ gas pipelines, gas storage fields, overhead or underground electrical lines, or other utility infrastructure;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of scheduled or unscheduled generation or gas compression outages;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2011 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of the Health Care Acts on existing or future health care costs;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.

For additional details regarding these and other uncertainties, see the “Outlook” section included in MD&A; Note 2, Contingencies and Commitments; Note 3, Regulatory Matters; and Part II, Item 1A. Risk Factors.

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
Renewable energy projects are a major component of Consumers’ planned capital investments. Consumers expects to spend $600 million on renewable energy investments through 2015. The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind. In February 2011, Consumers filed with the MPSC an amended renewable energy plan, reducing the surcharge billed to customers by an annual amount of $55 million. Consumers proposed the amendment as a result of lower-than-anticipated costs to comply with the renewable energy requirements prescribed by the 2008 Energy Law.
In February 2011, Consumers and Detroit Edison together announced an $800 million maintenance and upgrade project at their jointly owned Ludington pumped-storage plant. The project, scheduled to begin in 2013 and extend through 2019, will increase the capacity of Ludington from its present level of 1,872 MW to about 2,172 MW. Consumers expects its share of the project cost to total $400 million.
Consumers’ smart grid program will also represent a significant capital investment. The initial substantial deployment, planned for 2012, will include advanced metering infrastructure and follow a phased approach. Consumers expects to spend $355 million on its smart grid program through 2015.
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

In January 2011, Consumers filed support for a self-implemented annual gas rate increase of $48 million. In February 2011, Consumers revised the proposed self-implemented increase to $29 million. The MPSC issued an order in February 2011, delaying Consumers’ self-implementation in order to give other parties to the proceeding an opportunity to respond to Consumers’ revised self-implementation filing. In anticipation of a final order, all parties may file briefs supporting their positions. In April 2011, Consumers filed an initial brief supporting an annual gas rate increase of $45 million, and the MPSC Staff submitted a revised recommended annual revenue increase of $16 million. The parties have engaged in discussions in an effort to settle the issues in this case. As of April 28, 2011, a settlement was not yet finalized, but Consumers believes settlement is likely.

•	Electric Revenue Decoupling Mechanism: In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism, requesting recovery of $27 million from customers for the period December 2009 through November 2010. The decoupling mechanism was authorized in Consumers’ 2009 electric rate case order, subject to certain conditions, and extended in the 2010 electric rate case order. It allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. Various parties have filed appeals concerning the electric decoupling mechanism.
Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives to regulate greenhouse gases, as well as related litigation. The EPA has taken steps to regulate greenhouse gases under the Clean Air Act and is on a path to issue final new source performance standards in May 2012 addressing greenhouse gas emissions from fossil-fueled electric generating units. The EPA is also expected to propose guidelines for states to regulate greenhouse gas emissions from existing sources.
During 2010, the EPA issued various proposals for regulating PCBs, CCBs, sulfur dioxide, and nitrogen oxides. Additionally, in March 2011, the EPA proposed a hazardous air pollutant rule that would establish MACT emission standards for mercury and other hazardous air pollutants. Under the proposed rule, some coal-fueled electric generating units would require additional controls for hazardous air pollutants. Also in March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems. CMS Energy and Consumers are monitoring these developments for potential effects on their operations.
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
Financial Performance in 2011 and Beyond
For the three months ended March 31, 2011, CMS Energy’s net income available to common stockholders was $135 million, and diluted earnings per share were $0.52. This compares with net income available to common stockholders of $85 million and diluted earnings per share of $0.34 for the three months ended March 31, 2010. Among the most significant factors contributing to CMS Energy’s improved performance were benefits from electric and gas rate orders and increased gas deliveries, offset partially by higher distribution and service restoration costs.
A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the “Results of Operations” section that follows this Executive Overview.
CMS Energy believes that economic conditions in Michigan have stabilized. Although Michigan’s economy continues to be affected by the recession and its impact on the state’s automotive industry, by high unemployment rates, and by a modestly shrinking population, there are indications that the recession has eased in Michigan. Consumers expects its electric sales to increase by about 1.5 percent annually through 2016, driven largely by the continued rise in industrial production. Consumers is projecting that its gas sales will decline by about one percent annually through 2016, due largely to energy efficiency and conservation.
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

RESULTS OF OPERATIONS
CMS Energy’s Consolidated Results of Operations

In Millions (except for per share amounts)
Three Months Ended March 31	2011	2010	Change

Net Income Available to Common Stockholders	$135	$85	$50
Basic Earnings Per Share	$0.54	$0.37	$0.17
Diluted Earnings Per Share	$0.52	$0.34	$0.18

In Millions
Three Months Ended March 31	2011	2010	Change

Electric Utility	$65	$41	$24
Gas Utility	88	66	22
Enterprises	3	9	(6)
Corporate Interest and Other	(23)	(30)	7
Discontinued Operations	2	(1)	3

Net Income Available to Common Stockholders	$135	$85	$50

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three months ended March 31, 2011 versus 2010:

In Millions

Three Months Ended March 31	2011 better/(worse) than 2010

Electric and gas rate orders		$25
Gas sales:
Weather	$15
Deliveries and decoupling benefit	9	24

Electric sales and decoupling		8
Distribution and service restoration costs		(10)
Other, mainly depreciation and property tax		(7)	$40

Voluntary separation plan cost in 2010 and other			10

Total change			$50

Consumers’ Electric Utility Results of Operations

In Millions
Three Months Ended March 31	2011	2010	Change

Net Income Available to Common Stockholders	$65	$41	$24

Reasons for the change:
Electric deliveries and rate increases			$28
Power supply costs and related revenue			11
Maintenance and other operating expenses			(14)
Depreciation and amortization			13
Interest charges			1
Income taxes			(13)
Other			(2)

Total change			$24

Electric deliveries and rate increases: For the three months ended March 31, 2011, electric delivery revenues increased $28 million compared with 2010. This variance consisted of $26 million from a

November 2010 rate increase and $2 million of other miscellaneous revenue increases. Overall, deliveries to end-use customers were 9.3 billion kWh in 2011, an increase of 0.2 billion kWh, or 2.2 percent, compared with 2010.
Power supply costs and related revenue: For the three months ended March 31, 2011, PSCR revenue increased $11 million compared with 2010. This increase was due to the absence, in 2011, of a disallowance in 2010 of certain power supply costs in Consumers’ 2007 PSCR reconciliation case.
Maintenance and other operating expenses: For the three months ended March 31, 2011, maintenance and other operating expenses increased $14 million compared with 2010. This increase was due to $13 million of higher service restoration costs, caused by a series of unusually severe winter storms, and $7 million of higher plant maintenance and other operating expenses. These increases were offset partially by a $6 million decrease resulting from the absence, in 2011, of voluntary separation plan expenses incurred in 2010.
Depreciation and amortization: For the three months ended March 31, 2011, depreciation and amortization expense decreased $13 million compared with 2010, due primarily to lower amortization expense on certain regulatory assets.
Income taxes: For the three months ended March 31, 2011, income taxes increased $13 million compared with 2010, due to higher electric utility earnings in 2011.
Consumers’ Gas Utility Results of Operations

In Millions
Three Months Ended March 31	2011	2010	Change

Net Income Available to Common Stockholders	$88	$66	$22

Reasons for the change:
Gas deliveries and rate increases			$32
Maintenance and other operating expenses			12
Depreciation and amortization			(3)
General taxes			(1)
Income taxes			(16)
Other			(2)

Total change			$22

Gas deliveries and rate increases: For the three months ended March 31, 2011, gas delivery revenues increased $32 million compared with 2010. This increase consisted of $26 million of additional revenues from colder weather in 2011 and $6 million from higher customer usage. Gas deliveries, including miscellaneous transportation to end-use customers, were 133.9 bcf in 2011, an increase of 14.8 bcf, or 12.4 percent, compared with 2010.
Maintenance and other operating expenses: For the three months ended March 31, 2011, maintenance and other operating expenses decreased $12 million compared with 2010. This decrease reflected $4 million of voluntary separation plan expenses incurred in 2010, lower uncollectible accounts expense of $3 million, and a $5 million decrease in other operating expenses.
Income taxes: For the three months ended March 31, 2011, income taxes increased $16 million compared with 2010, due to higher gas utility earnings in 2011.

Enterprises Results of Operations

In Millions
Three Months Ended March 31	2011	2010	Change

Net Income Available to Common Stockholders	$3	$9	$(6)

For the three months ended March 31, 2011, net income of the enterprises segment decreased $6 million compared with 2010, reflecting lower electric capacity revenue of $3 million and lower net mark-to-market gains of $3 million.
Corporate Interest and Other Results of Operations

In Millions
Three Months Ended March 31	2011	2010	Change

Net Loss Available to Common Stockholders	$(23)	$(30)	$7

For the three months ended March 31, 2011, corporate interest and other net expenses decreased $7 million compared with 2010, due primarily to lower income tax expense in 2011.
Discontinued Operations
For the three months ended March 31, 2011, income of $2 million was recorded from discontinued operations due to a legal settlement, compared with a loss of $1 million in 2010, reflecting operating results of Exeter.

CASH POSITION, INVESTING, AND FINANCING
At March 31, 2011, CMS Energy had $831 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents. At March 31, 2011, Consumers had $742 million of consolidated cash and cash equivalents, which included $29 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2011 and 2010:

In Millions
Three Months Ended March 31	2011	2010	Change

CMS Energy, including Consumers
• Net income	$135	$88	$47
• Non-cash transactions[1]	296	284	12

	$431	$372	$59
• Sale of gas purchased in the prior year	477	449	28
• Accounts receivable sales, net	—	(50)	50
• Change in other core working capital[2]	(15)	53	(68)
• Postretirement benefits contributions	(19)	(135)	116
• Other changes in assets and liabilities, net	(33)	(32)	(1)

Net cash provided by operating activities	$841	$657	$184

Consumers
• Net income	$153	$107	$46
• Non-cash transactions[1]	256	219	37

	$409	$326	$83
• Sale of gas purchased in the prior year	477	449	28
• Accounts receivable sales, net	—	(50)	50
• Change in other core working capital[2]	(10)	42	(52)
• Postretirement benefits contributions	(19)	(125)	106
• Other changes in assets and liabilities, net	10	41	(31)

Net cash provided by operating activities	$867	$683	$184

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.
For the three months ended March 31, 2011, net cash provided by operating activities at CMS Energy and at Consumers increased $184 million compared with 2010. The increase was due primarily to higher net income, the absence of Pension Plan contributions in 2011, and increased collection of accounts receivable.

Investing Activities
Presented in the following table are specific components of cash used in investing activities for the three months ended March 31, 2011 and 2010:

In Millions
Three Months Ended March 31	2011	2010	Change

CMS Energy, including Consumers
• Capital expenditures	$(191)	$(190)	$(1)
• Cash effect of deconsolidation of partnerships	—	(10)	10
• Costs to retire property and other	(37)	(12)	(25)

Net cash used in investing activities	$(228)	$(212)	$(16)

Consumers
• Capital expenditures	$(186)	$(190)	$4
• Costs to retire property and other	(42)	(12)	(30)

Net cash used in investing activities	$(228)	$(202)	$(26)

For the three months ended March 31, 2011, net cash used in investing activities increased $16 million at CMS Energy and $26 million at Consumers compared with 2010. These changes were due primarily to CMS Energy’s contribution of $27 million to its SERP fund, which included a contribution of $20 million by Consumers.
Financing Activities
Presented in the following table are specific components of net cash (used in) provided by financing activities for the three months ended March 31, 2011 and 2010:

In Millions
Three Months Ended March 31	2011	2010	Change

CMS Energy, including Consumers
• Issuance of FMBs, convertible senior notes, senior notes, and other debt	$13	$325	$(312)
• Retirement of long-term debt	(13)	(34)	21
• Payment of common stock dividends	(53)	(34)	(19)
• Other financing activities	(8)	(36)	28

Net cash (used in) provided by financing activities	$(61)	$221	$(282)

Consumers
• Retirement of debt and other debt maturity payments	$(9)	$(9)	$—
• Payments of common stock dividends	(104)	(114)	10
• Stockholder’s contribution from CMS Energy	125	200	(75)
• Other financing activities	(9)	(6)	(3)

Net cash provided by financing activities	$3	$71	$(68)

For the three months ended March 31, 2011, net cash used in financing activities at CMS Energy increased $282 million compared to 2010. The change was due primarily to a decrease in net proceeds from borrowings by CMS Energy.
For the three months ended March 31, 2011, net cash provided by financing activities at Consumers decreased $68 million compared with 2010. The change was due primarily to a decrease in stockholder’s contribution from CMS Energy, offset partially by a decrease in common stock dividend payments to CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY
CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation, as well as by FERC requirements. For the three months ended March 31, 2011, Consumers paid $104 million in common stock dividends to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder’s contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.
CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers also had the following secured revolving credit facilities available at March 31, 2011:

In Millions
	Amount of	Letters of Credit	Amount
	Facility	Outstanding	Available	Expiration Date

CMS Energy
Revolving credit facility[1]	$550	$3	$547	March 2016
Consumers
Revolving credit facility[2,3]	500	300	200	March 2016
Revolving credit facility[3]	150	—	150	August 2013

[1]	On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.

[2]	On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces Consumers’ revolving credit facility that was set to expire in 2012.

[3]	Obligations under this facility are secured by FMBs of Consumers.
CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At March 31, 2011, $250 million of accounts receivable were eligible for transfer under this program.

CMS Energy’s new $550 million revolving credit agreement specifies a maximum debt-to-EBITDA ratio, as defined therein. Consumers’ new $500 million revolving credit agreement specifies a maximum debt-to-capital ratio, as defined therein. CMS Energy and Consumers were each in compliance with these limits as of March 31, 2011, as presented in the following table:

Ratio at
Revolving Credit Agreement	Description	Maximum Limit	March 31, 2011

CMS Energy’s $550 million revolving credit agreement	Debt to EBITDA	6.0 to 1.0	4.54 to 1.0
Consumers’ $500 million revolving credit agreement	Debt to Capital	0.65 to 1.0	0.50 to 1.0

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
Off-Balance-Sheet Arrangements
CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 2, Contingencies and Commitments, “Guarantees.”
OUTLOOK
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see “Forward-Looking Statements and Information;” Note 2, Contingencies and Commitments; and Part II, Item 1A. Risk Factors.
Consumers’ Electric Utility Business Outlook and Uncertainties
Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet the short-term and long-term energy needs of its customers through:
•	energy efficiency;
•	demand management;
•	expanded use of renewable energy;
•	development of new power plants;
•	pursuit of additional PPAs to complement existing generating sources;

•	continued operation of existing units; and
•	potential retirement or mothballing of older generating units.
In May 2010, Consumers announced plans to defer the development of its proposed 830 MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity due to the recession, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers has been monitoring customer demand, fuel and power prices, and other market conditions, and has not set a timetable for a future decision about the project; however, the likelihood that the plant will be constructed has diminished significantly. Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, relying on additional market purchases, and continued operation of several existing generating units.
Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. The law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. Under its renewable energy plan, Consumers expects to secure its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. At March 31, 2011, the combination of these sources represented 77 percent of Consumers’ 2015 REC requirement.
To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through March 2011, Consumers has contracted for the purchase of 296 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.
Consumers has secured more than 80,000 acres of land easements in Michigan’s Huron, Mason, and Tuscola Counties for the potential development of wind generation, and is now collecting wind speed and other meteorological data at those sites. Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of a 100-MW wind park in Mason County, the Lake Winds Energy Park, which Consumers expects to be operational in late 2012. Various parties are opposing a special use permit or have proposed restrictive zoning conditions before the local planning commission in an effort to stop the Lake Winds project. Consumers will continue to seek opportunities for wind generation development in support of the renewable capacity standards.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors. Consumers believes economic conditions have stabilized, and expects weather-adjusted electric deliveries to increase in 2011 by 2.5 percent compared with 2010. Consumers’ outlook for 2011 includes continuing growth in deliveries to its largest customer, which produces energy-related and electronic device components. Excluding this customer’s growth, Consumers expects weather-adjusted electric deliveries in 2011 to increase by 1.5 percent compared with 2010.
Consumers expects average electric delivery growth of about 1.5 percent annually over the next five years. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:
•	energy conservation measures and results of energy efficiency programs;
•	fluctuations in weather; and
•	changes in economic conditions, including utilization and expansion or contraction of manufacturing facilities, population trends, and housing activity.
A decoupling mechanism was authorized by the MPSC in Consumers’ 2009 electric rate case order, subject to certain conditions, and extended in the 2010 electric rate case order. It allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. This mechanism reduces the volatility of Consumers’ electric utility revenue.
Electric ROA: The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At March 31, 2011, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 801 MW of generation service to ROA customers. Based on 2010 weather-adjusted retail sales, Consumers expects 2011 electric deliveries under the ROA program to be at a similar level to 2010.
Electric Transmission: In June 2010, FERC issued a Notice of Proposed Rulemaking to establish a closer link between regional electric transmission planning and cost allocations to ensure the construction of required transmission facilities. In a related matter, in July 2010, MISO filed a tariff revision with FERC proposing a cost allocation methodology for a new category of transmission projects. In December 2010, FERC approved MISO’s cost allocation proposal. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects. In January 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a protest and request for rehearing with FERC, opposing the allocation methodology in the MISO tariff revision. Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ electric rate case, PSCR, electric revenue decoupling, uncollectible expense tracking mechanism, electric operation and maintenance expenditures show-cause order, Big Rock decommissioning, renewable energy plan, energy optimization plan, and electric depreciation, see Note 3, Regulatory Matters, “Consumers’ Electric Utility.”
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers continues to focus on complying with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations, and estimates that it will incur expenditures of $1.9 billion from 2011 through 2018 to comply with these regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:
Clean Air Interstate Rule/Clean Air Transport Rule/Federal Hazardous Air Pollutant Regulation: Due to a December 2008 court decision that remanded CAIR back to the EPA, CAIR remains in effect, pending the EPA’s finalization of a new rule. In July 2010, the EPA released CATR, a proposed rule that would replace CAIR.
In March 2011, the EPA proposed MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act. Under the proposed rule, some coal-fueled electric generating units would require additional controls for hazardous air pollutants. Existing sources must meet the standards generally within three years of issuance of the final rule. The final rule is expected to be issued in November 2011.
Presently, Consumers’ strategy to comply with CATR and the MACT standards involves the installation of state-of-the-art emission control equipment; however, Consumers continues to evaluate these proposed rules in conjunction with other EPA rulemakings. If adopted in their present form, these rules could result in additional or accelerated environmental compliance costs related to Consumers’ fossil-fueled power plants and the retirement or mothballing of some or all of Consumers’ older, smaller generating units.
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
In 2009, the U.S. Court of Appeals for the Second Circuit issued a decision that allowed states and private plaintiffs to bring lawsuits in the federal courts against utilities and others based on common law nuisance theories that challenged the defendants’ greenhouse gas emissions. This decision potentially allowed federal judges to impose caps on such emissions on a case-by-case basis without reference to any legislatively created standards. A group of utilities filed a petition with the U.S. Supreme Court, seeking review of the U.S. Court of Appeals decision. In December 2010, the U.S. Supreme Court granted the petition and will decide the case on its merits. Consumers will continue to monitor this litigation.
In 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule. The final rule, which numerous parties have challenged in the U.S. Court of Appeals for the D.C. Circuit, sets limits for greenhouse gas emissions that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Operating Permit programs. The EPA issued revised guidance on this rule in March 2011. Consumers does not expect that the rule will require it to incur significant expenditures for efficiency upgrades for modified or new facilities.
In December 2010, the EPA entered into a settlement agreement with certain states and environmental groups that puts it on a path to issue proposed new source performance standards in July 2011. This proposal will address greenhouse gas emissions for new fossil-fueled electric generating units and major modifications under Section 111(b) of the Clean Air Act. The EPA will promulgate final standards by May 2012. On the same schedule, the EPA is expected to propose emissions guidelines for the states to regulate greenhouse gas emissions from existing sources under Section 111(d) of the Clean Air Act. Under the expected schedule, states will need to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor this settlement and any proposed new source performance standards regulations.
In March 2011, the EPA issued a final rule that extends to September 30, 2011 the deadline for reporting 2010 greenhouse gas emissions data under the Greenhouse Gas Reporting Program. The original deadline was March 31, 2011. Consumers is prepared to comply with the final rule.
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

Water: In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems. Consumers is evaluating this proposed rule and its potential impacts on Consumers’ plants.
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
Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 2, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers believes economic conditions in Michigan have stabilized, and expects weather-adjusted gas deliveries to increase in 2011 by one percent compared with 2010. Over the next five years, Consumers expects average gas deliveries to decline about one percent annually, reflecting the predicted effects of energy efficiency programs and continued conservation. Actual delivery levels from year to year may vary from this trend due to:
•	fluctuations in weather;
•	use by IPPs;
•	availability and development of renewable energy sources;
•	changes in gas prices;
•	Michigan economic conditions, including population trends and housing activity;
•	the price of competing energy sources or fuels; and
•	energy efficiency and conservation.
A decoupling mechanism was authorized by the MPSC in Consumers’ 2009 gas rate case order, subject to certain conditions. It allows Consumers to adjust future gas rates to compensate for changes in sales volumes by class arising from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. The mechanism does not provide rate adjustments for changes in sales volumes arising from weather fluctuations. This mechanism mitigates the impacts of energy efficiency programs, conservation, and changes in economic conditions on its gas revenue.
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ gas rate case and GCR, see Note 3, Regulatory Matters, “Consumers’ Gas Utility.”
Gas Pipeline Safety: In response to the natural gas pipeline explosion that occurred in San Bruno, California in September 2010, the U.S. House of Representatives and the U.S. Senate have proposed bills stipulating stricter regulation of natural gas pipelines nationwide. These proposed bills affect primarily transmission pipelines, but distribution pipelines may also be affected. The proposed bills contain provisions mandating:
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
Gas Environmental Estimates: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 2, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies — Gas Environmental Matters.”
Consumers’ Other Outlook and Uncertainties
Smart Grid: Consumers’ grid modernization effort continues to move forward. The foundation of this effort is the installation of advanced metering and the infrastructure to support it. The installation will include smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing information technology systems to manage the data and enable changes to key business processes. Consumers expects to experience operational benefits upon the installation of smart meters. Smart meters are also intended to allow customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in lower peak capacity requirements. Due to this system’s complexity and the relative immaturity of the technology, Consumers intends to continue its phased implementation approach. In 2012, Consumers plans to begin a larger-scale deployment to expand testing of the operations and systems of the selected advanced metering infrastructure network communications vendor.
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
For additional details regarding the enterprises segment’s uncertainties, see Note 2, Contingencies and Commitments.
Other Outlook and Uncertainties
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 2, Contingencies and Commitments and Note 3, Regulatory Matters.

EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented one percent of CMS Energy’s net assets at March 31, 2011, and two percent of CMS Energy’s Net Income Available to Common Stockholders for the three months ended March 31, 2011. The carrying value of EnerBank’s loan portfolio was $380 million at March 31, 2011. Its loan portfolio was funded primarily by deposit liabilities of $377 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.4 percent at December 31, 2010 to 1.3 percent at March 31, 2011. EnerBank expects the rate of loan defaults to decline further, and to level out at about 1.0 percent. CMS Energy is required to ensure that EnerBank remains well capitalized.
NEW ACCOUNTING STANDARDS
There were no implementations of new accounting standards that had a material impact on CMS Energy’s or Consumers’ consolidated financial statements. Also, there are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

		In Millions
Three Months Ended March 31	2011	2010

Operating Revenue	$2,055	$1,967

Operating Expenses
Fuel for electric generation	152	138
Purchased and interchange power	300	278
Purchased power — related parties	21	21
Cost of gas sold	768	778
Maintenance and other operating expenses	279	275
Depreciation and amortization	162	172
General taxes	67	66

Total operating expenses	1,749	1,728

Operating Income	306	239

Other Income (Expense)
Interest	2	5
Allowance for equity funds used during construction	1	1
Income from equity method investees	4	3
Other income	4	9
Other expense	(2)	(2)

Total other income	9	16

Interest Charges
Interest on long-term debt	100	98
Other interest	6	8
Allowance for borrowed funds used during construction	(1)	(1)

Total interest charges	105	105

Income Before Income Taxes	210	150
Income Tax Expense	77	61

Income From Continuing Operations	133	89
Income (Loss) From Discontinued Operations, Net of Tax Expense (Benefit) of $1 and $(1)	2	(1)

Net Income	135	88
Preferred Stock Dividends	—	3

Net Income Available to Common Stockholders	$135	$85

The accompanying notes are an integral part of these statements.

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2011	2010

Net Income Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$133	$86
Amounts Attributable to Discontinued Operations	2	(1)

Net Income Available to Common Stockholders	$135	$85

Basic Earnings Per Average Common Share
Basic Earnings from Continuing Operations	$0.53	$0.38
Basic Earnings (Loss) from Discontinued Operations	0.01	(0.01)

Basic Earnings Attributable to Common Stock	$0.54	$0.37

Diluted Earnings Per Average Common Share
Diluted Earnings from Continuing Operations	$0.51	$0.35
Diluted Earnings (Loss) from Discontinued Operations	0.01	(0.01)

Diluted Earnings Attributable to Common Stock	$0.52	$0.34

Dividends Declared Per Common Share	$0.21	$0.15

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Three Months ended March 31	2011	2010

Cash Flows from Operating Activities
Net Income	$135	$88
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	162	172
Deferred income taxes and investment tax credit	73	42
Postretirement benefits expense	40	49
Other non-cash operating activities	21	21
Postretirement benefits contributions	(19)	(135)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	9	36
Decrease in accrued power supply revenue	15	38
Decrease in inventories	462	460
Decrease in accounts payable	(9)	(44)
Decrease in accrued expenses	(89)	(77)
Decrease in other current and non-current assets	29	39
Increase (decrease) in other current and non-current liabilities	12	(32)

Net cash provided by operating activities	841	657

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(191)	(190)
Cost to retire property	(17)	(11)
Cash effect of deconsolidation of partnerships	—	(10)
Other investing activities	(20)	(1)

Net cash used in investing activities	(228)	(212)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	300
Proceeds from EnerBank notes, net	13	25
Retirement of long-term debt	(13)	(34)
Payment of common stock dividends	(53)	(34)
Payment of capital and finance lease obligations	(6)	(6)
Other financing costs	(2)	(30)

Net cash (used in) provided by financing activities	(61)	221

Net Increase in Cash and Cash Equivalents, Including Assets Held for Sale	552	666
Decrease (Increase) in Cash and Cash Equivalents Included in Assets Held for Sale	2	(1)

Net Increase in Cash and Cash Equivalents	554	665
Cash and Cash Equivalents, Beginning of Period	247	90

Cash and Cash Equivalents, End of Period	$801	$755

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)

	In Millions
	March 31	December 31
ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$801	$247
Restricted cash and cash equivalents	30	23
Accounts receivable and accrued revenue, less allowances of $25 in 2011 and 2010	930	981
Notes receivable	55	70
Accounts receivable — related parties	11	10
Accrued power supply revenue	—	15
Inventories at average cost
Gas in underground storage	480	946
Materials and supplies	106	104
Generating plant fuel stock	126	125
Deferred property taxes	149	180
Regulatory assets	14	19
Assets held for sale	—	2
Prepayments and other current assets	39	37

Total current assets	2,741	2,759

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	14,242	14,145
Less accumulated depreciation, depletion, and amortization	4,731	4,646

Plant, property & equipment, net	9,511	9,499
Construction work in progress	627	570

Total plant, property & equipment	10,138	10,069

Non-current Assets
Regulatory assets	2,079	2,093
Accounts and notes receivable, less allowances of $5 in 2011 and 2010	381	397
Investments	51	49
Assets held for sale	—	4
Other non-current assets	252	245

Total non-current assets	2,763	2,788

Total Assets	$15,642	$15,616

The accompanying notes are an integral part of these statements.

	In Millions
	March 31	December 31
LIABILITIES AND EQUITY	2011	2010

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$1,275	$750
Accounts payable	413	492
Accounts payable — related parties	8	9
Accrued rate refunds	20	19
Accrued interest	75	102
Accrued taxes	239	302
Deferred income taxes	150	180
Regulatory liabilities	1	22
Liabilities held for sale	—	1
Other current liabilities	109	144

Total current liabilities	2,290	2,021

Non-current Liabilities
Long-term debt	5,926	6,448
Non-current portion of capital and finance lease obligations	182	188
Regulatory liabilities	2,048	1,988
Postretirement benefits	1,135	1,135
Asset retirement obligations	249	245
Deferred investment tax credit	48	49
Deferred income taxes	545	438
Other non-current liabilities	288	267

Total non-current liabilities	10,421	10,758

Commitments and Contingencies (Notes 2, 3, 4, 6, and 7)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 250.8 shares in 2011 and 249.6 shares in 2010	3	2
Other paid-in capital	4,599	4,588
Accumulated other comprehensive loss	(40)	(40)
Accumulated deficit	(1,675)	(1,757)

Total common stockholders’ equity	2,887	2,793
Noncontrolling interests	44	44

Total equity	2,931	2,837

Total Liabilities and Equity	$15,642	$15,616

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

	In Millions
Three Months Ended March 31	2011	2010

Common Stock
At beginning of period	$2	$2
Common stock issued	1	—

At end of period	3	2

Other Paid-in Capital
At beginning of period	4,588	4,560
Common stock issued	6	4
Common stock reissued	5	—

At end of period	4,599	4,564

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(39)	(32)
Retirement benefits liability adjustments[1]	—	1

At end of period	(39)	(31)

Derivative instruments
At beginning and end of period	(1)	(1)

At end of period	(40)	(32)

Accumulated Deficit
At beginning of period	(1,757)	(1,927)
Net income[1]	135	88
Common stock dividends declared	(53)	(34)
Preferred stock dividends declared	—	(3)

At end of period	(1,675)	(1,876)

Preferred Stock
At beginning and end of period	—	239

Noncontrolling Interests
At beginning of period	44	97
Distributions and other changes in noncontrolling interests	—	(53)

At end of period	44	44

Total Equity	$2,931	$2,941

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

	In Millions
Three Months Ended March 31	2011	2010

[1] Disclosure of Comprehensive Income:

Net income	$135	$88

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax benefit of $ - in 2011 and $1 in 2010	—	1

Total Comprehensive Income	$135	$89

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

	In Millions
Three Months Ended March 31	2011	2010

Operating Revenue	$1,988	$1,890

Operating Expenses
Fuel for electric generation	129	125
Purchased and interchange power	293	277
Purchased power — related parties	21	21
Cost of gas sold	753	746
Maintenance and other operating expenses	265	262
Depreciation and amortization	161	171
General taxes	66	64

Total operating expenses	1,688	1,666

Operating Income	300	224

Other Income (Expense)
Interest	2	5
Allowance for equity funds used during construction	1	1
Other income	8	9
Other expense	(2)	(2)

Total other income	9	13

Interest Charges
Interest on long-term debt	63	63
Other interest	4	6
Allowance for borrowed funds used during construction	(1)	(1)

Total interest charges	66	68

Income Before Income Taxes	243	169

Income Tax Expense	90	62

Net Income Available to Common Stockholder	$153	$107

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

	In Millions
Three Months ended March 31	2011	2010

Cash Flows from Operating Activities
Net Income	$153	$107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	161	171
Deferred income taxes and investment tax credit	39	(19)
Postretirement benefits expense	39	48
Other non-cash operating activities	17	19
Postretirement benefits contributions	(19)	(125)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	6	31
Decrease in accrued power supply revenue	15	38
Decrease in inventories	458	459
Increase (decrease) in accounts payable	3	(49)
Decrease in accrued expenses	(49)	(28)
Decrease in other current and non-current assets	30	44
Increase (decrease) in other current and non-current liabilities	14	(13)

Net cash provided by operating activities	867	683

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(186)	(190)
Cost to retire property	(17)	(11)
Other investing activities	(25)	(1)

Net cash used in investing activities	(228)	(202)

Cash Flows from Financing Activities
Retirement of long-term debt	(9)	(9)
Payment of common stock dividends	(104)	(114)
Stockholder’s contribution	125	200
Payment of capital and finance lease obligations	(6)	(6)
Other financing costs	(3)	—

Net cash provided by financing activities	3	71

Net Increase in Cash and Cash Equivalents	642	552

Cash and Cash Equivalents, Beginning of Period	71	39

Cash and Cash Equivalents, End of Period	$713	$591

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)

	In Millions
	March 31	December 31
ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$713	$71
Restricted cash and cash equivalents	29	23
Accounts receivable and accrued revenue, less allowances of $23 in 2011 and 2010	915	963
Notes receivable	41	55
Accrued power supply revenue	—	15
Accounts receivable — related parties	1	1
Inventories at average cost
Gas in underground storage	480	941
Materials and supplies	102	100
Generating plant fuel stock	126	124
Deferred property taxes	149	180
Regulatory assets	14	19
Prepayments and other current assets	30	27

Total current assets	2,600	2,519

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	14,115	14,022
Less accumulated depreciation, depletion, and amortization	4,678	4,593

Plant, property & equipment, net	9,437	9,429
Construction work in progress	622	566

Total plant, property & equipment	10,059	9,995

Non-current Assets
Regulatory assets	2,079	2,093
Accounts and notes receivable	14	22
Investments	31	34
Other non-current assets	174	176

Total non-current assets	2,298	2,325

Total Assets	$14,957	$14,839

The accompanying notes are an integral part of these statements.

	In Millions
	March 31	December 31
LIABILITIES AND EQUITY	2011	2010

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$361	$61
Accounts payable	403	471
Accounts payable — related parties	11	11
Accrued rate refunds	20	19
Accrued interest	41	74
Accrued taxes	182	199
Deferred income taxes	192	209
Regulatory liabilities	1	22
Other current liabilities	76	95

Total current liabilities	1,287	1,161

Non-current Liabilities
Long-term debt	4,179	4,488
Non-current portion of capital and finance lease obligations	182	188
Regulatory liabilities	2,048	1,988
Postretirement benefits	1,076	1,076
Asset retirement obligations	248	244
Deferred investment tax credit	48	49
Deferred income taxes	1,348	1,289
Other non-current liabilities	187	176

Total non-current liabilities	9,316	9,498

Commitments and Contingencies (Notes 2, 3, 4, 6, and 7)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,957	2,832
Retained earnings	512	463

Total common stockholder’s equity	4,310	4,136
Preferred stock	44	44

Total equity	4,354	4,180

Total Liabilities and Equity	$14,957	$14,839

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

	In Millions
Three Months Ended March 31	2011	2010

Common Stock
At beginning and end of period	$841	$841

Other Paid-in Capital
At beginning of period	2,832	2,582
Stockholder’s contribution	125	200

At end of period	2,957	2,782

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning of period	(16)	(11)
Retirement benefits liability adjustments[1]	1	—

At end of period	(15)	(11)

Investments
At beginning of period	16	13
Unrealized loss on investments[1]	(1)	(1)

At end of period	15	12

At end of period	—	1

Retained Earnings
At beginning of period	463	389
Net income[1]	153	107
Common stock dividends declared	(104)	(114)

At end of period	512	382

Preferred Stock
At beginning and end of period	44	44

Total Equity	$4,354	$4,050

The accompanying notes are an integral part of these statements.

	In Millions
Three Months Ended March 31	2011	2010

[1] Disclosure of Comprehensive Income:

Net income	$153	$107

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $ - in 2011 and $ - in 2010	1	—

Investments:
Unrealized loss on investments, net of tax of $(1) in 2011 and $ - in 2010	(1)	(1)

Total Comprehensive Income	$153	$106

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These interim Consolidated Financial Statements have been prepared by CMS Energy and Consumers in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and Note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented. The Notes to Consolidated Financial Statements and the related Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes contained in the 2010 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at March 31, 2011:

				In Millions

	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$656	$656	$—	$—
Restricted cash equivalents	14	14	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	89	89	—	—
State and municipal bonds	27	—	27	—
Derivative instruments:
Commodity contracts[1]	1	—	—	1

Total[2]	$792	$764	$27	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—
Derivative instruments:
Commodity contracts[3]	3	—	—	3

Total[4]	$7	$4	$—	$3

Consumers
Assets:
Cash equivalents	$596	$596	$—	$—
Restricted cash equivalents	13	13	—	—
CMS Energy common stock	31	31	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP:
Mutual fund	58	58	—	—
State and municipal bonds	18	—	18	—

Total	$719	$701	$18	$—

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—

Total	$3	$3	$—	$—

[1]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at March 31, 2011.

[2]	At March 31, 2011, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.

[3]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at March 31, 2011.

[4]	At March 31, 2011, CMS Energy’s liabilities classified as Level 3 represented 43 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at December 31, 2010:

				In Millions

	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets:
Cash equivalents	$183	$183	$—	$—
Restricted cash equivalents	6	6	—	—
Nonqualified deferred compensation plan assets	6	6	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	62	62	—	—
State and municipal bonds	28	—	28	—
Derivative instruments:
Commodity contracts[1]	1	—	—	1

Total[2]	$287	$258	$28	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$6	$6	$—	$—
Derivative instruments:
Commodity contracts[3]	4	—	—	4

Total[4]	$10	$6	$—	$4

Consumers
Assets:
Cash equivalents	$19	$19	$—	$—
Restricted cash equivalents	6	6	—	—
CMS Energy common stock	34	34	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	39	39	—	—
State and municipal bonds	17	—	17	—
Derivative instruments:
Commodity contracts	1	—	—	1

Total[5]	$121	$103	$17	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

[1]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at December 31, 2010.

[2]	At December 31, 2010, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.

[3]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at December 31, 2010.

[4]	At December 31, 2010, CMS Energy’s liabilities classified as Level 3 represented 40 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.

[5]	At December 31, 2010, Consumers’ assets classified as Level 3 represented one percent of Consumers’ total assets measured at fair value.

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
The SERP state and municipal bonds are investment grade securities that are valued using a matrix pricing model that incorporates Level 2 market-based information. The fair value of the bonds is derived from various observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bond ratings, and general information on market movements normally considered by market participants when pricing such debt securities. CMS Energy and Consumers report their SERP assets in Other non-current assets on their Consolidated Balance Sheets. For additional details about SERP securities, see Note 6, Financial Instruments.
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
The most significant derivative classified as Level 3 is an electricity sales agreement held by CMS ERM. At December 31, 2010 and in prior periods, quoted electricity prices were not available for the entire term of the agreement, and a proprietary forward pricing model was used to determine fair value. At March 31, 2011, quoted prices at the nearest active market were available for the entire term of the agreement. The agreement, however, remains classified as Level 3 since the pricing differential between the nearest active market in Ohio and the delivery point in Michigan cannot be confirmed with observable, market transactions.

For all fair values other than Level 1 prices, CMS Energy and Consumers incorporate adjustments for the risk of nonperformance. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating that CMS Energy and Consumers assign to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information that would be available to market participants. To the extent that the internal ratings are comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified within Level 2. If the internal model results in a rating that is outside of the range of ratings given by the independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. CMS Energy and Consumers monitor market conditions and may incorporate other data, such as credit default swap rates, in determining adjustments for credit risk as warranted. For additional details about derivative contracts, see Note 7, Derivative Instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs
Presented in the following table is a reconciliation of changes in the fair values of Level 3 assets and liabilities at CMS Energy, which includes Level 3 assets and liabilities at Consumers:

		In Millions

Three Months Ended March 31	2011	2010

Balance at January 1	$(3)	$(8)
Total gains included in earnings[1]	2	4
Settlements	(1)	1

Balance at March 31	$(2)	$(3)

Unrealized gains included in earnings for the three months ended March 31 relating to assets and liabilities still held at March 31[1]	$1	$4

[1]	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of Operating Revenue, Other income, or Maintenance and other operating expenses on its Consolidated Statements of Income.
No further detail is provided on Consumers’ Level 3 assets, due to the immateriality of the amounts.
2: CONTINGENCIES AND COMMITMENTS
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

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various class action and individual lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, and Wisconsin. The following provides more detail on these proceedings:
•	In 2005, CMS MST was served with a summons and complaint that named CMS Energy, CMS MST, and CMS Field Services as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs, who allege they purchased natural gas from the defendants and others for their facilities, are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas.
•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas price reporting activities.
•	Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in May 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas price reporting activities. Plaintiffs are seeking full refund damages.
•	A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages and attorneys’ fees. After dismissal on jurisdictional grounds in 2009, plaintiffs filed a new case in the U.S. District Court for the Eastern District of Michigan. In November 2010, the MDL judge issued an opinion and order granting the CMS Energy defendants’ motion to dismiss the new Michigan case on statute-of-limitations grounds and all CMS Energy defendants have been dismissed from the Arandell Michigan case.
•	Another class action complaint, Newpage Wisconsin System v. CMS ERM, CMS Energy, and Cantera Gas Company, was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy defendants and 19 other non-CMS Energy companies. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.
•	In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against a number of energy companies, including CMS Energy, CMS MST, and CMS Field Services. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas between January 1, 2000 and December 31, 2001. This case is not a class action.
After removal to federal court, the Learjet, Heartland, Breckenridge, both Arandell cases, Newpage, and J.P. Morgan cases were transferred to the MDL case. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remain parties. All

CMS Energy defendants were dismissed from the Breckenridge case in 2009. It is expected that the plaintiffs in this case will appeal this decision after all claims against defendants have been dismissed. At this time, there is no pending appeal. In June 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case; the Arandell (Wisconsin) case was reinstated against CMS ERM; and the Arandell (Wisconsin) case was consolidated with the Newpage case. These two consolidated cases remain pending only against CMS ERM. Pending before the court in all of the MDL cases are the defendants’ renewed motions for summary judgment based on FERC preemption. In all but the J.P. Morgan case, there are also pending plaintiffs’ motions for class certification. These motions are not yet decided. In October 2010, the MDL court entered an order denying the plaintiffs’ motion for leave to amend their complaint to add a federal Sherman Antitrust Act claim.
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
In December 2010, CMS Energy submitted a revised scope of remedies to the EPA for approval and is awaiting a response from the EPA regarding its submission. Also in December 2010, the MDEQ issued an NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. Additionally, CMS Land has committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term solution to the leachate disposal issue. In 2008, the MDEQ and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in 2009 and can be renewed by either party at any time.
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

CMS Land and CMS Capital, the MDEQ, the EPA, and other parties continue to negotiate the long-term remedy for the Bay Harbor site, including:
•	the disposal of leachate;
•	the capping and excavation of CKD;
•	the location and design of collection lines and upstream water diversion systems;
•	application of criteria for various substances such as mercury; and
•	other matters that are likely to affect the scope of response activities that CMS Land and CMS Capital may be obligated to undertake.
CMS Energy has recorded a cumulative charge related to Bay Harbor of $223 million, which includes accretion expense. At March 31, 2011, CMS Energy had a recorded liability of $94 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $115 million. CMS Energy expects to pay $23 million during the remainder of 2011, $16 million in 2012, $7 million in 2013, $5 million in 2014, $4 million in 2015, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.
CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:
•	inability to complete the present long-term water disposal strategy at a reasonable cost;
•	delays in implementing the present long-term water disposal strategy;
•	requirements to alter the present long-term water disposal strategy upon expiration of the NPDES permit if the MDEQ or EPA identify a more suitable alternative;
•	an increase in the number of contamination areas;
•	different remediation techniques;
•	the nature and extent of contamination;
•	inability to reach agreement with the MDEQ or the EPA over additional response activities;
•	delays in the receipt of requested permits;
•	delays following the receipt of any requested permits due to legal appeals of third parties;
•	additional or new legal or regulatory requirements; or
•	new or different landowner claims.
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
Equatorial Guinea Tax Claim: In 2004, CMS Energy received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnity claim relates to the sale of CMS Energy’s oil, gas, and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that CMS Energy owes $142 million in taxes in connection with that sale. CMS Energy concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. The government of Equatorial Guinea indicated in 2008 that it still intends to pursue its claim. CMS Energy cannot predict the financial impact or outcome of this matter.

Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Generally, Consumers has been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At March 31, 2011, Consumers had a recorded liability of $1 million, its estimated probable NREPA liability.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. In November 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party at the Kalamazoo River Superfund site. The notification claimed that the EPA has reason to believe Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. Consumers responded to the EPA in December 2010, stating that it has no information showing that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site and requesting further information from the EPA before Consumers would commit to perform or finance cleanup activities at the site. In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers, as a potentially responsible party at the Kalamazoo River Superfund site, agree to participate in a removal action plan along with several other companies. The letter also indicated that under Sections 106 and 107 of Superfund, Consumers may be liable for reimbursement of the EPA’s costs and potential penalties for noncompliance with any unilateral order that the EPA may issue requiring performance under the removal action plan. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.
Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2011, Consumers had a recorded liability of $2 million, the minimum amount in the range of its estimated probable Superfund liability.
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
Nuclear Matters: The matters discussed in this section relate to Consumers’ previously owned nuclear generating plants.
DOE Litigation: In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which Consumers and other utilities participated, has not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.
A number of court decisions support the right of utilities to pursue damage claims in the U.S. Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Consumers filed a complaint in 2002. If Consumers’ litigation against the DOE is successful, Consumers plans to use any recoveries as reimbursement for the incurred costs of spent nuclear fuel storage during Consumers’ ownership of Palisades and Big Rock. The sale of Palisades and the Big Rock ISFSI did not transfer the right to any recoveries from the DOE related to costs of spent nuclear fuel storage incurred during Consumers’ ownership of Palisades and Big Rock. Consumers is involved in ongoing discussions with the DOE to settle this lawsuit.
Nuclear Fuel Disposal Cost: Consumers has a recorded liability of $163 million to fund the disposal of spent nuclear fuel used before 1983. This balance comprises the principal amount of $44 million collected from customers for spent nuclear fuel disposal fees and $119 million of interest accrued on those collections. The liability, which is classified in Long-term debt on CMS Energy’s and Consumers’ Consolidated Balance Sheets, is payable to the DOE when it begins to accept delivery of spent nuclear fuel. In conjunction with the sale of Palisades and the Big Rock ISFSI in 2007, Consumers retained this obligation and provided a letter of credit to Entergy as security for this obligation. Consumers is involved in ongoing discussions with the DOE to settle this liability in conjunction with the settlement of Consumers’ lawsuit with the DOE. In its November 2010 electric rate order, the MPSC directed Consumers to establish, within six months of the date of the order, an independent trust fund for the amount payable to the DOE. In December 2010, Consumers filed a Petition for Rehearing and Clarification, requesting that the MPSC modify its conclusion that this amount be placed in a trust. In response to Consumers’ Petition for Rehearing and Clarification, the MPSC issued an order in March 2011 indicating it did not intend to prejudge the terms of any potential settlement agreement between Consumers and the DOE. The MPSC granted Consumers ninety days to finalize a settlement with the DOE. If a settlement agreement is reached, Consumers will be required to file the agreement with the MPSC to address how the settlement proceeds will be distributed and to allow interested parties to comment on the reasonableness and prudence of the agreement. If Consumers enters into a settlement, Consumers will be permitted to petition the MPSC to relieve it of the obligation to fund all or any part of the trust. If Consumers does not enter into a settlement, it will be required to establish the independent trust fund required by the November 2010 electric rate order.
Consumers’ Gas Utility Contingencies
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At March 31, 2011, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $31 million and $45 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At March 31, 2011, Consumers had a recorded liability of $31 million and a regulatory asset of $56 million that included $25 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Guarantees
Presented in the following table are CMS Energy’s guarantees at March 31, 2011:

					In Millions

	Issue	Expiration	Maximum		Carrying
Guarantee Description	Date	Date	Obligation		Amount

Indemnity obligations from asset sales and other agreements	Various	Various through	$512	[1]	$21
		June 2022
Guarantees and put options[2]	Various	Various through	36		1
		December 2011

[1]	The majority of this amount arises from stock and asset sales agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this Note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

[2]	At March 31, 2011, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.
At March 31, 2011, the maximum obligation and carrying amounts for Consumers’ guarantees were less than $1 million.

Presented in the following table is additional information regarding CMS Energy’s guarantees:

Events That Would Require
Guarantee Description	How Guarantee Arose	Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sales agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

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
Other Contingencies
In addition to the matters disclosed in this Note and Note 3, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.
3: REGULATORY MATTERS
Rate matters are critical to Consumers. Depending upon the specific issues, the outcomes of rate cases and proceedings could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
Consumers’ Electric Utility
Electric Rate Case: The MPSC, in its 2010 electric rate case order, authorized Consumers to increase its rates by $146 million annually, $4 million less than the rate increase self-implemented by Consumers in July 2010. In February 2011, Consumers filed an application to reconcile the total revenues collected under its self-implemented rates with those that would have been collected under the rates authorized by the MPSC. This reconciliation found that no refund to customers is required.
In its July 2010 order allowing Consumers to self-implement its rate increase, the MPSC expressed concern about utilities repeatedly self-implementing rate increases over short time periods, and before the return of previous overcollections of self-implemented rate increases. In August 2010, the Attorney General filed a claim for appeal with the Michigan Court of Appeals regarding the MPSC’s July 2010 order.

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
PSCR Plan: In September 2010, Consumers submitted its 2011 PSCR plan to the MPSC. In accordance with its proposed plan, Consumers self-implemented the 2011 PSCR charge beginning in January 2011.
PSCR Reconciliations: Presented in the following table are the PSCR reconciliation filings pending with the MPSC:

PSCR Cost of
PSCR Year	Date Filed	Net Underrecovery	Power Sold

2009	March 2010	$39 million[1]	$1.6 billion
2010	March 2011	$15 million	$1.7 billion

[1]	In this reconciliation, intervenors are seeking disallowances ranging from $11 million to $42 million. In March 2011, the administrative law judge recommended that the MPSC allow Consumers to include its 2009 net underrecovery in the 2011 PSCR plan year, with the exception of $2 million of net replacement power costs associated with an outage at Consumers’ Whiting Plant.
Electric Revenue Decoupling Mechanism: In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism with the MPSC, requesting recovery of $27 million from customers for the period December 2009 through November 2010. The decoupling mechanism was authorized by the MPSC in Consumers’ 2009 electric rate case order, subject to certain conditions, and extended in the 2010 electric rate case order. It allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. Various parties have filed appeals concerning the electric decoupling mechanism. At March 31, 2011, Consumers had a $48 million non-current regulatory asset recorded for electric decoupling, which included the $27 million balance referred to above.
Uncollectible Expense Tracking Mechanism: In March 2011, Consumers filed its reconciliation of the uncollectible expense tracking mechanism with the MPSC, requesting recovery of $3 million from customers for November 2009 through November 2010, the entire period of the tracker. The uncollectible expense tracking mechanism, authorized by the MPSC in its November 2009 electric rate order, allowed future rates to be adjusted to collect or refund 80 percent of the difference between the level of electric uncollectible expense included in rates and actual uncollectible expense. During 2009, various parties filed appeals concerning the uncollectible expense tracking mechanism. In its November 2010 electric rate order, the MPSC terminated the uncollectible expense tracking mechanism as of November 2010.
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
Big Rock Decommissioning: The MPSC and FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning and Consumers provided $44 million of corporate contributions for decommissioning costs.
In an order issued in February 2010, the MPSC concluded that certain revenues collected during a statutory rate freeze from 2001 through 2003 should have been deposited in a decommissioning trust fund. The MPSC agreed that Consumers was entitled to recover $44 million of decommissioning costs, but concluded that Consumers had collected this amount previously through the rates in effect during the rate freeze. In April 2010, the MPSC ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest. Consumers completed this refund in January 2011. Consumers filed an appeal with the Michigan Court of Appeals in March 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund.
Consumers paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. Consumers is seeking recovery of these costs from the DOE. At March 31, 2011, Consumers had an $85 million regulatory asset recorded on its Consolidated Balance Sheets for these costs.
Renewable Energy Plan: In June 2010, Consumers filed with the MPSC its first annual report and reconciliation for its renewable energy plan, requesting approval of Consumers’ reconciliation of renewable energy plan costs for 2009.
In February 2011, Consumers filed an amended renewable energy plan, reducing the surcharge billed to customers by an annual amount of $55 million. Consumers proposed the amendment as a result of lower-than-anticipated costs to comply with the renewable energy requirements prescribed by the 2008 Energy Law.
Energy Optimization Plan: In April 2010, Consumers filed with the MPSC its first annual report and reconciliation for its energy optimization plan, requesting approval of Consumers’ reconciliation of energy optimization plan costs for 2009. Consumers also requested approval to collect $6 million from customers as an incentive payment for exceeding savings targets under both its gas and electric energy optimization plans during 2009. In March 2011, the administrative law judge recommended that the MPSC approve Consumers’ reconciliation as filed, with minor exceptions.
For exceeding its 2010 electric and gas savings targets, Consumers will request the MPSC’s approval to collect $8 million, the maximum incentive, in the energy optimization reconciliation to be filed in April 2011.

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
Consumers’ Gas Utility
Gas Rate Case: In August 2010, Consumers filed an application with the MPSC seeking an annual increase in revenue of $55 million based on an 11 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers.
Consumers filed testimony and exhibits with the MPSC in January 2011, supporting a self-implemented annual gas rate increase of $48 million, subject to refund with interest. In February 2011, Consumers filed a letter with the MPSC revising the proposed self-implemented increase to $29 million. The MPSC issued an order in February 2011 delaying Consumers’ self-implementation in order to give other parties to the proceeding an opportunity to respond to Consumers’ revised self-implementation filing.
Parties have filed briefs supporting their positions. In April 2011, Consumers filed an initial brief supporting an annual gas rate increase of $45 million. Also in April 2011, the MPSC Staff submitted a revised proposed annual revenue increase of $16 million. The parties have engaged in discussions in an effort to settle the issues in this case. As of April 28, 2011, a settlement was not yet finalized, but Consumers believes settlement is likely.
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
GCR Plan: In December 2010, Consumers submitted its 2011-2012 GCR plan to the MPSC. In accordance with its proposed plan, Consumers self-implemented the 2011-2012 GCR charge beginning in April 2011.

GCR Reconciliation: Presented in the following table is the GCR reconciliation filing pending with the MPSC:

GCR Cost of
GCR Year	Date Filed	Net Overrecovery	Gas Sold

2009-2010	June 2010	$1 million	$1.3 billion

4: FINANCINGS
Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at March 31, 2011:

					In Millions
				Letters of Credit
Company	Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available

CMS Energy[1]	March 31, 2016	$550	$—	$3	$547
Consumers[2,3]	March 31, 2016	500	—	300	200
Consumers[3]	August 9, 2013	150	—	—	150
Consumers[4]	September 21, 2011	30	—	30	—

[1]	On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.

[2]	On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces Consumers’ revolving credit facility that was set to expire in 2012.

[3]	Obligations under this facility are secured by FMBs of Consumers.

[4]	Secured revolving letter of credit facility.
Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions are accounted for as short-term secured borrowings. At March 31, 2011, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. During the three months ended March 31, 2011, Consumers had no borrowings under this program.
Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at March 31, 2011:

		Outstanding	Adjusted Conversion	Adjusted Trigger
Security	Maturity	(In Millions)	Price	Price

2.875% senior notes	2024	$288	$12.95	$15.53
5.50% senior notes	2029	172	14.26	18.54

During 20 of the last 30 trading days ended March 31, 2011, the adjusted trigger-price contingencies were met for both series of the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending June 30, 2011.

Presented in the following table are details about conversions of contingently convertible securities during the three months ended March 31, 2011:

3.375% contingently			Conversion Value		Cash Paid on
convertible senior		Principal Converted	per $1,000 of	Common Stock Issued	Settlement
notes due 2023	Conversion Date	(In Millions)	principal	on Settlement	(In Millions)

Voluntary conversion	January 2011	$4	$1,994.21	197,472	$4

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at March 31, 2011, payment of common stock dividends by CMS Energy was limited to $1.0 billion.
Under the provisions of its articles of incorporation, at March 31, 2011, Consumers had $453 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the three months ended March 31, 2011, CMS Energy received $104 million of common stock dividends from Consumers.
5: EARNINGS PER SHARE — CMS ENERGY
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on Income from Continuing Operations:

	In Millions, Except Per Share Amounts
Three Months Ended March 31	2011	2010

Income Available to Common Stockholders
Income from Continuing Operations	$133	$89
Less Preferred Stock Dividends	—	3

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$133	$86

Average Common Shares Outstanding
Weighted average shares — basic	250.0	228.0
Add dilutive contingently convertible securities	10.7	18.4
Add dilutive non-vested stock awards, options, and warrants	0.3	0.1
Add dilutive convertible debentures	0.7	—

Weighted average shares — diluted	261.7	246.5
Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$0.53	$0.38
Diluted	$0.51	$0.35

Contingently Convertible Securities
When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy’s common stock, exceeds the principal value of that security.

Stock Options and Warrants
For the three months ended March 31, 2011, outstanding options to purchase 0.3 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.
Non-vested Stock Awards
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
Convertible Debentures
For the three months ended March 31, 2010, there was no impact on diluted EPS from CMS Energy’s 7.75 percent convertible subordinated debentures. Using the if-converted method, the debentures would have:
•	increased the numerator of diluted EPS by less than $1 million for the three months ended March 31, 2010, from an assumed reduction of interest expense, net of tax; and

•	increased the denominator of diluted EPS by 0.7 million shares for the three months ended March 31, 2010.
CMS Energy can revoke the conversion rights if certain conditions are met.

6: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. Presented in the following table are the cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments:

				In Millions
	March 31, 2011		December 31, 2010
	Cost or Carrying		Cost or Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$7	$7	$5	$6
Securities available for sale	116	116	90	90
Notes receivable[1]	380	399	386	407
Long-term debt[2]	7,177	7,936	7,174	7,861

Consumers
Securities available for sale	$83	$107	$64	$90
Long-term debt[3]	4,516	4,895	4,525	4,891

[1]	Includes current portion of notes receivable of $13 million at March 31, 2011 and $11 million at December 31, 2010.

[2]	Includes current portion of long-term debt of $1,251 million at March 31, 2011 and $726 million at December 31, 2010.

[3]	Includes current portion of long-term debt of $337 million at March 31, 2011 and $37 million at December 31, 2010.
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
The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At March 31, 2011 and December 31, 2010, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities:

								In Millions
		March 31, 2011				December 31, 2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value

CMS Energy, including Consumers
Available for sale:
SERP:
Mutual fund	$89	$—	$—	$89	$62	$—	$—	$62
State and municipal bonds	27	—	—	27	28	—	—	28
Held to maturity:
Debt securities	7	—	—	7	5	1	—	6

Consumers
Available for sale:
SERP:
Mutual fund	$58	$—	$—	$58	$39	$—	$—	$39
State and municipal bonds	18	—	—	18	17	—	—	17
CMS Energy common stock	7	24	—	31	8	26	—	34

The mutual fund classified as available for sale is a short-term, fixed-income fund. During the three months ended March 31, 2011, CMS Energy contributed $27 million to the SERP, which included a contribution of $20 million by Consumers. The contributions were used to acquire additional shares in the mutual fund. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.
During each of the three-month periods ended March 31, 2011 and 2010, the proceeds from CMS Energy’s sales of investment securities were $1 million, which included proceeds from Consumers’ sales of investment securities of less than $1 million. All of the proceeds were related to sales of state and municipal bonds that were held within the SERP and classified as available for sale. Gross realized losses on these sales were less than $1 million for CMS Energy and Consumers during each period.
Presented in the following table are the fair values of the SERP state and municipal bonds by contractual maturity at March 31, 2011:

		In Millions
	CMS Energy,
	including Consumers	Consumers

Due one year or less	$1	$1
Due after one year through five years	11	7
Due after five years through ten years	9	6
Due after ten years	6	4

Total	$27	$18

7: DERIVATIVE INSTRUMENTS
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
The contracts used to manage market risks may qualify as derivative instruments. If a contract is a derivative and does not qualify for the normal purchases and sales exception, the contract is recorded on the balance sheet at its fair value. Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. Since none of CMS Energy’s or Consumers’ derivatives has been designated as an accounting hedge, all changes in fair value are reported in earnings. For a discussion of how CMS Energy and Consumers determine the fair value of their derivatives, see Note 1, Fair Value Measurements.
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
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At March 31, 2011, CMS ERM held the following derivative contracts:
•	a forward contract for the physical sale of 642 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants;

•	futures contracts through 2011 as an economic hedge of 24 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.2 bcf of natural gas;

•	forward contracts to purchase 3.1 bcf and sell 6.7 bcf of natural gas through 2011 in CMS ERM’s role as a marketer of natural gas for third-party producers; and

•	an option to sell 458 GWh of electricity, and as an economic hedge, contracts to purchase 0.6 bcf of natural gas through 2011.

Presented in the following table are the fair values of CMS Energy’s and Consumers’ derivative instruments:

						In Millions

	Derivative Assets			Derivative Liabilities
	Balance	Fair Value at		Balance	Fair Value at
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010
CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts[1]	Other assets	$1	$1	Other liabilities[2]	$3	$4

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other assets	$—	$1	Other liabilities	$—	$—

[1]	Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was less than $1 million at March 31, 2011 and December 31, 2010.

[2]	Liabilities exclude the impact of offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at March 31, 2011 and December 31, 2010. CMS Energy presents these liabilities net of these impacts on its Consolidated Balance Sheets.
Presented in the following table is the effect of CMS Energy’s and Consumers’ derivative instruments on their Consolidated Statements of Income:

			In Millions

	Location of Gain	Amount of Gain
	on Derivatives	on Derivatives
	Recognized in Income	Recognized in Income
Three Months Ended March 31		2011	2010

CMS Energy, including Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Operating Revenue	$1	$5
	Fuel for electric generation	—	2
	Purchased and interchange power	—	1
	Other income	1	—

Total CMS Energy		$2	$8

Consumers
Derivatives not designated as hedging instruments:
Commodity contracts	Other income	$1	$—

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were $1 million at March 31, 2011 and December 31, 2010.
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
At March 31, 2011, if counterparties within this industry concentration all failed to meet their contractual obligations, the loss to CMS Energy on contracts accounted for as derivatives would be less than $1 million.
CMS Energy does not expect a material adverse effect on its Consolidated Balance Sheets and Consolidated Statements of Income as a result of counterparty nonperformance, given CMS Energy’s credit policies, current exposures, and credit reserves.
8: NOTES RECEIVABLE
EnerBank provides unsecured consumer installment loans for financing home improvements. These loans totaled $380 million, net of an allowance for loan losses of $5 million, at March 31, 2011, and $385 million, net of an allowance for loan losses of $5 million, at December 31, 2010. At March 31, 2011, $13 million of EnerBank’s loans were classified as current Notes receivable and $367 million were classified as non-current Notes receivable on CMS Energy’s Consolidated Balance Sheets. At December 31, 2010, $10 million of EnerBank’s loans were classified as current Notes receivable and $375 million were classified as non-current Notes receivable on CMS Energy’s Consolidated Balance Sheets.
The allowance for loan losses is a valuation allowance to reflect estimated credit losses. The allowance is increased by the provision for loan losses and decreased by loan charge-offs net of recoveries. Management estimates the allowance balance required by taking into consideration historical loan loss experience, the nature and volume of the portfolio, economic conditions, and other factors. Loans losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.
Presented in the following table are the changes in the allowance for loan losses:
In Millions

Three Months Ended March 31	2011

Allowance for loan losses, at beginning of period	$5
Charge-offs	(1)
Recoveries	—
Provision for loan losses	1

Allowance for loan losses, at end of period	$5

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans at March 31, 2011:
In Millions

Past Due	Past Due	Past Due	Total		Total
30-59 Days	60-89 Days	Over 90 Days	Delinquent	Current	Outstanding

$1	$1	$—	$2	$378	$380

9: RETIREMENT BENEFITS
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees.
Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:
In Millions

	Pension
Three Months Ended March 31	2011	2010

CMS Energy, including Consumers
Net periodic pension cost
Service cost	$12	$11
Interest expense	25	24
Expected return on plan assets	(28)	(23)
Amortization of:
Net loss	16	13
Prior service cost	1	2

Net periodic pension cost	$26	$27
Regulatory adjustment[1]	—	2

Net periodic pension cost after regulatory adjustment	$26	$29

Consumers
Net periodic pension cost
Service cost	$12	$11
Interest expense	24	24
Expected return on plan assets	(27)	(23)
Amortization of:
Net loss	15	12
Prior service cost	1	2

Net periodic pension cost	$25	$26
Regulatory adjustment[1]	—	2

Net periodic pension cost after regulatory adjustment	$25	$28

In Millions

	OPEB
Three Months Ended March 31	2011	2010

CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$7	$7
Interest expense	19	21
Expected return on plan assets	(17)	(15)
Amortization of:
Net loss	8	8
Prior service credit	(5)	(2)

Net periodic OPEB cost	$12	$19
Regulatory adjustment[1]	—	1

Net periodic OPEB cost after regulatory adjustment	$12	$20

Consumers
Net periodic OPEB cost
Service cost	$6	$7
Interest expense	18	20
Expected return on plan assets	(15)	(14)
Amortization of:
Net loss	8	8
Prior service credit	(5)	(2)

Net periodic OPEB cost	$12	$19
Regulatory adjustment[1]	—	1

Net periodic OPEB cost after regulatory adjustment	$12	$20

[1]	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, which resulted in no impact to net income for the periods presented.
CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is eight percent. For the twelve months ended March 31, 2011, the actual return on Pension Plan assets was 13.1 percent, and for the twelve months ended March 31, 2010 the actual return was 31.6 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

10: INCOME TAXES
Presented in the following table is the difference between the effective income tax rate from continuing operations, excluding noncontrolling interests, and the statutory U.S. federal income tax rate:
In Millions

Three Months Ended March 31	2011	2010

CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%

Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	3.4	5.0
Medicare Part D exempt income, net of law change	(1.2)	1.0
Income tax credit amortization	(0.6)	(0.7)
Other, net	0.1	0.4

Effective income tax rate	36.7%	40.7%

Consumers
U.S. federal income tax rate	35.0%	35.0%

Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	3.5	3.8
Medicare Part D exempt income, net of law change	(0.9)	(1.1)
Plant basis differences	(0.2)	(0.6)
Income tax credit amortization	(0.4)	(0.4)
Other, net	0.2	—

Effective income tax rate	37.2%	36.7%

For the three months ended March 31, 2010, CMS Energy recognized deferred tax expense of $3 million to reflect the enactment of the Health Care Acts. The law change prospectively repealed the tax deduction for the portion of the health care costs reimbursed by the Medicare Part D subsidy for taxable years beginning after December 31, 2012.
11: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic IPP; and

•	other, including EnerBank, corporate interest and other expenses, and discontinued operations.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:
In Millions

Three Months Ended March 31	2011	2010

Operating Revenue
CMS Energy, including Consumers
Electric utility	$897	$838
Gas utility	1,091	1,052
Enterprises	55	68
Other	12	9

Total Operating Revenue — CMS Energy	$2,055	$1,967
Consumers
Electric utility	$897	$838
Gas utility	1,091	1,052

Total Operating Revenue — Consumers	$1,988	$1,890

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$65	$41
Gas utility	88	66
Enterprises	3	9
Discontinued operations	2	(1)
Other	(23)	(30)

Total Net Income Available to Common Stockholders — CMS Energy	$135	$85
Consumers
Electric utility	$65	$41
Gas utility	88	66

Total Net Income Available to Common Stockholder — Consumers	$153	$107

In Millions

	March 31, 2011	December 31, 2010

Plant, Property, and Equipment, Gross
CMS Energy, including Consumers
Electric utility[1]	$10,021	$9,944
Gas utility[1]	4,079	4,063
Enterprises	106	102
Other	36	36

Total Plant, Property, and Equipment, Gross — CMS Energy	$14,242	$14,145
Consumers
Electric utility[1]	$10,021	$9,944
Gas utility[1]	4,079	4,063
Other	15	15

Total Plant, Property, and Equipment, Gross — Consumers	$14,115	$14,022

Assets
CMS Energy, including Consumers
Electric utility[1]	$9,747	$9,321
Gas utility[1]	4,308	4,614
Enterprises	176	191
Other	1,411	1,490

Total Assets — CMS Energy	$15,642	$15,616
Consumers
Electric utility[1]	$9,747	$9,321
Gas utility[1]	4,308	4,614
Other	902	904

Total Assets — Consumers	$14,957	$14,839

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CMS ENERGY
There have been no material changes to market risk as previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2010 Form 10-K.
CONSUMERS
There have been no material changes to market risk as previously disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2010 Form 10-K.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the 2010 Form 10-K, see Part I, Item 1, Note 2, Contingencies and Commitments, and Note 3, Regulatory Matters.
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in the 2010 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
On January 6, 2011, CMS Energy issued 197,472 shares of its common stock and paid $4 million in cash in exchange for $4 million aggregate principal amount of its 3.375 percent Convertible Senior Notes Due 2023, Series B. These convertible notes were tendered for conversion on December 17, 2010 in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Sixteenth Supplemental Indenture dated as of December 16, 2004. Such shares of common stock were issued based on the conversion value of $1,994.21 per $1,000 principal amount of convertible note. The issuance of these shares of common stock was an exchange of securities with existing shareholders and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2011:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	Publicly Announced
Period	Purchased[1]	per Share	Programs	Plans or Programs

January 1 — 31, 2011	—	$—	—	—
February 1 — 28, 2011	—	—	—	—
March 1 — 31, 2011	355	19.12	—	—

Total	355	$19.12	—	—

[1]	Common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the performance incentive stock plan. Shares repurchased have a value based on the market price on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
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

Exhibits		Description
4.1	—	One Hundred Fourteenth Supplemental Indenture dated as of March 31, 2011 between Consumers Energy Company and The Bank of New York Mellon, Trustee. (Exhibit 4.1 to Form 8-K filed April 6, 2011 and incorporated herein by reference)

10.1	—	$550 million Revolving Credit Agreement dated as of March 31, 2011 between CMS Energy Corporation, the Banks, as defined therein, and Barclays Bank PLC, as Agent. (Exhibit 10.1 to Form 8-K filed April 6, 2011 and incorporated herein by reference)

10.2	—	$500 million Revolving Credit Agreement dated as of March 31, 2011 among Consumers Energy Company, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent. (Exhibit 10.2 to Form 8-K filed April 6, 2011 and incorporated herein by reference)

10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy Corporation to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein. (Exhibit 10.3 to Form 8-K filed April 6, 2011 and incorporated herein by reference)

10.4	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, amended and restated effective as of January 1, 2011

10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011

10.6	—	Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers Energy Company effective on January 1, 1982 and as amended effective April 1, 2011

12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[1]	—	XBRL Instance Document

101.SCH[1]	—	XBRL Taxonomy Extension Schema

101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase

Exhibits		Description
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase

101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

(This page intentionally left blank)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: April 28, 2011	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: April 28, 2011	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.4	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, amended and restated effective as of January 1, 2011

10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011

10.6	—	Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers Energy Company effective on January 1, 1982 and as amended effective April 1, 2011

12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[1]	—	XBRL Instance Document

101.SCH[1]	—	XBRL Taxonomy Extension Schema

101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase

101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”