Form 10-Q
period 2011-06-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2011-07-28
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 14, 2011:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value
(including 1,568,145 shares owned by Consumers Energy Company)	253,356,241

Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended June 30, 2011

Page
Glossary	3
Filing Format	8
Forward-Looking Statements and Information	8

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
CMS Energy	32
Consumers	40
Notes to the Consolidated Financial Statements	47
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	78
Item 4. Controls and Procedures	78

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	79
Item 1A. Risk Factors	79
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3. Defaults Upon Senior Securities	80
Item 4. Removed and Reserved	80
Item 5. Other Information	80
Item 6. Exhibits	81
Signatures	82
EX-10.1
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

(This page intentionally left blank)

GLOSSARY
Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in October 2008 with the approval of Michigan Senate Bill 213 and Michigan House Bill 5524

2010 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2010

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company (formerly known as CMS Field Services)

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	Cross-State Air Pollution Rule, finalized in July 2011, which supersedes the EPA’s proposed Clean Air Transport Rule and replaces CAIR

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

D.C.	District of Columbia

Detroit Edison	The Detroit Edison Company, a non-affiliated company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

GWh	Gigawatt-hour (a unit of energy equal to one million kWh)

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour (a unit of energy equal to one thousand watt-hours)

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source; for existing sources, MACT is the average emission limitation achieved by the best performing 12 percent of existing sources or the average limitation achieved by the best performing five sources, depending on the number of sources in the category

MBT	Michigan Business Tax

MCIT	Michigan Corporate Income Tax

MD&A	Management’s Discussion and Analysis

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt (a unit of power equal to one million watts)

MWh	Megawatt-hour (a unit of energy equal to one million watt-hours)

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline Gas Company, LLC, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Smart Grid	Consumers’ grid modernization project, which includes the installation of smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

U.S.	United States

XBRL	eXtensible Business Reporting Language

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
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:
•	the price of CMS Energy common stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’:
■	revenues;

■	capital expenditure programs and related earnings growth;

■	ability to collect accounts receivable from customers;

■	cost of capital and availability of capital; and

■	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population changes in the geographic areas where CMS Energy and Consumers conduct business;

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or lawsuits regarding:
■	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

■	criteria pollutants, such as nitrogen oxide, sulfur dioxide, and particulate, and hazardous air pollutants, including impacts of CSAPR and MACT;

■	CCBs;

■	PCBs;

■	cooling water intake or discharge from power plants or other industrial equipment;

■	limitations on the use or construction of coal-fueled electric power plants;

■	nuclear-related regulation;

■	renewable portfolio standards and energy efficiency mandates;

■	energy-related derivatives and hedges under the Dodd-Frank Act; and

■	any other potential legislative changes, including changes to the ten-percent ROA limit;
•	potentially adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse or delayed regulatory treatment or permitting decisions concerning significant matters affecting CMS Energy or Consumers that are or could come before the MDEQ and/or EPA, including Bay Harbor;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are or could come before the MPSC, including:
■	sufficient and timely recovery of:
▪	environmental and safety-related expenditures for coal-fueled plants and other utility properties;

▪	power supply and natural gas supply costs;

▪	operating and maintenance expenses;

▪	additional utility rate-based investments;

▪	costs associated with the proposed retirement and decommissioning of facilities;

▪	MISO energy and transmission costs;

▪	costs associated with energy efficiency investments and state or federally mandated renewable resource standards; and

▪	Smart Grid program costs;
■	actions of regulators with respect to expenditures subject to tracking mechanisms;

■	actions of regulators to prevent or curtail shutoffs for non-paying customers;

■	actions of regulators with respect to Consumers’ pilot electric and gas decoupling mechanisms;

■	regulatory orders preventing or curtailing rights to self-implement rate requests;

■	regulatory orders potentially requiring a refund of previously self-implemented rates;

■	implementation of new energy legislation or revisions of existing regulations; and

■	regulatory treatment of the DOE settlement;

•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer demand for electric generation supply to alternative energy suppliers;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of Consumers’ electric and gas decoupling mechanisms in moderating the impact of sales variability on net revenues;

•	the impact of enforcement powers and investigation activities at FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	potential effects of the Dodd-Frank Act and related regulations on CMS Energy and Consumers, including regulation of financial institutions such as EnerBank, whistleblower rules, and shareholder activity that is permitted or may be permitted under the Act;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers, and the ability of Consumers to recover the costs of any such insurance from customers;

•	changes in energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including their strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction, permitting, and government approvals;

•	costs and availability of personnel, equipment, and materials for operating and maintaining existing facilities;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission and distribution or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, cyber-attacks, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	the impact of an accident, explosion, or other physical disaster involving Consumers’ gas pipelines, gas storage fields, overhead or underground electrical lines, or other utility infrastructure;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of scheduled or unscheduled generation or gas compression outages;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals, including the 2011 capital expenditures forecast;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of the Health Care Acts on existing or future health care costs;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
For additional details regarding these and other uncertainties, see the “Outlook” section included in MD&A; Note 3, Contingencies and Commitments; Note 4, Regulatory Matters; and Part II, Item 1A. Risk Factors.

CMS Energy Corporation
Consumers Energy Company
MANAGEMENT’S DISCUSSION AND ANALYSIS
This MD&A is a combined report of CMS Energy and Consumers.
EXECUTIVE OVERVIEW
CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers’ electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers’ gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers’ customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, owns and operates power generation facilities.
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
During the past several years, CMS Energy’s “Growing Forward” business strategy has emphasized the key elements depicted below:

Safe, excellent operations
The safety and security of employees, customers, and the general public remain a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. From 2007 to 2010, Consumers achieved a 63 percent reduction in the annual number of recordable safety incidents.
Customer Value
Consumers is undertaking a number of initiatives that reflect its intensified customer focus. Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction. Consumers’ productivity improvements are expected to help keep annual base rate increases (excluding PSCR and GCR charges) at or below the average rate of inflation. Consumers considers these and other aspects of its customer value initiative to be important to its success.
Utility Investment
Consumers expects to make capital investments of $6.5 billion over the next five years, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency, demand management, expanded use of renewable energy, development of new power plants, pursuit of additional PPAs to complement existing generating sources, potential retirement or mothballing of older generating units, and continued operation of other existing units.
Renewable energy projects are a major component of Consumers’ planned capital investments. Consumers expects to spend $600 million on renewable energy investments from 2011 through 2015. The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind. In May 2011, the MPSC issued an order approving Consumers’ amended renewable energy plan, with slight modifications. The amended plan reduces the renewable energy surcharge billed to customers in the future by an annual amount of $54 million. The reduction is a result of lower-than-anticipated costs to comply with the renewable energy requirements prescribed by the 2008 Energy Law.
In February 2011, Consumers and Detroit Edison together announced an $800 million maintenance and upgrade project at their jointly owned Ludington pumped-storage plant. The project, scheduled to begin in 2013 and extend through 2019, is expected to increase the capacity of Ludington by 16 percent, from its present level of 1,872 MW to about 2,172 MW, and increase the plant’s efficiency by five percent. Consumers expects its share of the project cost to total $400 million.
Consumers’ Smart Grid program, with a total project capital cost of $750 million, also represents a major capital investment. The deployment, planned for mid-2012, will include advanced metering infrastructure. Consumers has spent $97 million through 2010 on its Smart Grid program, and expects to spend an additional $267 million, following a phased approach, from 2011 through 2015.
Two additional major investment areas for Consumers are environmental spending and reliability improvements. Consumers expects its environmental investments to total $1.4 billion and its investments in system reliability to total $1.2 billion through 2015.

Regulation
Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. Recent important regulatory events and developments are summarized below.
•	2010 Gas Rate Case: In August 2010, Consumers filed an application with the MPSC seeking an annual gas rate increase of $55 million, based on an 11 percent authorized return on equity. In January 2011, Consumers filed support for a self-implemented annual gas rate increase of $48 million. In February, Consumers reduced the proposed self-implemented increase to $29 million. The MPSC then issued an order delaying Consumers’ self-implementation. The MPSC approved a partial settlement agreement in May, authorizing a $31 million annual gas rate increase, based on a 10.5 percent authorized return on equity. Matters not yet addressed in this case include the decoupling mechanism, the Smart Grid program, and contributions to the low-income and energy efficiency fund.

•	Electric Revenue Decoupling Mechanism: Consumers’ 2009 electric rate case order authorized an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended in the 2010 electric rate case order, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. In March 2011, Consumers filed its first reconciliation of the electric decoupling mechanism, requesting recovery of $27 million from customers for the period December 2009 through November 2010.

•	2011 Electric Rate Case: In June 2011, Consumers filed a new general electric rate case seeking a $195 million revenue increase, based on a 10.7 percent authorized return on equity.
Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives to regulate greenhouse gases, as well as related litigation. The EPA has taken steps to regulate greenhouse gases under the Clean Air Act and is expected to issue final new source performance standards in May 2012 addressing greenhouse gas emissions from fossil-fueled electric generating units. The EPA is also expected to propose guidelines for states to regulate greenhouse gas emissions from existing sources.
During 2010, the EPA issued various proposals for regulating PCBs, CCBs, sulfur dioxide, and nitrogen oxides. Additionally, in March 2011, the EPA proposed a hazardous air pollutant rule that would establish MACT emission standards for mercury and other hazardous air pollutants. Under the proposed rule, some coal-fueled electric generating units would require additional controls for hazardous air pollutants. Also in March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems. In July 2011, the EPA finalized the CSAPR, which requires Michigan and 26 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground-level ozone and fine particle pollution in other downwind states. This rule, which replaces CAIR, mandates emission reductions beginning in 2012. CMS Energy and Consumers are monitoring the MACT emission standards developments for potential effects on their operations and assessing the impact and cost of complying with the CSAPR.
Financial Performance in 2011 and Beyond
For the three months ended June 30, 2011, CMS Energy’s net income available to common stockholders was $100 million, and diluted earnings per share were $0.38. This compares with net income available to common stockholders of $80 million and diluted earnings per share of $0.32 for the three months ended June 30, 2010. For the six months ended June 30, 2011, CMS Energy’s net income available to common stockholders was $235 million, and diluted earnings per share were $0.90. This compares with net income available to common stockholders of $165 million and diluted earnings per share of $0.67 for the six months ended June 30, 2010. Among the factors contributing to CMS Energy’s improved performance for both the three months and the six months ended June 30, 2011 were benefits from electric and gas rate orders and increased gas deliveries, offset partially by decreased electric delivery revenues and higher depreciation, property taxes, and distribution and service restoration costs. A tax benefit resulting from the enactment of the MCIT in May 2011 was offset by the absence, in 2011, of an insurance settlement recovery recorded in 2010.
A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the “Results of Operations” section that follows this Executive Overview.
CMS Energy believes that economic conditions in Michigan have improved. Although Michigan’s economy continues to be affected by the recession and its impact on the state’s automotive industry, by high unemployment rates, and by a modestly shrinking population, there are indications that the recession has eased in Michigan. Consumers expects its electric sales to increase by about 1.7 percent annually through 2016, driven largely by the continued rise in industrial production. Consumers is projecting that its gas sales will decline by about one percent annually through 2016, due largely to energy efficiency and conservation.
As Consumers continues to seek fair and timely regulatory treatment, delivering customer value will remain a key strategic priority. To keep costs down for its utility customers, Consumers has set goals to achieve further annual productivity improvements. Additionally, Consumers will strive to give priority to capital investments that increase customer value or lower costs.
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

RESULTS OF OPERATIONS
CMS Energy’s Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2011	2010	Change	2011	2010	Change

Net Income Available to Common Stockholders	$100	$80	$20	$235	$165	$70
Basic Earnings Per Share	$0.40	$0.35	$0.05	$0.94	$0.72	$0.22
Diluted Earnings Per Share	$0.38	$0.32	$0.06	$0.90	$0.67	$0.23

In Millions
	Three Months Ended			Six Months Ended
June 30	2011	2010	Change	2011	2010	Change

Electric Utility	$85	$86	$(1)	$150	$127	$23
Gas Utility	5	1	4	93	67	26
Enterprises	29	33	(4)	32	42	(10)
Corporate Interest and Other	(19)	(24)	5	(42)	(54)	12
Discontinued Operations	—	(16)	16	2	(17)	19

Net Income Available to Common Stockholders	$100	$80	$20	$235	$165	$70

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three and six months ended June 30, 2011 versus 2010:

In Millions
	2011 better/(worse) than 2010
	Three Months Ended			Six Months Ended
	June 30			June 30

Electric and gas rate orders		$29			$52
Gas sales
Weather	$7			$23
Deliveries and decoupling benefit	4	11		12	35

Electric sales and decoupling		(13)			(4)
Distribution and service restoration costs		(13)			(21)
Other, mainly depreciation and property tax		(11)	$3		(19)	$43

Subsidiary earnings of enterprises segment			(1)			(7)
Other, mainly lower corporate interest expense			1			7

2010 insurance settlement recovery		(31)			(31)
MCIT enactment		32			32
Voluntary separation plan cost in 2010		—			7
Other, mainly tax adjustments related to previously sold businesses		16	17		19	27

Total change			$20			$70

Consumers’ Electric Utility Results of Operations

In Millions
June 30	2011	2010	Change

Net Income Available to Common Stockholders
Three months ended	$85	$86	$(1)
Six months ended	150	127	23

In Millions
	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2011 vs. 2010	June 30, 2011 vs. 2010

Electric deliveries and rate increases	$(26)	$2
Power supply costs and related revenue	—	10
Other income, net of expenses	(5)	(7)
Maintenance and other operating expenses	15	1
Depreciation and amortization	10	24
General taxes	(5)	(5)
Interest charges	8	9
Income taxes	2	(11)

Total change	$(1)	$23

Electric deliveries and rate increases: For the three months ended June 30, 2011, electric delivery revenues decreased $26 million compared with 2010. This variance was due to the absence, in 2011, of $43 million of surcharges in 2010 to recover retirement benefit expenses and certain regulatory assets, and a $23 million decrease in sales revenue resulting from cooler weather and lower decoupling revenue, offset partially by a $40 million increase in revenues from a November 2010 rate increase. Overall, deliveries to end-use customers were 8.9 billion kWh in 2011, a decrease of 0.1 billion kWh, or 1.1 percent, compared with 2010.
For the six months ended June 30, 2011, electric delivery revenues increased $2 million compared with 2010. This variance was due to a $66 million increase in revenues from a November 2010 rate increase, offset largely by the absence, in 2011, of $61 million of surcharges in 2010 to recover retirement benefit expenses and certain regulatory assets, and a $3 million decrease in other revenues. Overall, deliveries to end-use customers were 18.3 billion kWh in 2011, an increase of 0.2 billion kWh, or 1.1 percent, compared with 2010.
Power supply costs and related revenue: For the six months ended June 30, 2011, PSCR revenue increased $10 million compared with 2010. This increase was due to the absence, in 2011, of a disallowance in 2010 of certain power supply costs in Consumers’ 2007 PSCR reconciliation case.
Other income, net of expenses: For the three months ended June 30, 2011, other income decreased $5 million compared with 2010, and for the six months ended June 30, 2011, other income decreased $7 million compared with 2010. These decreases were due primarily to a reduction in interest income recorded as a result of the declining balance of certain regulatory assets.
Maintenance and other operating expenses: For the three months ended June 30, 2011, maintenance and other operating expenses decreased $15 million compared with 2010. This variance was due primarily to the absence, in 2011, of $26 million of retirement benefit expenses that were recovered in revenue in 2010, offset partially by a $9 million increase in service restoration costs.
For the six months ended June 30, 2011, maintenance and other operating expenses decreased $1 million compared with 2010. The absence, in 2011, of $26 million of retirement benefit expenses that were recovered in revenue in 2010 and $6 million of voluntary separation plan expenses incurred in 2010 was offset largely by $22 million of higher service restoration costs, caused by a series of unusually severe storms, and $9 million of higher forestry and tree-trimming costs, plant maintenance, and other operating expenses.
Depreciation and amortization: For the three months ended June 30, 2011, depreciation and amortization expense decreased $10 million compared with 2010, and for the six months ended June 30, 2011, depreciation and amortization expense decreased $24 million compared with 2010. These decreases were due to lower amortization expense on certain regulatory assets, offset partially by higher depreciation expense from increased plant in service.
Interest charges: For the three months ended June 30, 2011, interest charges decreased $8 million compared with 2010, and for the six months ended June 30, 2011, interest charges decreased $9 million compared with 2010. These decreases resulted primarily from the absence, in 2011, of interest expense on a Michigan use tax assessment.
Income taxes: For the three months ended June 30, 2011, income taxes decreased $2 million compared with 2010, reflecting lower electric utility earnings. For the six months ended June 30, 2011, income taxes increased $11 million compared with 2010, reflecting higher electric utility earnings.
Consumers’ Gas Utility Results of Operations

In Millions
June 30	2011	2010	Change

Net Income Available to Common Stockholders
Three months ended	$5	$1	$4
Six months ended	93	67	26

In Millions
	Three Months Ended	Six Months Ended
Reasons for the change:	June 30, 2011 vs. 2010	June 30, 2011 vs. 2010

Gas deliveries and rate increases	$19	$52
Other income, net of expense	(2)	(4)
Maintenance and other operating expenses	(7)	5
Depreciation and amortization	(2)	(5)
General taxes	(4)	(6)
Interest charges	3	3
Income taxes	(3)	(19)

Total change	$4	$26

Gas deliveries and rate increases: For the three months ended June 30, 2011, gas delivery revenues increased $19 million compared with 2010. This increase reflected higher customer usage, of which $11 million was due to colder weather in 2011. Gas deliveries, including miscellaneous transportation to end-use customers, were 45.6 bcf in 2011, an increase of 8.8 bcf, or 23.9 percent, compared with 2010.
For the six months ended June 30, 2011, gas delivery revenues increased $52 million compared with 2010. This increase reflected higher customer usage, of which $37 million was due to colder weather in 2011. Gas deliveries, including miscellaneous transportation to end-use customers, were 179.5 bcf in 2011, an increase of 23.6 bcf, or 15.1 percent, compared with 2010.
Maintenance and other operating expenses: For the three months ended June 30, 2011, maintenance and other operating expenses increased $7 million compared with 2010, due primarily to higher transmission and distribution operating expenses.
For the six months ended June 30, 2011, maintenance and other operating expenses decreased $5 million compared with 2010, due primarily to the absence, in 2011, of voluntary separation plan expenses incurred in 2010.

Income taxes: For the three months ended June 30, 2011, income taxes increased $3 million compared with 2010, and for the six months ended June 30, 2011, income taxes increased $19 million, reflecting higher gas utility earnings in 2011.
Enterprises Results of Operations

In Millions
June 30	2011	2010	Change

Net Income Available to Common Stockholders
Three months ended	$29	$33	$(4)
Six months ended	32	42	(10)

For the three months ended June 30, 2011, net income of the enterprises segment decreased $4 million compared with 2010, due to the absence, in 2011, of a $31 million insurance settlement recovery in 2010, offset largely by a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011.
For the six months ended June 30, 2011, net income of the enterprises segment decreased $10 million compared with 2010, due to the absence, in 2011, of a $31 million insurance settlement recovery in 2010 and lower electric revenues of $7 million in 2011. These decreases were offset partially by a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011.
For further details about the enactment of the MCIT, see Note 11, Income Taxes.
Corporate Interest and Other Results of Operations

In Millions
June 30	2011	2010	Change

Net Loss Available to Common Stockholders
Three months ended	$(19)	$(24)	$5
Six months ended	(42)	(54)	12

For the three months ended June 30, 2011, corporate interest and other net expenses decreased $5 million compared with 2010, due primarily to lower income tax expense resulting from the enactment of the MCIT in May 2011.
For the six months ended June 30, 2011, corporate interest and other net expenses decreased $12 million compared with 2010, due primarily to lower income tax expense resulting partially from the enactment of the MCIT in May 2011.
Discontinued Operations
For the three months ended June 30, 2011, the net loss recorded from discontinued operations was less than $1 million, compared with a loss from discontinued operations of $16 million in 2010 related to prior asset sales.
For the six months ended June 30, 2011, income of $2 million was recorded from discontinued operations due to a legal settlement, compared with a loss from discontinued operations of $17 million in 2010 related to prior asset sales.

CASH POSITION, INVESTING, AND FINANCING
At June 30, 2011, CMS Energy had $994 million of consolidated cash and cash equivalents and $29 million of restricted cash and cash equivalents. At June 30, 2011, Consumers had $766 million of consolidated cash and cash equivalents and $28 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2011 and 2010:

In Millions
Six Months Ended June 30	2011	2010	Change

CMS Energy, including Consumers
Net income	$236	$172	$64
Non-cash transactions[1]	480	539	(59)

	$716	$711	$5
Sale of gas purchased in the prior year	514	474	40
Purchase of gas in the current year	(293)	(274)	(19)
Accounts receivable sales, net	—	(50)	50
Change in other core working capital[2]	232	299	(67)
Postretirement benefits contributions	(39)	(153)	114
Other changes in assets and liabilities, net	86	41	45

Net cash provided by operating activities	$1,216	$1,048	$168

Consumers
Net income	$245	$195	$50
Non-cash transactions[1]	473	398	75

	$718	$593	$125
Sale of gas purchased in the prior year	514	474	40
Purchase of gas in the current year	(293)	(274)	(19)
Accounts receivable sales, net	—	(50)	50
Change in other core working capital[2]	230	300	(70)
Postretirement benefits contributions	(37)	(143)	106
Other changes in assets and liabilities, net	113	83	30

Net cash provided by operating activities	$1,245	$983	$262

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.
For the six months ended June 30, 2011, net cash provided by operating activities at CMS Energy increased $168 million compared with 2010. The increase was due primarily to the absence of Pension Plan contributions in 2011 and increased collections of accounts receivable.
For the six months ended June 30, 2011, net cash provided by operating activities at Consumers increased $262 million compared with 2010. The increase was due primarily to higher net income, the absence of Pension Plan contributions in 2011, and increased collections of accounts receivable.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2011 and 2010:

In Millions
Six Months Ended June 30	2011	2010	Change

CMS Energy, including Consumers
Capital expenditures	$(399)	$(424)	$25
Cash effect of deconsolidation of partnerships	—	(10)	10
Costs to retire property and other	(72)	(56)	(16)

Net cash used in investing activities	$(471)	$(490)	$19

Consumers
Capital expenditures	$(394)	$(423)	$29
Costs to retire property and other	(51)	(21)	(30)

Net cash used in investing activities	$(445)	$(444)	$(1)

For the six months ended June 30, 2011, net cash used in investing activities decreased $19 million at CMS Energy compared with 2010. This variance was due primarily to a decrease in capital expenditures and the absence, in 2011, of the cash effect of deconsolidating certain partnerships in 2010, offset partially by other investing activities, including CMS Energy’s contribution of $27 million to its SERP fund.
For the six months ended June 30, 2011, net cash used in investing activities increased $1 million at Consumers compared with 2010. A decrease in capital expenditures was offset largely by other investing activities, including Consumers’ contribution of $20 million to its SERP fund.
Financing Activities
Presented in the following table are specific components of net cash used in financing activities for the six months ended June 30, 2011 and 2010:

In Millions
Six Months Ended June 30	2011	2010	Change

CMS Energy, including Consumers
Issuance of FMBs, convertible senior notes, senior notes, and other debt	$396	$366	$30
Retirement of long-term debt	(292)	(352)	60
Common stock issued	22	5	17
Payment of common stock dividends	(106)	(69)	(37)
Other financing activities	(20)	(61)	41

Net cash used in financing activities	$—	$(111)	$111

Consumers
Retirement of debt and other debt maturity payments	$(18)	$(327)	$309
Payments of common stock dividends	(196)	(168)	(28)
Stockholder’s contribution from CMS Energy	125	250	(125)
Other financing activities	(16)	(13)	(3)

Net cash used in financing activities	$(105)	$(258)	$153

For the six months ended June 30, 2011, net cash used in financing activities at CMS Energy decreased $111 million compared to 2010. The change was due primarily to an increase in net proceeds from borrowings and common stock issued by CMS Energy in 2011.
For the six months ended June 30, 2011, net cash used in financing activities at Consumers decreased $153 million compared with 2010. The change was due primarily to a decrease in debt retirements, offset partially by a decrease in stockholder’s contribution from CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY
CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends may be restricted by certain terms included in its articles of incorporation, by provisions under the Federal Power Act and the Natural Gas Act, and by FERC requirements. For additional details on Consumers’ dividend restrictions, see Note 5, Financings, “Dividend Restrictions.” For the six months ended June 30, 2011, Consumers paid $196 million in common stock dividends to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder’s contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.
CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers also had the following secured revolving credit facilities available at June 30, 2011:

In Millions
	Amount of	Amount	Letters of Credit	Amount	Expiration
	Facility	Borrowed	Outstanding	Available	Date

CMS Energy
Revolving credit facility[1]	$550	$—	$3	$547	March 2016

Consumers
Revolving credit facility[2,3]	$500	$—	$189	$311	March 2016
Revolving credit facility[3]	150	—	—	150	August 2013

[1]	On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.

[2]	On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces Consumers’ revolving credit facility that was set to expire in 2012.

[3]	Obligations under this facility are secured by FMBs of Consumers.
CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At June 30, 2011, $250 million of accounts receivable were eligible for transfer under this program.

CMS Energy’s $550 million revolving credit agreement specifies a maximum debt-to-EBITDA ratio, as defined therein. Consumers’ $500 million revolving credit agreement specifies a maximum debt-to-capital ratio, as defined therein. CMS Energy and Consumers were each in compliance with these limits as of June 30, 2011, as presented in the following table:

Ratio at
Revolving Credit Agreement	Description	Maximum Limit	June 30, 2011

CMS Energy
$550 million revolving credit agreement	Debt to EBITDA	6.0 to 1.0	4.80 to 1.0

Consumers
$500 million revolving credit agreement	Debt to Capital	0.65 to 1.0	0.50 to 1.0

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

OUTLOOK
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see “Forward-Looking Statements and Information;” Note 3, Contingencies and Commitments; and Part II, Item 1A. Risk Factors.
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
In 2010, Consumers announced plans to defer the development of its proposed 830-MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer demand for electricity due to the recession, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers has been monitoring customer demand, fuel and power prices, and other market conditions, and has not set a timetable for a future decision about the project. Although the likelihood that the plant will be constructed has diminished significantly, in July 2011 the MDEQ granted Consumers an extension of the project’s air permit. Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, relying on additional market purchases, and continued operation of several existing generating units.
Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. The law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. Under its renewable energy plan, Consumers expects to secure its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. At June 30, 2011, the combination of these sources represented 84 percent of Consumers’ 2015 REC requirement.
To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through June 2011, Consumers has contracted for the purchase of 296 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.
Consumers has secured more than 81,000 acres of land easements in Michigan’s Huron, Mason, and Tuscola Counties for the potential development of wind generation, and is now collecting wind speed and other meteorological data at those sites. Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of a 100-MW wind park in Mason County, the Lake Winds Energy Park, which Consumers expects to be operational in late 2012. In July 2011, the Mason County Planning Commission voted in favor of granting a special land use permit for the construction of the Lake Winds Energy Park. The action by the Mason County Planning Commission has been appealed to the Mason County Zoning Board of Appeals. Consumers will also continue development of its 150-MW wind park in Tuscola County, Cross Winds Energy Park, scheduled for operation by late 2014, as well as seek other opportunities for wind generation development in support of the renewable capacity standards.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors. Consumers believes economic conditions have improved, and expects weather-adjusted electric deliveries to increase in 2011 by two percent compared with 2010.
Consumers expects average electric delivery growth of about 1.7 percent annually over the next five years. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:
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
Electric ROA: The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At June 30, 2011, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 796 MW of generation service to ROA customers. Based on 2010 weather-adjusted retail sales, Consumers expects 2011 electric deliveries under the ROA program to be at a similar level to 2010.
Electric Transmission: In July 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations. In a related matter, in July 2010, MISO filed a tariff revision with FERC proposing a cost allocation methodology for a new category of transmission projects. In December 2010, FERC approved MISO’s cost allocation proposal. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects. In January 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a protest and request for rehearing with FERC, opposing the allocation methodology in the MISO tariff revision. Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.
Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ electric rate cases, PSCR, electric revenue decoupling mechanism, uncollectible expense tracking mechanism, electric operation and maintenance expenditures show-cause order, Big Rock decommissioning, renewable energy plan, energy optimization plan, and electric depreciation, see Note 4, Regulatory Matters, “Consumers’ Electric Utility.”

Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers continues to focus on complying with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations, and estimates that it will incur expenditures of $1.6 billion from 2011 through 2018 to comply with these regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:
Clean Air Interstate Rule/Cross-State Air Pollution Rule: In December 2008, a court decision remanded CAIR back to the EPA. Until the EPA finalized a new rule, CAIR remained in effect. In July 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 26 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground-level ozone and fine particle pollution in other downwind states. This rule mandates emission reductions beginning in 2012. Consumers is analyzing this final rule to assess its impact on Consumers’ operations.
Electric Generating Unit MACT: In March 2011, the EPA proposed MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act. Under the proposed rule, some coal-fueled electric generating units would require additional controls for hazardous air pollutants. Existing sources must meet the standards generally within three years of issuance of the final rule. The final rule is expected to be issued in November 2011.
Presently, Consumers’ strategy to comply with CSAPR, and with MACT in its present form, involves the installation of state-of-the-art emission control equipment; however, Consumers continues to evaluate CSAPR and MACT standards in conjunction with other EPA rulemakings. These rules could result in additional or accelerated environmental compliance costs related to Consumers’ fossil-fueled power plants and the retirement or mothballing of some or all of Consumers’ older, smaller generating units.
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
In 2009, the U.S. Court of Appeals for the Second Circuit issued a decision that allowed states and private plaintiffs to bring lawsuits in the federal courts against utilities and others based on common law nuisance theories that challenged the defendants’ greenhouse gas emissions. This decision potentially allowed federal judges to impose caps on such emissions on a case-by-case basis without reference to any legislatively created standards. A group of utilities filed a petition with the U.S. Supreme Court, seeking review of the U.S. Court of Appeals decision. In June 2011, the U.S. Supreme Court reversed the decision of the U.S. Court of Appeals for the Second Circuit, agreeing with the position taken by the utility industry that the Clean Air Act displaces any common law actions to force greenhouse gas emissions reductions from fossil-based power plants.
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
In December 2010, the EPA entered into a settlement agreement with certain states and environmental groups that puts it on a path to issue proposed new source performance standards in September 2011. This proposal will address greenhouse gas emissions for new fossil-fueled electric generating units and major modifications under Section 111(b) of the Clean Air Act. The EPA is expected to promulgate final standards by May 2012. On the same schedule, the EPA is expected to propose emissions guidelines for the states to regulate greenhouse gas emissions from existing sources under Section 111(d) of the Clean Air Act. Under the expected schedule, states will need to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor this settlement and any proposed new source performance standards regulations.
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
Coal Combustion By-Products: In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a non-hazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing coal ash disposal areas could be closed and costly alternative arrangements for coal ash disposal could be required if the upgrades to hazardous waste landfill standards are economically prohibitive. Consumers is unable to predict accurately the impacts from this wide range of possible outcomes, but significant expenditures are likely.
Water: In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems. Consumers is evaluating this proposed rule and its potential impacts on Consumers’ plants. A final rule is expected in July 2012.
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
Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”

Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers believes economic conditions in Michigan have improved, and expects weather-adjusted gas deliveries to increase in 2011 by two percent compared with 2010. Over the next five years, Consumers expects average gas deliveries to decline about one percent annually, reflecting the predicted effects of energy efficiency programs and continued conservation. Actual delivery levels from year to year may vary from this trend due to:
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
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ gas rate case and GCR, see Note 4, Regulatory Matters, “Consumers’ Gas Utility.”
Gas Pipeline Safety: In response to the natural gas pipeline explosion that occurred in San Bruno, California in September 2010 and other recent events, the U.S. House of Representatives and the U.S. Senate have proposed bills stipulating stricter regulation of natural gas pipelines nationwide. These proposed bills affect both transmission and distribution pipelines. The proposed bills contain provisions mandating:
•	the installation of automatic shutoff equipment in high consequence areas;

•	redefinition of “high consequence areas”;

•	increased civil penalties;

•	prescribed notification and on-site incident response times;

•	plans for safe management and replacement of cast iron pipelines;

•	consideration of seismic activity;

•	verification of maximum allowable operating pressure of all pipelines; and

•	certain disclosures to homeowners and regulatory agencies.
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

Consumers’ Other Outlook and Uncertainties
Smart Grid: Consumers’ grid modernization effort continues to move forward. The foundation of this effort is the installation of advanced metering and the infrastructure to support it. The installation will include smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing information technology systems to manage the data and enable changes to key business processes. Consumers expects to experience operational benefits upon the installation of smart meters. Smart meters are also intended to allow customers to monitor and manage their energy usage and help reduce demand during critical peak times, resulting in lower peak capacity requirements. Due to this system’s complexity and the relative immaturity of the technology, Consumers intends to continue its phased implementation approach. In mid-2012, Consumers plans to begin a larger-scale deployment to expand testing of the operations and systems of the selected advanced metering infrastructure network communications vendor.
Enterprises Outlook and Uncertainties
The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.
Trends, uncertainties, and other matters that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:
•	indemnity and environmental remediation obligations at Bay Harbor;

•	the outcome of certain legal proceedings;

•	impacts of declines in electricity prices on the profitability of the enterprises segment’s generating units;

•	representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with previous sales of assets;

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings;

•	changes in various environmental laws, regulations, principles, or practices, or in their interpretation; and

•	economic conditions in Michigan, including population trends and housing activity.
For additional details regarding the enterprises segment’s uncertainties, see Note 3, Contingencies and Commitments.
Other Outlook and Uncertainties
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented one percent of CMS Energy’s net assets at June 30, 2011, and two percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2011. The carrying value of EnerBank’s loan portfolio was $398 million at June 30, 2011. Its loan portfolio was funded primarily by deposit liabilities of $385 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.4 percent at December 31, 2010 to 1.1 percent at June 30, 2011. EnerBank expects the rate of loan defaults to level out at about 1.0 percent. CMS Energy is required to ensure that EnerBank remains well capitalized.
Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3, Contingencies and Commitments and Note 4, Regulatory Matters.

NEW ACCOUNTING STANDARDS
For details regarding the implementation of new accounting standards and new accounting standards issued that are not yet effective, see Note 1, New Accounting Standards.

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Operating Revenue	$1,364	$1,340	$3,419	$3,307

Operating Expenses
Fuel for electric generation	153	151	305	289
Purchased and interchange power	303	314	603	592
Purchased power — related parties	20	21	41	42
Cost of gas sold	220	178	988	956
Maintenance and other operating expenses	288	296	567	571
Depreciation and amortization	122	131	284	303
General taxes	51	41	118	107
Insurance settlement	—	(50)	—	(50)
Gain on asset sales, net	—	(4)	—	(4)

Total operating expenses	1,157	1,078	2,906	2,806

Operating Income	207	262	513	501

Other Income (Expense)
Interest income	2	4	4	9
Allowance for equity funds used during construction	2	2	3	3
Income from equity method investees	2	2	6	5
Other income	5	9	9	18
Other expense	(3)	(3)	(5)	(5)

Total other income	8	14	17	30

Interest Charges
Interest on long-term debt	99	98	199	196
Other interest expense	6	20	12	28
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)

Total interest charges	104	117	209	222

Income Before Income Taxes	111	159	321	309
Income Tax Expense	10	59	87	120

Income From Continuing Operations	101	100	234	189
Income (Loss) From Discontinued Operations, Net of Tax Expense of $ —, $6, $1, and $5	—	(16)	2	(17)

Net Income	101	84	236	172
Income Attributable to Noncontrolling Interests	1	2	1	2

Net Income Attributable to CMS Energy	100	82	235	170
Preferred Stock Dividends	—	2	—	5

Net Income Available to Common Stockholders	$100	$80	$235	$165

The accompanying notes are an integral part of these statements.

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Net Income Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$100	$96	$233	$182
Amounts Attributable to Discontinued Operations	—	(16)	2	(17)

Net Income Available to Common Stockholders	$100	$80	$235	$165

Income Attributable to Noncontrolling Interests
Amounts Attributable to Continuing Operations	$1	$2	$1	$2
Amounts Attributable to Discontinued Operations	—	—	—	—

Income Attributable to Noncontrolling Interests	$1	$2	$1	$2

Basic Earnings Per Average Common Share
Basic Earnings from Continuing Operations	$0.40	$0.42	$0.93	$0.80
Basic Earnings (Loss) from Discontinued Operations	—	(0.07)	0.01	(0.08)

Basic Earnings Attributable to Common Stock	$0.40	$0.35	$0.94	$0.72

Diluted Earnings Per Average Common Share
Diluted Earnings from Continuing Operations	$0.38	$0.39	$0.89	$0.74
Diluted Earnings (Loss) from Discontinued Operations	—	(0.07)	0.01	(0.07)

Diluted Earnings Attributable to Common Stock	$0.38	$0.32	$0.90	$0.67

Dividends Declared Per Common Share	$0.21	$0.15	$0.42	$0.30

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

In Millions
Six Months ended June 30	2011	2010

Cash Flows from Operating Activities
Net Income	$236	$172
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	284	303
Deferred income taxes and investment tax credit	74	107
Postretirement benefits expense	83	88
Other non-cash operating activities	39	41
Postretirement benefits contributions	(39)	(153)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	215	178
Decrease in accrued power supply revenue	15	22
Decrease in inventories	204	230
Increase in accounts payable	34	41
Decrease in accrued expenses	(36)	(51)
Decrease in other current and non-current assets	71	88
Increase (decrease) in other current and non-current liabilities	36	(18)

Net cash provided by operating activities	1,216	1,048

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(399)	(424)
Cost to retire property	(28)	(20)
Cash effect of deconsolidation of partnerships	—	(10)
Other investing activities	(44)	(36)

Net cash used in investing activities	(471)	(490)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	375	300
Proceeds from EnerBank notes, net	21	66
Issuance of common stock	22	5
Retirement of long-term debt	(292)	(352)
Payment of common stock dividends	(106)	(69)
Payment of preferred stock dividends	—	(5)
Payment of capital and finance lease obligations	(12)	(12)
Other financing costs	(8)	(44)

Net cash used in financing activities	—	(111)

Net Increase in Cash and Cash Equivalents, Including Assets Held for Sale	745	447
Decrease (Increase) in Cash and Cash Equivalents Included in Assets Held for Sale	2	(1)

Net Increase in Cash and Cash Equivalents	747	446
Cash and Cash Equivalents, Beginning of Period	247	90

Cash and Cash Equivalents, End of Period	$994	$536

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)

In Millions
	June 30	December 31
ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$994	$247
Restricted cash and cash equivalents	29	23
Accounts receivable and accrued revenue, less allowances of $25 in 2011 and 2010	719	981
Notes receivable	57	70
Accounts receivable — related parties	10	10
Accrued power supply revenue	—	15
Inventories at average cost
Gas in underground storage	720	946
Materials and supplies	106	104
Generating plant fuel stock	143	125
Deferred property taxes	133	180
Regulatory assets	8	19
Assets held for sale	—	2
Prepayments and other current assets	37	37

Total current assets	2,956	2,759

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	14,413	14,145
Less accumulated depreciation, depletion, and amortization	4,802	4,646

Plant, property & equipment, net	9,611	9,499
Construction work in progress	644	570

Total plant, property & equipment	10,255	10,069

Non-current Assets
Regulatory assets	2,050	2,093
Accounts and notes receivable, less allowances of $5 in 2011 and 2010	398	397
Investments	52	49
Assets held for sale	—	4
Other non-current assets	234	245

Total non-current assets	2,734	2,788

Total Assets	$15,945	$15,616

The accompanying notes are an integral part of these statements.

In Millions
	June 30	December 31
LIABILITIES AND EQUITY	2011	2010

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$1,123	$750
Accounts payable	444	492
Accounts payable — related parties	8	9
Accrued rate refunds	43	19
Accrued interest	107	102
Accrued taxes	239	302
Deferred income taxes	154	180
Regulatory liabilities	1	22
Liabilities held for sale	—	1
Other current liabilities	122	144

Total current liabilities	2,241	2,021

Non-current Liabilities
Long-term debt	6,184	6,448
Non-current portion of capital and finance lease obligations	177	188
Regulatory liabilities	1,860	1,988
Postretirement benefits	1,136	1,135
Asset retirement obligations	252	245
Deferred investment tax credit	47	49
Deferred income taxes	768	438
Other non-current liabilities	278	267

Total non-current liabilities	10,702	10,758

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 251.8 shares in 2011 and 249.6 shares in 2010	3	2
Other paid-in capital	4,621	4,588
Accumulated other comprehensive loss	(38)	(40)
Accumulated deficit	(1,628)	(1,757)

Total common stockholders’ equity	2,958	2,793
Noncontrolling interests	44	44

Total equity	3,002	2,837

Total Liabilities and Equity	$15,945	$15,616

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Common Stock
At beginning of period	$3	$2	$2	$2
Common stock issued	—	—	1	—

At end of period	3	2	3	2

Other Paid-in Capital
At beginning of period	4,599	4,564	4,588	4,560
Common stock issued	22	6	28	10
Common stock reissued	—	—	5	—
Common stock repurchased	—	(1)	—	(1)

At end of period	4,621	4,569	4,621	4,569

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(39)	(31)	(39)	(32)
Retirement benefits liability adjustments[1]	1	1	1	2

At end of period	(38)	(30)	(38)	(30)

Investments
At beginning of period	—	—	—	—
Unrealized gain on investments[1]	1	—	1	—

At end of period	1	—	1	—

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

At end of period	(38)	(31)	(38)	(31)

Accumulated Deficit
At beginning of period	(1,675)	(1,876)	(1,757)	(1,927)
Net income attributable to CMS Energy[1]	100	82	235	170
Common stock dividends declared	(53)	(35)	(106)	(69)
Preferred stock dividends declared	—	(2)	—	(5)

At end of period	(1,628)	(1,831)	(1,628)	(1,831)

Preferred Stock
At beginning and end of period	—	239	—	239

Noncontrolling Interests
At beginning of period	44	44	44	97
Income attributable to noncontrolling interests[1]	1	2	1	2
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(54)

At end of period	44	45	44	45

Total Equity	$3,002	$2,993	$3,002	$2,993

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

[1] Disclosure of Comprehensive Income:

Net income	$101	$84	$236	$172
Income attributable to noncontrolling interests	1	2	1	2

Net income attributable to CMS Energy	$100	$82	$235	$170

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $ —, $ 2, $ — , and $1, respectively	1	1	1	2

Investments:
Unrealized gain on investments, net of tax of $ — , $ — , $ — , and $ —, respectively	1	—	1	—

Total Comprehensive Income	$102	$83	$237	$172

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Operating Revenue	$1,303	$1,276	$3,291	$3,166

Operating Expenses
Fuel for electric generation	138	125	267	250
Purchased and interchange power	299	310	592	587
Purchased power — related parties	19	20	40	41
Cost of gas sold	197	163	950	909
Maintenance and other operating expenses	273	281	538	543
Depreciation and amortization	121	130	282	301
General taxes	49	40	115	104

Total operating expenses	1,096	1,069	2,784	2,735

Operating Income	207	207	507	431

Other Income (Expense)
Interest income	2	4	4	9
Allowance for equity funds used during construction	2	2	3	3
Other income	5	9	13	18
Other expense	(3)	(3)	(5)	(5)

Total other income	6	12	15	25

Interest Charges
Interest on long-term debt	63	60	126	123
Other interest expense	5	19	9	25
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)

Total interest charges	67	78	133	146

Income Before Income Taxes	146	141	389	310

Income Tax Expense	54	53	144	115

Net Income	92	88	245	195

Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$91	$87	$244	$194

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

In Millions
Six Months ended June 30	2011	2010

Cash Flows from Operating Activities
Net Income	$245	$195
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	282	301
Deferred income taxes and investment tax credit	82	(22)
Postretirement benefits expense	78	87
Other non-cash operating activities	31	32
Postretirement benefits contributions	(37)	(143)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	207	186
Decrease in accrued power supply and gas revenue	15	22
Decrease in inventories	202	229
Increase in accounts payable	42	35
Decrease in accrued expenses	(12)	(13)
Decrease in other current and non-current assets	68	92
Increase (decrease) in other current and non-current liabilities	42	(18)

Net cash provided by operating activities	1,245	983

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(394)	(423)
Cost to retire property	(28)	(21)
Other investing activities	(23)	—

Net cash used in investing activities	(445)	(444)

Cash Flows from Financing Activities
Retirement of long-term debt	(18)	(327)
Payment of common stock dividends	(196)	(168)
Payment of preferred stock dividends	(1)	(1)
Stockholder’s contribution	125	250
Payment of capital and finance lease obligations	(12)	(12)
Other financing costs	(3)	—

Net cash used in financing activities	(105)	(258)

Net Increase in Cash and Cash Equivalents	695	281

Cash and Cash Equivalents, Beginning of Period	71	39

Cash and Cash Equivalents, End of Period	$766	$320

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)

In Millions
	June 30	December 31
ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$766	$71
Restricted cash and cash equivalents	28	23
Accounts receivable and accrued revenue, less allowances of $23 in 2011 and 2010	706	963
Notes receivable	43	55
Accrued power supply revenue	—	15
Accounts receivable — related parties	1	1
Inventories at average cost
Gas in underground storage	720	941
Materials and supplies	103	100
Generating plant fuel stock	141	124
Deferred property taxes	133	180
Regulatory assets	8	19
Prepayments and other current assets	30	27

Total current assets	2,679	2,519

Plant, Property & Equipment (at cost)
Plant, property & equipment, gross	14,285	14,022
Less accumulated depreciation, depletion, and amortization	4,747	4,593

Plant, property & equipment, net	9,538	9,429
Construction work in progress	640	566

Total plant, property & equipment	10,178	9,995

Non-current Assets
Regulatory assets	2,050	2,093
Accounts and notes receivable	13	22
Investments	31	34
Other non-current assets	150	176

Total non-current assets	2,244	2,325

Total Assets	$15,101	$14,839

The accompanying notes are an integral part of these statements.

In Millions
	June 30	December 31
LIABILITIES AND EQUITY	2011	2010

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$362	$61
Accounts payable	429	471
Accounts payable — related parties	11	11
Accrued rate refunds	43	19
Accrued interest	75	74
Accrued taxes	163	199
Deferred income taxes	194	209
Regulatory liabilities	1	22
Other current liabilities	85	95

Total current liabilities	1,363	1,161

Non-current Liabilities
Long-term debt	4,169	4,488
Non-current portion of capital and finance lease obligations	177	188
Regulatory liabilities	1,860	1,988
Postretirement benefits	1,078	1,076
Asset retirement obligations	251	244
Deferred investment tax credit	47	49
Deferred income taxes	1,617	1,289
Other non-current liabilities	186	176

Total non-current liabilities	9,385	9,498

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,957	2,832
Retained earnings	511	463

Total common stockholder’s equity	4,309	4,136
Preferred stock	44	44

Total equity	4,353	4,180

Total Liabilities and Equity	$15,101	$14,839

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Common Stock
At beginning and end of period	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,957	2,782	2,832	2,582
Stockholder’s contribution	—	50	125	250

At end of period	2,957	2,832	2,957	2,832

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning of period	(15)	(11)	(16)	(11)
Retirement benefits liability adjustments[1]	—	—	1	—

At end of period	(15)	(11)	(15)	(11)

Investments
At beginning of period	15	12	16	13
Unrealized loss on investments[1]	—	(1)	(1)	(2)

At end of period	15	11	15	11

At end of period	—	—	—	—

Retained Earnings
At beginning of period	512	382	463	389
Net income[1]	92	88	245	195
Common stock dividends declared	(92)	(54)	(196)	(168)
Preferred stock dividends declared	(1)	(1)	(1)	(1)

At end of period	511	415	511	415

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity	$4,353	$4,132	$4,353	$4,132

The accompanying notes are an integral part of these statements.

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

[1] Disclosure of Comprehensive Income:

Net income	$92	$88	$245	$195

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $—, $— , $—, and $—, respectively	—	—	1	—

Investments:
Unrealized loss on investments, net of tax of $—, $— , $(1), and $—, respectively	—	(1)	(1)	(2)

Total Comprehensive Income	$92	$87	$245	$193

(This page intentionally left blank)

CMS Energy Corporation
Consumers Energy Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented. The notes to the consolidated financial statements and the related consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2010 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.
1: NEW ACCOUNTING STANDARDS
New Accounting Standards Not Yet Effective
ASU 2011-05, Presentation of Comprehensive Income: This standard, effective January 1, 2012 for CMS Energy and Consumers, eliminates the option to report other comprehensive income and its components on the statement of changes in equity. Presently, both CMS Energy and Consumers use this option for their consolidated financial statements. Under the standard, entities will be required to present either a single continuous statement of comprehensive income, containing both net income and components of other comprehensive income, or two separate consecutive statements. This standard will affect only the presentation of comprehensive income in CMS Energy’s and Consumers’ consolidated financial statements.
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs: This standard, effective January 1, 2012 for CMS Energy and Consumers, is the result of a joint project of the Financial Accounting Standards Board and the International Accounting Standards Board. The primary objective of the standard is to ensure that fair value has the same meaning under GAAP and International Financial Reporting Standards and to establish common fair value measurement guidance in the two sets of standards. The standard does not change the overall fair value model in GAAP, but it amends various fair value principles and establishes additional disclosure requirements. CMS Energy and Consumers are evaluating this standard, but they do not expect it to have a significant impact on their consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at June 30, 2011:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets
Cash equivalents	$875	$875	$—	$—
Restricted cash equivalents	15	15	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP
Mutual fund	90	90	—	—
State and municipal bonds	26	—	26	—
Derivative instruments
Commodity contracts[1]	3	—	—	3

Total[2]	$1,013	$984	$26	$3

Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—
Derivative instruments
Commodity contracts[3]	3	—	—	3

Total[4]	$7	$4	$—	$3

Consumers
Assets
Cash equivalents	$667	$667	$—	$—
Restricted cash equivalents	14	14	—	—
CMS Energy common stock	31	31	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP
Mutual fund	59	59	—	—
State and municipal bonds	17	—	17	—
Derivative instruments
Commodity contracts	3	—	—	3

Total[5]	$794	$774	$17	$3

Liabilities
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—

Total	$3	$3	$—	$—

[1]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at June 30, 2011.

[2]	At June 30, 2011, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.

[3]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at June 30, 2011.

[4]	At June 30, 2011, CMS Energy’s liabilities classified as Level 3 represented 43 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.

[5]	At June 30, 2011, Consumers’ assets classified as Level 3 represented less than one percent of Consumers’ total assets measured at fair value.
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at December 31, 2010:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets
Cash equivalents	$183	$183	$—	$—
Restricted cash equivalents	6	6	—	—
Nonqualified deferred compensation plan assets	6	6	—	—
SERP
Cash equivalents	1	1	—	—
Mutual fund	62	62	—	—
State and municipal bonds	28	—	28	—
Derivative instruments
Commodity contracts[1]	1	—	—	1

Total[2]	$287	$258	$28	$1

Liabilities
Nonqualified deferred compensation plan liabilities	$6	$6	$—	$—
Derivative instruments
Commodity contracts[3]	4	—	—	4

Total[4]	$10	$6	$—	$4

Consumers
Assets
Cash equivalents	$19	$19	$—	$—
Restricted cash equivalents	6	6	—	—
CMS Energy common stock	34	34	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP
Cash equivalents	1	1	—	—
Mutual fund	39	39	—	—
State and municipal bonds	17	—	17	—
Derivative instruments
Commodity contracts	1	—	—	1

Total[5]	$121	$103	$17	$1

Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

[1]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at December 31, 2010.

[2]	At December 31, 2010, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.

[3]	This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at December 31, 2010.

[4]	At December 31, 2010, CMS Energy’s liabilities classified as Level 3 represented 40 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.

[5]	At December 31, 2010, Consumers’ assets classified as Level 3 represented one percent of Consumers’ total assets measured at fair value.
Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. The funds invest in U.S. Treasury notes, other government-backed securities, repurchase agreements collateralized by U.S. Treasury notes, and highly rated, short-term corporate debt securities.
Nonqualified Deferred Compensation Plan Assets: CMS Energy’s and Consumers’ nonqualified deferred compensation plan assets are invested in various mutual funds. CMS Energy and Consumers value these assets using a market approach, using the daily quoted net asset values provided by the fund managers that are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers report these assets in other non-current assets on their consolidated balance sheets.
SERP Assets: CMS Energy and Consumers value their SERP assets using a market approach, incorporating prices and other relevant information from market transactions. The SERP cash equivalents consist of a money market fund with daily liquidity, which invests in state and municipal securities.
The SERP invests in a short-term, fixed-income mutual fund that holds a variety of debt securities with average maturities of one to three years. The fund invests primarily in investment-grade debt securities but, in order to achieve its investment objective, it may invest a portion of its assets in high-yield securities, foreign debt, and derivative instruments. The fair value of the fund is determined using the daily published net asset value, which is the basis for transactions to buy or sell shares in the fund.
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
The most significant derivatives classified as Level 3 are an electricity sales agreement held by CMS ERM and FTRs held by Consumers. At December 31, 2010 and in prior periods, for the electricity sales agreement held by CMS ERM, quoted electricity prices were not available for the entire term of the agreement, and a proprietary forward pricing model was used to determine fair value. At June 30, 2011, quoted prices at the nearest active market were available for the entire term of the agreement. The agreement, however, remains classified as Level 3 since the pricing differential between the nearest active market in Ohio and the delivery point in Michigan cannot be confirmed with observable market transactions. There is no quoted pricing information for FTRs held by Consumers. Consumers determines the fair value of FTRs based on Consumers’ average historical settlements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs
Presented in the following tables are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy, which include Level 3 assets and liabilities at Consumers:

In Millions

Three Months Ended June 30	2011	2010

Balance at April 1	$(2)	$(3)
Total losses included in earnings[1]	(1)	(2)
Total gains offset through regulatory accounting	3	1
Settlements	—	(1)

Balance at June 30	$—	$(5)

Unrealized losses included in earnings for the three months ended June 30 relating to assets and liabilities still held at June 30[1]	$—	$(2)

In Millions

Six Months Ended June 30	2011	2010

Balance at January 1	$(3)	$(8)
Total gains included in earnings[1]	—	2
Total gains offset through regulatory accounting	3	1
Settlements	—	—

Balance at June 30	$—	$(5)

Unrealized gains included in earnings for the six months ended June 30 relating to assets and liabilities still held at June 30[1]	$1	$2

[1]	CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.
Presented in the following tables are reconciliations of changes in the fair values of Level 3 assets and liabilities at Consumers:

	In Millions

Three Months Ended June 30	2011	2010

Balance at April 1	$—	$—
Total gains offset through regulatory accounting	3	1
Settlements	—	(1)

Balance at June 30	$3	$—

	In Millions

Six Months Ended June 30	2011	2010

Balance at January 1	$1	$—
Total gains offset through regulatory accounting	3	1
Settlements	(1)	(1)

Balance at June 30	$3	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
CMS Energy and Consumers had no nonrecurring fair value measurements during the six months ended June 30, 2011.
Presented in the following table are CMS Energy’s assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the three months ended June 30, 2010:

In Millions
	Level 1	Level 2	Level 3	Losses

CMS Energy, including Consumers
Assets held for sale	$—	$—	$7	$(4)

CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value at June 30, 2010 of $7 million, resulting in a loss of $4 million, which was recorded in earnings as part of discontinued operations. The fair value was determined based on a discounted cash flow technique. CMS Energy had no other nonrecurring fair value measurements and Consumers had no nonrecurring fair value measurements during the six months ended June 30, 2010.
3: CONTINGENCIES AND COMMITMENTS
CMS Energy and Consumers are involved in various matters that give rise to contingent liabilities. Depending on the specific issues, the resolution of these contingencies could have a material effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. In their disclosures of these matters, CMS Energy and Consumers provide an estimate of the possible loss or range of loss when such an estimate can be made. Disclosures that state that CMS Energy or Consumers cannot predict the outcome of a matter indicate that they are unable to estimate a possible loss or range of loss for the matter.

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
Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, and Wisconsin. The following provides more detail on these proceedings:
•	In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas allegedly purchased from defendants.
•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust laws.
•	Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992. Plaintiffs are seeking full refund damages.
•	A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin’s antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages and attorneys’ fees. After dismissal on jurisdictional grounds in 2009, plaintiffs filed a new complaint in the U.S. District Court for the Eastern District of Michigan. In 2010, the MDL judge issued an opinion and order granting the CMS Energy defendants’ motion to dismiss the Michigan complaint on statute-of-limitations grounds and all CMS Energy defendants have been dismissed from the Arandell (Michigan) action.
•	Another class action complaint, Newpage Wisconsin System v. CMS ERM, et al., was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy, CMS ERM, Cantera Gas Company, and others. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.
•	In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against CMS Energy, CMS MST, CMS Field Services, and others. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas in 2000 and 2001.
After removal to federal court, all of the cases described above were transferred to the MDL. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remained parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case and the Arandell (Wisconsin) case was reinstated against CMS ERM. In July 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption. Appeals are possible.
These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions. Presently, any estimate of liability would be highly speculative; the amount of CMS Energy’s possible loss would be based on widely varying models previously untested in this context. If the outcome after appeals is unfavorable, these cases could have a material adverse impact on CMS Energy’s liquidity, financial condition, and results of operations.
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
In May 2011, CMS Energy received approval from the EPA on a revised scope of remedies that CMS Energy had submitted in December 2010. CMS Energy is presently in negotiations with the MDEQ to finalize an agreement that will identify the remaining final remedies at the site. In December 2010, the MDEQ issued an NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. Additionally, CMS Land has committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term solution to the leachate disposal issue. In 2008, the MDEQ and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in 2009 and can be renewed by either party at any time.
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
CMS Energy has recorded a cumulative charge related to Bay Harbor of $223 million, which includes accretion expense. At June 30, 2011, CMS Energy had a recorded liability of $88 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $109 million. CMS Energy expects to pay $16 million during the remainder of 2011, $16 million in 2012, $7 million in 2013, $5 million in 2014, $4 million in 2015, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.
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

Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At June 30, 2011, Consumers had a recorded liability of $2 million, its estimated probable NREPA liability.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. In November 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party at the Kalamazoo River Superfund site. The notification claimed that the EPA has reason to believe Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. Consumers responded to the EPA in December 2010, stating that it has no information showing that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site and requesting further information from the EPA before Consumers would commit to perform or finance cleanup activities at the site. In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers, as a potentially responsible party at the Kalamazoo River Superfund site, agree to participate in a removal action plan along with several other companies. The letter also indicated that under Sections 106 and 107 of Superfund, Consumers may be liable for reimbursement of the EPA’s costs and potential penalties for noncompliance with any unilateral order that the EPA may issue requiring performance under the removal action plan. The EPA has provided limited information regarding Consumers’ potential responsibility for contamination at the site and has not yet given an indication of the share of any cleanup costs for which Consumers could be held responsible. Consumers continues to investigate the EPA’s claim that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.
Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2011, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.
The timing of payments related to Consumers’ remediation and other response activities at its Superfund and NREPA sites is uncertain. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, the nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and Superfund liability.
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
Electric Utility Plant Air Permit Issues and Notices of Violation: In 2007, Consumers received an NOV/FOV from the EPA alleging that fourteen utility boilers exceeded the visible emission limits in their associated air permits. Consumers has responded formally to the NOV/FOV denying the allegations. In addition, in 2008, Consumers received an NOV for three of its coal-fueled facilities alleging, among other things, violations of NSR PSD regulations relating to ten projects from 1986 to 1998 allegedly subject to review under the NSR. The EPA has alleged that some utilities have classified incorrectly major plant modifications as RMRR rather than seeking permits from the EPA or state regulatory agencies to modify their plants. Consumers responded to the information requests from the EPA on this subject in the past. Consumers believes that it has properly interpreted the requirements of RMRR.
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
At June 30, 2011, Consumers had a recorded liability of $163 million to the DOE to fund the disposal of spent nuclear fuel used before 1983. This balance comprised the principal amount of $44 million collected from customers for spent nuclear fuel disposal fees and $119 million of interest accrued on those collections. The liability, which was classified in long-term debt on CMS Energy’s and Consumers’ consolidated balance sheets, was to be paid to the DOE when it began to accept delivery of spent nuclear fuel. In conjunction with the sale of Palisades and the Big Rock ISFSI in 2007, Consumers retained this obligation and provided a letter of credit to Entergy as security for this obligation.
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
In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. As part of this agreement, Consumers settled its $163 million liability to the DOE. Consumers will request that the MPSC determine the regulatory treatment of the $120 million settlement. In this filing, Consumers will propose that $85 million of the settlement should represent the recovery of its regulatory asset related to nuclear fuel storage costs at Big Rock. Certain other costs related to spent nuclear fuel were recovered from customers through rates, and the MPSC may determine that those amounts should be refunded to customers. If the MPSC concludes that Consumers may retain a portion of the settlement, Consumers will recognize that amount in earnings.
In its November 2010 electric rate order, the MPSC directed Consumers to establish, within six months of the date of the order, an independent trust fund for the amount payable to the DOE. Subsequent rate orders extended this six-month deadline. Following its settlement with the DOE, Consumers petitioned the MPSC to relieve it of the obligation to fund the trust.
As a result of the DOE settlement, Consumers may, under the terms of the purchase and sale agreement with Entergy, request termination of the letter of credit.

Consumers’ Gas Utility Contingencies
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At June 30, 2011, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $28 million and $43 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At June 30, 2011, Consumers had a recorded liability of $28 million and a regulatory asset of $55 million that included $27 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $6 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.
Guarantees
Presented in the following table are CMS Energy’s guarantees at June 30, 2011:

In Millions
	Issue	Expiration	Maximum		Carrying
Guarantee Description	Date	Date	Obligation		Amount

Indemnity obligations from asset sales and other agreements	Various	Various through June 2022	$512	[1]	$21
Guarantees and put options[2]	Various	Various through March 2021	33		1

[1]	The majority of this amount arises from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.

[2]	At June 30, 2011, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.
At June 30, 2011, the maximum obligation and carrying amounts for Consumers’ guarantees were less than $1 million.

Presented in the following table is additional information regarding CMS Energy’s guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance

Indemnity obligations from asset sales and other agreements	Stock and asset sale agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Guarantees and put options	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

Guarantees and put options	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

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
Other Contingencies
Michigan Single Business Tax: The State of Michigan is finalizing its audit of CMS Energy’s and Consumers’ combined Michigan single business tax returns for 2004 through 2007. The outcome of this audit could impact CMS Energy’s and Consumers’ net income. CMS Energy and Consumers are unable to estimate any potential earnings impact.
Other: In addition to the matters disclosed in this note and Note 4, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.
4: REGULATORY MATTERS
Rate matters are critical to Consumers. Depending upon the specific issues, the outcomes of rate cases and proceedings could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.
Consumers’ Electric Utility
Electric Rate Cases: The MPSC, in its 2010 electric rate case order, authorized Consumers to increase its rates by $146 million annually, $4 million less than the rate increase self-implemented by Consumers in July 2010. In June 2011, the MPSC approved a settlement agreement, finding that no refund of self-implemented rates to customers is required.

In June 2011, Consumers filed an application with the MPSC seeking an annual increase in revenue of $195 million, based on a 10.7 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the requested increase in revenue:

In Millions
Components of the increase in revenue

Investment in rate base	$81
Recovery of depreciation and property taxes	70
Impact of sales declines	50
Reduced operating and maintenance costs	(4)
Cost of capital	(2)

Total	$195

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
PSCR Reconciliation: Presented in the following table is the PSCR reconciliation filing pending with the MPSC:

PSCR Year	Date Filed	Net Underrecovery	PSCR Cost of Power Sold

2010	March 2011	$ 15 million	$ 1.7 billion

In June 2011, the MPSC issued an order approving Consumers’ 2009 PSCR reconciliation, as modified by the order, and authorized Consumers to include an underrecovery of $31 million in its 2010 PSCR reconciliation.
Electric Revenue Decoupling Mechanism: Consumers’ 2009 electric rate case order authorized an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended in the 2010 electric rate case order, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from weather fluctuations, energy efficiency, and conservation. Various parties have filed appeals concerning the electric decoupling mechanism.
In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism with the MPSC, requesting recovery of $27 million from customers for the period December 2009 through November 2010. Other parties are opposing this recovery.
At June 30, 2011, Consumers had a $58 million non-current regulatory asset recorded for electric decoupling, which included the $27 million balance referred to above.
Uncollectible Expense Tracking Mechanism: In March 2011, Consumers filed its reconciliation of the uncollectible expense tracking mechanism with the MPSC, requesting recovery of $3 million from customers for November 2009 through November 2010, the entire period of the tracker. The uncollectible expense tracking mechanism, authorized by the MPSC in its November 2009 electric rate order, allowed future rates to be adjusted to collect or refund 80 percent of the difference between the level of electric uncollectible expense included in rates and actual uncollectible expense. During 2009, various parties filed appeals concerning the uncollectible expense tracking mechanism. In its 2010 electric rate order, the MPSC terminated the uncollectible expense tracking mechanism as of November 2010.

Electric Operation and Maintenance Expenditures Show-Cause Order: In 2005, the MPSC ordered Consumers to spend certain amounts on future tree-trimming and line-clearing activities, as well as on the operation and maintenance of Consumers’ fossil-fueled power plants. In 2009, the MPSC issued a show-cause order alleging that, in 2007, Consumers spent $14 million less on forestry and fossil-fueled plant operation and maintenance activity than the amount ordered by the MPSC and that Consumers had not refunded this amount to customers. Consumers’ response indicated that the total amount it spent on forestry and fossil-fueled plant operation and maintenance activity for the years 2006 through 2009 exceeded the total amounts included in rates for these activities. In June 2011, the MPSC found that Consumers violated the 2005 order, but that customers were not affected significantly by the violation. The MPSC levied a $65,200 penalty on Consumers, but concluded that no refund was required.
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
Consumers paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI, and incurred $55 million for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. At June 30, 2011, Consumers had an $85 million regulatory asset recorded on its consolidated balance sheets for these costs. In July 2011, Consumers entered into a settlement agreement with the DOE related to the DOE’s failure to accept spent nuclear fuel. For further information, see Note 3, Contingencies and Commitments, “Nuclear Matters.”
Renewable Energy Plan: In 2010, Consumers filed with the MPSC its first annual report and reconciliation for its renewable energy plan, requesting approval of Consumers’ reconciliation of renewable energy plan costs for 2009. In June 2011, the Administrative Law Judge issued a proposal for decision, recommending that the MPSC issue an order finding that Consumers met its 2009 renewable portfolio standards and that actual 2009 renewable energy expenses and revenues fell within MPSC-authorized levels. The Administrative Law Judge also recommended, however, that the MPSC exclude from recovery through the renewable surcharge $3 million of capital expenditures, along with related carrying costs, that Consumers incurred prior to enactment of the 2008 Energy Law.
In May 2011, the MPSC issued an order approving Consumers’ amended renewable energy plan, with slight modifications. The amended plan reduces the renewable energy surcharge billed to customers by an annual amount of $54 million. The reduction is a result of lower-than-anticipated costs to comply with the renewable energy requirements prescribed by the 2008 Energy Law.
Consumers filed its second annual report and reconciliation with the MPSC in June 2011, requesting approval of its reconciliation of renewable energy plan costs for 2010.
Energy Optimization Plan: In May 2011, the MPSC issued an order approving Consumers’ reconciliation of energy optimization plan costs for 2009. The MPSC also authorized Consumers to collect $6 million from customers as an incentive payment for exceeding savings targets under both its gas and electric energy optimization plans during 2009. Consumers will collect the incentive over 12 months beginning June 2011.
In April 2011, Consumers filed with the MPSC its second annual report and reconciliation for its energy optimization plan, requesting approval of Consumers’ reconciliation of energy optimization plan costs for 2010. Consumers also requested approval to collect $8 million from customers as an incentive payment for exceeding savings targets under both its gas and electric energy optimization plans during 2010.
Electric Depreciation: In February 2010, Consumers filed an electric depreciation case related to its wholly owned electric utility property. As ordered by the MPSC, Consumers prepared a traditional cost-of-removal study, which supported a $46 million increase in annual depreciation expense. In June 2011, the MPSC approved a settlement agreement in this electric depreciation case, authorizing a $19 million increase in annual depreciation expense. The new depreciation rates will go into effect with a final order in Consumers’ next electric rate case.
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
Consumers filed testimony and exhibits with the MPSC in January 2011, supporting a self-implemented annual gas rate increase of $48 million, subject to refund with interest. In February, Consumers filed a letter with the MPSC reducing the proposed self-implemented increase to $29 million. The MPSC then issued an order delaying Consumers’ self-implementation in order to give other parties to the proceeding an opportunity to respond to Consumers’ revised self-implementation filing.
In May 2011, the MPSC approved a partial settlement agreement authorizing Consumers to increase its rates by $31 million annually, based on a 10.5 percent authorized return on equity. Matters not yet addressed in this case include the decoupling mechanism, the Smart Grid program, and contributions to the low-income and energy efficiency fund. Presented in the following table are the components of the rate increase authorized by the MPSC and the rate increase originally requested by Consumers:

In Millions
		Increase Originally
	Increase Authorized	Requested by
Components of the increase in revenue	by the MPSC	Consumers	Difference

Investment in rate base	$29	$30	$(1)
Impact of sales declines	15	4	11
Recovery of operating and maintenance costs	2	16	(14)
Cost of capital	(15)	5	(20)

Total	$31	$55	$(24)

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
GCR Reconciliations: Presented in the following table are the GCR reconciliation filings pending with the MPSC:

GCR Year	Date Filed	Net Overrecovery	GCR Cost of Gas Sold

2009-2010	June 2010	$ 1 million	$ 1.3 billion
2010-2011	June 2011	6 million	1.2 billion

5: FINANCINGS
Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2011:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date

Debt Issuances
CMS Energy
Senior Notes	$250	2.75%	May 2011	May 2014
Consumers
Tax-exempt bonds[1]	68	Variable	May 2011	April 2018
Tax-exempt bonds[1]	35	Variable	May 2011	April 2035

Total	$353

Debt Retirements
Consumers
Tax-exempt bonds[1]	$68	Variable	May 2011	April 2018
Tax-exempt bonds[1]	35	Variable	May 2011	April 2035

Total	$103

[1]	In May 2011, Consumers utilized the Michigan Strategic Fund for the issuance of $68 million and $35 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Revenue Bonds. The initial interest rate, which resets weekly, was 0.26 percent for the $68 million bond issuance and 0.28 percent for the $35 million bond issuance. The bonds, which are backed by letters of credit and collateralized by FMBs, are subject to optional tender by the holders that would result in remarketing. Consumers used the proceeds to redeem $103 million of tax-exempt bonds in May 2011.
Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at June 30, 2011:

In Millions
	Amount of	Amount	Letters of Credit	Amount
Expiration Date	Facility	Borrowed	Outstanding	Available

CMS Energy
March 31, 2016[1]	$550	$—	$3	$547

Consumers
March 31, 2016[2,3]	$500	$—	$189	$311
August 9, 2013[3]	150	—	—	150
September 21, 2011[4]	30	—	30	—

[1]	On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.

CMS Energy’s average borrowings during the six months ended June 30, 2011 totaled $11 million, with a weighted-average annual interest rate of 2.22 percent, representing LIBOR plus 2.00 percent

[2]	On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces Consumers’ revolving credit facility that was set to expire in 2012.

[3]	Obligations under this facility are secured by FMBs of Consumers.

[4]	Secured revolving letter of credit facility.
Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions are accounted for as short-term secured borrowings. At June 30, 2011, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. During the six months ended June 30, 2011, Consumers had no borrowings under this program.
Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at June 30, 2011:

		Outstanding	Adjusted	Adjusted
Security	Maturity	(In Millions)	Conversion Price	Trigger Price

2.875% senior notes	2024	$288	$12.81	$15.37
5.50% senior notes	2029	172	14.26	18.54

During 20 of the last 30 trading days ended June 30, 2011, the adjusted trigger-price contingencies were met for both series of the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the security holders for the three months ending September 30, 2011.
Presented in the following table are details about conversions of contingently convertible securities during the six months ended June 30, 2011:

3.375% contingently		Principal	Conversion Value	Common	Cash Paid on
convertible senior notes	Conversion	Converted	per $1,000 of	Stock Issued	Settlement
due 2023	Date	(In Millions)	principal	on Settlement	(In Millions)

Voluntary conversion	January 2011	$4	$1,994.21	197,472	$4

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at June 30, 2011, payment of common stock dividends by CMS Energy was limited to $1.1 billion.
Under the provisions of its articles of incorporation, at June 30, 2011, Consumers had $452 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the six months ended June 30 2011, CMS Energy received $196 million of common stock dividends from Consumers.

Issuance of Common Stock: On June 15, 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million. In June 2011, under this program, CMS Energy issued 762,925 shares of common stock at an average price of $19.66 per share, resulting in net proceeds of $15 million.
6: EARNINGS PER SHARE — CMS ENERGY
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Income Available to Common Stockholders
Income from continuing operations	$101	$100	$234	$189
Less income attributable to noncontrolling interest	1	2	1	2
Less preferred stock dividends	—	2	—	5

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$100	$96	$233	$182

Average Common Shares Outstanding
Weighted average shares — basic	250.3	228.2	250.2	228.1
Add dilutive contingently convertible securities	11.3	19.3	11.0	19.5
Add dilutive non-vested stock awards and options	0.3	0.1	0.3	0.1

Weighted average shares — diluted	261.9	247.6	261.5	247.7

Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$0.40	$0.42	$0.93	$0.80
Diluted	0.38	0.39	0.89	0.74

Contingently Convertible Securities
When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy common stock, exceeds the principal value of that security.
Stock Options and Warrants
For the three months and six months ended June 30, 2011, outstanding options to purchase 0.1 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.
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

Convertible Debentures
For each of the three and six months ended June 30, 2011 and 2010, CMS Energy’s 7.75 percent convertible subordinated debentures would have increased diluted earnings per share had they been included in the calculation. Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Increase to numerator from assumed reduction in interest expense	$—	$—	$1	$1
Increase to denominator from assumed conversion of debentures into common shares	0.7	0.7	0.7	0.7

CMS Energy can revoke the conversion rights if certain conditions are met.
7: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. Presented in the following table are the cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments:

In Millions
	June 30, 2011		December 31, 2010
	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$7	$7	$5	$6
Securities available for sale	115	116	90	90
Notes receivable[1]	398	417	386	407
Long-term debt[2]	7,283	8,074	7,174	7,861

Consumers
Securities available for sale	$82	$107	$64	$90
Long-term debt[3]	4,507	4,892	4,525	4,891

[1]	Includes current portion of notes receivable of $13 million at June 30, 2011 and $11 million at December 31, 2010.

[2]	Includes current portion of long-term debt of $1,099 million at June 30, 2011 and $726 million at December 31, 2010.

[3]	Includes current portion of long-term debt of $338 million at June 30, 2011 and $37 million at December 31, 2010.
Notes receivable consist of EnerBank’s fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates market interest rates as well as assumptions about the remaining life of the loans and credit risk. Fair values for impaired loans are estimated using discounted cash flows or underlying collateral values.
CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. CMS Energy includes the value of the conversion features in estimating the fair value of its convertible debt, and incorporates, as appropriate, information on the market prices of CMS Energy common stock.
The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At June 30, 2011 and December 31, 2010, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.
Presented in the following table are CMS Energy’s and Consumers’ investment securities:

							In Millions
	June 30, 2011				December 31, 2010
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

CMS Energy, including consumers
Available for sale
SERP
Mutual fund	$89	$1	$—	$90	$62	$—	$—	$62
State and municipal bonds	26	—	—	26	28	—	—	28
Held to maturity
Debt securities	7	—	—	7	5	1	—	6

Consumers
Available for sale
SERP
Mutual fund	$58	$1	$—	$59	$39	$—	$—	$39
State and municipal bonds	17	—	—	17	17	—	—	17
CMS Energy common stock	7	24	—	31	8	26	—	34

The mutual fund classified as available for sale is a short-term, fixed-income fund. During the six months ended June 30, 2011, CMS Energy contributed $27 million to the SERP, which included a contribution of $20 million by Consumers. The contributions were used to acquire additional shares in the mutual fund. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.
Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

In Millions
	Three months ended		Six months ended
June 30	2011	2010	2011	2010

CMS Energy, including Consumers
Proceeds from sales of investment securities[1]	$1	$—	$1	$1

Consumers
Proceeds from sales of investment securities[1]	$—	$—	$1	$—

[1]	All of the proceeds related to sales of state and municipal bonds that were held within the SERP and classified as available for sale. Realized losses on these sales were insignificant for both CMS Energy and Consumers during each period.

Presented in the following table are the fair values of the SERP state and municipal bonds by contractual maturity at June 30, 2011:

In Millions
	CMS Energy,
	including Consumers	Consumers

Due one year or less	$1	$1
Due after one year through five years	10	7
Due after five years through ten years	12	7
Due after ten years	3	2

Total	$26	$17

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
CMS Energy’s and Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal they purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. For Consumers, which is subject to regulatory accounting, the resulting fair value gains and losses would be deferred as regulatory assets or liabilities and would not affect net income. No other subsidiaries of CMS Energy enter into coal purchase contracts.
Consumers also uses FTRs to manage price risk related to electricity transmission congestion. An FTR is a financial instrument that entitles its holder to receive compensation or requires its holder to remit payment for congestion-related transmission charges. FTRs are accounted for as derivatives. Under regulatory accounting, all changes in fair value associated with these instruments are deferred as regulatory assets or liabilities until the instruments are settled.
CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At June 30, 2011, CMS ERM held the following derivative contracts:
•	a forward contract for the physical sale of 608 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants;
•	futures contracts through 2011 as an economic hedge of 22 percent of the generating plant’s natural gas requirements needed to serve a steam sales contract, for a total of 0.1 bcf of natural gas;
•	forward contracts to purchase 2.5 bcf and sell 4.2 bcf of natural gas through 2012 in CMS ERM’s role as a marketer of natural gas for third-party producers; and
•	an option to sell 305 GWh of electricity, and as an economic hedge, contracts to purchase 0.4 bcf of natural gas through 2011.
Presented in the following table are the fair values of CMS Energy’s and Consumers’ derivative instruments:

In Millions
	Derivative Assets			Derivative Liabilities
	Balance	Fair Value at		Balance	Fair Value at
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

CMS Energy, including Consumers
Derivatives not designated as hedging instruments
Commodity contracts[1]	Other assets	$3	$1	Other liabilities[2]	$3	$4

Consumers
Derivatives not designated as hedging instruments
Commodity contracts	Other assets	$3	$1	Other liabilities	$—	$—

[1]	Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was less than $1 million at June 30, 2011 and December 31, 2010.

[2]	Liabilities exclude the impact of offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at June 30, 2011 and December 31, 2010. CMS Energy presents these liabilities net of these impacts on its consolidated balance sheets.
Presented in the following table is the effect on CMS Energy’s and Consumers’ consolidated statements of income of their derivatives not designated as hedging instruments:

In Millions
	Amount of Gain (Loss) on Derivatives Recognized in Income
Location of Gain (Loss) on	Three Months Ended June 30		Six Months Ended June 30
Derivatives Recognized in Income	2011	2010	2011	2010

CMS Energy, including Consumers
Commodity contracts
Operating revenue	$(1)	$(2)	$—	$3
Fuel for electric generation	—	—	—	2
Purchased and interchange power	—	—	—	1

Total CMS Energy	$(1)	$(2)	$—	$6

Consumers’ gains on FTRs deferred as regulatory liabilities were $3 million for the three months ended June 30, 2011 and $1 million for the three months ended June 30, 2010. These amounts were $3 million for the six months ended June 30, 2011 and $1 million for the six months ended June 30, 2010.

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were less than $1 million at June 30, 2011 and were $1 million at December 31, 2010.
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
At June 30, 2011, if counterparties within this industry concentration all failed to meet their contractual obligations, the loss to CMS Energy on contracts accounted for as derivatives would be less than $1 million.
CMS Energy does not expect a material adverse effect on its consolidated balance sheets and consolidated statements of income as a result of counterparty nonperformance, given CMS Energy’s credit policies, current exposures, and credit reserves.
9: NOTES RECEIVABLE
EnerBank provides unsecured consumer installment loans for financing home improvements. These loans totaled $398 million, net of an allowance for loan losses of $5 million, at June 30, 2011, and $386 million, net of an allowance for loan losses of $5 million, at December 31, 2010. At June 30, 2011, $13 million of EnerBank’s loans were classified as current notes receivable and $385 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets. At December 31, 2010, $11 million of EnerBank’s loans were classified as current notes receivable and $375 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets.
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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
	Three months	Six months
	ended	ended
June 30	2011	2011

Allowance for loan losses, at beginning of period	$5	$5
Charge-offs	(1)	(2)
Recoveries	—	—
Provision for loan losses	1	2

Allowance for loan losses, at end of period	$5	$5

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans at June 30, 2011:

In Millions
Past Due	Past Due	Past Due	Total		Total
30-59 Days	60-89 Days	Over 90 Days	Delinquent	Current	Outstanding

$ 1	$1	$—	$2	$396	$398

10: RETIREMENT BENEFITS
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees.
Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

CMS Energy, including Consumers
Net periodic pension cost
Service cost	$12	$11	$24	$22
Interest expense	25	25	50	49
Expected return on plan assets	(28)	(23)	(56)	(46)
Amortization of:
Net loss	15	13	31	26
Prior service cost	2	1	3	3

Net periodic pension cost	$26	$27	$52	$54
Regulatory adjustment[1]	—	21	—	23

Net periodic pension cost after regulatory adjustment	$26	$48	$52	$77

Consumers
Net periodic pension cost
Service cost	$11	$10	$23	$21
Interest expense	25	24	49	48
Expected return on plan assets	(28)	(22)	(55)	(45)
Amortization of:
Net loss	16	13	31	25
Prior service cost	2	1	3	3

Net periodic pension cost	$26	$26	$51	$52
Regulatory adjustment[1]	—	21	—	23

Net periodic pension cost after regulatory adjustment	$26	$47	$51	$75

[1]	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, resulting in no impact to net income for the periods presented.
CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is eight percent. For the twelve months ended June 30, 2011, the actual return on Pension Plan assets was 19.5 percent, and for the twelve months ended June 30, 2010 the actual return was 14.2 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$6	$6	$13	$13
Interest expense	19	20	38	41
Expected return on plan assets	(16)	(14)	(33)	(29)
Amortization of:
Net loss	8	8	16	16
Prior service cost	(5)	(5)	(10)	(7)

Net periodic OBEB cost	$12	$15	$24	$34
Regulatory adjustment[1]	—	6	—	7

Net periodic OPEB cost after regulatory adjustment	$12	$21	$24	$41

Consumers
Net periodic OPEB cost
Service cost	$7	$6	$13	$13
Interest expense	19	20	37	40
Expected return on plan assets	(16)	(14)	(31)	(28)
Amortization of:
Net loss	8	8	16	16
Prior service cost	(5)	(4)	(10)	(6)

Net periodic OPEB cost	$13	$16	$25	$35
Regulatory adjustment[1]	—	6	—	7

Net periodic OPEB cost after regulatory adjustment	$13	$22	$25	$42

[1]	Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, resulting in no impact to net income for the periods presented.

11: INCOME TAXES
Presented in the following table is the difference between the effective income tax rate from continuing operations, excluding noncontrolling interests, and the statutory U.S. federal income tax rate:

Six Months Ended June 30	2011	2010

CMS Energy, Including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
MCIT law change, net of federal expense	(9.9)	—
State and local income taxes, net of federal benefit	3.5	4.0
Medicare Part D exempt income, net of law change	(1.1)	—
Income tax credit amortization	(0.6)	(0.6)
Other, net	0.3	0.7

Effective income tax rate	27.2%	39.1%

Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	3.4	3.5
Medicare Part D exempt income, net of law change	(0.8)	(1.0)
Plant basis differences	0.2	—
Income tax credit amortization	(0.5)	(0.5)
Other, net	(0.3)	0.1

Effective income tax rate	37.0%	37.1%

CMS Energy’s effective tax rate for the three months and the six months ended June 30, 2011, was materially reduced due to a one-time non-cash reduction in tax expense resulting from a change in Michigan tax law. In May 2011, Michigan enacted the MCIT, effective January 1, 2012. The MCIT, a simplified six percent corporate income tax, will replace the MBT, which is a complex multi-part business tax. Both the MBT and the MCIT are income taxes for financial reporting purposes, for which deferred income tax assets and liabilities are recorded. CMS Energy and Consumers remeasured their Michigan deferred income tax assets and liabilities at June 30, 2011 to reflect this change in law. Unlike the MBT, the MCIT does not allow future tax deductions to offset the book-tax differences that existed upon enactment of the tax. Due primarily to the elimination of these future tax deductions, Consumers eliminated $134 million of net deferred tax assets associated with its utility book-tax temporary differences, recognizing a $134 million regulatory asset (not including the effects of income tax gross-ups), and in addition to the amounts related to Consumers, CMS Energy eliminated $32 million of net deferred tax liabilities associated with its non-utility book-tax temporary differences, recognizing a $32 million deferred income tax benefit.
For the six months ended June 30, 2010, CMS Energy recognized deferred tax expense of $3 million to reflect the enactment of the Health Care Acts. The law change prospectively repealed the tax deduction for the portion of the health care costs reimbursed by the Medicare Part D subsidy for taxable years beginning after December 31, 2012.

12: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including EnerBank, corporate interest and other expenses, and discontinued operations.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.
Presented in the following tables is financial information by reportable segment:

In Millions
	Three Months Ended		Six Months Ended
June 30	2011	2010	2011	2010

Operating Revenue
CMS Energy, including Consumers
Electric utility	$949	$975	$1,846	$1,813
Gas utility	354	301	1,445	1,353
Enterprises	50	55	105	123
Other	11	9	23	18

Total Operating Revenue — CMS Energy	$1,364	$1,340	$3,419	$3,307

Consumers
Electric utility	$949	$975	$1,846	$1,813
Gas utility	354	301	1,445	1,353

Total Operating Revenue — Consumers	$1,303	$1,276	$3,291	$3,166

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$85	$86	$150	$127
Gas utility	5	1	93	67
Enterprises	29	33	32	42
Discontinued operations	—	(16)	2	(17)
Other	(19)	(24)	(42)	(54)

Total Net Income Available to Common Stockholders — CMS Energy	$100	$80	$235	$165

Consumers
Electric utility	$85	$86	$150	$127
Gas utility	5	1	93	67
Other	1	—	1	—

Total Net Income Available to Common Stockholder — Consumers	$91	$87	$244	$194

In Millions
	June 30, 2011	December 31, 2010

Plant, Property, and Equipment, Gross
CMS Energy, including Consumers
Electric utility[1]	$10,184	$9,944
Gas utility[1]	4,086	4,063
Enterprises	106	102
Other	37	36

Total Plant, Property, and Equipment, Gross — CMS Energy	$14,413	$14,145

Consumers
Electric utility[1]	$10,184	$9,944
Gas utility[1]	4,086	4,063
Other	15	15

Total Plant, Property, and Equipment, Gross — Consumers	$14,285	$14,022

Assets
CMS Energy, including Consumers
Electric utility[1]	$9,831	$9,321
Gas utility[1]	4,581	4,614
Enterprises	175	191
Other	1,358	1,490

Total Assets — CMS Energy	$15,945	$15,616

Consumers
Electric utility[1]	$9,831	$9,321
Gas utility[1]	4,581	4,614
Other	689	904

Total Assets — Consumers	$15,101	$14,839

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the 2010 Form 10-K, see Part I, Item 1, Note 3, Contingencies and Commitments, and Note 4, Regulatory Matters.
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors as previously disclosed in Part I, Item 1A. Risk Factors, in the 2010 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sales of Equity Securities
None.
(c)	Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2011:

				Maximum Number of
			Total Number of Shares	Shares that May Yet Be
	Total Number		Purchased as Part of	Purchased Under
	of Shares	Average Price	Publicly Announced	Publicly Announced
Period	Purchased[1]	Paid per Share	Plans or Programs	Plans or Programs

April 1 – 30, 2011	2,292	$19.70	—	—
May 1 – 31, 2011	—	—	—	—
June 1 – 30, 2011	3,402	19.71	—	—

Total	5,694	$19.71	—	—

[1]	Common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the performance incentive stock plan. Shares repurchased have a value based on the market price on the vesting date.

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

Exhibits		Description
4.1	—	One Hundred Fifteenth Supplemental Indenture dated as of May 4, 2011 between Consumers and The Bank of New York Mellon, Trustee. (Exhibit 4.16.18 to Form S-3 filed June 15, 2011 and incorporated herein by reference)

4.2	—	Twenty-Seventh Supplemental Indenture dated as of May 12, 2011 between CMS Energy and The Bank of New York Mellon, as Trustee. (Exhibit 4.1 to Form 8-K filed May 12, 2011 and incorporated herein by reference)

10.1	—	Settlement Agreement between Consumers and United States to Resolve Claims Arising from Contract DE-CR01-83NE44374, entered into on July 11, 2011

12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[1]	—	XBRL Instance Document

101.SCH[1]	—	XBRL Taxonomy Extension Schema

101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase

101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)

Dated: July 28, 2011	By:	/s/ Thomas J. Webb Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)

Dated: July 28, 2011	By:	/s/ Thomas J. Webb Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.1	—	Settlement Agreement between Consumers and United States to Resolve Claims Arising from Contract DE-CR01-83NE44374, entered into on July 11, 2011

12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[1]	—	XBRL Instance Document

101.SCH[1]	—	XBRL Taxonomy Extension Schema

101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase

101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”