Form 10-Q
period 2011-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2011-10-27
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
CMS Energy Corporation: Yes ☐ No ☑ Consumers Energy Company: Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 14, 2011:

CMS Energy Corporation:
CMS Energy Common Stock, $0.01 par value (including 1,568,145 shares owned by Consumers Energy Company)	253,560,753
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation
Consumers Energy Company
Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended
September 30, 2011

Page
Glossary	3
Filing Format	8
Forward-Looking Statements and Information	8

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
CMS Energy	32
Consumers	40
Notes to the Consolidated Financial Statements	47
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	79
Item 4. Controls and Procedures	79

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	80
Item 1A. Risk Factors	80
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3. Defaults Upon Senior Securities	81
Item 4. Removed and Reserved	81
Item 5. Other Information	81
Item 6. Exhibits	82
Signatures	83
EX-4.1
EX-10.1
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

(This page intentionally left blank)

GLOSSARY
Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in October 2008

2010 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2010

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan. In 2002, CMS Energy sold its interest in Bay Harbor.

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

CMS Oil and Gas	CMS Oil and Gas Company, a former wholly owned subsidiary of CMS Enterprises

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	Cross-State Air Pollution Rule, finalized in July 2011, which supersedes the EPA’s proposed Clean Air Transport Rule and replaces CAIR

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

D.C.	District of Columbia

Detroit Edison	The Detroit Edison Company, a non-affiliated company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

GWh	Gigawatt-hour, a unit of energy equal to one million kWh

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source; for existing sources, MACT is the average emission limitation achieved by the best performing 12 percent of existing sources or the average limitation achieved by the best performing five sources, depending on the number of sources in the category

MBT	Michigan Business Tax

MCIT	Michigan Corporate Income Tax

MD&A	Management’s Discussion and Analysis

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt, a unit of power equal to one million watts

MWh	Megawatt-hour, a unit of energy equal to one million watt-hours

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System

NREPA	Part 201 of the Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline Gas Company, LLC, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Smart Grid	Consumers’ grid modernization project, which includes the installation of smart meters that are capable of transmitting and receiving data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

U.S.	United States

XBRL	eXtensible Business Reporting Language

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
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Form 10-Q and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include CMS Energy’s and Consumers’ inability to predict or control the following, all of which are potentially significant:
•	the price of CMS Energy common stock, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ postretirement benefit plans, interest costs, and access to the capital markets, including availability of financing (including Consumers’ accounts receivable sales program and CMS Energy’s and Consumers’ revolving credit facilities) to CMS Energy, Consumers, or any of their affiliates, and the energy industry;

•	the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’:
•	revenues;

•	capital expenditure programs and related earnings growth;

•	ability to collect accounts receivable from customers;

•	cost of capital and availability of capital; and

•	Pension Plan and postretirement benefit plans assets and required contributions;
•	changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

•	population changes in the geographic areas where CMS Energy and Consumers conduct business;

•	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

•	changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to taxes, the environment, and accounting matters, that could have an impact on CMS Energy’s and Consumers’ businesses or financial results, including the impact of any future regulations or lawsuits regarding:
•	carbon dioxide and other greenhouse gas emissions, including potential future legislation to establish a cap and trade system;

•	criteria pollutants, such as nitrogen oxides, sulfur dioxide, and particulate, and hazardous air pollutants, including impacts of Clean Air Act regulations;

•	CCBs;

•	PCBs;

•	cooling water intake or discharge from power plants or other industrial equipment;

•	limitations on the use or construction of coal-fueled electric power plants;

•	nuclear-related regulation;

•	renewable portfolio standards and energy efficiency mandates;

•	energy-related derivatives and hedges under the Dodd-Frank Act; and

•	any other potential legislative changes, including changes to the ten-percent ROA limit;
•	potentially adverse regulatory or legal interpretations or decisions, including those related to environmental laws and regulations, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•	potentially adverse or delayed regulatory treatment or permitting decisions concerning significant matters affecting CMS Energy or Consumers that are or could come before the MDEQ and/or EPA, including Bay Harbor;

•	potentially adverse regulatory treatment or failure to receive timely regulatory orders concerning a number of significant matters affecting Consumers that are or could come before the MPSC, including:
•	sufficient and timely recovery of:
•	environmental and safety-related expenditures for coal-fueled plants and other utility properties;

•	power supply and natural gas supply costs;

•	operating and maintenance expenses;

•	additional utility rate-based investments;

•	costs associated with the proposed retirement and decommissioning of facilities;

•	MISO energy and transmission costs;

•	costs associated with energy efficiency investments and state or federally mandated renewable resource standards; and

•	Smart Grid program costs;
•	expenditures subject to tracking mechanisms;

•	prevention or curtailment of shutoffs for non-paying customers;

•	Consumers’ pilot electric and gas decoupling mechanisms;

•	prevention or curtailment of rights to self-implement rate requests;

•	refunds of previously self-implemented rates;

•	implementation of new energy legislation or revisions of existing regulations; and

•	allocation of the DOE settlement amount;
•	potentially adverse regulatory treatment resulting from pressure on regulators to oppose annual rate increases or to lessen rate impacts upon customers, particularly in difficult economic times;

•	loss of customer demand for electric generation supply to alternative energy suppliers;

•	the ability of Consumers to recover its regulatory assets in full and in a timely manner;

•	the effectiveness of Consumers’ electric and gas decoupling mechanisms in moderating the impact of sales variability on net revenues;

•	the impact of enforcement powers and investigation activities at FERC;

•	federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

•	effects of weather conditions, such as unseasonably warm weather during the winter, on sales;

•	the market perception of the energy industry or of CMS Energy, Consumers, or any of their affiliates;

•	the credit ratings of CMS Energy or Consumers;

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	potential effects of the Dodd-Frank Act and related regulations on CMS Energy and Consumers, including regulation of financial institutions such as EnerBank, whistleblower rules, and shareholder activity that is or may be permitted under the Act;

•	disruptions in the normal commercial insurance and surety bond markets that may increase costs or reduce traditional insurance coverage, particularly terrorism and sabotage insurance, performance bonds, and tax-exempt debt insurance, and stability of insurance providers, and the ability of Consumers to recover the costs of any such insurance from customers;

•	changes in energy markets, including availability of capacity and the timing and extent of changes in commodity prices for oil, coal, natural gas, natural gas liquids, electricity, and certain related products due to lower or higher demand, shortages, transportation problems, or other developments, and their impact on CMS Energy’s and Consumers’ cash flows and working capital;

•	the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including their strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•	changes in construction material prices and the availability of qualified construction personnel to implement Consumers’ construction program;

•	factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction, permitting, and government approvals;

•	costs and availability of personnel, equipment, and materials for operating and maintaining existing facilities;

•	factors affecting operations, such as unusual weather conditions, catastrophic weather-related damage, unscheduled generation outages, maintenance or repairs, environmental incidents, or electric transmission and distribution or gas pipeline system constraints;

•	potential disruption or interruption of facilities or operations due to accidents, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber-attack or other cyber incident;

•	the impact of an accident, explosion, or other physical disaster involving Consumers’ gas pipelines, gas storage fields, overhead or underground electrical lines, or other utility infrastructure;

•	CMS Energy’s and Consumers’ ability to achieve generation planning goals and the occurrence and duration of scheduled or unscheduled generation or gas compression outages;

•	technological developments in energy production, delivery, usage, and storage;

•	achievement of capital expenditure and operating expense goals;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

•	potential effects of the Health Care Acts on existing or future health care costs;

•	adverse outcomes regarding tax positions;

•	adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

•	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

•	earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•	changes in financial or regulatory accounting principles or policies;

•	a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other business or investment matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.
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
CMS Energy’s business approach has emphasized the key elements depicted below:

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
Utility Investment
Consumers expects to make capital investments of $6.6 billion from 2012 through 2016, with a key aspect of its strategy being the balanced energy initiative. The balanced energy initiative is a comprehensive energy resource plan to meet Consumers’ projected short-term and long-term electric power requirements with energy efficiency, demand management, expanded use of renewable energy, development of new power plants, pursuit of additional PPAs to complement existing generating sources, potential retirement or mothballing of older generating units, and continued operation of other existing units.
Renewable energy projects are a major component of Consumers’ planned capital investments. Consumers expects to spend $500 million on renewable energy investments from 2012 through 2016. The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind. In May 2011, the MPSC issued an order approving Consumers’ amended renewable energy plan, with slight modifications. The amended plan reduces the renewable energy surcharge that will be billed to customers in the future by an annual amount of $54 million, reflecting lower-than-anticipated costs to comply with renewable energy requirements. In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. The plan further reduces the renewable energy surcharge that will be billed to customers by an annual amount of $3 million.
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
Consumers’ Smart Grid program, with an estimated total project capital cost of $750 million, also represents a major capital investment. The full-scale deployment of advanced metering infrastructure is planned to begin in the second half of 2012 and to continue through 2019. Consumers will have spent $160 million through 2011 on its Smart Grid program, and expects to spend an additional $260 million, following a phased approach, from 2012 through 2016.

Two additional major investment areas for Consumers are environmental spending and reliability improvements. Consumers expects its environmental investments to total $1.5 billion and its investments in system reliability to total $1.2 billion from 2012 through 2016.
Regulation
Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. In September 2011, Michigan Governor Rick Snyder appointed John D. Quackenbush to replace retiring MPSC member Monica Martinez. John D. Quackenbush will serve as chair of the MPSC and former chair Orjiakor Isiogu will continue to serve as a member.
Recent important regulatory events and developments are summarized below.
•	Gas Rate Cases: In May 2011, the MPSC approved a settlement agreement in Consumers’ 2010 gas rate case, authorizing a $31 million annual increase in gas rates, based on a 10.5 percent authorized return on equity. In September 2011, Consumers filed a new general gas rate case seeking an annual rate increase of $49 million, based on a 10.7 percent authorized return on equity.

•	Electric Rate Case: In June 2011, Consumers filed a new general electric rate case seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity.

•	Revenue Decoupling Mechanisms: In March 2011, Consumers filed its first reconciliation of the electric decoupling mechanism, requesting recovery of $27 million from customers for the period December 2009 through November 2010. This mechanism, presently authorized under the MPSC’s 2010 electric rate order through November 2011, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer, subject to certain conditions.

In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism, requesting recovery of $16 million from customers for the period June 2010 through May 2011. This mechanism, presently authorized under the MPSC’s 2010 gas rate case order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer, subject to certain conditions.

•	DOE Settlement: In July 2011, Consumers entered into an agreement with the DOE to settle its claims related to the DOE’s failure to accept spent nuclear fuel. In September 2011, Consumers filed an application with the MPSC regarding the allocation of the $120 million settlement amount.
Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives to regulate greenhouse gases, as well as related litigation. The EPA has taken steps to regulate greenhouse gases under the Clean Air Act, and is expected to propose guidelines for states to regulate greenhouse gas emissions from new and existing sources.
During 2010, the EPA issued various proposals for regulating PCBs, CCBs, sulfur dioxide, and nitrogen oxides. Additionally, in March 2011, the EPA proposed a hazardous air pollutant rule that would establish MACT emission standards for mercury and other hazardous air pollutants. Under the proposed rule, some coal-fueled electric generating units would require additional controls for hazardous air pollutants. Also in March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems. In July 2011, the EPA finalized the CSAPR, which requires

Michigan and 26 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground-level ozone and fine particle pollution in other downwind states. This rule, which replaces CAIR, mandates emission reductions beginning in 2012. CMS Energy and Consumers are monitoring developments regarding MACT emission standards for potential effects on their operations and are continuing to assess the impact and cost of complying with the CSAPR.
Financial Performance in 2011 and Beyond
For the three months ended September 30, 2011, CMS Energy’s net income available to common stockholders was $139 million, and diluted earnings per share were $0.53. This compares with net income available to common stockholders of $134 million and diluted earnings per share of $0.53 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, CMS Energy’s net income available to common stockholders was $374 million, and diluted earnings per share were $1.43. This compares with net income available to common stockholders of $299 million and diluted earnings per share of $1.19 for the nine months ended September 30, 2010. Among the factors contributing to CMS Energy’s improved performance for the nine months ended September 30, 2011 were benefits from electric and gas rate orders and increased gas deliveries, offset partially by higher depreciation, property taxes, and distribution and service restoration costs. A tax benefit resulting from the enactment of the MCIT in May 2011 was offset by the absence, in 2011, of an insurance settlement recovery recorded in 2010.
A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the “Results of Operations” section that follows this Executive Overview.
CMS Energy believes that economic conditions in Michigan are improving. Although Michigan’s economy continues to be affected by the recession and its impact on the state’s automotive industry and by high unemployment rates, there are indications that the recession has eased in Michigan. Consumers expects its electric sales to increase by more than one percent annually through 2016, driven largely by the continued rise in industrial production. Consumers is projecting that its gas sales will remain stable through 2016, due largely to energy efficiency and conservation.
As Consumers seeks to continue to receive fair and timely regulatory treatment, delivering customer value will remain a key strategic priority. To keep costs down for its utility customers, Consumers has set goals to achieve further annual productivity improvements. Additionally, Consumers will strive to give priority to capital investments that increase customer value or lower costs.
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

RESULTS OF OPERATIONS
CMS Energy’s Consolidated Results of Operations

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2011	2010	Change	2011	2010	Change

Net Income Available to Common Stockholders	$139	$134	$5	$374	$299	$75
Basic Earnings Per Share	$0.55	$0.58	$(0.03)	$1.49	$1.30	$0.19
Diluted Earnings Per Share	$0.53	$0.53	$—	$1.43	$1.19	$0.24

In Millions
	Three Months Ended			Nine Months Ended
September 30	2011	2010	Change	2011	2010	Change

Electric Utility	$159	$156	$3	$309	$283	$26
Gas Utility	(5)	2	(7)	88	69	19
Enterprises	4	9	(5)	36	51	(15)
Corporate Interest and Other	(19)	(33)	14	(61)	(87)	26
Discontinued Operations	—	—	—	2	(17)	19

Net Income Available to Common Stockholders	$139	$134	$5	$374	$299	$75

Presented in the following table are specific after-tax changes to net income available to common stockholders for the three and nine months ended September 30, 2011 versus 2010:

In Millions
	2011 better/(worse) than 2010
	Three Months Ended September 30		Nine Months Ended September 30

Electric and gas rate orders	$7		$59
Gas sales	—		34
Electric sales	6		2
Distribution and service restoration costs	(11)		(33)
Other, including depreciation and property tax	(6)	$(4)	(24)	$38

Subsidiary earnings of enterprises segment		(3)		(11)
Other, mainly reduced financing costs		14		23

2010 insurance settlement recovery	—		(31)
MCIT enactment	—		32
Voluntary separation plan cost in 2010	—		7
Other, including tax adjustments related to previously sold businesses	(2)	(2)	17	25

Total change		$5		$75

Consumers’ Electric Utility Results of Operations

In Millions
September 30	2011	2010	Change

Net Income Available to Common Stockholders
Three months ended	$159	$156	$3
Nine months ended	309	283	26

In Millions
	2011 better/(worse) than 2010
	Three Months Ended	Nine Months Ended
Reasons for the change:	September 30	September 30

Electric deliveries and rate increases	$3	$5
Power supply costs and related revenue	—	10
Other income, net of expenses	(5)	(12)
Maintenance and other operating expenses	(14)	(13)
Depreciation and amortization	14	38
General taxes	6	1
Interest charges	(1)	8
Income taxes	—	(11)

Total change	$3	$26

Electric deliveries and rate increases: For the three months ended September 30, 2011, electric delivery revenues increased $3 million compared with 2010. This variance was due to additional revenues of $17 million resulting from a November 2010 rate increase and a $14 million increase in sales to Consumers’ industrial customers, offset partially by the impact of customers switching from demand rates to energy-only rates. These increases were also offset largely by a $28 million decrease in surcharge revenues and related reserves. Overall, deliveries to end-use customers were 10.4 billion kWh in 2011 and 10.5 billion kWh in 2010.
For the nine months ended September 30, 2011, electric delivery revenues increased $5 million compared with 2010. This variance was due to additional revenues of $83 million resulting from a November 2010 rate increase and a $9 million increase in other revenues, offset largely by the absence, in 2011, of $87 million of surcharges in 2010 to recover retirement benefit expenses and certain regulatory assets. Overall, deliveries to end-use customers were 28.7 billion kWh in 2011 and 28.6 billion kWh in 2010.
Power supply costs and related revenue: For the nine months ended September 30, 2011, PSCR revenue increased $10 million compared with 2010. This increase was due to the absence, in 2011, of a disallowance in 2010 of certain power supply costs.
Other income, net of expenses: For the three months ended September 30, 2011, other income decreased $5 million compared with 2010, and for the nine months ended September 30, 2011, other income decreased $12 million compared with 2010. These decreases were due primarily to a reduction in the return on certain regulatory assets as a result of their declining balances.
Maintenance and other operating expenses: For the three months ended September 30, 2011, maintenance and other operating expenses increased $14 million compared with 2010. This variance was due to $6 million of higher service restoration costs and $14 million of higher forestry and other operating expenses. These increases were offset partially by the absence, in 2011, of $6 million of retirement benefit expenses that were recovered in revenues in 2010.
For the nine months ended September 30, 2011, maintenance and other operating expenses increased $13 million compared with 2010. This variance was due to $27 million of higher service restoration costs, caused by a series of unusually severe storms in 2011, and $24 million of higher forestry, plant maintenance, and other operating expenses. These increases were offset partially by the absence, in 2011, of $32 million of retirement benefit expenses that were recovered in revenues in 2010 and $6 million of voluntary separation plan expenses incurred in 2010.
Depreciation and amortization: For the three months ended September 30, 2011, depreciation and amortization expense decreased $14 million compared with 2010, and for the nine months ended September 30, 2011, depreciation and amortization expense decreased $38 million compared with 2010. These decreases were due to lower amortization expense on certain regulatory assets, offset partially by higher depreciation expense from increased plant in service.
General taxes: For the three months ended September 30, 2011, general taxes decreased $6 million compared with 2010, reflecting the impact of a final Michigan single business tax assessment for the years 2004 through 2007 that resulted in a tax deficiency less than the amount previously accrued.
Interest charges: For the nine months ended September 30, 2011, interest charges decreased $8 million compared with 2010, primarily from the absence, in 2011, of interest expense on a Michigan use tax assessment.
Income taxes: For the nine months ended September 30, 2011, income taxes increased $11 million compared with 2010, reflecting higher electric utility earnings in 2011.
Consumers’ Gas Utility Results of Operations

In Millions
September 30	2011	2010	Change

Net Income (Loss) Available to Common Stockholders
Three months ended	$(5)	$2	$(7)
Nine months ended	88	69	19

In Millions
	2011 better/(worse) than 2010
	Three Months Ended	Nine Months Ended
Reasons for the change:	September 30	September 30

Gas deliveries and rate increases	$3	$55
Other income, net of expenses	(2)	(6)
Maintenance and other operating expenses	(14)	(9)
Depreciation and amortization	(1)	(6)
General taxes	3	(3)
Interest charges	(1)	2
Income taxes	5	(14)

Total change	$(7)	$19

Gas deliveries and rate increases: For the three months ended September 30, 2011, gas delivery revenues increased $3 million compared with 2010. This increase was due primarily to the May 2011 rate increase. Gas deliveries, including miscellaneous transportation to end-use customers, were 25.5 bcf in 2011, a decrease of 0.5 bcf, or 1.9 percent, compared with 2010.
For the nine months ended September 30, 2011, gas delivery revenues increased $55 million compared with 2010. This increase reflected higher customer usage, of which $38 million was due to colder weather in 2011. Gas deliveries, including miscellaneous transportation to end-use customers, were 205.0 bcf in 2011, an increase of 23.8 bcf, or 13.1 percent, compared with 2010.
Other income, net of expenses: For the three months ended September 30, 2011, other income decreased $2 million compared with 2010, and for the nine months ended September 30, 2011, other income decreased $6 million compared with 2010. These decreases were due primarily to a reduction in interest income related to secured lending agreements.

Maintenance and other operating expenses: For the three months ended September 30, 2011, maintenance and other operating expenses increased $14 million compared with 2010, reflecting higher distribution operating expenses.
For the nine months ended September 30, 2011, maintenance and other operating expenses increased $9 million compared with 2010. The increase was due to $16 million of higher distribution operating expenses, offset partially by the absence, in 2011, of $3 million of retirement benefit expenses that were recovered in revenues in 2010 and $4 million of voluntary separation plan expenses incurred in 2010.
Depreciation and amortization: For the nine months ended September 30, 2011, depreciation and amortization expense increased $6 million compared with 2010, due to higher depreciation expense from increased plant in service.
General taxes: For the three months ended September 30, 2011, general taxes decreased $3 million compared with 2010, reflecting the impact of a final Michigan single business tax assessment for the years 2004 through 2007 that resulted in a tax deficiency less than the amount previously accrued.
Income taxes: For the three months ended September 30, 2011, income taxes decreased $5 million compared with 2010, reflecting lower gas utility earnings in 2011.
For the nine months ended September 30, 2011, income taxes increased $14 million compared with 2010, reflecting higher gas utility earnings in 2011.
Enterprises Results of Operations

In Millions
September 30	2011	2010	Change

Net Income Available to Common Stockholders
Three months ended	$4	$9	$(5)
Nine months ended	36	51	(15)

For the three months ended September 30, 2011, net income of the enterprises segment decreased $5 million compared with 2010, due primarily to lower after-tax mark-to-market gains of $3 million.
For the nine months ended September 30, 2011, net income of the enterprises segment decreased $15 million compared with 2010, due to the absence, in 2011, of a $31 million insurance settlement recovery in 2010, lower electric revenues of $8 million, and lower mark-to-market gains of $5 million. These after-tax decreases were offset partially by a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011.
For further details about the enactment of the MCIT, see Note 11, Income Taxes.
Corporate Interest and Other Results of Operations

In Millions
September 30	2011	2010	Change

Net Loss Available to Common Stockholders
Three months ended	$(19)	$(33)	$14
Nine months ended	(61)	(87)	26

For the three months ended September 30, 2011, corporate interest and other net expenses decreased $14 million compared with 2010, due primarily to the absence, in 2011, of an $8 million after-tax charge in 2010 for deferred issuance costs on conversion of preferred stock. Also contributing to the decrease were a $4 million benefit from the impact of a final Michigan single business tax assessment for the years

2004 through 2007 that resulted in a tax deficiency less than the amount previously accrued and lower fixed charges in 2011.
For the nine months ended September 30, 2011, corporate interest and other net expenses decreased $26 million compared with 2010, due to the absence, in 2011, of an $8 million after-tax charge in 2010 for deferred issuance costs on conversion of preferred stock and an $8 million after-tax decrease in fixed charges in 2011. Also contributing to the decrease were lower income tax expense resulting partially from the enactment of the MCIT in May 2011 and a $4 million benefit from the impact of a final Michigan single business tax assessment for the years 2004 through 2007 that resulted in a tax deficiency less than the amount previously accrued.
Discontinued Operations
For the nine months ended September 30, 2011, income of $2 million was recorded from discontinued operations due to a legal settlement, compared with a loss from discontinued operations of $17 million in 2010 related to prior asset sales.

CASH POSITION, INVESTING, AND FINANCING
At September 30, 2011, CMS Energy had $623 million of consolidated cash and cash equivalents and $29 million of restricted cash and cash equivalents. At September 30, 2011, Consumers had $373 million of consolidated cash and cash equivalents and $28 million of restricted cash and cash equivalents.
Operating Activities
Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2011 and 2010:

In Millions
Nine Months Ended September 30	2011	2010	Change

CMS Energy, including Consumers
Net income	$376	$318	$58
Non-cash transactions[1]	742	864	(122)

	$1,118	$1,182	$(64)
Sale of gas purchased in the prior year	514	475	39
Purchase of gas in the current year	(623)	(608)	(15)
Accounts receivable sales, net	—	(50)	50
Change in other core working capital[2]	293	325	(32)
Postretirement benefits contributions	(56)	(171)	115
Other changes in assets and liabilities, net	(51)	(155)	104

Net cash provided by operating activities	$1,195	$998	$197

Consumers
Net income	$400	$355	$45
Non-cash transactions[1]	655	749	(94)

	$1,055	$1,104	$(49)
Sale of gas purchased in the prior year	514	475	39
Purchase of gas in the current year	(623)	(608)	(15)
Accounts receivable sales, net	—	(50)	50
Change in other core working capital[2]	295	325	(30)
Postretirement benefits contributions	(53)	(161)	108
Other changes in assets and liabilities, net	57	(185)	242

Net cash provided by operating activities	$1,245	$900	$345

1   Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.
2   Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.
For the nine months ended September 30, 2011, net cash provided by operating activities at CMS Energy increased $197 million compared with 2010. The increase was due primarily to the changes in Consumers’ cash provided by operating activities described in the following paragraph.
For the nine months ended September 30, 2011, net cash provided by operating activities at Consumers increased $345 million compared with 2010. The increase was due primarily to the absence of Pension Plan contributions in 2011, increased collections of accounts receivable, and the absence, in 2011, of refunds paid to customers in 2010.

Investing Activities
Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2011 and 2010:

In Millions
Nine Months Ended September 30	2011	2010	Change

CMS Energy, including Consumers
Capital expenditures	$(624)	$(611)	$(13)
Cash effect of deconsolidation of partnerships	—	(10)	10
Increase in EnerBank loans receivable	(60)	(75)	15
Costs to retire property and other	(68)	(30)	(38)

Net cash used in investing activities	$(752)	$(726)	$(26)

Consumers
Capital expenditures	$(618)	$(608)	$(10)
Costs to retire property and other	(65)	(32)	(33)

Net cash used in investing activities	$(683)	$(640)	$(43)

For the nine months ended September 30, 2011, net cash used in investing activities increased $26 million at CMS Energy compared with 2010. This variance was due to an increase in capital expenditures and other investing activities, including CMS Energy’s contribution of $27 million to its SERP fund. These changes were offset partially by the absence, in 2011, of the cash effect of deconsolidating certain partnerships in 2010.
For the nine months ended September 30, 2011, net cash used in investing activities increased $43 million at Consumers compared with 2010. The variance was due to an increase in asset retirement costs and other investing activities, including Consumers’ contribution of $20 million to its SERP fund.
Financing Activities
Presented in the following table are specific components of net cash (used in) provided by financing activities for the nine months ended September 30, 2011 and 2010:

In Millions
Nine Months Ended September 30	2011	2010	Change

CMS Energy, including Consumers
Issuance of FMBs, senior notes, and other debt	$375	$850	$(475)
Proceeds from EnerBank notes, net	58	105	(47)
Retirement of long-term debt	(300)	(436)	136
Payment of net DOE liability	(43)	—	(43)
Payment of common and preferred dividends	(159)	(111)	(48)
Other financing activities	—	(73)	73

Net cash (used in) provided by financing activities	$(69)	$335	$(404)

Consumers
Issuance of FMBs	$—	$300	$(300)
Retirement of debt and other debt maturity payments	(27)	(335)	308
Payment of net DOE liability	(43)	—	(43)
Payments of common and preferred dividends	(294)	(261)	(33)
Stockholder’s contribution from CMS Energy	125	250	(125)
Other financing activities	(21)	(20)	(1)

Net cash used in financing activities	$(260)	$(66)	$(194)

For the nine months ended September 30, 2011, net cash used in financing activities at CMS Energy increased $404 million compared to 2010. The change was due to a decrease in net proceeds from borrowings and higher dividend payments in 2011.

For the nine months ended September 30, 2011, net cash used in financing activities at Consumers increased $194 million compared with 2010. The change was due to an increase in net retirements of debt, a lower stockholder’s contribution from CMS Energy, and higher dividend payments in 2011.
CAPITAL RESOURCES AND LIQUIDITY
CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends may be restricted by certain terms included in its articles of incorporation, by provisions under the Federal Power Act and the Natural Gas Act, and by FERC requirements. For additional details on Consumers’ dividend restrictions, see Note 5, Financings, “Dividend Restrictions.” For the nine months ended September 30, 2011, Consumers paid $292 million in common stock dividends to CMS Energy.
Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder’s contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.
CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers had the following secured revolving credit facilities available at September 30, 2011:

In Millions
			Letters of Credit
	Amount of Facility	Amount Borrowed	Outstanding	Amount Available	Expiration Date

CMS Energy
Revolving credit facility[1]	$550	$—	$3	$547	March 2016

Consumers
Revolving credit facility[2,3]	$500	$—	$1	$499	March 2016
Revolving credit facility[3]	150	—	—	150	August 2013
Revolving credit facility[3,4]	30	—	30	—	September 2014

1   On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.
2   On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces Consumers’ revolving credit facility that was set to expire in 2012.
3   Obligations under this facility are secured by FMBs of Consumers.
4   Secured revolving letter of credit facility.
CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At September 30, 2011, $250 million of accounts receivable were eligible for transfer under this program.

CMS Energy’s $550 million revolving credit agreement specifies a maximum debt-to-EBITDA ratio, as defined therein. Consumers’ $500 million revolving credit agreement specifies a maximum debt-to-capital ratio, as defined therein. CMS Energy and Consumers were each in compliance with these limits as of September 30, 2011, as presented in the following table:

Ratio at
Revolving Credit Agreement	Description	Maximum Limit	September 30, 2011

CMS Energy
$550 million revolving credit agreement	Debt to EBITDA	6.0 to 1.0	4.74 to 1.0

Consumers
$500 million revolving credit agreement	Debt to Capital	0.65 to 1.0	0.49 to 1.0

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

OUTLOOK
Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 3, Contingencies and Commitments; and Part II, Item 1A. Risk Factors.
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
In 2010, Consumers announced plans to defer the development of its proposed 830-MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects reduced customer usage and demand for electricity due to the recession, forecasted lower natural gas prices due to recent developments in shale gas recovery technology, and projected surplus generating capacity in the MISO market. Consumers has been monitoring customer usage and demand, fuel and power prices, and other market conditions, and has not set a timetable for a future decision about the project. Although the likelihood that the plant will be constructed has diminished significantly, in July 2011 the MDEQ granted Consumers an extension of the project’s air permit, which is being challenged by two environmental groups. Consumers’ alternatives to constructing the proposed coal-fueled plant include constructing new gas-fueled generation, relying on additional market purchases, and continued operation of several existing generating units.
Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. Under its renewable energy plan, Consumers expects to secure its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. At September 30, 2011, the combination of these sources represented 84 percent of Consumers’ 2015 REC requirement.
The 2008 Energy Law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through September 2011, Consumers has contracted for the purchase of 297 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.
Consumers has secured more than 81,000 acres of land easements in Michigan’s Huron, Mason, and Tuscola Counties for the potential development of wind generation, and is now collecting wind speed and other meteorological data at those sites. Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of Lake Winds Energy Park, a 100-MW wind park in Mason County, which Consumers expects to be operational in late 2012. In July 2011, the Mason County Planning Commission voted in favor of granting a special land use permit for the construction of Lake Winds Energy Park. The actions of the Mason County Planning Commission have been upheld by the Mason County Zoning Board of Appeals. The permit has now been appealed to the Mason County Circuit Court. Consumers will also continue development of Cross Winds Energy Park, its 150-MW wind park in Tuscola County, scheduled for operation by late 2015, as well as seek other opportunities for wind generation development in support of the renewable capacity standards.
Electric Customer Deliveries and Revenue: Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors. Consumers believes economic conditions are improving, and expects weather-adjusted electric deliveries to increase in 2011 by 1.5 percent compared with 2010.
Consumers expects average electric delivery growth of more than one percent annually over the next five years. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:
•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.
The MPSC’s 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended through November 2011 in the MPSC’s 2010 electric rate case order, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. This mechanism mitigates the impacts of weather fluctuations, energy efficiency, and conservation on Consumers’ electric utility revenue.
Electric ROA: The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At September 30, 2011, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 792 MW of generation service to ROA customers. Based on 2010 weather-adjusted retail sales, Consumers expects 2011 electric deliveries under the ROA program to be at a similar level to 2010.
Electric Transmission: In July 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations. In August 2011, Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s July order and opposing the allocation methodology.
In a related matter, in July 2010, MISO filed a tariff revision with FERC proposing a cost allocation methodology for a new category of transmission projects. In December 2010, FERC approved MISO’s cost allocation proposal. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects. In January 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a request for rehearing with FERC, opposing the allocation methodology in the MISO tariff revision. In October 2011, FERC denied this request for rehearing. Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. See Note 4, Regulatory Matters, “Consumers’ Electric Utility” for details on the following electric rate matters:
•	electric rate cases;

•	PSCR;

•	electric revenue decoupling mechanism;

•	uncollectible expense tracking mechanism;

•	electric operation and maintenance expenditures show-cause order;

•	Big Rock decommissioning;

•	renewable energy plan;

•	energy optimization plan; and

•	electric depreciation.
Electric Environmental Estimates: Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur expenditures of $1.6 billion from 2011 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:
Air Quality: In December 2008, a court decision remanded CAIR back to the EPA. Until the EPA finalized a new rule, CAIR remained in effect. In July 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 26 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground level ozone and fine particle pollution in other downwind states. This rule mandates emission reductions beginning in 2012. In a separate but related regulatory action, the EPA also issued a supplemental notice of proposed rulemaking requiring certain states, including Michigan, to reduce nitrogen oxides emissions during the summer months under the CSAPR ozone-season control program. If this supplemental proposal were finalized, it would bring the total number of states covered under CSAPR to 28.
In March 2011, the EPA proposed MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act. Under the proposed rule, some coal-fueled and oil-fueled electric generating units would require additional controls for hazardous air pollutants. Existing units must meet the standards generally within three to four years of issuance of the final rule. Although numerous parties, including the State of Michigan, have sought to extend the deadline, the EPA is scheduled to issue the final rule in December 2011.
Presently, Consumers’ strategy to comply with CSAPR, and with MACT emission standards for electric generating units in its proposed form, involves the installation of state-of-the-art emission control equipment; however, Consumers continues to evaluate CSAPR and MACT emission standards for electric generating units in conjunction with other EPA rulemakings, litigation and congressional action. These rules could result in:
•	additional or accelerated environmental compliance costs related to Consumers’ coal-fueled and oil-fueled power plants;

•	a change in the fuel mix at coal-fueled and oil-fueled power plants;

•	changes in how certain plants are used; and

•	the retirement of some or all of Consumers’ older, smaller generating units or the temporary suspension of their operations.
The MDEQ renewed and issued the B.C. Cobb Renewable Operating Permit in August 2011 after an extensive review and a public comment period. In October 2011, the Sierra Club and the Natural Resources Defense Council filed a petition with the EPA to object to the MDEQ’s issuance of the state Renewable Operating Permit, alleging that the facility is not in compliance with certain provisions of the

Clean Air Act, including NSR and Title V. The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action. Consumers believes these claims are baseless, but is unable to predict the outcome of this petition.
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
In 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which sets limits for greenhouse gas emissions that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Operating Permit programs. Numerous parties have challenged this rule in the U.S Court of Appeals for the D.C. Circuit, and Consumers is monitoring this litigation. Consumers does not expect to incur significant expenditures to comply with this rule.
In December 2010, the EPA entered into a settlement agreement with certain states and environmental groups wherein in September 2011 the EPA was to propose new source performance standards for greenhouse gases at new and modified power plants pursuant to Section 111(b) of the Clean Air Act. The EPA did not meet the September 2011 deadline and has not yet announced a new schedule for issuance of the standards. The EPA is also expected to propose emissions guidelines for the states to regulate greenhouse gas emissions from existing generating units under Section 111(d) of the Clean Air Act. Under the expected schedule, states will need to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor activity from this settlement and any proposed new source performance standards regulations.
Litigation, as well as federal laws, EPA regulations regarding greenhouse gases, or similar treaties, state laws, or rules, if enacted or ratified, could require Consumers to replace equipment, install additional emission control equipment, purchase emission allowances, curtail operations, arrange for alternative sources of supply, or take other steps to manage or lower the emission of greenhouse gases. Although associated capital or operating costs relating to greenhouse gas regulation or legislation could be material and cost recovery cannot be assured, Consumers expects to recover these costs and capital expenditures in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations.
Coal Combustion By-Products: In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a non-hazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal. Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal. Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.
Water: In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish. Consumers is evaluating this proposed rule and its potential impacts on Consumers’ plants. A final rule is expected in July 2012.
PCBs: In April 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One proposal aims to phase out equipment containing PCBs by 2025. Another proposal eliminates an exemption for small equipment containing PCBs. To comply with this proposed rule, Consumers could incur substantial costs associated with existing electrical equipment that could contain PCBs.
Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Electric Environmental Matters.”
Consumers’ Gas Utility Business Outlook and Uncertainties
Gas Deliveries: Consumers believes economic conditions in Michigan are improving, and expects weather-adjusted gas deliveries to increase in 2011 by three percent compared with 2010. Over the next five years, Consumers expects average gas deliveries to remain stable. Actual delivery levels from year to year may vary from this trend due to:
•	fluctuations in weather;

•	use by independent power producers;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions, including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation impacts greater or less than predicted.
A decoupling mechanism was authorized by the MPSC in Consumers’ 2009 gas rate case, subject to certain conditions. This mechanism, which was extended in the MPSC’s 2010 gas rate order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. The mechanism does not provide rate adjustments for changes in sales volumes arising from weather fluctuations. This mechanism mitigates the impacts of energy efficiency programs, conservation, and changes in economic conditions on Consumers’ gas utility revenue.
Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. See Note 4, Regulatory Matters, “Consumers’ Gas Utility” for details on Consumers’ gas rate case, GCR, and gas revenue decoupling mechanism.
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
Consumers’ Other Outlook and Uncertainties
Smart Grid: Consumers’ grid modernization effort continues, with the recent selection of a vendor that will provide smart electric meters and a cellular communications network to allow Consumers to transmit and receive electric usage information from customers’ homes and businesses. Smart meters are designed to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements. The installation of smart meters should also provide operational benefits to Consumers. Consumers intends to use a phased implementation approach, beginning deployment in the second half of 2012 and continuing through 2019. Consumers is also considering installing communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.
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
Other Outlook and Uncertainties
EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented one percent of CMS Energy’s net assets at September 30, 2011, and two percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2011. The carrying value of EnerBank’s loan portfolio was $439 million at September 30, 2011. Its loan portfolio was funded primarily by deposit liabilities of $422 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.4 percent at December 31, 2010 to 1.0 percent at September 30, 2011. CMS Energy is required to ensure that EnerBank remains well capitalized.

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

CMS Energy Corporation
Consolidated Statements of Income
(Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

Operating Revenue	$1,464	$1,443	$4,883	$4,750

Operating Expenses
Fuel for electric generation	199	183	504	472
Purchased and interchange power	365	363	968	955
Purchased power — related parties	23	21	64	63
Cost of gas sold	107	104	1,095	1,060
Maintenance and other operating expenses	301	273	868	844
Depreciation and amortization	120	133	404	436
General taxes	33	49	151	156
Insurance settlement	—	—	—	(50)
Gain on asset sales, net	—	(2)	—	(6)

Total operating expenses	1,148	1,124	4,054	3,930

Operating Income	316	319	829	820

Other Income (Expense)
Interest income	4	5	8	14
Allowance for equity funds used during construction	1	1	4	4
Income from equity method investees	4	3	10	8
Other income	3	9	12	27
Other expense	(3)	(2)	(8)	(7)

Total other income	9	16	26	46

Interest Charges
Interest on long-term debt	99	97	298	293
Other interest expense	6	6	18	34
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)

Total interest charges	104	102	313	324

Income Before Income Taxes	221	233	542	542
Income Tax Expense	81	87	168	207

Income From Continuing Operations	140	146	374	335
Income (Loss) From Discontinued Operations, Net of Tax
Expense of $-, $-, $1 and $5	—	—	2	(17)

Net Income	140	146	376	318
Income Attributable to Noncontrolling Interests	1	1	2	3

Net Income Attributable to CMS Energy	139	145	374	315
Charge for Deferred Issuance Costs on Preferred Stock	—	8	—	8
Preferred Stock Dividends	—	3	—	8

Net Income Available to Common Stockholders	$139	$134	$374	$299

The accompanying notes are an integral part of these statements.

	In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

Net Income Attributable to Common Stockholders
Amounts Attributable to Continuing Operations	$139	$134	$372	$316
Amounts Attributable to Discontinued Operations	—	—	2	(17)

Net Income Available to Common Stockholders	$139	$134	$374	$299

Income Attributable to Noncontrolling Interests
Amounts Attributable to Continuing Operations	$1	$1	$2	$3
Amounts Attributable to Discontinued Operations	—	—	—	—

Income Attributable to Noncontrolling Interests	$1	$1	$2	$3

Basic Earnings Per Average Common Share
Basic Earnings from Continuing Operations	$0.55	$0.58	$1.48	$1.38
Basic Earnings (Loss) from Discontinued Operations	—	—	0.01	(0.08)

Basic Earnings Attributable to Common Stock	$0.55	$0.58	$1.49	$1.30

Diluted Earnings Per Average Common Share
Diluted Earnings from Continuing Operations	$0.53	$0.53	$1.42	$1.26
Diluted Earnings (Loss) from Discontinued Operations	—	—	0.01	(0.07)

Diluted Earnings Attributable to Common Stock	$0.53	$0.53	$1.43	$1.19

Dividends Declared Per Common Share	$0.21	$0.15	$0.63	$0.45

(This page intentionally left blank)

CMS Energy Corporation
Consolidated Statements of Cash Flows
(Unaudited)

		In Millions
Nine months ended September 30	2011	2010

Cash Flows from Operating Activities
Net Income	$376	$318
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	404	436
Deferred income taxes and investment tax credit	149	205
Postretirement benefits expense	124	169
Other non-cash operating activities	65	54
Postretirement benefits contributions	(56)	(171)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	280	239
Decrease in accrued power supply revenue	15	2
Increase in inventories	(106)	(88)
Decrease in deferred property taxes	133	127
Increase (decrease) in accounts payable	10	(9)
Decrease in accrued expenses	(227)	(187)
Increase in other current and non-current assets	(23)	(12)
Increase (decrease) in other current and non-current liabilities	51	(85)

Net cash provided by operating activities	1,195	998

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(624)	(611)
Cost to retire property	(43)	(31)
Cash effect of deconsolidation of partnerships	—	(10)
Increase in EnerBank loans receivable	(60)	(75)
Other investing activities	(25)	1

Net cash used in investing activities	(752)	(726)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	375	850
Proceeds from EnerBank notes, net	58	105
Issuance of common stock	26	7
Retirement of long-term debt	(300)	(436)
Payment of net DOE liability	(43)	—
Payment of common stock dividends	(159)	(103)
Payment of preferred stock dividends	—	(8)
Redemption of preferred stock	—	(13)
Payment of capital and finance lease obligations	(18)	(18)
Other financing costs	(8)	(49)

Net cash (used in) provided by financing activities	(69)	335

Net Increase in Cash and Cash Equivalents, Including Assets Held for Sale	374	607
Decrease (Increase) in Cash and Cash Equivalents Included in Assets Held for Sale	2	(1)

Net Increase in Cash and Cash Equivalents	376	606
Cash and Cash Equivalents, Beginning of Period	247	90

Cash and Cash Equivalents, End of Period	$623	$696

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets
(Unaudited)

In Millions
	September 30	December 31
ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$623	$247
Restricted cash and cash equivalents	29	23
Accounts receivable and accrued revenue, less allowances of $25 in 2011 and 2010	690	981
Notes receivable	62	70
Accounts receivable — related parties	10	10
Accrued power supply revenue	—	15
Inventories at average cost
Gas in underground storage	1,050	946
Materials and supplies	102	104
Generating plant fuel stock	127	125
Deferred property taxes	116	180
Regulatory assets	2	19
Assets held for sale	—	2
Prepayments and other current assets	49	37

Total current assets	2,860	2,759

Plant, Property, and Equipment (at cost)
Plant, property, and equipment, gross	14,607	14,145
Less accumulated depreciation, depletion, and amortization	4,869	4,646

Plant, property, and equipment, net	9,738	9,499
Construction work in progress	672	570

Total plant, property, and equipment	10,410	10,069

Non-current Assets
Regulatory assets	2,002	2,093
Accounts and notes receivable, less allowances of $5 in 2011 and 2010	430	397
Investments	53	49
Assets held for sale	—	4
Other non-current assets	203	245

Total non-current assets	2,688	2,788

Total Assets	$15,958	$15,616

The accompanying notes are an integral part of these statements.

In Millions
	September 30	December 31
LIABILITIES AND EQUITY	2011	2010

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$1,140	$750
Accounts payable	484	492
Accounts payable — related parties	9	9
Accrued rate refunds	24	19
Accrued interest	70	102
Accrued taxes	103	302
Deferred income taxes	132	180
Regulatory liabilities	121	22
Liabilities held for sale	—	1
Other current liabilities	131	144

Total current liabilities	2,214	2,021

Non-current Liabilities
Long-term debt	6,037	6,448
Non-current portion of capital and finance lease obligations	171	188
Regulatory liabilities	1,874	1,988
Postretirement benefits	1,139	1,135
Asset retirement obligations	254	245
Deferred investment tax credit	47	49
Deferred income taxes	870	438
Other non-current liabilities	265	267

Total non-current liabilities	10,657	10,758

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 252.0 shares in 2011 and 249.6 shares in 2010	3	2
Other paid-in capital	4,622	4,588
Accumulated other comprehensive loss	(40)	(40)
Accumulated deficit	(1,542)	(1,757)

Total common stockholders’ equity	3,043	2,793
Noncontrolling interests	44	44

Total equity	3,087	2,837

Total Liabilities and Equity	$15,958	$15,616

CMS Energy Corporation
Consolidated Statements of Changes in Equity
(Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

Common Stock
At beginning of period	$3	$2	$2	$2
Common stock issued	—	—	1	—

At end of period	3	2	3	2

Other Paid-in Capital
At beginning of period	4,621	4,569	4,588	4,560
Common stock issued	7	5	35	15
Common stock reissued	—	—	5	—
Common stock repurchased	(6)	(1)	(6)	(2)
Charge for deferred issuance costs	—	8	—	8

At end of period	4,622	4,581	4,622	4,581

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(38)	(30)	(39)	(32)
Retirement benefits liability adjustments[1]	—	—	1	2

At end of period	(38)	(30)	(38)	(30)

Investments
At beginning of period	1	—	—	—
Unrealized loss on investments[1]	(2)	—	(1)	—

At end of period	(1)	—	(1)	—

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

At end of period	(40)	(31)	(40)	(31)

Accumulated Deficit
At beginning of period	(1,628)	(1,831)	(1,757)	(1,927)
Net income attributable to CMS Energy[1]	139	145	374	315
Common stock dividends declared	(53)	(34)	(159)	(103)
Preferred stock dividends declared	—	(3)	—	(8)
Charge for deferred issuance costs	—	(8)	—	(8)

At end of period	(1,542)	(1,731)	(1,542)	(1,731)

Preferred Stock
At beginning of period	—	239	—	239
Conversion of preferred stock	—	(239)	—	(239)

At end of period	—	—	—	—

Noncontrolling Interests
At beginning of period	44	45	44	97
Income attributable to noncontrolling interests[1]	1	1	2	3
Distributions and other changes in noncontrolling interests	(1)	(1)	(2)	(55)

At end of period	44	45	44	45

Total Equity	$3,087	$2,866	$3,087	$2,866

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

[1] Disclosure of Comprehensive Income:

Net income	$140	$146	$376	$318
Income attributable to noncontrolling interests	1	1	2	3

Net income attributable to CMS Energy	$139	$145	$374	$315

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $1, $-, $1, and $1 respectively	—	—	1	2

Investments:
Unrealized loss on investments, net of tax of $- , $- , $- , and $- respectively	(2)	—	(1)	—

Total Comprehensive Income	$137	$145	$374	$317

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income
(Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

Operating Revenue	$1,397	$1,370	$4,688	$4,536

Operating Expenses
Fuel for electric generation	175	157	442	407
Purchased and interchange power	362	359	954	946
Purchased power — related parties	24	22	64	63
Cost of gas sold	88	92	1,038	1,001
Maintenance and other operating expenses	286	258	824	801
Depreciation and amortization	119	131	401	432
General taxes	38	47	153	151

Total operating expenses	1,092	1,066	3,876	3,801

Operating Income	305	304	812	735

Other Income (Expense)
Interest income	2	4	6	13
Interest and dividend income — related parties	1	—	1	—
Allowance for equity funds used during construction	1	1	4	4
Other income	3	9	16	27
Other expense	(3)	(2)	(8)	(7)

Total other income	4	12	19	37

Interest Charges
Interest on long-term debt	62	60	188	183
Other interest expense	5	5	14	30
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)

Total interest charges	66	64	199	210

Income Before Income Taxes	243	252	632	562

Income Tax Expense	88	92	232	207

Net Income	155	160	400	355

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholder	$154	$159	$398	$353

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Cash Flows
(Unaudited)

In Millions
Nine months ended September 30	2011	2010

Cash Flows from Operating Activities
Net Income	$400	$355
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	401	432
Deferred income taxes and investment tax credit	85	107
Postretirement benefits expense	117	166
Other non-cash operating activities	52	44
Postretirement benefits contributions	(53)	(161)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	268	241
Decrease in accrued power supply revenue	15	2
Increase in inventories	(109)	(90)
Decrease in deferred property taxes	133	127
Increase (decrease) in accounts payable	27	(9)
Decrease in accrued expenses	(126)	(195)
Increase in other current and non-current assets	(25)	(9)
Increase (decrease) in other current and non-current liabilities	60	(110)

Net cash provided by operating activities	1,245	900

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(618)	(608)
Cost to retire property	(43)	(31)
Other investing activities	(22)	(1)

Net cash used in investing activities	(683)	(640)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	300
Retirement of long-term debt	(27)	(335)
Payment of net DOE liability	(43)	—
Payment of common stock dividends	(292)	(259)
Payment of preferred stock dividends	(2)	(2)
Stockholder’s contribution	125	250
Payment of capital and finance lease obligations	(18)	(18)
Other financing costs	(3)	(2)

Net cash used in financing activities	(260)	(66)

Net Increase in Cash and Cash Equivalents	302	194

Cash and Cash Equivalents, Beginning of Period	71	39

Cash and Cash Equivalents, End of Period	$373	$233

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets
(Unaudited)

In Millions
	September 30	December 31
ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$373	$71
Restricted cash and cash equivalents	28	23
Accounts receivable and accrued revenue, less allowances of $23 in 2011 and 2010	683	963
Notes receivable	43	55
Accrued power supply revenue	—	15
Accounts receivable — related parties	2	1
Inventories at average cost
Gas in underground storage	1,050	941
Materials and supplies	98	100
Generating plant fuel stock	125	124
Deferred property taxes	116	180
Regulatory assets	2	19
Prepayments and other current assets	43	27

Total current assets	2,563	2,519

Plant, Property, and Equipment (at cost)
Plant, property, and equipment, gross	14,475	14,022
Less accumulated depreciation, depletion, and amortization	4,814	4,593

Plant, property, and equipment, net	9,661	9,429
Construction work in progress	671	566

Total plant, property, and equipment	10,332	9,995

Non-current Assets
Regulatory assets	2,002	2,093
Accounts and notes receivable	7	22
Investments	31	34
Other non-current assets	123	176

Total non-current assets	2,163	2,325

Total Assets	$15,058	$14,839

The accompanying notes are an integral part of these statements.

In Millions
	September 30	December 31
LIABILITIES AND EQUITY	2011	2010

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$362	$61
Accounts payable	473	471
Accounts payable — related parties	12	11
Accrued rate refunds	24	19
Accrued interest	41	74
Accrued taxes	102	199
Deferred income taxes	154	209
Regulatory liabilities	121	22
Other current liabilities	94	95

Total current liabilities	1,383	1,161

Non-current Liabilities
Long-term debt	3,997	4,488
Non-current portion of capital and finance lease obligations	171	188
Regulatory liabilities	1,874	1,988
Postretirement benefits	1,081	1,076
Asset retirement obligations	253	244
Deferred investment tax credit	47	49
Deferred income taxes	1,663	1,289
Other non-current liabilities	178	176

Total non-current liabilities	9,264	9,498

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,957	2,832
Retained earnings	569	463

Total common stockholder’s equity	4,367	4,136
Preferred stock	44	44

Total equity	4,411	4,180

Total Liabilities and Equity	$15,058	$14,839

Consumers Energy Company
Consolidated Statements of Changes in Equity
(Unaudited)

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

Common Stock
At beginning and end of period	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,957	2,832	2,832	2,582
Stockholder’s contribution	—	—	125	250

At end of period	2,957	2,832	2,957	2,832

Accumulated Other Comprehensive Income
Retirement benefits liability
At beginning of period	(15)	(11)	(16)	(11)
Retirement benefits liability adjustments[1]	—	—	1	—

At end of period	(15)	(11)	(15)	(11)

Investments
At beginning of period	15	11	16	13
Unrealized gain (loss) on investments[1]	—	6	(1)	4

At end of period	15	17	15	17

At end of period	—	6	—	6

Retained Earnings
At beginning of period	511	415	463	389
Net income[1]	155	160	400	355
Common stock dividends declared	(96)	(91)	(292)	(259)
Preferred stock dividends declared	(1)	(1)	(2)	(2)

At end of period	569	483	569	483

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity	$4,411	$4,206	$4,411	$4,206

The accompanying notes are an integral part of these statements.

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

[1] Disclosure of Comprehensive Income:

Net income	$155	$160	$400	$355

Retirement benefits liability:
Retirement benefits liability adjustments, net of tax of $-, $- , $-, and $-, respectively	—	—	1	—

Investments:
Unrealized gain (loss) on investments, net of tax benefit of $-, $(1) , $(1), and $(1), respectively	—	6	(1)	4

Total Comprehensive Income	$155	$166	$400	$359

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
1: NEW ACCOUNTING STANDARDS
New Accounting Standards Not Yet Effective
ASU 2011-05, Presentation of Comprehensive Income: This standard, effective January 1, 2012 for CMS Energy and Consumers, eliminates the option of reporting other comprehensive income and its components on the statement of changes in equity. Presently, both CMS Energy and Consumers use this option for their consolidated financial statements. Under the standard, entities will be required to present either a single continuous statement of comprehensive income, containing both net income and components of other comprehensive income, or two separate consecutive statements. This standard will affect only the presentation of comprehensive income in CMS Energy’s and Consumers’ consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis at September 30, 2011:

In Millions
	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets
Cash equivalents	$512	$512	$—	$—
Restricted cash equivalents	14	14	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP
Cash equivalents	1	1	—	—
Mutual fund	87	87	—	—
State and municipal bonds	26	—	26	—
Derivative instruments
Commodity contracts[1]	2	—	—	2

Total[2]	$646	$618	$26	$2

Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—
Derivative instruments
Commodity contracts[3]	3	—	—	3

Total[4]	$7	$4	$—	$3

Consumers
Assets
Cash equivalents	$282	$282	$—	$—
Restricted cash equivalents	13	13	—	—
CMS Energy common stock	31	31	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP
Cash equivalents	1	1	—	—
Mutual fund	57	57	—	—
State and municipal bonds	17	—	17	—
Derivative instruments
Commodity contracts	2	—	—	2

Total[5]	$406	$387	$17	$2

Liabilities
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—

Total	$3	$3	$—	$—

1   This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at September 30, 2011.
2   At September 30, 2011, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.
3   This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at September 30, 2011.
4   At September 30, 2011, CMS Energy’s liabilities classified as Level 3 represented 43 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.
5   At September 30, 2011, Consumers’ assets classified as Level 3 represented less than one percent of Consumers’ total assets measured at fair value.
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

1   This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements, which was less than $1 million at December 31, 2010.
2   At December 31, 2010, CMS Energy’s assets classified as Level 3 represented less than one percent of CMS Energy’s total assets measured at fair value.
3   This amount is gross and excludes the impact of offsetting derivative assets and liabilities under master netting arrangements and offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at December 31, 2010.
4   At December 31, 2010, CMS Energy’s liabilities classified as Level 3 represented 40 percent of CMS Energy’s total liabilities measured at fair value. The Level 3 liabilities consisted primarily of an electricity sales agreement held by CMS ERM.
5   At December 31, 2010, Consumers’ assets classified as Level 3 represented one percent of Consumers’ total assets measured at fair value.
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
Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. They use various inputs to value the derivatives depending on the type of contract and the availability of market data. CMS Energy has exchange-traded derivative contracts that are valued based on Level 1 quoted prices in actively traded markets, as well as derivatives valued using Level 2 inputs, including commodity market prices, interest rates, credit ratings, default rates, and market-based seasonality factors. CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate pricing assumptions that cannot be observed or confirmed through market transactions.
The most significant derivatives classified as Level 3 are an electricity sales agreement held by CMS ERM and FTRs held by Consumers. At December 31, 2010 and in prior periods, quoted electricity prices were not available for the entire term of the electricity sales agreement held by CMS ERM, and a proprietary forward pricing model was used to determine fair value. At September 30, 2011, quoted prices at the nearest active market were available for the entire term of the agreement. The agreement, however, remains classified as Level 3 since the pricing differential between the nearest active market in Ohio and the delivery point in Michigan cannot be confirmed with observable market transactions. There is no quoted pricing information for FTRs held by Consumers. Consumers determines the fair value of FTRs based on Consumers’ average historical settlements.
For fair values other than Level 1 prices, CMS Energy and Consumers may incorporate adjustments for the risk of nonperformance as deemed appropriate. For derivative assets, a credit adjustment is applied against the asset based on the published default rate for the credit rating assigned to the counterparty based on an internal credit-scoring model. This model considers various inputs, including the counterparty’s financial statements, credit reports, trade press, and other information available to market participants. If the internal rating is comparable to credit ratings published by independent rating agencies, the resulting credit adjustment is classified as Level 2. If the internal rating is outside of the range of ratings given by independent agencies and the credit adjustment is significant to the overall valuation, the derivative fair value is classified as Level 3. CMS Energy and Consumers adjust their derivative liabilities downward to reflect the risk of their own nonperformance, based on their published credit ratings. CMS Energy and Consumers monitor market conditions and may incorporate other data, such as credit default swap rates, in determining adjustments for credit risk as warranted. For additional details about derivative contracts, see Note 8, Derivative Instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs
Presented in the following tables are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

CMS Energy, including Consumers
Balance at beginning of period	$—	$(5)	$(3)	$(8)
Total gains (losses) included in earnings[1]	(1)	2	(1)	4
Total gains (losses) offset through regulatory accounting	(1)	3	2	4
Settlements	1	(3)	1	(3)

Balance at end of period	$(1)	$(3)	$(1)	$(3)

Unrealized gains (losses) included in earnings relating to assets and liabilities still held at end of period[1]	$(1)	$2	$—	$4

Consumers
Balance at beginning of period	$3	$—	$1	$—
Total gains (losses) offset through regulatory accounting	(1)	3	2	4
Settlements	—	(2)	(1)	(3)

Balance at end of period	$2	$1	$2	$1

1   CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
CMS Energy and Consumers had no nonrecurring fair value measurements during the nine months ended September 30, 2011.
Presented in the following table are CMS Energy’s assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the nine months ended September 30, 2010:

In Millions
	Level 1	Level 2	Level 3	Losses

CMS Energy, including Consumers
Assets held for sale	$—	$—	$7	$(4)

In June 2010, CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value of $7 million, resulting in a loss of $4 million, which was recorded in earnings as part of discontinued operations. The fair value was determined based on a discounted cash flow technique. CMS Energy had no other nonrecurring fair value measurements and Consumers had no nonrecurring fair value measurements during the nine months ended September 30, 2010.
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
After removal to federal court, all of the cases described above were transferred to the MDL. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remained parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case and the Arandell (Wisconsin) case was reinstated against CMS ERM. In July 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption. Plaintiffs have filed appeals in all of the cases.
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
In May 2011, CMS Energy received approval from the EPA on a revised scope of remedies that CMS Energy had submitted in December 2010. CMS Energy is presently in negotiations with the MDEQ to finalize an agreement that will identify the remaining final remedies at the site. In December 2010, the MDEQ issued an NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. Discharge of treated leachate under the permit commenced at the East Park portion of the Bay Harbor site in October 2011. Additionally, CMS Land has committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term solution to the leachate disposal issue. In 2008, the MDEQ and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits. The legal proceeding was stayed in 2009 and can be renewed by either party at any time.
Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. In October 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery, as allowed under Superfund, of the EPA’s response costs incurred at the Bay Harbor site. CMS Land communicated to the EPA in November 2010 that it does not believe that this is a valid claim.
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
CMS Energy has recorded a cumulative charge related to Bay Harbor of $224 million, which includes accretion expense. At September 30, 2011, CMS Energy had a recorded liability of $82 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $103 million. CMS Energy expects to pay $8 million during the remainder of 2011, $18 million in 2012, $8 million in 2013, $5 million in 2014, $4 million in 2015, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.
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
Equatorial Guinea Tax Claim: In 2004, CMS Energy received a request for indemnification from the purchaser of CMS Oil and Gas. The indemnity claim relates to the 2002 sale of CMS Energy’s oil, gas, and methanol projects in Equatorial Guinea and the claim of the government of Equatorial Guinea that CMS Energy owes $142 million in taxes, plus interest, in connection with that sale. CMS Energy concluded that the government’s tax claim is without merit and the purchaser of CMS Oil and Gas submitted a response to the government rejecting the claim. The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim. CMS Energy is evaluating this request and cannot predict the financial impact or outcome of this matter.
Consumers’ Electric Utility Contingencies
Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.
Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. At September 30, 2011, Consumers had a recorded liability of $2 million, its estimated probable NREPA liability.
Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. In November 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party at the Kalamazoo River Superfund site. The notification claimed that the EPA has reason to believe Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. Consumers responded to the EPA in December 2010, stating that it has no information showing that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site and requesting further information from the EPA before Consumers would commit to perform or finance cleanup activities at the site. In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers, as a potentially responsible party at the Kalamazoo River Superfund site, agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek. The letter also indicated that under Sections 106 and 107 of Superfund, Consumers may be liable for reimbursement of the EPA’s costs and potential penalties for noncompliance with any unilateral order that the EPA may issue requiring performance under the removal action plan. All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability. In August 2011, the EPA announced that it would proceed with the removal action plan and would continue to pursue potentially responsible parties to perform or pay for some or all of the work. The EPA has provided limited information regarding Consumers’ potential responsibility for contamination at the site and has not yet given an indication of the share of any cleanup costs for which Consumers could be held responsible. Consumers continues to investigate the EPA’s claim that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.
Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At September 30, 2011, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.
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
In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. In September 2011, Consumers filed an application with the MPSC regarding the regulatory treatment of the settlement amount. For further information, see Note 4, Regulatory Matters, “Consumers’ Electric Utility — Big Rock Decommissioning.”
As part of the agreement with the DOE, Consumers settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983. This liability, which totaled $163 million, comprised $44 million collected from customers for spent nuclear disposal fees and $119 million of interest accrued on those fees, and was to be paid no later than when the DOE began accepting delivery of spent nuclear fuel. CMS Energy and Consumers classified the liability as long-term debt in their consolidated balance sheets.
Following the settlement, Consumers terminated its letter of credit to Entergy, which Consumers had provided as security for its retained obligation to the DOE in connection with its sale of Palisades and the Big Rock ISFSI to Entergy in 2007.
In its November 2010 electric rate order, the MPSC had directed Consumers to establish an independent trust fund for the amount payable to the DOE. Following its settlement with the DOE, Consumers petitioned the MPSC to relieve it of the obligation to fund the trust.
Consumers’ Gas Utility Contingencies
Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site. At September 30, 2011, Consumers estimated its undiscounted remaining remediation and other response activity costs to be between $28 million and $42 million. Generally, Consumers has been able to recover most of its costs to date through proceeds from insurance settlements and customer rates.
At September 30, 2011, Consumers had a recorded liability of $28 million and a regulatory asset of $54 million that included $26 million of deferred MGP expenditures. The timing of payments related to the remediation and other response activity at Consumers’ former MGP sites is uncertain. Consumers expects its remediation and other response activity costs to average $5 million annually over the next five years. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Guarantees
Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2011:

In Millions
	Issue	Expiration	Maximum		Carrying
Guarantee Description	Date	Date	Obligation		Amount

CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$512	[1]	$21
Guarantees and put options[2]	Various	Various through March 2021	63		1

Consumers
Guarantees and indemnity obligations	Various	Various through September 2029	$30		$1

1   The majority of this amount arises from stock and asset sale agreements under which CMS Energy or a subsidiary of CMS Energy, other than Consumers, indemnified the purchaser for losses resulting from various matters, including claims related to tax disputes, claims related to PPAs, and defects in title to the assets or stock sold to the purchaser by CMS Energy subsidiaries. Except for items described elsewhere in this note, CMS Energy believes the likelihood of material loss to be remote for the indemnity obligations not recorded as liabilities.
2   At September 30, 2011, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.
Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance

CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Stock and asset sale agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Guarantees	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

Put options	Bay Harbor remediation efforts	Owners exercising put options requiring CMS Land to purchase property

Consumers
Guarantees and indemnity obligations	Normal operating activity	Nonperformance or claims made by third party under a related contract

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
Other Contingencies
Michigan Single Business Tax: The State of Michigan completed its audit of CMS Energy’s and Consumers’ combined Michigan single business tax returns for the years 2004 through 2007, and identified a tax deficiency that was less than the amount CMS Energy had previously accrued. As a result, in September 2011 CMS Energy recognized a reduction in general taxes of $17 million, which included $10 million recognized by Consumers.
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
In June 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Presented in the following table are the components of the requested rate increase:

In Millions
Components of the rate increase

Investment in rate base	$81
Depreciation and property taxes	70
Impact of sales declines	50
Impact of reduced funding for customer assistance programs[1]	13
Reduced operating and maintenance costs	(17)
Cost of capital	(2)

Total	$195

1   Consumers projects electric uncollectible expense to increase by $13 million in 2012 due to an anticipated reduction in federal funding for customer assistance programs. Due to the uncertainty surrounding federal funding for such programs and the resulting impact on uncollectible expense, Consumers also requested that the MPSC approve an uncollectible expense true-up mechanism.
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

In October 2011, the administrative law judge recommended that the MPSC approve Consumers’ 2011 PSCR Plan, with minor exceptions.
In September 2011, Consumers submitted its 2012 PSCR plan to the MPSC. In accordance with its proposed plan, Consumers expects to self-implement the 2012 PSCR charge beginning in January 2012.
PSCR Reconciliation: Presented in the following table is the PSCR reconciliation filing pending with the MPSC:

PSCR Year	Date Filed	Net Underrecovery	PSCR Cost of Power Sold
2010	March 2011	$15 million	$1.7 billion

In June 2011, the MPSC issued an order approving Consumers’ 2009 PSCR reconciliation, as modified by the order, and authorized Consumers to include an underrecovery of $31 million in its 2010 PSCR reconciliation.
Electric Revenue Decoupling Mechanism: The MPSC’s 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended through November 2011 in the 2010 electric rate case order, allows Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. Various parties have filed appeals concerning the electric decoupling mechanism.
In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism with the MPSC, requesting recovery of $27 million from customers for the period December 2009 through November 2010. The MPSC Staff and intervenors are opposing this recovery.
At September 30, 2011, Consumers had a $55 million non-current regulatory asset recorded for electric decoupling, which included the $27 million balance referred to above.
Uncollectible Expense Tracking Mechanism: In March 2011, Consumers filed its reconciliation of the uncollectible expense tracking mechanism with the MPSC, requesting recovery of $3 million from customers for November 2009 through November 2010, the entire period of the tracker. The uncollectible expense tracking mechanism, authorized by the MPSC in its 2009 electric rate order, allowed future rates to be adjusted to collect or refund 80 percent of the difference between the level of electric uncollectible expense included in rates and actual uncollectible expense. During 2009, various parties filed appeals concerning the uncollectible expense tracking mechanism. In its 2010 electric rate order, the MPSC terminated the uncollectible expense tracking mechanism as of November 2010.
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
Consumers paid $30 million to Entergy to assume ownership and responsibility for the Big Rock ISFSI. Consumers also incurred $55 million at Big Rock for nuclear fuel storage costs as a result of the DOE’s failure to accept spent nuclear fuel. Consumers has an $85 million regulatory asset recorded on its consolidated balance sheets for these costs. Consumers had filed a complaint against the DOE in 2002 for its failure to accept spent nuclear fuel, and in July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. In September 2011, Consumers filed an application with the MPSC requesting authority to utilize $85 million of the DOE settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs. If the MPSC concludes that Consumers may retain any portion of the remaining $12 million of the DOE settlement amount, Consumers will recognize that amount in earnings. For further information, see Note 3, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies — Nuclear Matters.”
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
In May 2011, the MPSC issued an order approving Consumers’ amended renewable energy plan, with slight modifications. The amended plan reduces the renewable energy surcharge that will be billed to customers by an annual amount of $54 million. The reduction is a result of lower-than-anticipated costs to comply with the renewable energy requirements prescribed by the 2008 Energy Law.
In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. The plan further reduces the renewable energy surcharge that will be billed to customers by an annual amount of $3 million.
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
As one of the conditions to the continuation of the electric and gas decoupling mechanisms, Consumers must exceed the statutory savings targets for 2012 through 2015 specified in the 2008 Energy Law. In August 2011, Consumers filed an amended energy optimization plan with the MPSC, requesting approval of the additional spending necessary to exceed these savings targets.
Electric Depreciation: In June 2011, the MPSC approved a settlement agreement in Consumers’ February 2010 electric depreciation case, authorizing a $19 million increase in annual depreciation expense. The new depreciation rates will go into effect with a final order in Consumers’ next electric rate case.
In February 2010, Consumers filed an electric depreciation case for Ludington, the pumped-storage plant jointly owned by Consumers and Detroit Edison. This case, filed jointly with Detroit Edison, requests an increase in annual depreciation expense. Consumers’ share of this increase is $9 million annually. In October 2011, a settlement agreement among all parties was submitted to the MPSC for approval.
Consumers’ Gas Utility
Gas Rate Case: In August 2010, Consumers filed an application with the MPSC seeking an annual rate increase of $55 million based on an 11 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers.
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
In May 2011, the MPSC approved a partial settlement agreement authorizing Consumers to increase its rates by $31 million annually, based on a 10.5 percent authorized return on equity. Matters not addressed in the settlement agreement included the decoupling mechanism, the Smart Grid program, and contributions to the low-income and energy efficiency fund. Presented in the following table are the components of the rate increase authorized by the MPSC and the rate increase originally requested by Consumers:

In Millions
		Increase Originally
	Increase Authorized	Requested by
Components of the rate increase	by the MPSC	Consumers	Difference

Investment in rate base	$29	$30	$(1)
Impact of sales declines	15	4	11
Operating and maintenance costs	2	16	(14)
Cost of capital	(15)	5	(20)

Total	$31	$55	$(24)

In August 2011, the MPSC authorized the continuation of the decoupling mechanism and the collection of low-income and energy efficiency funds, but denied recovery of costs associated with the Smart Grid program related to Consumers’ gas utility. Consumers filed a petition for rehearing in this case, stating that disallowance of Smart Grid costs was contrary to the settlement agreement approved in May 2011. In its petition, Consumers recognized the MPSC’s concerns regarding the Smart Grid program related to the gas utility and stated that it would remove all costs associated with the gas Smart Grid program from its next general rate case application. In October 2011, the MPSC granted Consumers’ petition for rehearing, allowing Consumers to recover costs that the gas utility has incurred associated with the Smart Grid program.
In September 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million based on a 10.7 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. Presented in the following table are the components of the requested rate increase:

In Millions
Components of the rate increase

Investment in rate base	$22
Impact of reduced funding for customer assistance programs[1]	19
Cost of capital	10
Impact of sales declines	2
Reduced operating and maintenance costs	(4)

Total	$49

1   Consumers projects gas uncollectible expense to increase by $19 million in 2012 due to an anticipated reduction in federal and state funding for customer assistance programs. Due to the uncertainty surrounding federal and state funding for such programs and the resulting impact on uncollectible expense, Consumers also requested that the MPSC approve an uncollectible expense true-up mechanism.
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
GCR Plan: In December 2010, Consumers submitted its 2011-2012 GCR plan to the MPSC. In accordance with its proposed plan, Consumers self-implemented the 2011-2012 GCR charge beginning in April 2011. In September 2011, the administrative law judge recommended that the MPSC approve Consumers’ 2011-2012 GCR plan, with certain adjustments to its fixed-price purchase guidelines.
GCR Reconciliations: Presented in the following table are the GCR reconciliation filings pending with the MPSC:

GCR Year	Date Filed	Net Overrecovery	GCR Cost of Gas Sold
2009-2010	June 2010	$1 million	$1.3 billion
2010-2011	June 2011	6 million	1.2 billion

Gas Revenue Decoupling Mechanism: The MPSC’s 2009 gas rate case order authorized Consumers to implement a gas revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended in the 2010 gas rate case order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism with the MPSC, requesting recovery of $16 million from customers for the period June 2010 through May 2011. At September 30, 2011, Consumers had a $16 million non-current regulatory asset recorded for gas decoupling.

5: FINANCINGS
Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2011:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date

Debt Issuances
CMS Energy
Senior notes	$250	2.75%	May 2011	May 2014
Consumers
Tax-exempt bonds[1]	68	Variable	May 2011	April 2018
Tax-exempt bonds[1]	35	Variable	May 2011	April 2035

Total	$353

Debt Retirements
CMS Energy
Senior notes	$146	8.5%	April 2011	April 2011
Consumers
Nuclear fuel disposal liability[2]	163	Variable	July 2011	—
Tax-exempt bonds[1]	68	Variable	May 2011	April 2018
Tax-exempt bonds[1]	35	Variable	May 2011	April 2035

Total	$412

1   In May 2011, Consumers utilized the Michigan Strategic Fund for the issuance of $68 million and $35 million of tax-exempt Michigan Strategic Fund Variable Rate Limited Obligation Revenue Bonds. The initial interest rate, which resets weekly, was 0.26 percent for the $68 million bond issuance and 0.28 percent for the $35 million bond issuance. The bonds, which are backed by letters of credit and collateralized by FMBs, are subject to optional tender by the holders that would result in remarketing. Consumers used the proceeds to redeem $103 million of tax-exempt bonds in May 2011.
2   In July 2011, Consumers settled its nuclear fuel disposal liability with the DOE. For additional details, see the “Consumers’ Electric Utility Contingencies — Nuclear Matters” section in Note 3, Contingencies and Commitments.
In September 2011, CMS Energy called $50 million principal amount of its 6.3 percent senior notes due in 2012 for redemption in October 2011.
Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at September 30, 2011:

In Millions
			Letters of Credit
Expiration Date	Amount of Facility	Amount Borrowed	Outstanding	Amount Available

CMS Energy
March 31, 2016[1]	$550	$—	$3	$547

Consumers
March 31, 2016[2,3]	$500	$—	$1	$499
August 9, 2013[3]	150	—	—	150
September 9, 2014[3,4]	30	—	30	—

1   On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.
    CMS Energy’s average borrowings during the nine months ended September 30, 2011 totaled $14 million, with a weighted-average annual interest rate of 2.22 percent, representing LIBOR plus 2.00 percent
2   On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaces Consumers’ revolving credit facility that was set to expire in 2012.
3   Obligations under this facility are secured by FMBs of Consumers.
4   Secured revolving letter of credit facility.

Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions are accounted for as short-term secured borrowings. At September 30, 2011, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. During the nine months ended September 30, 2011, Consumers had no borrowings under this program.
Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at September 30, 2011:

		Outstanding	Adjusted Conversion	Adjusted
Security	Maturity	(In Millions)	Price	Trigger Price

2.875% senior notes	2024	$288	$12.67	$15.20
5.50% senior notes	2029	172	14.26	18.54

During 20 of the last 30 trading days ended September 30, 2011, the adjusted trigger-price contingencies were met for both series of the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the security holders for the three months ending December 31, 2011.
Presented in the following table are details about conversions of contingently convertible securities during the nine months ended September 30, 2011:

3.375%contingently			Conversion Value		Cash Paid on
convertible senior		Principal Converted	per $1,000 of	Common Stock Issued	Settlement
notes due 2023	Conversion Date	(In Millions)	principal	on Settlement	(In Millions)
Voluntary conversion	January 2011	$4	$1,994.21	197,472	$4
Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at September 30, 2011, payment of common stock dividends by CMS Energy was limited to $1.2 billion.
Under the provisions of its articles of incorporation, at September 30, 2011, Consumers had $510 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.
For the nine months ended September 30, 2011, CMS Energy received $292 million of common stock dividends from Consumers.
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

6: EARNINGS PER SHARE — CMS ENERGY
Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

	In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010
Income Available to Common Stockholders
Income from continuing operations	$140	$146	$374	$335
Less income attributable to noncontrolling interests	1	1	2	3
Less charge for deferred issuance costs on preferred stock	—	8	—	8
Less preferred stock dividends	—	3	—	8

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$139	$134	$372	$316

Average Common Shares Outstanding
Weighted average shares — basic	251.3	229.0	250.5	228.4
Add dilutive contingently convertible securities	11.3	24.9	11.4	21.3
Add dilutive non-vested stock awards and options	0.6	0.2	0.4	0.1
Add dilutive convertible debentures	0.7	0.6	—	—

Weighted average shares — diluted	263.9	254.7	262.3	249.8

Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$0.55	$0.58	$1.48	$1.38
Diluted	0.53	0.53	1.42	1.26

Contingently Convertible Securities
When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy common stock, exceeds the principal value of that security.
Stock Options and Warrants
For the three months and nine months ended September 30, 2011, outstanding options to purchase 0.1 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.
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
Convertible Debentures
For the nine months ended September 30, 2011 and the nine months ended September 30, 2010, CMS Energy’s 7.75 percent convertible subordinated debentures would have increased diluted earnings per share had they been included in the calculation. Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

In Millions
	Nine Months Ended
September 30	2011	2010

Increase to numerator from assumed reduction in interest expense	$1	$1
Increase to denominator from assumed conversion of debentures into common shares	0.7	0.7

CMS Energy can revoke the conversion rights if certain conditions are met.
7: FINANCIAL INSTRUMENTS
The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. Presented in the following table are the cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments:

In Millions
	September 30, 2011		December 31, 2010
	Cost or		Cost or
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$7	$8	$5	$6
Securities available for sale	113	113	90	90
Notes receivable[1]	439	459	386	407
Long-term debt[2]	7,153	8,093	7,174	7,861

Consumers
Securities available for sale	$81	$105	$64	$90
Long-term debt[3]	4,335	4,901	4,525	4,891

1    Includes current portion of notes receivable of $16 million at September 30, 2011 and $11 million at December 31, 2010.
2    Includes current portion of long-term debt of $1,116 million at September 30, 2011 and $726 million at December 31, 2010.
3    Includes current portion of long-term debt of $338 million at September 30, 2011 and $37 million at December 31, 2010.
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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At September 30, 2011 and December 31, 2010, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.
Presented in the following table are CMS Energy’s and Consumers’ investment securities:

In Millions
	September 30, 2011				December 31, 2010
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

CMS Energy, including consumers
Available for sale
SERP
Mutual fund	$88	$—	$1	$87	$62	$—	$—	$62
State and municipal bonds	25	1	—	26	28	—	—	28
Held to maturity
Debt securities	7	1	—	8	5	1	—	6

Consumers
Available for sale
SERP
Mutual fund	$57	$—	$—	$57	$39	$—	$—	$39
State and municipal bonds	17	—	—	17	17	—	—	17
CMS Energy common stock	7	24	—	31	8	26	—	34

The mutual fund classified as available for sale is a short-term, fixed-income fund. During the nine months ended September 30, 2011, CMS Energy contributed $27 million to the SERP, which included a contribution of $20 million by Consumers. The contributions were used to acquire additional shares in the mutual fund. State and municipal bonds classified as available for sale consist of investment grade state and municipal bonds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.
Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

In Millions
	Three months ended		Nine months ended
September 30	2011	2010	2011	2010

CMS Energy, including Consumers
Proceeds from sales of investment securities[1]	$1	$ —	$2	$1

Consumers
Proceeds from sales of investment securities[1]	$1	$ —	$1	$—

1     All of the proceeds related to sales of investments that were held within the SERP and classified as available for sale. Realized losses on these sales were less than $1 million for both CMS Energy and Consumers during each period.

Presented in the following table are the fair values of the SERP state and municipal bonds by contractual maturity at September 30, 2011:

In Millions
	CMS Energy,
	including Consumers	Consumers

Due one year or less	$2	$1
Due after one year through five years	9	6
Due after five years through ten years	12	8
Due after ten years	3	2

Total	$26	$17

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
Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal they purchase. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. Since Consumers is subject to regulatory accounting, the resulting fair value gains and losses would be deferred as regulatory assets or liabilities and would not affect net income.
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

CMS ERM has not designated its contracts to purchase and sell electricity and natural gas as normal purchases and sales and, therefore, CMS Energy accounts for those contracts as derivatives. To manage commodity price risks associated with these forward purchase and sale contracts, CMS ERM uses various financial instruments, such as futures, options, and swaps. At September 30, 2011, CMS ERM held the following derivative contracts:
•	a forward contract for the physical sale of 574 GWh of electricity through 2015 on behalf of one of CMS Energy’s non-utility generating plants;

•	forward contracts to purchase 4.4 bcf and sell 7.5 bcf of natural gas through 2012 in CMS ERM’s role as a marketer of natural gas for third-party producers; and

•	an option to sell 151 GWh of electricity through 2011.
Presented in the following table are the fair values of CMS Energy’s and Consumers’ derivative instruments:

In Millions
	Derivative Assets			Derivative Liabilities
	Balance	Fair Value at		Balance	Fair Value at
	Sheet	September 30,	December 31,	Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

CMS Energy, including Consumers
Derivatives not designated as hedging instruments
Commodity contracts[1]	Other assets	$2	$1	Other liabilities[2]	$3	$4

Consumers
Derivatives not designated as hedging instruments
Commodity contracts	Other assets	$2	$1	Other liabilities	$—	$—

1     Assets and liabilities are presented gross and exclude the impact of offsetting derivative assets and liabilities under master netting agreements, which was less than $1 million at September 30, 2011 and December 31, 2010.
2     Liabilities exclude the impact of offsetting cash margin deposits paid by CMS ERM to other parties, which was less than $1 million at September 30, 2011 and December 31, 2010. CMS Energy presents these liabilities net of these impacts on its consolidated balance sheets.
Presented in the following table is the effect on CMS Energy’s consolidated statements of income of its derivatives not designated as hedging instruments:

In Millions
	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended September 30		Nine Months Ended September 30
Location of Gain (Loss) on Derivatives Recognized in Income	2011	2010	2011	2010

CMS Energy
Commodity contracts
Operating revenue	$(1)	$2	$(1)	$5
Fuel for electric generation	—	1	—	3
Purchased and interchange power	—	1	—	2

Total CMS Energy	$(1)	$4	$(1)	$10

Consumers’ losses on FTRs deferred as regulatory assets were $1 million for the three months ended September 30, 2011 and its gains on FTRs deferred as regulatory liabilities were $3 million for the three months ended September 30, 2010. Consumers’ gains on FTRs deferred as regulatory liabilities were

$2 million for the nine months ended September 30, 2011 and $4 million for the nine months ended September 30, 2010.
CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were less than $1 million at September 30, 2011 and were $1 million at December 31, 2010.
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
At September 30, 2011, if counterparties within this industry concentration all failed to meet their contractual obligations, the loss to CMS Energy on contracts accounted for as derivatives would be less than $1 million. CMS Energy does not expect a material adverse effect on its consolidated balance sheets and consolidated statements of income as a result of counterparty nonperformance, given CMS Energy’s credit policies, current exposures, and credit reserves.
9: NOTES RECEIVABLE
EnerBank provides unsecured consumer installment loans for financing home improvements. These loans totaled $439 million, net of an allowance for loan losses of $5 million, at September 30, 2011, and $386 million, net of an allowance for loan losses of $5 million, at December 31, 2010. At September 30, 2011, $16 million of EnerBank’s loans were classified as current notes receivable and $423 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets. At December 31, 2010, $11 million of EnerBank’s loans were classified as current notes receivable and $375 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets.
The allowance for loan losses is a valuation allowance to reflect estimated credit losses. The allowance is increased by the provision for loan losses and decreased by loan charge-offs net of recoveries. Management estimates the allowance balance required by taking into consideration historical loan loss experience, the nature and volume of the portfolio, economic conditions, and other factors. Loan losses are charged against the allowance when the loss is confirmed, but no later than the point at which a loan becomes 120 days past due.
Presented in the following table are the changes in the allowance for loan losses:

In Millions
	Three months ended	Nine months ended
September 30	2011	2011

Allowance for loan losses, at beginning of period	$5	$5
Charge-offs	(1)	(4)
Recoveries	—	1
Provision for loan losses	1	3

Allowance for loan losses, at end of period	$5	$5

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans at September 30, 2011:

In Millions
Past Due	Past Due	Past Due	Total		Total
30-59 Days	60-89 Days	Over 90 Days	Delinquent	Current	Outstanding

$ 1	$1	$—	$2	$437	$439

10: RETIREMENT BENEFITS
CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees.
Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions
	Pension
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

CMS Energy, including Consumers
Net periodic pension cost
Service cost	$12	$11	$36	$33
Interest expense	25	25	75	74
Expected return on plan assets	(28)	(24)	(84)	(70)
Amortization of:
Net loss	16	13	47	39
Prior service cost	1	1	4	4

Net periodic pension cost	$26	$26	$78	$80
Regulatory adjustment[1]	—	7	—	30

Net periodic pension cost after regulatory adjustment	$26	$33	$78	$110

Consumers
Net periodic pension cost
Service cost	$12	$11	$35	$32
Interest expense	24	23	73	71
Expected return on plan assets	(27)	(22)	(82)	(67)
Amortization of:
Net loss	15	13	46	38
Prior service cost	1	1	4	4

Net periodic pension cost	$25	$26	$76	$78
Regulatory adjustment[1]	—	7	—	30

Net periodic pension cost after regulatory adjustment	$25	$33	$76	$108

1     Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, resulting in no impact to net income for the periods presented.
CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is eight percent. For the twelve months ended September 30, 2011, the actual return on Pension Plan assets was 2.0 percent, and for the twelve months ended September 30, 2010, the actual return was 11.6 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions
	OPEB
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$7	$7	$20	$20
Interest expense	20	20	58	61
Expected return on plan assets	(17)	(16)	(50)	(45)
Amortization of:
Net loss	7	8	23	24
Prior service cost	(5)	(5)	(15)	(12)

Net periodic OBEB cost	$12	$14	$36	$48
Regulatory adjustment[1]	—	(1)	—	5

Net periodic OPEB cost after regulatory adjustment	$12	$13	$36	$53

Consumers
Net periodic OPEB cost
Service cost	$7	$6	$20	$19
Interest expense	19	19	56	59
Expected return on plan assets	(15)	(14)	(46)	(42)
Amortization of:
Net loss	7	8	23	24
Prior service cost	(5)	(5)	(15)	(11)

Net periodic OPEB cost	$13	$14	$38	$49
Regulatory adjustment[1]	—	(1)	—	5

Net periodic OPEB cost after regulatory adjustment	$13	$13	$38	$54

1   Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, resulting in no impact to net income for the periods presented.
11: INCOME TAXES
Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Nine Months Ended September 30	2011	2010

CMS Energy, Including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
MCIT law change, net of federal expense	(5.9)	—
State and local income taxes, net of federal benefit	3.4	4.0
Medicare Part D exempt income, net of law change	(0.9)	(0.9)
Income tax credit amortization	(0.6)	(0.6)
Other, net	0.1	0.9

Effective income tax rate	31.1%	38.4%

Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	3.1	3.5
Medicare Part D exempt income, net of law change	(0.8)	(1.3)
Plant basis differences	0.2	0.3
Income tax credit amortization	(0.5)	(0.5)
Other, net	(0.3)	(0.2)

Effective income tax rate	36.7%	36.8%

CMS Energy’s effective tax rate for the nine months ended September 30, 2011, was reduced due to a one-time non-cash reduction in tax expense resulting from a change in Michigan tax law. In May 2011, Michigan enacted the MCIT, effective January 1, 2012. The MCIT, a simplified six percent corporate income tax, will replace the MBT, which is a complex multi-part business tax. Both the MBT and the MCIT are income taxes for financial reporting purposes, for which deferred income tax assets and liabilities are recorded. CMS Energy and Consumers remeasured their Michigan deferred income tax assets and liabilities at June 30, 2011 to reflect this change in law. Unlike the MBT, the MCIT does not allow future tax deductions to offset the book-tax differences that existed upon enactment of the tax. Due primarily to the elimination of these future tax deductions, Consumers eliminated $134 million of net deferred tax assets associated with its utility book-tax temporary differences, recognizing a $134 million regulatory asset (not including the effects of income tax gross-ups), and in addition to the amounts related to Consumers, CMS Energy eliminated $32 million of net deferred tax liabilities associated with its non-utility book-tax temporary differences, recognizing a $32 million deferred income tax benefit.
For the nine months ended September 30, 2010, CMS Energy recognized deferred tax expense of $3 million to reflect the enactment of the Health Care Acts. The law change prospectively repealed the tax deduction for the portion of the health care costs reimbursed by the Medicare Part D subsidy for taxable years beginning after December 31, 2012.
12: REPORTABLE SEGMENTS
Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:
CMS Energy:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;

•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and

•	other, including EnerBank, corporate interest and other expenses, and discontinued operations.
Consumers:
•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;

•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

In Millions
	Three Months Ended		Nine Months Ended
September 30	2011	2010	2011	2010

Operating Revenue
CMS Energy, including Consumers
Electric utility	$1,180	$1,154	$3,026	$2,967
Gas utility	217	216	1,662	1,569
Enterprises	56	63	161	186
Other	11	10	34	28

Total Operating Revenue — CMS Energy	$1,464	$1,443	$4,883	$4,750

Consumers
Electric utility	$1,180	$1,154	$3,026	$2,967
Gas utility	217	216	1,662	1,569

Total Operating Revenue — Consumers	$1,397	$1,370	$4,688	$4,536

Net Income Available to Common Stockholders
CMS Energy, including Consumers
Electric utility	$159	$156	$309	$283
Gas utility	(5)	2	88	69
Enterprises	4	9	36	51
Discontinued operations	—	—	2	(17)
Other	(19)	(33)	(61)	(87)

Total Net Income Available to Common Stockholders — CMS Energy	$139	$134	$374	$299

Consumers
Electric utility	$159	$156	$309	$283
Gas utility	(5)	2	88	69
Other	—	1	1	1

Total Net Income Available to Common Stockholder — Consumers	$154	$159	$398	$353

In Millions
	September 30, 2011	December 31, 2010

Plant, Property, and Equipment, Gross
CMS Energy, including Consumers
Electric utility[1]	$10,311	$9,944
Gas utility[1]	4,149	4,063
Enterprises	109	102
Other	38	36

Total Plant, Property, and Equipment, Gross — CMS Energy	$14,607	$14,145

Consumers
Electric utility[1]	$10,311	$9,944
Gas utility[1]	4,149	4,063
Other	15	15

Total Plant, Property, and Equipment, Gross — Consumers	$14,475	$14,022

Assets
CMS Energy, including Consumers
Electric utility[1]	$9,607	$9,321
Gas utility[1]	4,852	4,614
Enterprises	170	191
Other	1,329	1,490

Total Assets — CMS Energy	$15,958	$15,616

Consumers
Electric utility[1]	$9,607	$9,321
Gas utility[1]	4,852	4,614
Other	599	904

Total Assets — Consumers	$15,058	$14,839

1   Amounts include a portion of Consumers’ other common assets attributable to both the electric and the gas utility businesses.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
(c) Issuer Repurchases of Equity Securities
Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2011:

	Total Number of		Total Number of Shares Purchased as	Maximum Number of Shares that May
	Shares	Average Price Paid	Part of Publicly Announced Plans or	Yet Be Purchased Under Publicly
Period	Purchased[1]	per Share	Programs	Announced Plans or Programs

July 1 — 31, 2011	—	$—	—	—
August 1 — 31, 2011	223,836	18.27	—	—
September 1 — 30, 2011	2,536	19.56	—	—

Total	226,372	$18.28	—	—

1   Common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the performance incentive stock plan. Shares repurchased have a value based on the market price on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The agreements included as exhibits to this Form 10-Q filing are included solely to provide information regarding the terms of the agreements and are not intended to provide any other factual or disclosure information about CMS Energy, Consumers, or other parties to the agreements. The agreements may contain representations and warranties made by each of the parties to each of the agreements that were made exclusively for the benefit of the parties involved in each of the agreements and should not be treated as statements of fact. The representations and warranties were made as a way to allocate risk if one or more of those statements prove to be incorrect. The statements were qualified by disclosures of the parties to each of the agreements that may not be reflected in each of the agreements. The agreements may apply standards of materiality that are different than standards applied to other investors. Additionally, the statements were made as of the date of the agreements or as specified in the agreements and have not been updated. The representations and warranties may not describe the actual state of affairs of the parties to each agreement.
Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC’s website at www.sec.gov.

Exhibits		Description
4.1	—	One Hundred Sixteenth Supplemental Indenture dated as of September 1, 2011 between Consumers and The Bank of New York Mellon, Trustee

10.1	—	Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011

12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[1]	—	XBRL Instance Document

101.SCH[1]	—	XBRL Taxonomy Extension Schema

101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase

101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase
1   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION (Registrant)
Dated: October 27, 2011	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

CONSUMERS ENERGY COMPANY (Registrant)
Dated: October 27, 2011	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

(This page intentionally left blank)

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
4.1	—	One Hundred Sixteenth Supplemental Indenture dated as of September 1, 2011 between Consumers and The Bank of New York Mellon, Trustee

10.1	—	Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011

12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS[1]	—	XBRL Instance Document

101.SCH[1]	—	XBRL Taxonomy Extension Schema

101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase

101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase
1   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”