Form 10-K
period 2011-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2012-02-23
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
1-9513	CMS ENERGY CORPORATION (A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550	38-2726431

1-5611	CONSUMERS ENERGY COMPANY (A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550	38-0442310

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered
CMS Energy Corporation	Common Stock, $.01 par value	New York Stock Exchange
Consumers Energy Company	Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series	New York Stock Exchange

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

CMS Energy Corporation:    Yes  ☐        No  ☒                 Consumers Energy Company:    Yes  ☐         No  ☒

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $4.927 billion for the 250,245,978 CMS Energy Common Stock shares outstanding on June 30, 2011 based on the closing sale price of $19.69 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date.

There were 258,570,812 shares of CMS Energy Common Stock outstanding on February 10, 2012, including 1,296,406 shares owned by Consumers Energy Company. On February 23, 2012, CMS Energy held all voting and non-voting common equity of Consumers. Documents incorporated by reference in Part III: CMS Energy’s proxy statement and Consumers’ information statement relating to the 2012 annual meeting of stockholders to be held May 18, 2012.

CMS Energy Corporation

Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended

December 31, 2011

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in October 2008
ABATE	Association of Businesses Advocating Tariff Equity
ABO	Accumulated benefit obligation; the liabilities of a pension plan based on service and pay to date, which differs from the PBO in that it does not reflect expected future salary increases
AFUDC	Allowance for borrowed and equity funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ASU	Financial Accounting Standards Board Accounting Standards Update
Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002
bcf	Billion cubic feet of gas
Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers
Btu	British thermal unit
CAIR	The Clean Air Interstate Rule
Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services
Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services
CAO	Chief Accounting Officer
CCB	Coal combustion by-product
CEO	Chief Executive Officer
CFO	Chief Financial Officer
C&HR Committees	The Compensation and Human Resources Committees of the Boards of Directors of CMS Energy and Consumers
City-gate contract	An arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline
CKD	Cement kiln dust
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act, as amended
CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy
CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises
CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises
CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission
CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises
CMS Generation San Nicolas Company	CMS Generation San Nicolas Company, a company in which CMS Enterprises formerly owned a 0.1 percent interest
CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital
CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004
CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM
Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy
Consumers Funding	Consumers Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning Securitization property, assuming Securitization bonds, and pledging its interest in Securitization property to a trustee to collateralize the Securitization bonds
CSAPR	The Cross-State Air Pollution Rule, which would supersede the EPA’s proposed Clean Air Transport Rule and replace CAIR, was finalized in July 2011 and was stayed in December 2011 pending judicial review
Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute
D.C.	District of Columbia
DCCP	Defined Company Contribution Plan
DC SERP	Defined Contribution SERP
Detroit Edison	The Detroit Edison Company, a non-affiliated company
DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EISP	Executive Incentive Separation Plan
EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital
Entergy	Entergy Corporation, a non-affiliated company
EPA	U.S. Environmental Protection Agency

EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
Exeter	Exeter Energy Limited Partnership, a limited partnership formerly owned directly and indirectly by HYDRA-CO
FDIC	Federal Deposit Insurance Corporation
FERC	The Federal Energy Regulatory Commission
First Mortgage Bond Indenture	The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented
FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity
FMB	First mortgage bond
FOV	Finding of Violation
FTR	Financial transmission right
GAAP	U.S. Generally Accepted Accounting Principles
GCC	Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers
GCR	Gas cost recovery
Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest
Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest
GWh	Gigawatt-hour, a unit of energy equal to one billion watt-hours
Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
HYDRA-CO	HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises
IRS	Internal Revenue Service
ISFSI	Independent spent fuel storage installation
kilovolts	Thousand volts, a unit used to measure the difference in electrical pressure along a current
kVA	Thousand volt-amperes, a unit used to reflect the electrical power capacity rating of equipment or a system
kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours
LIBOR	The London Interbank Offered Rate
Ludington	Ludington pumped-storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source; for existing sources, MACT is the average emission limitation achieved by the best performing 12 percent of existing sources or the average limitation achieved by the best performing five sources, depending on the number of sources in the category
MATS	Mercury and Air Toxic Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants
MBT	Michigan Business Tax
MCIT	Michigan Corporate Income Tax
MCV Facility	A 1,500 MW natural gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership
MCV Partnership	Midland Cogeneration Venture Limited Partnership
MCV PPA	PPA between Consumers and the MCV Partnership
MD&A	Management’s Discussion and Analysis
MDEQ	Michigan Department of Environmental Quality
MDL	A pending multi-district litigation case in Nevada
MEI	Michigan Energy Investments LLC, a non-affiliated company
METC	Michigan Electric Transmission Company, LLC, a non-affiliated company
MGP	Manufactured gas plant
Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants
MISO	The Midwest Independent Transmission System Operator, Inc.
Mothball	To place a generating unit into a state of extended reserve shutdown in which the unit is inactive and unavailable for service for a specified period, during which the unit can be brought back into service after receiving appropriate notification and completing any necessary maintenance or other work; generation owners in MISO must request approval to mothball a unit, and MISO then evaluates the request for reliability impacts
MPSC	Michigan Public Service Commission
MRV	Market-related value of plan assets
MW	Megawatt, a unit of power equal to one million watts
MWh	Megawatt-hour, a unit of energy equal to one million watt-hours
NAV	Net asset value
NERC	The North American Electric Reliability Corporation, a non-affiliated company
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation
NSR	New Source Review, a construction-permitting program under the Clean Air Act
NYMEX	The New York Mercantile Exchange
OPEB	Postretirement benefit plans other than pensions
Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007
Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline Gas Company, LLC, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission
PBO	Projected benefit obligation
PCB	Polychlorinated biphenyl
Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle
PISP	Performance Incentive Stock Plan
PPA	Power purchase agreement
PSCR	Power supply cost recovery
PSD	Prevention of Significant Deterioration
PURPA	Public Utility Regulatory Policies Act of 1978
REC	Renewable energy credit established under the 2008 Energy Law
Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act
RMRR	Routine maintenance, repair, and replacement
ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility
SERP	Supplemental Executive Retirement Plan
Sherman Act	Sherman Antitrust Act, enacted in 1890
Smart Grid	Consumers’ grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Stranded costs	Costs such as owned and purchased generation and regulatory assets that are incurred by utilities to serve their customers in a regulated monopoly environment, and which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs
Superfund	Comprehensive Environmental Response, Compensation and Liability Act
Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform
TAQA	Abu Dhabi National Energy Company, a subsidiary of Abu Dhabi Water and Electricity Authority, a non-affiliated company
Terminal Rental Adjustment Clause	A provision of a leasing agreement which permits or requires the rental price to be adjusted upward or downward by reference to the amount realized by the lessor under the agreement upon sale or other disposition of formerly leased property
T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA-CO has a 50 percent interest
Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.
Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts
TSR	Total shareholder return
U.S.	United States
USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC
UWUA	Utility Workers Union of America, AFL-CIO
VEBA	Voluntary employees’ beneficiary association trusts accounts established specifically to set aside employer-contributed assets to pay for future expenses of the OPEB plan
VIE	Variable interest entity
Wolverine	Wolverine Power Supply Cooperative, Inc., a non-affiliated company
XBRL	eXtensible Business Reporting Language
Zeeland	A 935 MW gas-fueled power plant located in Zeeland, Michigan

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

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

•	the impact of regulation by the MPSC or FERC and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures;

•

potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities, including the treatment of Consumers’ pilot electric and gas revenue decoupling mechanisms;

•

changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy, the environment, regulation, health care reforms (including the Health Care Acts), taxes, accounting matters, and other business issues that could have an impact on CMS Energy’s or Consumers’ businesses or financial results, including potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

•

potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before the MDEQ and/or EPA, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers’ RMRR classification under NSR regulations;

•

changes in energy markets, including availability of capacity and the timing and extent of changes in commodity prices and availability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products;

•

the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates;

•

the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans and the discount rates applicable to their plan obligations, and the resulting impact on future funding requirements;

•

the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital;

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

•	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

•	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers;

•

the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including their strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

•

factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction material pricing, availability of qualified construction personnel, permitting, and government approvals;

•

factors affecting operations, such as costs and availability of personnel, equipment, and materials, unusual weather conditions, catastrophic weather-related damage, scheduled or unscheduled equipment outages, maintenance or repairs, environmental incidents, and electric transmission and distribution or gas pipeline system constraints;

•

potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, or operations due to accidents, explosions, physical disasters, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

•	changes or disruption in fuel supply, including but not limited to rail or vessel transport of coal and pipeline transport of natural gas;

•

potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident;

•	technological developments in energy production, delivery, usage, and storage;

•	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

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

•

restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances;

•

earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

•

changes in financial or regulatory accounting principles or policies, including a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

•	other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.

For additional details regarding these and other uncertainties, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, MD&A, Outlook and Notes to the Consolidated Financial Statements, Note 5, Contingencies and Commitments and Note 6, Regulatory Matters.

PART I

ITEM 1. BUSINESS

GENERAL

CMS ENERGY

CMS Energy was formed as a corporation in Michigan in 1987 and is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers serves individuals and businesses operating in the alternative energy, automotive, chemical, metal, and food products industries, as well as a diversified group of other industries. CMS Enterprises, through its subsidiaries and equity investments, is engaged primarily in independent power production and owns power generation facilities fueled mostly by natural gas and biomass.

CMS Energy manages its businesses by the nature of services each provides and operates, principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers’ consolidated operations account for substantially all of CMS Energy’s total assets, income, and operating revenue. CMS Energy’s consolidated operating revenue was $6.5 billion in 2011, $6.4 billion in 2010, and $6.2 billion in 2009.

For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to all of CMS Energy’s business segments and operations, see Item 8. Financial Statements and Supplementary Data, CMS Energy’s Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

CONSUMERS

Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric distribution and generation facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.7 million of Michigan’s 10 million residents. Consumers’ rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in “CMS Energy and Consumers Regulation” in this Item 1.

Consumers’ consolidated operating revenue was $6.3 billion in 2011, $6.2 billion in 2010, and $6.0 billion in 2009. For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to Consumers’ electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data, Consumers’ Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

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

In 2011, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan’s Lower Peninsula. Presented in the following map is Consumers’ service territory:

BUSINESS SEGMENTS

CONSUMERS ELECTRIC UTILITY

Electric Utility Operations: Consumers’ electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $3.9 billion in 2011, $3.8 billion in 2010, and $3.4 billion in 2009. Consumers’ electric utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula. Presented in the following illustration is Consumers’ 2011 electric utility operating revenue of $3.9 billion by customer class:

Consumers’ electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In each of 2011 and 2010, Consumers’ electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh. Net bundled sales were 34 billion kWh in each of 2011 and 2010.

Consumers’ electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers’ monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2011 and 2010:

Consumers’ 2011 summer peak demand was 8,930 MW, which included ROA demand of 624 MW. For the 2010-2011 winter period, Consumers’ peak demand was 6,201 MW, which included ROA demand of 489 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term contracts, capacity required to supply its projected firm peak load and necessary reserve margin for summer 2012.

Electric Utility Properties: Consumers’ distribution system includes:

•	413 miles of high-voltage distribution radial lines operating at 120 kilovolts or above;

•	4,244 miles of high-voltage distribution overhead lines operating at 23 kilovolts and 46 kilovolts;

•	17 miles of high-voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts;

•	55,953 miles of electric distribution overhead lines;

•	10,112 miles of underground distribution lines; and

•	substations with an aggregate transformer capacity of 24 million kVA.

Consumers is interconnected to the interstate high-voltage electric transmission system owned by METC and operated by MISO, to neighboring utilities, and to other transmission systems.

At December 31, 2011, Consumers’ electric generating system consisted of the following:

Name and Location (Michigan)	Number of Units and Year Entered Service	2011 Generation Capacity[1] (MW)		2011 Net Generation (GWh)
Coal Generation
J. H. Campbell 1 & 2 — West Olive	2 Units, 1962-1967	615		2,764
J. H. Campbell 3 — West Olive[2]	1 Unit, 1980	770		5,171
B. C. Cobb 4 & 5 — Muskegon[3]	2 Units, 1956-1957	310		1,501
D. E. Karn — Essexville	2 Units, 1959-1961	515		2,671
J. C. Weadock — Essexville[3]	2 Units, 1955-1958	290		1,770
J. R. Whiting — Erie[3]	3 Units, 1952-1953	323		1,591

Total coal generation		2,823		15,468

Oil/Gas/Steam Generation
B. C. Cobb 1 – 3 — Muskegon	3 Units, 1999-2000[4]	—		—
D. E. Karn — Essexville	2 Units, 1975-1977	1,276		91
Zeeland (combined cycle) — Zeeland	1 Unit, 2002	534		1,660

Total oil/gas/steam generation		1,810		1,751

Hydroelectric
Conventional hydro generation	13 Plants, 1906-1949	77		425
Ludington — Ludington	6 Units, 1973	955	[5]	(365)[6]

Total hydroelectric		1,032		60

Gas/Oil Combustion Turbine
Various plants	7 Plants, 1966-1971	150		7
Zeeland (simple cycle) — Zeeland	2 Units, 2001	315		161

Total gas/oil combustion turbine		465		168

Total owned generation		6,130		17,447
Purchased and interchange power[7]		2,458	[8]	19,499 [9]

Total supply		8,588		36,946

Generation and transmission use/loss				(3,011)

Total net bundled sales				33,935

[1]	Represents each plant’s electric generation capacity during the summer months.

[2]	Represents Consumers’ share of the capacity of the J. H. Campbell 3 unit, net of the 6.69 percent ownership interest of the Michigan Public Power Agency and Wolverine.

[3]

In December 2011, Consumers announced its plans to mothball seven smaller coal-fueled units effective January 2015. For further information, see Item 8. Financial Statements and Supplementary Data, MD&A, Outlook.

[4]

B. C. Cobb 1-3 are retired coal-fueled units that were converted to gas-fueled units. B. C. Cobb 1-3 were placed back into service in the years indicated, and subsequently mothballed beginning in April 2009. Consumers has received a one-year extension of the mothball period to April 2013 and will reevaluate the status of B. C. Cobb 1-3 before that time.

[5]	Represents Consumers’ 51 percent share of the capacity of Ludington. Detroit Edison owns the remaining 49 percent.

[6]

Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

[7]	Includes purchases from the Midwest Energy Market, long-term purchase contracts, and seasonal purchases.

[8]	Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

[9]	Includes 2,723 GWh of purchased energy from the MCV Facility and 6,641 GWh of purchased energy from Palisades.

As shown in the following illustration, Consumers’ 2011 generation capacity of 8,588 MW, including capacity of 2,458 MW purchased, relied on a variety of fuel sources:

Consumers generated power from the following sources:

	GWh
Net Generation	2011	2010	2009	2008	2007
Owned Generation
Coal	15,468	17,879	17,255	17,701	17,903
Gas	1,912	1,043	565	804	129
Renewable energy (hydro)	425	365	466	454	416
Oil	7	21	14	41	112
Nuclear	—	—	—	—	1,781
Net pumped storage[1]	(365)	(366)	(303)	(382)	(478)

Total owned generation	17,447	18,942	17,997	18,618	19,863

Purchased and Interchange Power
Purchased renewable energy[2]	1,587	1,582	1,472	1,503	1,480
Purchased generation — other[2]	11,087	10,421	10,066	12,140	11,022
Net interchange power[3]	6,825	6,045	6,925	6,653	8,009

Total purchased and interchange power	19,499	18,048	18,463	20,296	20,511

Total supply	36,946	36,990	36,460	38,914	40,374

[1]

Represents Consumers’ share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

[2]	Includes purchases from long-term purchase contracts.

[3]	Includes purchases from the Midwest Energy Market and seasonal purchases.

The cost of all fuels consumed, shown in the following table, fluctuates with the mix of fuel used.

	Cost Per Million Btu
Fuel Consumed	2011	2010	2009	2008	2007
Coal	$2.94	$2.51	$2.37	$2.01	$2.04
Gas	4.95	5.57	6.57	10.94	10.29
Oil	18.55	10.98	9.59	11.54	8.21
Nuclear	—	—	—	—	0.42
All fuels[1]	$3.18	$2.71	$2.56	$2.47	$2.07

[1]	Weighted-average fuel costs

In 2011, Consumers’ four coal-fueled generating sites burned 9 million tons of coal and produced a combined total of 15,468 GWh of electricity, which represented 42 percent of the energy provided by Consumers to meet customer demand.

In order to obtain its coal requirements, Consumers enters into physical coal supply contracts. At December 31, 2011, Consumers had contracts to purchase coal through 2014; these contracts total $261 million. All of Consumers’ coal supply contracts have fixed prices. At December 31, 2011, Consumers had 86 percent of its 2012 expected coal requirements under contract, as well as a 41-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has long-term transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers’ generating facilities. Consumers’ coal transportation contracts expire from 2012 through 2014; these contracts total $427 million.

During 2011, Consumers purchased 53 percent of the electricity it provided to customers through long-term PPAs, seasonal purchases, and the Midwest Energy Market. Consumers offers its generation into the Midwest Energy Market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the Midwest Energy Market to meet its customers’ needs during peak demand periods.

At December 31, 2011, Consumers had unrecognized future commitments (amounts for which liabilities, in accordance with GAAP, have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants’ availability or deliverability. The payments for 2012 through 2040 total $15.3 billion and range from $901 million to $1.1 billion annually for each of the next five years. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers’ future capacity and energy purchase obligations, see Item 8. Financial Statements and Supplementary Data, MD&A, Capital Resources and Liquidity.

Electric Utility Competition: Consumers’ electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of weather-adjusted retail sales for the preceding calendar year. At December 31, 2011, electric deliveries under the ROA program were at the ten percent limit. Alternative electric suppliers were providing 785 MW of generation service to ROA customers.

Consumers also has competition or potential competition from:

•	industrial customers relocating all or a portion of their production capacity outside Consumers’ service territory for economic reasons;

•	municipalities owning or operating competing electric delivery systems; and

•	customer self-generation.

Consumers addresses this competition by monitoring activity in adjacent areas and monitoring compliance with the MPSC’s and FERC’s rules, providing non-energy services, adding value to customers through Consumers’ rates and service, and providing tariff-based incentives that support economic development.

CONSUMERS GAS UTILITY

Gas Utility Operations: Consumers’ gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of $2.3 billion in 2011, $2.4 billion in 2010, and $2.6 billion in 2009. Consumers’ gas utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan’s Lower Peninsula.

Presented in the following illustration is Consumers’ 2011 gas utility operating revenue of $2.3 billion by customer class:

Consumers’ gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers’ largest customers is not reasonably likely to have a material adverse effect on Consumers’ financial condition.

In 2011, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 337 bcf, which included GCC deliveries of 48 bcf. In 2010, deliveries of natural gas, including off-system transportation deliveries, through Consumers’ pipeline and distribution network, totaled 317 bcf, which included GCC deliveries of 36 bcf. Consumers’ gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher. Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel. During 2011, 46 percent of the natural gas supplied to all customers during the winter months was supplied from storage. Presented in the following illustration are Consumers’ monthly weather-adjusted gas deliveries to its customers, including GCC deliveries, during 2011 and 2010:

Gas Utility Properties: Consumers’ gas distribution and transmission system located in Michigan’s Lower Peninsula consists of:

•	26,623 miles of distribution mains;

•	1,666 miles of transmission lines;

•	seven compressor stations with a total of 150,635 installed and available horsepower; and

•	15 gas storage fields with an aggregate storage capacity of 307 bcf and a working storage capacity of 142 bcf.

Gas Utility Supply: In 2011, Consumers purchased 70 percent of the gas it delivered from U.S. producers and 10 percent from Canadian producers. The remaining 20 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2011:

Firm transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers’ firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Panhandle, Trunkline Gas Company, LLC, and Vector Pipeline L.P. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers’ firm gas transportation contracts expire through 2017 and provide for the delivery of 65 percent of Consumers’ total gas supply requirements. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition: Competition exists in various aspects of Consumers’ gas utility business. Competition comes from other gas suppliers taking advantage of direct access to Consumers’ customers (GCC) and from alternative fuels and energy sources, such as propane, oil, and electricity.

ENTERPRISES SEGMENT — NON-UTILITY OPERATIONS AND INVESTMENTS

CMS Energy’s enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic independent power production and the marketing of independent power production. The enterprises segment’s operating revenue included in income from continuing operations in CMS Energy’s consolidated financial statements was $204 million in 2011, $238 million in 2010, and $216 million in 2009. The enterprises segment’s operating revenue included in income (loss) from discontinued operations in CMS Energy’s consolidated financial statements was less than $1 million in 2011, $10 million in 2010, and $7 million in 2009.

Independent Power Production: At December 31, 2011, CMS Energy had ownership interests in independent power plants totaling 1,135 gross MW or 1,034 net MW. (Net MW reflects that portion of the gross capacity relating to CMS Energy’s ownership interests.) Presented in the following table are CMS Energy’s interests in independent power plants at December 31, 2011:

Location	Primary Fuel Type	Ownership Interest (%)	Gross Capacity (MW)	Gross Capacity Under Long-Term Contract (%)
Dearborn, Michigan	Natural gas	100	710	20
Gaylord, Michigan	Natural gas	100	156	59
Comstock, Michigan	Natural gas	100	68	59
Filer City, Michigan	Coal	50	73	100
Flint, Michigan	Biomass	50	40	100
Grayling, Michigan	Biomass	50	38	100
New Bern, North Carolina	Biomass	50	50	100

Total			1,135

The operating revenue from independent power production included in income from continuing operations in CMS Energy’s consolidated financial statements was $17 million in 2011 and $18 million in each of 2010 and 2009. The operating revenue from independent power production included in income (loss) from discontinued operations in CMS Energy’s consolidated financial statements was less than $1 million in 2011, $10 million in 2010, and $7 million in 2009. CMS Energy’s independent power production business faces competition from generators, marketers and brokers, and utilities marketing power in the wholesale market.

Energy Resource Management: CMS ERM purchases and sells energy commodities in support of CMS Energy’s generating facilities and continues to focus on optimizing CMS Energy’s independent power production portfolio. In 2011, CMS ERM marketed 17 bcf of natural gas and 2,417 GWh of electricity. All marketed electricity was generated by independent power production of the enterprises segment. CMS ERM’s operating revenue included in income from continuing operations in CMS Energy’s consolidated financial statements was $187 million in 2011, $220 million in 2010, and $198 million in 2009.

OTHER BUSINESSES

EnerBank: EnerBank, a wholly owned subsidiary of CMS Energy, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank’s operating revenue included in income from continuing operations in CMS Energy’s consolidated financial statements was $46 million in 2011, $38 million in 2010, and $26 million in 2009.

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, local, and foreign governmental agencies, including those described in the following sections.

FERC

FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG. Among other things, FERC has jurisdiction over acquisitions, operations, and disposals of certain assets and facilities, services provided and rates charged, conduct among affiliates, and limited jurisdiction over holding company matters with respect to CMS Energy. FERC, in connection with NERC and with regional reliability organizations, also regulates generation owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system. Certain aspects of Consumers’ gas business are also subject to regulation by FERC.

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

Rate Proceedings: For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 6, Regulatory Matters.

OTHER REGULATION

The U.S. Secretary of Energy regulates imports and exports of natural gas and has delegated various aspects of this jurisdiction to FERC and the DOE’s Office of Fossil Fuels.

The U.S. Department of Transportation Office of Pipeline Safety regulates the safety and security of gas pipelines through the Natural Gas Pipeline Safety Act of 1968 and subsequent laws.

EnerBank is regulated by the State of Utah and the FDIC.

ENERGY LEGISLATION

CMS Energy, Consumers, and their subsidiaries are subject to various legislative-driven matters, including Michigan’s 2008 Energy Law. This law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. The 2008 Energy Law also requires Consumers to prepare an energy optimization plan and achieve annual sales reduction targets through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015. The 2008 Energy Law also reformed the Customer Choice Act to limit alternative energy suppliers to supplying no more than ten percent of Consumers’ weather-adjusted sales. For additional information regarding Consumers’ renewable energy and energy optimization plans and the Customer Choice Act, see Item 8. Financial Statements and Supplementary Data, MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties.”

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters. For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 5, Contingencies and Commitments.

CMS Energy has recorded a significant liability for its affiliates’ obligations associated with Bay Harbor and Consumers has recorded a significant liability for its obligations at a number of MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 5, Contingencies and Commitments.

Air: Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants and to convert electric generating units to burn cleaner fuels. Consumers estimates that it will incur expenditures of $1.2 billion from 2012 through 2018 to comply with present and future federal and state regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. Consumers’ estimate may increase if additional laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide.

Solid Waste Disposal: Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Historically, Consumers has worked with others to reuse 30 to 40 percent of ash produced by its coal-fueled plants, and sells ash for use as a Portland cement replacement in concrete products, as feedstock for the manufacture of Portland cement, and for other environmentally-compatible uses. Consumers’ solid waste disposal areas are regulated under Michigan’s solid waste rules. Consumers has converted all of its fly ash handling systems to dry systems, which reduce landfill venting substantially. All of Consumers’ ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections. The EPA has proposed new federal regulations for ash disposal areas. Consumers estimates that it will incur expenditures of $150 million from 2012 through 2018 to comply with future regulations relating to ash disposal, assuming ash is regulated as a non-hazardous solid waste.

Water: Consumers uses significant amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program. To comply with such regulation, Consumers’ facilities have discharge monitoring programs. The EPA is developing new regulations related to cooling water intake systems, but these new regulations are not expected to take effect until after 2018. Accordingly, Consumers does not presently expect to incur any significant expenditures to comply with future regulations relating to cooling water intake systems through 2018. Significant expenditures could be required beyond 2018, but until a rule is final any potential expenditures are difficult to predict. Consumers also expects the EPA to propose new federal regulations for wastewater discharges from electric generating plants in July 2012, with a final rule in 2014. Consumers’ preliminary estimate of expenditures to comply with these expected regulations is $150 million from 2012 through 2018.

For further information concerning estimated capital expenditures related to air, solid waste disposal, and water see Item 8. Financial Statements and Supplementary Data, MD&A, Outlook, “Consumers’ Electric Utility Business Outlook and Uncertainties – Electric Environmental Estimates.”

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

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2011	2010	2009
CMS ENERGY, INCLUDING CONSUMERS
Number of full-time-equivalent employees	7,727	7,822	8,039
CONSUMERS
Number of full-time-equivalent employees	7,435	7,522	7,755

CMS ENERGY EXECUTIVE OFFICERS (as of February 1, 2012)

Name	Age	Position	Period
John G. Russell	54	President and CEO of CMS Energy	5/2010-Present
		President and CEO of Consumers	5/2010-Present
		Director of CMS Energy	5/2010-Present
		Director of Consumers	5/2010-Present
		Director of CMS Enterprises	5/2010-Present
		Chairman of the Board, President, and CEO of CMS Enterprises	5/2010-Present
		President and Chief Operating Officer of Consumers	2004-5/2010

Thomas J. Webb	59	Executive Vice President and CFO of CMS Energy	2002-Present
		Executive Vice President and CFO of Consumers	2002-Present
		Executive Vice President and CFO of CMS Enterprises	2002-Present
		Director of CMS Enterprises	2002-Present

James E. Brunner	59	Senior Vice President and General Counsel of CMS Energy	11/2006-Present
		Senior Vice President and General Counsel of Consumers	11/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	2006-Present
		Senior Vice President of CMS Enterprises	2006-11/2007

John M. Butler	47	Senior Vice President of CMS Energy	2006-Present
		Senior Vice President of Consumers	2006-Present
		Senior Vice President of CMS Enterprises	2006-Present

David G. Mengebier	54	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	2003-Present

Glenn P. Barba	46	Vice President, Controller, and CAO of CMS Energy	2003-Present
		Vice President, Controller, and CAO of Consumers	2003-Present
		Vice President, Controller, and CAO of CMS Enterprises	11/2007-Present
		Vice President and CAO of CMS Enterprises	2003-11/2007

There are no family relationships among executive officers and directors of CMS Energy.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy after the next annual election of Directors of CMS Energy (scheduled to be held on May 18, 2012).

CONSUMERS EXECUTIVE OFFICERS (as of February 1, 2012)

Name	Age	Position	Period
John G. Russell	54	President and CEO of CMS Energy	5/2010-Present
		President and CEO of Consumers	5/2010-Present
		Director of CMS Energy	5/2010-Present
		Director of Consumers	5/2010-Present
		Director of CMS Enterprises	5/2010-Present
		Chairman of the Board, President, and CEO of CMS Enterprises	5/2010-Present
		President and Chief Operating Officer of Consumers	2004-5/2010

Thomas J. Webb	59	Executive Vice President and CFO of CMS Energy	2002-Present
		Executive Vice President and CFO of Consumers	2002-Present
		Executive Vice President and CFO of CMS Enterprises	2002-Present
		Director of CMS Enterprises	2002-Present

James E. Brunner	59	Senior Vice President and General Counsel of CMS Energy	11/2006-Present
		Senior Vice President and General Counsel of Consumers	11/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	2006-Present
		Senior Vice President of CMS Enterprises	2006-11/2007

John M. Butler	47	Senior Vice President of CMS Energy	2006-Present
		Senior Vice President of Consumers	2006-Present
		Senior Vice President of CMS Enterprises	2006-Present

David G. Mengebier	54	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	2003-Present

William E. Garrity	63	Senior Vice President of Consumers	2005-Present

Jackson L. Hanson	55	Senior Vice President of Consumers	5/2010-Present
		Vice President of Consumers	11/2006-5/2010

Daniel J. Malone	51	Senior Vice President of Consumers	5/2010-Present
		Vice President of Consumers	6/2008-5/2010
		Site Business Manager of Consumers	12/2006-6/2008

Glenn P. Barba	46	Vice President, Controller, and CAO of CMS Energy	2003-Present
		Vice President, Controller, and CAO of Consumers	2003-Present
		Vice President, Controller, and CAO of CMS Enterprises	11/2007-Present
		Vice President and CAO of CMS Enterprises	2003-11/2007

There are no family relationships among executive officers and directors of Consumers.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors of Consumers after the next annual election of Directors of Consumers (scheduled to be held on May 18, 2012).

AVAILABLE INFORMATION

CMS Energy’s internet address is www.cmsenergy.com. Information contained on CMS Energy’s website is not incorporated herein. All of CMS Energy’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy’s website. These reports are available soon after they are filed electronically with the SEC. Also on CMS Energy’s website are its:

•	Corporate Governance Principles;

•	Codes of Conduct:

•	CMS Energy Corporation/Consumers Energy Company Board of Directors Code of Conduct — January 2012

•	Code of Conduct and Guide to Ethical Business Behavior 2010

•	Guide to Ethical Business Behavior Addendum — March 1, 2011;

•	Board committee charters (including the Audit Committee, the Compensation and Human Resources Committee, the Finance Committee, and the Governance and Public Responsibility Committee); and

•	Articles of Incorporation (and amendments) and Bylaws.

CMS Energy will provide this information in print to any stockholder who requests it.

Any materials CMS Energy files with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is www.sec.gov.

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

Due to its holding company structure, CMS Energy depends on dividends from its subsidiaries to meet its debt service and other payment obligations. Consumers’ ability to pay dividends or acquire its own stock from CMS Energy is limited by restrictions contained in Consumers’ preferred stock provisions and potentially by other legal restrictions, such as certain terms in its articles of incorporation, and by FERC requirements. At December 31, 2011, under its articles of incorporation, Consumers had $493 million of unrestricted retained earnings available to pay common stock dividends. If sufficient dividends are not paid to CMS Energy by its subsidiaries, CMS Energy may not be able to generate the funds necessary to fulfill its payment obligations, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

CMS Energy has indebtedness that could limit its financial flexibility and hence its ability to meet its debt service obligations.

At December 31, 2011, CMS Energy, including Consumers, had $7.1 billion aggregate principal amount of indebtedness, including $29 million of subordinated indebtedness relating to its convertible preferred securities. CMS Energy had $2.3 billion aggregate principal amount of indebtedness at December 31, 2011. At December 31, 2011, there were no borrowings and $3 million of letters of credit outstanding under CMS Energy’s revolving credit agreement. CMS Energy and its subsidiaries may incur additional indebtedness in the future.

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

CMS Energy cannot predict the outcome of regulatory reviews and claims regarding its environmental remediation obligation at Bay Harbor.

CMS Energy has participated in discussions with the EPA and the MDEQ relating to proposals by CMS Land and CMS Capital to remedy the flow of leachate from buried CKD piles at the Bay Harbor site to Lake Michigan and related environmental issues. CMS Energy has reached a tentative agreement with the MDEQ that identifies the final remedies at the site. The parties are awaiting EPA review prior to finalizing the agreement. In December 2010, the MDEQ issued a five-year NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. Discharge of treated leachate at the site has commenced. Costs to treat and discharge collected leachate under this permit could exceed present expectations. Additionally, CMS Land and CMS Capital could be required to alter their present water disposal strategy upon expiration of this permit if the MDEQ or EPA identify a more suitable option, or if the permit itself is challenged before the MDEQ or the courts. CMS Land and CMS Capital, the MDEQ, the EPA, and other parties continue to negotiate the long-term remedy for the Bay Harbor site. These negotiations are focused on, among other things, issues related to:

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

CMS Energy and Consumers expect to incur additional significant costs related to remediation of former MGP sites.

Consumers is presently monitoring or remediating 23 former MGP sites. Consumers is working collaboratively with the MDEQ to agree upon executable remediation plans. About one-third of the 23 sites have been remediated to the extent possible and are now being monitored. The remaining sites are being actively remediated through excavation, treatment at the site, containment, and/or natural reduction; two of these sites require complex remediation plans due to the involvement of surface water.

The MDEQ established a “No Further Action” status for these sites in late 2010 and is presently overhauling the implementation of the 2010 statutory revisions with a focus on streamlining the process, reasonable and consistent implementation, and risk-based techniques.

CMS Energy and Consumers expect to incur additional significant costs related to the remediation of these former MGP sites. Based upon prior MPSC orders, Consumers expects to be able to recover the costs of these cleanup activities through its gas rates, but cannot guarantee that outcome.

CMS Energy could be affected adversely by a regulatory investigation and civil lawsuits regarding pricing information that CMS MST and CMS Field Services provided to market publications.

In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy has cooperated with the DOJ’s investigation regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation or the amount of any fines or penalties that may be imposed and what effect, if any, the investigation will have on CMS Energy.

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

In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus interest, in connection with the sale. CMS Energy has concluded that the government’s tax claim is without merit. The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim. CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter. It is possible that the outcome of this matter could have a material adverse effect on CMS Energy’s liquidity, financial condition, and results of operations.

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

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, letters of credit, and other contingent liabilities. Consumers’ capital requirements are expected to be substantial over the next several years as it implements renewable power generation and environmental projects, and those requirements may increase if additional laws or regulations are adopted or implemented.

CMS Energy and Consumers rely on the capital markets, particularly for publicly offered debt, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs if internal funds are not available from Consumers’ operations and, in the case of CMS Energy, dividends from Consumers and its other subsidiaries. CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect CMS Energy’s and Consumers’ access to liquidity needed for their respective businesses, as could Consumers’ inability to obtain prior FERC authorization for any securities issuances, including publicly offered debt, as is required under the Federal Power Act. Any disruption or inability to obtain FERC authorization could require CMS Energy and Consumers to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for their business needs can be arranged. These measures could include deferring capital expenditures, changing CMS Energy’s and Consumers’ commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.

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

CMS Energy, Consumers, and their subsidiaries are subject to costly and increasingly stringent environmental regulations. They believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment installation and upgrades.

In August 2011, the EPA finalized and promulgated CSAPR as a replacement for CAIR. CSAPR was scheduled to take effect on January 1, 2012, and CMS Energy and Consumers were prepared to comply. In December 2011, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, and CAIR remains in effect.

In December 2011, the EPA issued the maximum achievable control technology standard for electric generating units, also known as the EGU MACT. This final rule, which the EPA has renamed MATS, is expected to have a significant impact on Consumers’ coal-fueled generating fleet.

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

In 2011, 98 percent of the energy generated by Consumers came from fossil-fueled power plants, with 87 percent coming from coal-fueled power plants. The emissions from fossil-fueled power plants are presently subject to greenhouse gas regulations. CMS Enterprises also has interests in fossil-fueled power plants and other types of power plants that produce greenhouse gases. Federal laws and rules limiting the emission of greenhouse gases or similar state laws and rules, if enacted, as well as international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in non-fossil-fuel generating capacity, or take other significant steps to manage or lower the emission of greenhouse gases.

The following risks related to climate change and emissions could also have a material adverse impact on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations:

•	litigation originated by third parties against CMS Energy, Consumers, or their subsidiaries due to CMS Energy’s or Consumers’ greenhouse gas or other emissions;

•

impairment of CMS Energy’s or Consumers’ reputation due to its greenhouse gas or other emissions and public perception of its response to potential environmental regulations, rules, and legislation; and

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

The EPA is revising regulations that govern cooling water intake structures aimed at protecting aquatic life and that govern water discharges. Costs associated with these revisions could be material to CMS Energy, Consumers, and CMS Enterprises and result in operational changes or possibly significant impacts on the economics of generating units.

CMS Energy and Consumers expect to collect fully from their customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, it could negatively affect CMS Energy’s and/or Consumers’ liquidity, results of operations, and financial condition and CMS Energy and/or Consumers could be required to seek significant additional financing to fund these expenditures.

CMS Energy’s and Consumers’ businesses could be affected adversely by any delay in meeting environmental requirements.

A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits or approvals to satisfy any applicable environmental regulatory requirements or install emission control equipment could:

•	prevent the construction of new facilities;

•	prevent the continued operation and sale of energy from existing facilities;

•	prevent the modification of existing facilities; or

•	result in significant additional costs that could have a material adverse effect on their liquidity, financial condition, and results of operations.

Market performance and other changes could decrease the value of employee benefit plan assets, which then could require significant funding.

The performance of the capital markets affects the values of assets that are held in trust to satisfy future obligations under CMS Energy’s and Consumers’ pension and postretirement benefit plans. CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below CMS Energy’s and Consumers’ forecasted return rates. A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels may significantly increase the funding requirements of these obligations. Also, changes in demographics, including increased number of retirements or changes in life expectancy assumptions, may significantly increase the funding requirements of the obligations related to the pension and postretirement benefit plans. If CMS Energy and Consumers were unable to manage their pension and postretirement plan assets successfully, it could have a material adverse effect on their liquidity, financial condition, and results of operations.

Periodic reviews of the values of CMS Energy’s and Consumers’ assets could result in impairment charges.

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

CMS Energy and Consumers are subject to information security risks, risks of unauthorized access to their systems, and technology failures.

In the regular course of business, CMS Energy and Consumers handle a range of sensitive security and customer information. CMS Energy and Consumers are subject to laws and rules issued by various agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of CMS Energy’s and Consumers’ information systems could involve theft or the inappropriate release of certain types of information, such as confidential customer information or, separately, system operating information. Such events could disrupt operations, subject CMS Energy and Consumers to possible financial liability, diminish their reputation and the confidence of customers, and have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial conditions, and results of operations.

CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, CMS Energy’s and Consumers’ technology systems are vulnerable to disability, failures, and unauthorized access. Those failures or breaches could impact the reliability of electric and gas generation and delivery and also subject CMS Energy and Consumers to financial harm. If CMS Energy’s and Consumers’ technology systems were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised, which could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.

A variety of technological tools and systems, including both company-owned information technology and technological services provided by outside parties, support critical functions. The failure of these technologies, or the inability of CMS Energy and Consumers to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder their business operations and materially adversely affect their liquidity, financial condition, and results of operations.

CMS Energy’s and Consumers’ businesses have safety risks.

Consumers’ electric and gas delivery systems, power plants, gas infrastructure, and energy products could be involved in accidents that result in injury or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles and self-insurance amounts that could be material), depending upon the nature or severity of any incident or accident, CMS Energy or Consumers could suffer financial loss, damage to its reputation, and negative repercussions from regulatory agencies or other public authorities.

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

Energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to CMS Energy and Consumers or increased volatility of their earnings.

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

Consumers’ electric and gas utility businesses are affected by the economic conditions impacting the customers they serve. Although Consumers believes that economic conditions in Michigan are improving, the economy in Consumers’ service territories continues to be affected adversely by the recession and its impact on the state’s automotive and real estate sectors and by relatively high unemployment. The Michigan economy also has been affected negatively by the uncertainty in the financial and credit markets. If economic conditions in Michigan decline further, Consumers may experience reduced demand for electricity or natural gas that could result in decreased earnings and cash flow. In addition, economic conditions in Consumers’ service territory affect its collections of accounts receivable and levels of lost or stolen gas, which in turn impact its liquidity, financial condition, and results of operations.

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

Unforeseen maintenance of our power plants may be required for many reasons, including catastrophic events such as fires, explosions, floods, or other acts of God, equipment failure, operator error, or to comply with environmental or safety regulations. When unplanned maintenance work is required on power plants or other equipment, Consumers will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that exceed Consumers’ costs of generation. If Consumers were unable to recover any of these increased costs in rates, it could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

A work interruption or other union actions could adversely affect Consumers.

Over 40 percent of Consumers’ employees are represented by a union. If these employees were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in future labor agreements were renegotiated, Consumers could experience a significant disruption in its operations and higher ongoing labor costs.

Failure to attract and retain an appropriately qualified workforce could harm CMS Energy’s and Consumers’ results of operations.

The workforce of CMS Energy and Consumers is aging and a number of employees will become eligible to retire within the next few years. If CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs. These challenges could include a lack of resources, loss of knowledge, and delays in skill development. Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents. Failing to train replacement employees adequately and to transfer internal knowledge and expertise could affect CMS Energy’s and

Consumers’ ability to manage and operate their businesses. If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their results of operations could be affected negatively.

Consumers may not be able to obtain an adequate supply of coal or natural gas, which could limit its ability to operate its electric generation facilities or serve its natural gas customers.

Consumers is dependent on coal for a significant portion of its electric generating capacity. While Consumers has coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to Consumers. The suppliers under the agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to Consumers. In addition, suppliers under these agreements may not be required to supply coal to Consumers under certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its coal requirements under existing or future coal supply and transportation contracts, it might be required to purchase coal at higher prices or forced to purchase electricity from higher cost generating resources in the Midwest Energy Market, which would increase Consumers’ working capital requirements.

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

There are multiple proceedings pending before FERC involving transmission matters. CMS Energy and Consumers cannot predict the impact of these electric industry restructuring proceedings on their liquidity, financial condition, and results of operations.

Electric industry legislation in Michigan, coupled with increased competition in gas and electric markets, could have a material adverse effect on CMS Energy’s and Consumers’ businesses.

The 2008 Energy Law, among other things, limits alternative electric supply to ten percent of weather-adjusted retail sales for the preceding calendar year. Lower natural gas prices due to a large supply of natural gas on the market, coupled with low capacity prices in the electric supply market, are placing increasing competitive pressure on Consumers’ electric supply. Presently, the ROA level on Consumers’ system is at the ten-percent cap and there is a backlog. Proposals have been made to raise the ROA limit above ten percent, which, if enacted, could have a material adverse effect on Consumers’ business. Proposals also have been made to increase the electric sales volume that will be required from renewable energy sources, including a proposal that would amend the Michigan Constitution to increase the electric sales volume required from renewable energy sources to 25 percent by 2025. Other new legislation or interpretations could change how the businesses of CMS Energy and Consumers operate, impact Consumers’ ability to recover costs through rate increases, or require CMS Energy and Consumers to incur additional expenses.

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

CMS Energy and Consumers are subject to rate regulation. Electric and gas rates for their utilities are set by the MPSC and cannot be increased without regulatory authorization. While Consumers is permitted by the 2008 Energy Law to self-implement rate changes six months after a rate filing with the MPSC, subject to certain limitations, if a final rate order from the MPSC provides for lower rates than Consumers self-implemented, Consumers must refund the difference, with interest. Also, the MPSC may delay or deny implementation of a rate increase upon showing of good cause. In February 2011, the MPSC found good cause to delay Consumers’ self-implementation of its requested gas rate increase.

In addition, Consumers’ plans for making significant capital investments, including modifications to meet new environmental requirements and investment in new generation, could be affected adversely or could have a material adverse effect on Consumers if rate regulators fail to provide timely rate relief. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of modifications to meet environmental requirements and other prudent investments. In addition, because certain costs are mandated by state requirements for cost recovery, such as resource additions to meet Michigan’s renewable resource standard, regulators could be more inclined to oppose rate increases for other required items and investments. Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including failure of Michigan’s economy to improve sufficiently or diminishment of Consumers’ customer base. In addition to potentially affecting Consumers’ investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, costs associated with the proposed retirement and decommissioning of facilities, MISO energy and transmission costs, costs associated with energy efficiency investments and state or federally mandated renewable resource standards, Smart Grid program costs, or expenditures subjected to tracking mechanisms. These orders could also result in adverse regulatory treatment of other matters including, but not limited to, prevention or curtailment of shutoffs for non-paying customers, Consumers’ electric and gas revenue decoupling mechanisms, prevention or curtailment of rights to self-implement rate requests, refunds of previously self-implemented rates, or the allocation of the DOE settlement amount.

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

The Financial Accounting Standards Board is expected to make broad changes to GAAP as part of an overall initiative to converge U.S. standards with International Financial Reporting Standards. These changes could have significant impacts on the financial statements of CMS Energy and Consumers. Also, the SEC is considering incorporating International Financial Reporting Standards into the financial reporting system for U.S. registrants. A transition to International Financial Reporting Standards could significantly impact CMS Energy’s and Consumers’ financial results, since these standards differ from GAAP in many ways. One of the major differences is the lack of special accounting treatment for regulated activities under International Financial Reporting Standards, which could result in greater earnings volatility for CMS Energy and Consumers.

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

EnerBank must comply with governmental laws and regulations that are subject to change and may involve material costs or affect how EnerBank operates.

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. The full impact will not be fully known for months or even years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and as the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act also created the Bureau of Consumer Financial Protection, which is part of the Federal Reserve and has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the Bureau of Consumer Financial Protection will take, the regulations it will adopt, and its interpretation of existing laws and regulations are not yet known.

Also, as required by the Dodd-Frank Act, the Government Accountability Office published a study of the various exemptions in the Bank Holding Company Act for certain types of depository institutions, including industrial banks such as EnerBank. CMS Energy is not regulated as a bank holding company as a result of such an exemption. It is too early to determine what impact, if any, this study will have on the continued availability of this exemption.

In addition, the Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act. Known as the Volcker Rule, it generally restricts certain banking entities and their subsidiaries or affiliates from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Volcker Rule becomes effective in July 2012. The implementing regulations for the Volcker Rule were issued in draft form by various regulatory agencies in October 2011. Under the proposed regulations, CMS Energy (and its affiliates) may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds, or sponsoring these funds unless CMS Energy qualifies for an exemption from the rule. CMS Energy cannot presently predict the full impact of the Volcker Rule on CMS Energy’s or EnerBank’s operations or financial condition.

Furthermore, effective July 2011, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution. As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements. In addition, CMS Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations. EnerBank presently meets or exceeds all of these requirements.

CMS Energy could be required to pay cash to certain security holders in connection with the optional conversion of their convertible securities.

CMS Energy has issued two series of cash-convertible securities, of which an aggregate principal amount of $398 million was outstanding at December 31, 2011. If the trading price of CMS Energy’s common stock exceeds specified amounts at the end of a particular fiscal quarter, then holders of one or both series of these convertible securities will have the option to convert their securities in the following fiscal quarter, with the principal amount payable in cash by CMS Energy. Accordingly, if these trading price minimums are satisfied and security holders exercise their conversion rights, CMS Energy may be required to outlay a significant amount of cash to those security holders, which could have a material adverse effect on CMS Energy’s liquidity and financial condition.

There are risks associated with Consumers’ significant capital investment program planned for the next five years.

Consumers’ planned investments include the Smart Grid program, renewable power generation, gas compression, environmental controls, and other electric and gas infrastructure to upgrade delivery systems. The success of these investments depends on or could be affected by a variety of factors including, but not limited to, effective cost and schedule management during implementation, changes in commodity and other prices, operational performance, changes in environmental, legislative and regulatory requirements, and regulatory cost recovery. Consumers cannot predict the impact that any of these factors could have on the success of its capital investment program. It is possible that adverse events associated with these factors could have a material adverse effect on Consumers’ liquidity, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Descriptions of CMS Energy’s and Consumers’ properties are found in the following sections of Item 1. Business, all of which are incorporated by reference in this Item 2:

•	Business Segments, “Consumers Electric Utility – Electric Utility Properties;”

•	Business Segments, “Consumers Gas Utility – Gas Utility Properties;” and

•	Business Segments, “Enterprises Segment – Non-Utility Operations and Investments – Independent Power Production.”

ITEM 3. LEGAL PROCEEDINGS

For information regarding CMS Energy’s, Consumers’, and their subsidiaries’ significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 5, Contingencies and Commitments and Note 6, Regulatory Matters.

CMS Energy, Consumers, and certain of their subsidiaries and affiliates are also parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS ENERGY

CMS Energy’s common stock is traded on the New York Stock Exchange. Market prices for CMS Energy’s common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data, MD&A and Notes to the Consolidated Financial Statements, Note 22, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At February 10, 2012, the number of registered holders of CMS Energy’s common stock totaled 40,543, based on the number of record holders. Presented in the following table are CMS Energy’s dividends on its common stock:

	Per Share
	February	May	August	November
2011	$0.21	$0.21	$0.21	$0.21
2010	0.15	0.15	0.15	0.21

Information regarding securities authorized for issuance under equity compensation plans is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein. For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 7, Financings and Capitalization.

CONSUMERS

Consumers’ common stock is privately held by its parent, CMS Energy, and does not trade in the public market. Presented in the following table are Consumers’ cash dividends on its common stock:

	In Millions
	February	May	August	November
2011	$104	$92	$96	$82
2010	114	54	91	99

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 7, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2011 to October 31, 2011	1,695	$19.79	—	—
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	—	—	—	—

Total	1,695	$19.79	—	—

[1]

Common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the PISP. Shares repurchased have a value based on the market price on the vesting date.

UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial information for CMS Energy and Consumers is contained in Item  8. Financial Statements and Supplementary Data, Selected Financial Information, which is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Item 8. Financial Statements and Supplementary Data, MD&A, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk for CMS Energy and Consumers are contained in Item 8. Financial Statements and Supplementary Data, MD&A, Critical Accounting Policies and Estimates, “Financial and Derivative Instruments and Market Risk Information,” which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page intentionally left blank)

Selected Financial Information	CMS Energy Corporation

		2011	2010	2009	2008	2007
Operating revenue (in millions)	($)	6,503	6,432	6,205	6,807	6,451
Income (loss) from equity method investees (in millions)	($)	9	11	(2)	5	40
Income (loss) from continuing operations (in millions)[1]	($)	415	366	220	301	(120)
Income (loss) from discontinued operations (in millions)	($)	2	(23)	20	1	(110)
Net income (loss) available to common stockholders (in millions)	($)	415	324	218	284	(234)
Average common shares outstanding (in thousands)		250,824	231,473	227,169	225,671	224,473
Earnings (loss) from continuing operations per average common share
CMS Energy — Basic	($)	1.65	1.50	0.87	1.25	(0.65)
— Diluted	($)	1.57	1.36	0.83	1.20	(0.65)
Earnings (loss) per average common share
CMS Energy — Basic	($)	1.66	1.40	0.96	1.25	(1.04)
— Diluted	($)	1.58	1.28	0.91	1.20	(1.04)
Cash provided by operations (in millions)	($)	1,169	959	848	557	23
Capital expenditures, excluding assets placed under capital lease (in millions)	($)	882	821	818	792	1,263
Total assets (in millions)	($)	16,452	15,616	15,256	14,901	14,180
Long-term debt, excluding current portion (in millions)	($)	6,040	6,448	5,895	6,015	5,533
Non-current portion of capital and finance lease obligations (in millions)	($)	167	188	197	206	225
Total preferred stock (in millions)	($)	—	—	239	243	250
Cash dividends declared per common share	($)	0.84	0.66	0.50	0.36	0.20
Market price of common stock at year-end	($)	22.08	18.60	15.66	10.11	17.38
Book value per common share at year-end	($)	11.92	11.19	11.42	10.93	9.54
Number of employees at year-end (full-time equivalents)		7,727	7,822	8,039	7,970	7,898
Electric Utility Statistics
Sales (billions of kWh)		38	38	36	37	39
Customers (in thousands)		1,791	1,792	1,796	1,814	1,799
Average sales rate per kWh	(¢)	10.80	10.54	9.81	9.48	8.65
Gas Utility Statistics
Sales and transportation deliveries (bcf)		337	317	319	338	340
Customers (in thousands)[2]		1,713	1,711	1,708	1,713	1,710
Average sales rate per mcf	($)	9.98	10.60	10.73	11.25	10.66

[1]

Income (loss) from continuing operations includes income (loss) attributable to noncontrolling interests of $2 million at December 31, 2011, $3 million at December 31, 2010, $11 million at December 31, 2009, $7 million at December 31, 2008, and $(8) million at December 31, 2007.

[2]	Excludes off-system transportation customers.

Selected Financial Information	Consumers Energy Company

		2011	2010	2009	2008	2007
Operating revenue (in millions)	($)	6,253	6,156	5,963	6,421	6,064
Net income (in millions)	($)	467	434	293	364	312
Net income available to common stockholder (in millions)	($)	465	432	291	362	310
Cash provided by operations (in millions)	($)	1,323	910	922	873	440
Capital expenditures, excluding assets placed under capital lease (in millions)	($)	876	815	811	789	1,258
Total assets (in millions)	($)	15,662	14,839	14,622	14,246	13,401
Long-term debt, excluding current portion (in millions)	($)	3,987	4,488	4,063	3,908	3,692
Non-current portion of capital and finance lease obligations (in millions)	($)	167	188	197	206	225
Total preferred stock (in millions)	($)	44	44	44	44	44
Number of preferred stockholders at year-end		1,428	1,496	1,531	1,584	1,641
Number of employees at year-end
(full-time equivalents)		7,435	7,522	7,755	7,697	7,614
Electric Utility Statistics
Sales (billions of kWh)		38	38	36	37	39
Customers (in thousands)		1,791	1,792	1,796	1,814	1,799
Average sales rate per kWh	(¢)	10.80	10.54	9.81	9.48	8.65
Gas Utility Statistics
Sales and transportation deliveries (bcf)		337	317	319	338	340
Customers (in thousands)[1]		1,713	1,711	1,708	1,713	1,710
Average sales rate per mcf	($)	9.98	10.60	10.73	11.25	10.66

[1]	Excludes off-system transportation customers.

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

CMS Energy’s business strategy has emphasized the key elements depicted below:

SAFE, EXCELLENT OPERATIONS

The safety and security of employees, customers, and the general public remain a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. From 2007 to 2011, Consumers achieved a 73 percent reduction in the annual number of recordable safety incidents.

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus. Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction. Consumers’ productivity and efficiency improvements are expected to help keep annual base rate increases (excluding PSCR and GCR charges) at or below the average rate of inflation. Consumers considers these and other aspects of its customer value initiative to be important to its success.

UTILITY INVESTMENT

Consumers expects to make capital investments of $6.6 billion from 2012 through 2016, as presented in the following illustration:

Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers’ investment program are projects that will enhance customer value. Consumers’ planned distribution investments of $1.7 billion comprise $1.0 billion of electric utility projects to improve reliability and increase capacity and $0.7 billion of gas utility projects to increase capacity and deliverability and enhance pipeline integrity. Consumers also expects to spend $1.5 billion on environmental investments needed to comply with state and federal laws and regulations. An additional $1.2 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.8 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant, and $0.4 billion at the gas utility to replace mains and enhance transmission and storage systems.

Renewable energy projects are another major component of Consumers’ planned capital investments. Consumers expects to spend $0.5 billion on renewable energy investments from 2012 through 2016. The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind. In May 2011, the MPSC issued an order approving Consumers’ amended renewable energy plan, with slight modifications. Under the amended plan, Consumers reduced the renewable energy surcharge by an annual amount of $54 million, to $23 million beginning in September 2011, reflecting lower-than-expected costs to comply with renewable energy requirements. In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. This filing proposes to reduce further the renewable energy surcharge by an annual amount of $3 million, to $20 million.

Consumers’ Smart Grid program, with an estimated total project capital cost of $750 million, also represents a major capital investment. The full-scale deployment of advanced metering infrastructure is planned to begin in the second half of 2012 and to continue through 2019. Consumers has spent $140 million through 2011 on its Smart Grid program, and expects to spend an additional $260 million, following a phased approach, from 2012 through 2016.

In December 2011, Consumers formally canceled its plans to build an 830-MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects present and anticipated market conditions, new environmental standards, and Consumers’ expectations of the generation sources that will provide the best energy value to customers. Consumers updated its capital investment plan in May 2010, when it deferred development of the now-canceled coal-fueled plant. Consumers plans to make other investments in place of the coal-fueled plant, including installing additional environmental controls on some of its existing coal-fired units and improving reliability.

Also in December 2011, Consumers announced plans to mothball seven of its smaller coal-fueled units effective January 2015. Consumers will continue to evaluate its options for the plants, which include:

•	installing more environmental equipment on the units to reduce emissions further in order to meet new environmental standards and continue to operate the units;

•	converting the units to natural gas instead of coal;

•	decommissioning the units; and

•	a combination of these three options, depending on customer needs and market conditions.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC. Important regulatory events and developments are summarized below.

•

Gas Rate Cases: In May 2011, the MPSC approved a settlement agreement in Consumers’ 2010 gas rate case, authorizing a $31 million annual rate increase, based on a 10.5 percent authorized return on equity. Consumers filed a new general gas rate case in September 2011, seeking an annual rate increase of $49 million, based on a 10.7 percent authorized return on equity. In February 2012, Consumers filed testimony and exhibits with the MPSC in support of a self-implemented annual rate increase of $23 million, based on a 10.5 percent authorized return on equity.

•

Electric Rate Case: In June 2011, Consumers filed a new general electric rate case seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity. In December 2011, the MPSC issued an order stating that it found good cause to prevent implementation of any amount over $118 million. Accordingly, Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest.

•

Revenue Decoupling Mechanisms: In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism, requesting recovery of $27 million from customers for the period December 2009 through November 2010. This mechanism, authorized under the MPSC’s 2010 electric rate case order through November 2011, allowed Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer, subject to certain conditions. In February 2012, the administrative law judge recommended that the MPSC approve Consumers’ reconciliation of the electric revenue decoupling mechanism.

Consumers is required to file its second electric revenue decoupling mechanism reconciliation for the period December 2010 through November 2011 by March 2012.

•

In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism, requesting recovery of $16 million from customers for the period June 2010 through May 2011. This mechanism, authorized under the MPSC’s 2010 gas rate case order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer, subject to certain conditions.

•

DOE Settlement: In July 2011, Consumers entered into an agreement with the DOE to settle for $120 million its claims related to the DOE’s failure to accept spent nuclear fuel. In September 2011, Consumers filed an application with the MPSC regarding the allocation of the $120 million settlement amount.

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

In July 2011, the EPA finalized CSAPR, which replaces CAIR and requires Michigan and 27 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground-level ozone and fine particle pollution in other downwind states. In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues.

Additionally, in December 2011, the EPA finalized its MACT emission standards for mercury and other hazardous air pollutants for electric generating units, calling the final rule MATS. Although numerous parties, including the State of Michigan, have sought to extend the deadline of MATS, it is expected to take effect in 2015. CMS Energy and Consumers are continuing to assess the impact and cost of complying with CSAPR and MATS.

FINANCIAL PERFORMANCE IN 2011 AND BEYOND

In 2011, CMS Energy’s net income available to common stockholders was $415 million, and diluted EPS were $1.58. This compares with net income available to common stockholders of $324 million and diluted EPS of $1.28 in 2010. Among the factors contributing to CMS Energy’s improved performance in 2011 were benefits from rate orders, which allowed CMS Energy to increase spending on forestry, equipment maintenance, and other operating activities aimed at improving reliability, and which offset higher depreciation expense from increased plant in service and higher service restoration costs as a result of a series of unusually severe storms in 2011. CMS Energy also recognized a tax benefit resulting from the enactment of the MCIT in May 2011.

A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the “Results of Operations” section that follows this Executive Overview.

CMS Energy and Consumers believe that economic conditions in Michigan are improving. Although Michigan’s economy continues to be affected by the recession and its impact on the state’s automotive industry and by high unemployment rates, there are indications that the recession has eased in Michigan. Consumers expects its electric sales to increase by about one percent annually through 2016, driven largely by the continued rise in industrial production. Consumers is projecting that its gas sales will remain stable through 2016. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY’S CONSOLIDATED RESULTS OF OPERATIONS

Years Ended December 31	2011	2010	2009
	In Millions, Except Per Share Amounts
Net Income Available to Common Stockholders	$415	$324	$218
Basic Earnings Per Share	$1.66	$1.40	$0.96
Diluted Earnings Per Share	$1.58	$1.28	$0.91

Years Ended December 31	2011	2010	Change	2010	2009	Change
	In Millions
Electric utility	$333	$303	$30	$303	$194	$109
Gas utility	130	127	3	127	96	31
Enterprises	32	36	(4)	36	(7)	43
Corporate interest and other	(82)	(119)	37	(119)	(85)	(34)
Discontinued operations	2	(23)	25	(23)	20	(43)

Net Income Available to Common Stockholders	$415	$324	$91	$324	$218	$106

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2011 versus 2010:

	2011 better/(worse) than 2010
	In Millions
Electric and gas rate orders	$72
Gas sales	18
Electric sales	4
Distribution and service restoration cost	(37)
Other, including depreciation and property tax	(31)	$26

Lower subsidiary earnings of enterprises segment		(22)
Cost of debt retirements and preferred stock redemptions	13
Interest expense	10
Other, mainly tax impacts	10	33

MCIT enactment	32
Absence of 2010 increase in Bay Harbor environmental liability	25
Absence of 2010 insurance settlement recovery	(31)
Other, including absence of 2010 tax adjustments related to previously sold businesses	28	54

Total change		$91

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2010 versus 2009:

	2010 better/(worse) than 2009
	In Millions
Electric and gas rate orders		$90
Electric sales
Weather	$52
Customer shift to energy-only rates and to ROA	(36)
Decoupling benefit	11	27

Gas sales, primarily weather		(14)
2009 net benefits, primarily asset sale gain and tax credit		(17)
Write-off of proposed coal-fueled plant cost		(14)
Other, mainly depreciation		(5)	$67

Subsidiary earnings of enterprises segment			13
Cost of debt retirements and preferred stock redemptions, net		(20)
Interest expense		(9)
Other, mainly tax adjustments		(6)	(35)

2009 Big Rock decommissioning refund		79
Insurance settlement recovery		31
2009 gain on indemnity expiration		(31)
Other, including increase in Bay Harbor environmental liability		(18)	61

Total change			$106

CONSUMERS’ ELECTRIC UTILITY RESULTS OF OPERATIONS

Years Ended December 31	2011	2010	Change	2010	2009	Change
	In Millions
Net Income Available to Common Stockholders	$333	$303	$30	$303	$194	$109
Reasons for the change
Electric deliveries and rate increases			$25			$266
Power supply costs and related revenue			9			(7)
Other income, net of expenses			(16)			(27)
Maintenance and other operating expenses			(31)			(59)
Depreciation and amortization			38			(9)
General taxes			1			2
Interest charges			8			23
Income taxes			(4)			(80)

Total change			$30			$109

Electric deliveries and rate increases: For 2011, electric delivery revenues increased $25 million compared with 2010. This variance was due to additional revenues of $92 million resulting from a November 2010 rate increase and a $20 million increase in other revenues, offset largely by the absence, in 2011, of $87 million of surcharges in 2010 to recover retirement benefit expenses and certain regulatory assets. Overall, deliveries to end-use customers were 37.8 billion kWh in 2011 and 37.7 billion kWh in 2010.

For 2010, electric delivery revenues increased $266 million compared with 2009. This variance included $84 million associated with favorable weather in 2010, offset partially by $40 million of decreased demand revenues and $19 million from lower customer usage. Additionally, revenues increased $32 million due to surcharges from MPSC orders allowing recovery of retirement benefit expenses and $100 million from authorized rate increases in November 2010 and November 2009. Revenues also increased $99 million due to the absence of a refund ordered in 2009 related to the Big Rock decommissioning case. Other miscellaneous revenue increases totaled $10 million. Overall, deliveries to end-use customers were 37.7 billion kWh in 2010 and 35.8 billion kWh in 2009.

Other income, net of expenses: For 2011, other income decreased $16 million compared with 2010, due to a reduction in the return on certain regulatory assets as a result of their declining balances.

For 2010, other income decreased $27 million compared with 2009. This decrease was due primarily to an $8 million reduction in the return on certain regulatory assets as a result of their declining balances and to the absence, in 2010, of $9 million of gains recognized on land sales in 2009.

Maintenance and other operating expenses: For 2011, maintenance and other operating expenses increased $31 million compared with 2010. The increase was due to $28 million of higher service restoration costs, caused by a series of unusually severe storms in 2011, a $15 million increase in energy optimization program costs, and an $11 million increase in uncollectible accounts expense. Additionally, forestry, plant maintenance, and other operating expenses increased $31 million in 2011. These increases were offset partially by the absence, in 2011, of $32 million of retirement benefit expenses that were recovered in revenues in 2010 and a $22 million impairment charge related to Consumers’ 2010 decision to defer the development of its proposed coal-fueled plant. In December 2011, Consumers’ formally cancelled its plans to build the plant.

For 2010, maintenance and other operating expenses increased $59 million compared with 2009. The increase was due primarily to $32 million of higher retirement benefit expenses that were recovered in revenues in 2010 and a $22 million impairment charge related to Consumers’ 2010 decision to defer the development of its proposed coal-fueled plant.

Depreciation and amortization: For 2011, depreciation and amortization expense decreased $38 million compared with 2010, due to lower amortization expense on certain regulatory assets, offset partially by higher depreciation expense from increased plant in service.

Interest charges: For 2011, interest charges decreased $8 million compared with 2010, primarily from the absence, in 2011, of interest expense on a Michigan use tax assessment.

For 2010, interest charges decreased $23 million compared with 2009. The decrease was due to the absence, in 2010, of $31 million of interest expense associated with the 2009 Big Rock decommissioning order, offset partially by an $8 million increase in other interest charges in 2010, including interest expense on a Michigan use tax assessment.

Income taxes: For 2011, income taxes increased $4 million compared with 2010, due to higher electric utility earnings, offset partially by $6 million of benefits including the treatment of plant, property, and equipment, as required by MPSC orders.

For 2010, income taxes increased $80 million compared with 2009, due to higher electric utility earnings.

CONSUMERS’ GAS UTILITY RESULTS OF OPERATIONS

Years Ended December 31	2011	2010	Change	2010	2009	Change
	In Millions
Net Income Available to Common Stockholders	$130	$127	$3	$127	$96	$31
Reasons for the change
Gas deliveries and rate increases			$64			$60
Other income, net of expenses			(9)			(2)
Maintenance and other operating expenses			(34)			(7)
Depreciation and amortization			(8)			(4)
General taxes			(3)			2
Interest charges			3			(7)
Income taxes			(10)			(11)

Total change			$3			$31

Gas deliveries and rate increases: For 2011, gas delivery revenues increased $64 million compared with 2010. This increase reflected $11 million in additional revenues from a May 2011 rate increase and $28 million from higher customer usage, of which $16 million was due to colder weather in 2011. In addition, surcharge and other miscellaneous revenues increased $25 million. Gas deliveries, including miscellaneous transportation to end-use customers, were 287.3 bcf in 2011, an increase of 14.2 bcf, or 5.2 percent, compared with 2010.

For 2010, gas delivery revenues increased $60 million compared with 2009, due to additional revenues of $54 million from an authorized rate increase in May 2010. In addition, surcharge and other miscellaneous revenues increased $30 million. These increases were offset partially by a $24 million reduction due to unfavorable weather in 2010. Gas deliveries, including miscellaneous transportation to end-use customers, were 273.1 bcf in 2010, a decrease of 11.2 bcf, or 3.9 percent, compared with 2009.

Other income, net of expenses: For 2011, other income decreased $9 million compared with 2010, due primarily to a reduction in interest income related to secured lending agreements.

Maintenance and other operating expenses: For 2011, maintenance and other operating expenses increased $34 million compared with 2010. The increase was due to $24 million of higher energy optimization program costs, a $6 million increase in uncollectible accounts expense, and $4 million in higher distribution operating expenses.

For 2010, maintenance and other operating expenses increased $7 million compared with 2009, due primarily to higher energy optimization program costs.

Depreciation and amortization: For 2011, depreciation and amortization expense increased $8 million compared with 2010, and for 2010, depreciation and amortization expense increased $4 million compared with 2009. Both increases were due to higher depreciation expense from increased plant in service.

Income taxes: For 2011, income taxes increased $10 million compared with 2010, due to higher gas utility earnings and the absence, in 2011, of a benefit related to the Medicare Part D subsidy.

For 2010, income taxes increased $11 million compared with 2009, due to higher gas utility earnings.

ENTERPRISES RESULTS OF OPERATIONS

Years Ended December 31	2011	2010	Change	2010	2009	Change
	In Millions
Net Income (Loss) Available to Common Stockholders	$32	$36	$(4)	$36	$(7)	$43

For 2011, net income of the enterprises segment decreased $4 million compared with 2010, due to the absence, in 2011, of a $31 million insurance settlement recovery and the absence of a $9 million benefit related to the MBT, lower electric revenues of $14 million, and lower mark-to-market gains of $3 million. These after-tax decreases were offset largely by a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011 and by the absence, in 2011, of a $25 million increase in the environmental remediation liability associated with Bay Harbor.

For 2010, the enterprises segment reported net income of $36 million, compared with a net loss of $7 million for 2009. The $43 million change reflected income of $31 million from the settlement of an insurance claim related to a previously sold asset and a $9 million benefit related to the MBT. Additionally, income increased $6 million due to higher earnings from gas and power sales offset partially by higher maintenance and other operating expenses. These after-tax increases were offset slightly by a $3 million decrease associated with Bay Harbor; in 2010, the enterprises segment recorded a $25 million after-tax increase in the environmental remediation liability associated with Bay Harbor, compared with a $22 million after-tax increase in 2009.

For further details about the enactment of the MCIT, see Note 13, Income Taxes. For further details regarding Bay Harbor, see Note 5, Contingencies and Commitments.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

Years Ended December 31	2011	2010	Change	2010	2009	Change
	In Millions
Net Loss Available to Common Stockholders	$(82)	$(119)	$37	$(119)	$(85)	$(34)

For 2011, corporate interest and other net expenses decreased $37 million compared with 2010, due to a $10 million after-tax decrease in interest expense, reflecting reduced borrowings at lower interest rates, the absence, in 2011, of an $8 million after-tax charge recorded in 2010 for deferred issuance costs on the conversion of preferred stock, and a $5 million after-tax reduction in premiums paid on the early retirement of debt. Also contributing to the decrease were lower income tax expense resulting partially from the enactment of the MCIT in May 2011 and a $4 million benefit from the impact of a final Michigan single business tax assessment for the years 2004 through 2007 that resulted in a tax deficiency less than the amount previously accrued.

For 2010, corporate interest and other net expenses increased $34 million compared with 2009, due to the absence, in 2010, of an $18 million gain recognized in 2009 on the early retirement of long-term debt related parties and $15 million in higher expense related primarily to the MBT. Additionally, interest expense increased $10 million due to higher debt levels at higher average interest rates. These items were offset partially by $9 million of higher net earnings at EnerBank and lower legal fees.

DISCONTINUED OPERATIONS

For 2011, income of $2 million was recorded from discontinued operations due to a legal settlement, compared with a loss from discontinued operations of $23 million in 2010 related to prior asset sales.

For 2010, a loss of $23 million was recorded from discontinued operations, compared with income of $20 million for 2009. The $43 million change was due primarily to a $28 million gain recognized in 2009 on the expiration of an indemnity for a 2007 asset sale and $10 million of additional tax expense in 2010 resulting from an IRS audit adjustment related to a 2003 asset sale.

For further details regarding discontinued operations, see Note 20, Asset Sales, Discontinued Operations, and Impairment Charges.

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2011, CMS Energy had $188 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents and Consumers had $111 million of consolidated cash and cash equivalents, which included $26 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the years ended December 31, 2011 and 2010:

Years Ended December 31	2011	2010	Change
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Net income	$417	$343	$74
Non-cash transactions[1]	981	1,112	(131)

	$1,398	$1,455	$(57)
Sale of gas	682	756	(74)
Purchase of gas	(675)	(663)	(12)
Accounts receivable sales, net	—	(50)	50
Postretirement benefits contributions	(323)	(463)	140
Change in other core working capital[2]	113	(22)	135
Other changes in assets and liabilities, net	(26)	(54)	28

Net cash provided by operating activities	$1,169	$959	$210

CONSUMERS
Net income	$467	$434	$33
Non-cash transactions[1]	947	1,103	(156)

	$1,414	$1,537	$(123)
Sale of gas	682	756	(74)
Purchase of gas	(675)	(663)	(12)
Accounts receivable sales, net	—	(50)	50
Postretirement benefits contributions	(315)	(447)	132
Change in other core working capital[2]	116	(19)	135
Other changes in assets and liabilities, net	101	(204)	305

Net cash provided by operating activities	$1,323	$910	$413

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.

For the year ended December 31, 2011, net cash provided by operating activities at CMS Energy increased $210 million compared with 2010. The increase was due primarily to lower pension contributions and decreased refunds paid to customers.

For the year ended December 31, 2011, net cash provided by operating activities at Consumers increased $413 million compared with 2010. The increase was due primarily to lower pension contributions, decreased refunds paid to customers, and lower income taxes paid to CMS Energy. These changes were offset partially by the impact of lower gas prices on inventory sold in 2011.

Presented in the following table are specific components of net cash provided by operating activities for the years ended December 31, 2010 and 2009:

Years Ended December 31	2010	2009	Change
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Net income	$343	$240	$103
Non-cash transactions[1]	1,112	877	235

	$1,455	$1,117	$338
Sale of gas	756	845	(89)
Purchase of gas	(663)	(718)	55
Accounts receivable sales, net	(50)	(120)	70
Postretirement benefits contributions	(463)	(262)	(201)
Change in other core working capital[2]	(22)	(62)	40
Other changes in assets and liabilities, net	(54)	48	(102)

Net cash provided by operating activities	$959	$848	$111

CONSUMERS
Net income	$434	$293	$141
Non-cash transactions[1]	1,103	841	262

	$1,537	$1,134	$403
Sale of gas	756	845	(89)
Purchase of gas	(663)	(718)	55
Accounts receivable sales, net	(50)	(120)	70
Postretirement benefits contributions	(447)	(254)	(193)
Change in other core working capital[2]	(19)	(58)	39
Other changes in assets and liabilities, net	(204)	93	(297)

Net cash provided by operating activities	$910	$922	$(12)

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Other core working capital comprises other changes in accounts receivable and accrued revenues, inventories, and accounts payable.

For the year ended December 31, 2010, net cash provided by operating activities at CMS Energy increased $111 million compared with 2009. The increase was due primarily to higher net income, net of non-cash transactions, offset partially by higher pension contributions.

For the year ended December 31, 2010, net cash provided by operating activities at Consumers decreased $12 million compared with 2009. The decrease was due primarily to higher pension contributions and refunds to customers. These changes were offset largely by increased billings due to regulatory actions.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the years ended December 31, 2011 and 2010:

Years Ended December 31	2011	2010	Change
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Capital expenditures	$(882)	$(821)	$(61)
Cash effect of deconsolidation of partnerships	—	(10)	10
Increase in loans and notes receivable	(100)	(131)	31
Costs to retire property and other	(76)	(41)	(35)

Net cash used in investing activities	$(1,058)	$(1,003)	$(55)

CONSUMERS
Capital expenditures	$(876)	$(815)	$(61)
Costs to retire property and other	(75)	(44)	(31)

Net cash used in investing activities	$(951)	$(859)	$(92)

For the year ended December 31, 2011, net cash used in investing activities at CMS Energy increased $55 million compared with 2010. The change was due primarily to increases in capital expenditures and costs to retire property, offset partially by slower growth in EnerBank consumer lending. For the year ended December 31, 2011, net cash used in investing activities at Consumers increased $92 million compared with 2010, due to increases in capital expenditures and costs to retire property.

Presented in the following table are specific components of net cash used in investing activities for the years ended December 31, 2010 and 2009:

Years Ended December 31	2010	2009	Change
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Capital expenditures	$(821)	$(818)	$(3)
Cash effect of deconsolidation of partnerships	(10)	—	(10)
Increase in loans and notes receivable	(131)	(83)	(48)
Costs to retire property and other	(41)	(34)	(7)

Net cash used in investing activities	$(1,003)	$(935)	$(68)

CONSUMERS
Capital expenditures	$(815)	$(811)	$(4)
Costs to retire property and other	(44)	(39)	(5)

Net cash used in investing activities	$(859)	$(850)	$(9)

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

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash (used in) provided by financing activities for the years ended December 31, 2011 and 2010:

Years Ended December 31	2011	2010	Change
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Issuance of FMBs, senior notes, and other debt	$725	$1,704	$(979)
Retirement of debt and other debt maturity payments	(665)	(1,033)	368
Payment of DOE liability	(43)	—	(43)
Payments of common and preferred stock dividends	(211)	(162)	(49)
Redemption of preferred stock	—	(239)	239
Changes in EnerBank notes payable	—	(40)	40
Other financing activities	(5)	(28)	23

Net cash (used in) provided by financing activities	$(199)	$202	$(401)

CONSUMERS
Issuance of FMBs	$—	$600	$(600)
Retirement of debt and other debt maturity payments	(37)	(482)	445
Payment of DOE liability	(43)	—	(43)
Payments of common and preferred stock dividends	(376)	(360)	(16)
Stockholder’s contribution from CMS Energy	125	250	(125)
Other financing activities	(27)	(27)	—

Net cash used in financing activities	$(358)	$(19)	$(339)

For the year ended December 31, 2011, net cash used in financing activities at CMS Energy increased $401 million compared to 2010. The change was due primarily to a decrease in net proceeds from borrowings, offset partially by the absence, in 2011, of preferred stock redemptions in 2010.

For the year ended December 31, 2011, net cash used in financing activities at Consumers increased $339 million compared with 2010. The change was due primarily to a decrease in net proceeds from borrowings by Consumers and a reduced stockholder’s contribution from CMS Energy.

Presented in the following table are specific components of net cash provided by (used in) financing activities for the years ended December 31, 2010 and 2009:

Years Ended December 31	2010	2009	Change
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Issuance of FMBs, senior notes, and other debt	$1,704	$1,374	$330
Retirement of debt and other debt maturity payments	(1,033)	(1,271)	238
Payments of common and preferred stock dividends	(162)	(125)	(37)
Redemption of preferred stock	(239)	(4)	(235)
Changes in EnerBank notes payable	(40)	40	(80)
Other financing activities	(28)	(49)	21

Net cash provided by (used in) financing activities	$202	$(35)	$237

CONSUMERS
Issuance of FMBs	$600	$500	$100
Retirement of debt and other debt maturity payments	(482)	(387)	(95)
Payments of common and preferred stock dividends	(360)	(287)	(73)
Stockholder’s contribution from CMS Energy	250	100	150
Other financing activities	(27)	(28)	1

Net cash used in financing activities	$(19)	$(102)	$83

For the year ended December 31, 2010, net cash provided by financing activities at CMS Energy increased $237 million compared to 2009. The change was due primarily to an increase in net proceeds from borrowings by CMS Energy, offset partially by a decrease in borrowings by EnerBank.

For the year ended December 31, 2010, net cash used in financing activities at Consumers decreased $83 million compared with 2009. The change was due primarily to a larger stockholder’s contribution from CMS Energy, offset partially by an increase in common dividend payments.

For additional details on long-term debt activity, see Note 7, Financings and Capitalization.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements. For additional details on Consumers’ dividend restrictions, see Note 7, Financings and Capitalization, “Dividend Restrictions.” For the year ended December 31, 2011, Consumers paid $374 million in common stock dividends to CMS Energy.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder’s contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers had the following secured revolving credit facilities available at December 31, 2011:

	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available	Expiration Date
	In Millions
CMS ENERGY
Revolving credit facility[1]	$550	$—	$3	$547	March 2016
CONSUMERS
Revolving credit facility[2,3]	$500	$—	$1	$499	March 2016
Revolving credit facility[3]	150	—	—	150	August 2013
Revolving credit facility[3]	30	—	30	—	September 2014

[1]

On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaced CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock.

[2]

On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaced Consumers’ revolving credit facility that was set to expire in 2012.

[3]	Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At December 31, 2011, $250 million of accounts receivable were eligible for transfer under this program.

In December 2011, CMS Energy entered into a $180 million unsecured term loan credit agreement. The agreement provides for delayed draws through July 20, 2012. Outstanding borrowings will bear interest at an annual interest rate of LIBOR plus 2.5 percent and will mature in December 2016. CMS Energy expects to use the proceeds of the draws to finance the redemption of $150 million principal amount of the outstanding CMS Energy floating rate senior notes due 2013 and $29 million principal amount of the 7.75 percent Trust Preferred Securities. The Trust Preferred Securities were called for redemption in January 2012, to be redeemed in late February 2012.

Certain of CMS Energy’s and Consumers’ credit agreements and debt indentures contain covenants that require CMS Energy and Consumers to maintain certain financial ratios. CMS Energy’s $550 million revolving credit agreement and its $180 million term loan credit agreement specify a maximum debt-to-EBITDA ratio, as defined therein. Certain of CMS Energy’s senior notes indenture supplements and its $180 million term loan credit agreement specify a minimum interest coverage ratio, as defined therein. Consumers’ revolving credit agreements and its revolving accounts receivable purchase agreement specify a maximum debt-to-capital ratio, as defined therein. At December 31, 2011, no events of default had occurred with respect to any debt covenants contained in CMS Energy and Consumers’ credit agreements or debt indentures. CMS Energy and Consumers were each in compliance with these limits as of December 31, 2011, as presented in the following table:

Credit Agreement or Facility	Description	Limit	Ratio at December 31, 2011
CMS ENERGY
$550 million revolving credit agreement and $180 million term loan credit agreement	Debt to EBITDA	≤ 6.0 to 1.0	4.7 to 1.0
Senior notes indenture	Interest Coverage	> 1.6 to 1.0	3.8 to 1.0
$180 million term loan credit agreement	Interest Coverage	> 2.0 to 1.0	3.8 to 1.0
CONSUMERS
$500 million and $30 million revolving credit agreements	Debt to Capital	≤ 0.65 to 1.0	0.49 to 1.0
$150 million revolving credit agreement and $250 million accounts receivable purchase agreement	Debt to Capital	≤ 0.70 to 1.0	0.49 to 1.0

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to fund their contractual obligations for 2012 and beyond.

Contractual Obligations: Presented in the following table are CMS Energy’s and Consumers’ contractual cash obligations for each of the periods presented. The table excludes all amounts classified as current liabilities on CMS Energy’s and Consumers’ consolidated balance sheets, other than the current portion of long-term debt and capital and finance leases.

	Payments Due
December 31, 2011	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Long-term debt	$7,093	$635	$1,158	$1,094	$4,206
Interest payments on long-term debt	2,577	348	631	546	1,052
Capital and finance leases	191	28	43	39	81
Interest payments on capital and finance leases	85	13	19	17	36
Operating leases	180	27	46	39	68
Purchase obligations[1]	14,966	1,868	2,131	2,020	8,947
Purchase obligations — related parties[1]	1,686	92	187	204	1,203

Total contractual obligations	$26,778	$3,011	$4,215	$3,959	$15,593

CONSUMERS
Long-term debt	$4,329	$339	$659	$673	$2,658
Interest payments on long-term debt	1,659	228	398	341	692
Capital and finance leases	191	28	43	39	81
Interest payments on capital and finance leases	85	13	19	17	36
Operating leases	180	27	46	39	68
Purchase obligations[1]	14,966	1,868	2,131	2,020	8,947
Purchase obligations — related parties[1]	1,686	92	187	204	1,203

Total contractual obligations	$23,096	$2,595	$3,483	$3,333	$13,685

[1]

Long-term contracts for purchase of commodities and services. These obligations include operating contracts used for the purchase of capacity and energy from PURPA qualifying facilities. These commodities and services include natural gas and associated transportation, electricity, and coal and associated transportation.

Retirement benefits are not included in the table above. For details related to benefit payments, see Note 12, Retirement Benefits.

Off-Balance-Sheet Arrangements: CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $512 million at December 31, 2011. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 5, Contingencies and Commitments, “Guarantees.”

Capital Expenditures:  Over the next five years, CMS Energy and Consumers expect to make capital investments of $6.6 billion. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy’s and Consumers’ estimated capital expenditures, including lease commitments, for 2012 through 2016:

	2012	2013	2014	2015	2016	Five Years Total
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Consumers	$1,400	$1,250	$1,380	$1,430	$1,170	$6,630
Enterprises	9	1	1	1	1	13

Total CMS Energy	$1,409	$1,251	$1,381	$1,431	$1,171	$6,643

CONSUMERS
Electric utility operations[1,2]	$1,080	$960	$1,090	$1,150	$890	$5,170
Gas utility operations[2]	320	290	290	280	280	1,460

Total Consumers	$1,400	$1,250	$1,380	$1,430	$1,170	$6,630

[1]	These amounts include estimates for capital expenditures that may be required by environmental laws, regulations, or potential consent decrees.

[2]	These amounts include estimates for capital expenditures related to information technology projects, facility improvements, and vehicle leasing.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; and Note 5, Contingencies and Commitments.

CONSUMERS’ ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative:  Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

•	energy efficiency;

•	demand management;

•	expanded use of renewable energy;

•	development of new power plants;

•	power purchases to complement existing generating sources;

•	continued operation of existing units; and

•	potential retirement or mothballing of older generating units.

In December 2011, Consumers formally canceled its plans to build an 830-MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects present and anticipated market conditions, new environmental standards, and Consumers’ expectations of the generation sources that will provide the best energy value to customers. Consumers also plans to mothball seven of its smaller coal-fueled units effective January 2015. Consumers will continue to evaluate its options for the plants, which include:

•	installing more environmental equipment on the units to reduce emissions further in order to meet new environmental standards and continue to operate the units;

•	converting the units to natural gas instead of coal;

•	decommissioning the units; and

•	a combination of these three options, depending on customer needs and market conditions.

Renewable Energy Plan:  Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. Under its renewable energy plan, Consumers expects to secure its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. At December 31, 2011, the combination of these sources represented 84 percent of Consumers’ 2015 REC requirement.

The 2008 Energy Law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through December 2011, Consumers has contracted for the purchase of 297 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.

Consumers has secured more than 82,000 acres of land easements in Michigan’s Huron, Mason, and Tuscola Counties for the potential development of wind generation, and is now collecting wind speed and other meteorological data at those sites. Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of Lake Winds Energy Park, a 100-MW wind park in Mason County, which Consumers expects to be operational in late 2012. In July 2011, the Mason County Planning Commission voted in favor of granting a special land use permit for the construction of Lake Winds Energy Park. The actions of the Mason County Planning Commission have been upheld by the Mason County Zoning Board of Appeals. The permit has now been appealed to the Mason County Circuit Court. Construction of the Lake Winds Energy Park began in November 2011. Consumers will also continue development of Cross Winds Energy Park, its 150-MW wind park in Tuscola County, scheduled for operation by late 2015, as well as seek other opportunities for wind generation development in support of the renewable capacity standards. Upon completion of the Lake Winds and Cross Winds Energy Parks, Consumers will have purchased or constructed 110 percent of the 2015 renewable capacity requirement.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors. Consumers believes economic conditions in Michigan are improving, and expects weather-adjusted electric deliveries to increase in 2012 by two percent compared with 2011.

Consumers expects average electric delivery growth of about one percent annually over the next five years. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:

•	energy conservation measures and results of energy efficiency programs;

•	fluctuations in weather; and

•	changes in economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

The MPSC’s 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended through November 2011 in the MPSC’s 2010 electric rate case order, allowed Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. This mechanism was intended to mitigate the impacts of weather fluctuations, energy efficiency, and conservation on Consumers’ electric utility revenue.

Electric ROA:  The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At December 31, 2011, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 785 MW of generation service to ROA customers. Based on 2011 weather-adjusted retail sales, Consumers expects 2012 electric deliveries under the ROA program to be at a similar level to 2011.

Electric Transmission: In July 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations. In August 2011, Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s July order and opposing the allocation methodology.

In a related matter, in July 2010, MISO filed a tariff revision with FERC proposing a cost allocation methodology for a new category of transmission projects. In December 2010, FERC approved MISO’s cost allocation proposal. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects. In January 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a request for rehearing with FERC, opposing the allocation methodology in the MISO tariff revision. In October 2011, FERC denied this request for rehearing. In December 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit. Regardless of the outcome of this appeal, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business. See Note 6, Regulatory Matters, “Consumers’ Electric Utility” and “Regulatory Assets and Liabilities” for details on the following electric rate matters:

•	electric rate case;

•	PSCR;

•	Big Rock decommissioning;

•	electric revenue decoupling mechanism;

•	energy optimization plan;

•	uncollectible expense tracking mechanism; and

•	renewable energy plan.

Pending Electric Rate Case:  In June 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity. The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements.

In November 2011, the MPSC Staff recommended an annual rate increase of $39 million, based on a 9.95 percent return on equity. Consumers also filed testimony and exhibits with the MPSC in November 2011 in support of a self-implemented annual rate increase of $147 million. In December 2011, the MPSC issued an order stating that it found good cause to prevent implementation of any amount over $118 million. Accordingly, Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest.

Pending Power Supply Cost Recovery Plan:  Consumers submitted its 2012 PSCR plan to the MPSC in September 2011. In accordance with its proposed plan, Consumers self-implemented the 2012 PSCR charge beginning in January 2012. In February 2012, Consumers filed a revised 2012 PSCR plan, which reflected significantly reduced costs.

Electric Depreciation:  In June 2011, the MPSC approved a settlement agreement in Consumers’ electric depreciation case, authorizing a $19 million increase in annual depreciation expense. The new depreciation rates will go into effect with a final order in Consumers’ next electric rate case.

Electric Environmental Estimates:  Consumers’ operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur expenditures of $1.5 billion from 2012 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers’ primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality:  In July 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground level ozone and fine particle pollution in other downwind states. This rule had mandated emission reductions beginning in 2012, which CMS Energy and Consumers were prepared to meet through fuel blend changes. In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues. The court has set a briefing schedule, but there is no timeline for a decision or order from the court.

In December 2011, the EPA finalized its MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under the final rule, all of Consumers’ coal-fueled electric generating units will require additional controls for hazardous air pollutants. Generally, existing units must meet the standards within three to four years of issuance of the final rule.

Presently, Consumers’ strategy to comply with CAIR, CSAPR, and MATS involves the installation of state-of-the-art emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate CSAPR and MATS in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

•	additional or accelerated environmental compliance costs related to Consumers’ coal-fueled power plants;

•	a change in the fuel mix at coal-fueled and oil-fueled power plants;

•	changes in how certain plants are used; and

•	the retirement, mothballing, or repowering with an alternative fuel of some or all of Consumers’ older, smaller generating units.

The MDEQ renewed and issued the B.C. Cobb Renewable Operating Permit in August 2011 after an extensive review and a public comment period. In October 2011, the Sierra Club and the Natural Resources Defense Council filed a petition with the EPA to object to the MDEQ’s issuance of the state Renewable Operating Permit, alleging that the facility is not in compliance with certain provisions of the Clean Air Act, including NSR and Title V. Consumers responded to these allegations in December 2011. The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action. Consumers believes these claims are baseless, but is unable to predict the outcome of this petition.

Greenhouse Gases:  In the recent past, there have been numerous legislative and regulatory initiatives at the state, regional, and national levels that involve the regulation of greenhouse gases. Consumers continues to monitor and comment on these initiatives and also follows litigation involving greenhouse gases. Consumers believes Congress may eventually pass greenhouse gas legislation, but is unable to predict the form and timing of any final legislation.

In 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which sets greenhouse gas emissions limits that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Operating Permit programs. Numerous parties have challenged this rule in the U.S. Court of Appeals for the D.C. Circuit, and Consumers is monitoring this litigation. Consumers does not expect to incur significant expenditures to comply with this rule.

In December 2010, the EPA entered into a settlement agreement with certain states and environmental groups wherein in September 2011 the EPA was to propose new source performance standards for greenhouse gases at new and modified power plants pursuant to Section 111(b) of the Clean Air Act and finalize the standards in May 2012. The EPA did not meet the September 2011 deadline, but is expected to issue the proposed standards by March 31, 2012. The EPA is also expected to propose emissions guidelines for the states to regulate greenhouse gas emissions from existing generating units under Section 111(d) of the Clean Air Act. Under the expected schedule, states will need to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor activity from this settlement agreement and any proposed new source performance standards regulations.

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

In 2011, carbon dioxide emissions from fossil-fueled power plants owned by Consumers, excluding the portion of Campbell Unit 3 that is owned by others, were 16 million metric tons. During the same period, coal-fueled plants owned by the enterprises segment emitted 570,000 metric tons of carbon dioxide.

CCBs:  In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a non-hazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal. Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal. Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:  In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish. Consumers continues to evaluate this proposed rule and its potential impacts on Consumers’ plants. A final rule is expected in July 2012. Consumers also expects the EPA to propose new regulations in July 2012 for wastewater discharges from electric generating plants that will require physical and/or chemical treatment facilities for all wastewater. A final rule is expected in 2014.

PCBs:  In April 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One proposal aims to phase out equipment containing PCBs by 2025. Another proposal eliminates an exemption for small equipment containing PCBs. To comply with this proposed rule, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs. A proposal is expected in late 2012.

Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 5, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies – Electric Environmental Matters.”

CONSUMERS’ GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers believes economic conditions in Michigan are improving, and expects weather-adjusted gas deliveries to increase in 2012 by about one percent compared with 2011. Over the next five years, Consumers expects average gas deliveries to remain stable. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this trend due to:

•	fluctuations in weather;

•	use by independent power producers;

•	availability and development of renewable energy sources;

•	changes in gas prices;

•	Michigan economic conditions, including population trends and housing activity;

•	the price of competing energy sources or fuels; and

•	energy efficiency and conservation impacts.

A decoupling mechanism was authorized by the MPSC in Consumers’ 2009 gas rate case, subject to certain conditions. This mechanism, which was extended in the MPSC’s 2010 gas rate case order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. The mechanism does not provide rate adjustments for changes in sales volumes arising from weather fluctuations. This mechanism is intended to mitigate the impacts of energy efficiency programs, conservation, and changes in economic conditions on Consumers’ gas utility revenue.

Gas Rate Matters:  Rate matters are critical to Consumers’ gas utility business. See Note 6, Regulatory Matters, “Consumers’ Gas Utility” and “Regulatory Assets and Liabilities” for details on Consumers’ gas rate case, GCR, and gas revenue decoupling mechanism.

Pending Gas Rate Case:  In September 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million based on a 10.7 percent authorized return on equity. The filing requested recovery for investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. In February 2012, the MPSC Staff recommended an annual rate reduction of $22 million, based on a 9.95 percent return on equity. Consumers also filed testimony and exhibits with the MPSC in February 2012 in support of a self-implemented annual rate increase of $23 million, based on a 10.5 percent authorized return on equity.

Presented in the following table are the components of the rate reduction recommended by the MPSC Staff and Consumers’ proposed self-implemented rate increase:

Components of the Rate Increase	Rate Reduction Recommended by the MPSC Staff	Consumers’ Proposed Self- Implemented Increase	Difference
	In Millions
Investment in rate base	$17	$22	$(5)
Uncollectible accounts	3	15	(12)
Cost of capital	(11)	1	(12)
Gross margin	(18)	(11)	(7)
Operating and maintenance costs	(13)	(4)	(9)

Total	$(22)	$23	$(45)

Pending Gas Cost Recovery Plan:  Consumers submitted its 2012-2013 GCR plan to the MPSC in December 2011. In accordance with its proposed plan, Consumers expects to self-implement the 2012-2013 GCR charge beginning in April 2012.

Gas Pipeline Safety:  In January 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The law reauthorizes existing federal pipeline safety programs of the Pipeline and Hazardous Materials Safety Administration through 2015 and it contains provisions mandating:

•	an increase in the maximum fine for safety violations to $2 million;

•	an increase in the number of pipeline inspectors;

•	a study regarding application of integrity management requirements outside of “high consequence areas;”

•	a survey regarding existing plans for safe management and replacement of cast iron pipelines;

•	prescribed notification and on-site incident response times;

•	installation of automatic or remotely controlled shut-off valves on new or replaced pipelines where feasible;

•	verification of maximum allowable operating pressure of pipelines in populated areas; and

•	pressure testing (or equivalent) of previously untested pipelines.

Consumers continues to comply with laws and regulations governing natural gas pipeline safety. These laws and regulations could cause Consumers to incur significant additional costs related to its natural gas pipeline safety programs. Consumers expects that it would be able to recover the costs in rates, consistent with the recovery of other reasonable costs of complying with laws and regulations.

Gas Environmental Estimates:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 5, Contingencies and Commitments, “Consumers’ Gas Utility Contingencies – Gas Environmental Matters.”

The Mandatory Reporting of Greenhouse Gases Rule requires facilities engaging in the distribution of natural gas to collect data on greenhouse gas emissions resulting from the combustion of natural gas. In 2011, Consumers estimated that carbon dioxide emissions from its customers were 16 million metric tons.

CONSUMERS’ OTHER OUTLOOK AND UNCERTAINTIES

Smart Grid:  Consumers’ grid modernization effort continues, with the recent selection of a vendor that will provide smart electric meters and a cellular communications network to allow Consumers to transmit and receive electric usage information from customers’ homes and businesses. Smart meters are designed to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements. The installation of smart meters should also provide operational benefits to Consumers. Consumers intends to use a phased implementation approach, beginning deployment in the second half of 2012 and continuing through 2019. Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

ENTERPRISES OUTLOOK AND UNCERTAINTIES

The primary focus with respect to CMS Energy’s remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.

Trends, uncertainties, and other matters that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

•	indemnity and environmental remediation obligations at Bay Harbor;

•	obligations related to a tax claim from the government of Equatorial Guinea;

•	the outcome of certain legal proceedings;

•	impacts of declines in electricity prices on the profitability of the enterprises segment’s generating units;

•	representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with previous sales of assets;

•	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings;

•	changes in various environmental laws, regulations, principles, or practices, or in their interpretation; and

•	economic conditions in Michigan, including population trends and housing activity.

For additional details regarding the enterprises segment’s uncertainties, see Note 5, Contingencies and Commitments.

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented two percent of CMS Energy’s net assets at December 31, 2011, and two percent of CMS Energy’s net income available to common stockholders for the year ended December 31, 2011. The carrying value of EnerBank’s loan portfolio was $480 million at December 31, 2011. Its loan portfolio was funded primarily by deposit liabilities of $462 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.4 percent at December 31, 2010 to 0.9 percent at December 31, 2011. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. Presently, EnerBank meets or exceeds all of its capital requirements.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 5, Contingencies and Commitments and Note 6, Regulatory Matters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies and related information are important to an understanding of CMS Energy’s and Consumers’ results of operations and financial condition. For additional accounting policies, see Note 1, Significant Accounting Policies.

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

Contingencies:  CMS Energy and Consumers make judgments regarding the future outcome of various matters that give rise to contingent liabilities. For such matters, they record liabilities when they are considered probable and reasonably estimable, based on all available information. In particular, CMS Energy and Consumers are participating in various environmental remediation projects for which they have recorded liabilities. The recorded amounts represent estimates that may take into account such considerations as the number of sites, the anticipated scope, cost, and timing of remediation work, the available technology, applicable regulations, and the requirements of governmental authorities. For remediation projects in which the timing of estimated expenditures is considered reliably determinable, CMS Energy and Consumers record the liability at its net present value, using a discount rate equal to the interest rate on monetary assets that are essentially risk-free and have maturities comparable to that of the environmental liability. The amount recorded for any contingency may differ from actual costs incurred when the contingency is resolved.

Fair Value Measurements:  CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require significant judgment. For a detailed discussion of the valuation techniques and inputs used to calculate fair value measurements, see Note 4, Fair Value Measurements. Details about the fair value measurements for the Pension Plan and OPEB plan assets are included in Note 12, Retirement Benefits.

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

Unbilled Revenues:  CMS Energy’s and Consumers’ customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy’s and Consumers’ consolidated balance sheets, were $387 million at December 31, 2011 and $439 million at December 31, 2010.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers has regulated operations, it uses regulatory accounting to recognize the effects of the regulators’ decisions on its financial statements. Consumers continually assesses whether future recovery of its regulatory assets is probable by considering communications and experience with its regulators and changes in the regulatory environment. If Consumers determined that recovery of a regulatory asset were not probable, Consumers would be required to write off the asset and immediately recognize the expense in earnings.

Under electric and gas rate case orders issued by the MPSC in 2009 and 2010, Consumers was granted authority to implement revenue decoupling mechanisms, subject to certain conditions. The electric revenue decoupling mechanism, which was extended through November 2011 in the 2010 electric rate case order, allowed Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. The gas revenue decoupling mechanism is similar, but does not adjust customer rates for changes in sales volumes resulting from weather fluctuations. Consumers accounts for these programs as alternative-revenue programs that meet the criteria for recognizing the effects of decoupling adjustments on revenue as electricity and gas are delivered.

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

To the extent that decoupling and energy optimization revenues are collected beyond the maximum period prescribed by authoritative accounting guidance for alternative revenue programs, such revenues are not recognized until they are collected from customers.

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

Derivative Instruments:  CMS Energy and Consumers account for certain contracts as derivative instruments. The criteria used to determine if an instrument qualifies for derivative accounting are complex and often require significant judgment in application. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheets at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. The fair values calculated for CMS Energy’s and Consumers’ derivatives may change significantly as commodity prices and volatilities change. The cash returns actually realized on derivatives may be different from their estimated fair values. For additional details on CMS Energy’s and Consumers’ derivatives and how the fair values of derivatives are determined, see Note 4, Fair Value Measurements, and Note 10, Derivative Instruments.

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

Interest-Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

December 31	2011	2010
	In Millions
Fixed-rate financing — potential loss in fair value
CMS Energy, including Consumers	$154	$187
Consumers	82	113

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at December 31, 2011 and 2010, assuming an adverse change in market interest rates of ten percent.

Investment Securities Price Risk:  Through investments in debt and equity securities, CMS Energy and Consumers are exposed to changes in interest rates and price fluctuations in equity markets. The following table shows the potential effect of adverse changes in interest rates and fluctuations in equity prices on CMS Energy’s and Consumers’ available-for-sale investments.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market interest rates or prices of ten percent):

December 31	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Potential reduction in fair value of available-for-sale:
SERP:
Mutual fund	$11	$6
CONSUMERS
Potential reduction in fair value of available-for-sale:
SERP:
Mutual fund	$7	$4
CMS Energy common stock	3	3

Notes Receivable Risk:  CMS Energy is exposed to interest-rate risk resulting from EnerBank’s fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.

Notes Receivable Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

December 31	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Potential reduction in fair value:
Notes receivable	$7	$6

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

CMS Energy and Consumers record liabilities for pension and OPEB on their consolidated balance sheets at the present value of the future obligations, net of any plan assets. The calculation of the liabilities and associated expenses requires the expertise of actuaries, and requires many assumptions, including:

•	life expectancies;

•	discount rates;

•	expected long-term rate of return on plan assets;

•	rate of compensation increases; and

•	expected health care costs.

A change in these assumptions could change significantly CMS Energy’s and Consumers’ recorded liabilities and associated expenses.

Presented in the following table are estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2014:

	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
2012	$103	$75	$—	$65
2013	104	69	—	75
2014	90	64	106	69
CONSUMERS
2012	$100	$77	$—	$64
2013	101	71	—	74
2014	88	66	104	68

Contribution estimates include amounts required and discretionary contributions. Consumers’ pension and OPEB costs are recoverable through its general ratemaking process. Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

Lowering the expected long-term rate of return on the Pension Plan assets by 0.25 percentage point (from 7.75 percent to 7.50 percent) would increase estimated pension cost for 2012 by $4 million for both CMS Energy and Consumers. Lowering the discount rate by 0.25 percentage point (from 4.90 percent to 4.65 percent) would increase estimated pension cost for 2012 by $5 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 12, Retirement Benefits.

ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers are required to record the fair value of the cost to remove assets at the end of their useful lives if there is a legal obligation to remove them. CMS Energy and Consumers have legal obligations to remove some of their assets at the end of their useful lives. CMS Energy and Consumers calculate the fair value of ARO liabilities using an expected present value technique that reflects assumptions about costs, inflation, and profit margin that third parties would require to assume the obligation. For additional details, see Note 17, Asset Retirement Obligations.

NEW ACCOUNTING STANDARDS

For details regarding new accounting standards issued that were not yet effective as of December 31, 2011, see Note 2, New Accounting Standards.

CMS Energy Corporation

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2011	2010	2009
	In Millions
Operating Revenue	$6,503	$6,432	$6,205
Operating Expenses
Fuel for electric generation	636	604	541
Purchased and interchange power	1,282	1,239	1,163
Purchased power — related parties	82	85	—
Cost of gas sold	1,512	1,590	1,866
Maintenance and other operating expenses	1,237	1,206	1,163
Depreciation and amortization	546	576	570
General taxes	205	210	217
Insurance settlement	—	(50)	—
Gain on asset sales, net	—	(6)	(13)

Total operating expenses	5,500	5,454	5,507

Operating Income	1,003	978	698
Other Income (Expense)
Interest income	9	19	18
Allowance for equity funds used during construction	6	5	6
Income (loss) from equity method investees	9	11	(2)
Other income	16	32	80
Other expense	(22)	(24)	(30)

Total other income	18	43	72

Interest Charges
Interest on long-term debt	396	394	383
Other interest expense	23	40	56
Allowance for borrowed funds used during construction	(4)	(3)	(4)

Total interest charges	415	431	435

Income Before Income Taxes	606	590	335
Income Tax Expense	191	224	115

Income From Continuing Operations	415	366	220
Income (Loss) From Discontinued Operations, Net of Tax Expense of $ -, $2, and $13	2	(23)	20

Net Income	417	343	240
Income Attributable to Noncontrolling Interests	2	3	11

Net Income Attributable to CMS Energy	415	340	229
Charge for Deferred Issuance Costs on Preferred Stock	—	8	—
Preferred Stock Dividends	—	8	11

Net Income Available to Common Stockholders	$415	$324	$218

	Years Ended December 31
	2011	2010	2009
	In Millions, Except Per Share Amounts
Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$413	$347	$198
Amounts attributable to discontinued operations	2	(23)	20

Net income available to common stockholders	$415	$324	$218

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$2	$3	$11
Amounts attributable to discontinued operations	—	—	—

Income attributable to noncontrolling interests	$2	$3	$11

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$1.65	$1.50	$0.87
Basic earnings (loss) from discontinued operations	0.01	(0.10)	0.09

Basic earnings attributable to common stock	$1.66	$1.40	$0.96

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$1.57	$1.36	$0.83
Diluted earnings (loss) from discontinued operations	0.01	(0.08)	0.08

Diluted earnings attributable to common stock	$1.58	$1.28	$0.91

Dividends Declared Per Common Share	$0.84	$0.66	$0.50

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010	2009
	In Millions
Cash Flows from Operating Activities
Net income	$417	$343	$240
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	546	576	570
Deferred income taxes and investment tax credit	167	227	122
Postretirement benefits expense	161	213	181
Bad debt expense	74	57	54
Other non-cash operating activities	33	39	(50)
Postretirement benefits contributions	(323)	(463)	(262)
Changes in other assets and liabilities
Decrease (increase) in accounts receivable, notes receivable, and accrued revenue	104	(105)	(91)
Decrease (increase) in accrued power supply revenue	15	33	(41)
Decrease (increase) in inventories	(14)	133	86
Increase (decrease) in accounts payable	30	(7)	(50)
Increase (decrease) in accrued expenses	(34)	22	(6)
Decrease (increase) in other current and non-current assets	(48)	(28)	59
Increase (decrease) in current and non-current regulatory liabilities	49	(69)	102
Decrease in other current and non-current liabilities	(8)	(12)	(66)

Net cash provided by operating activities	1,169	959	848

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(882)	(821)	(818)
Cost to retire property	(54)	(43)	(49)
Cash effect of deconsolidation of partnerships	—	(10)	—
Increase in EnerBank loans receivable	(100)	(131)	(83)
Other investing activities	(22)	2	15

Net cash used in investing activities	(1,058)	(1,003)	(935)

	Years Ended December 31
	2011	2010	2009
	In Millions
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	375	1,400	1,218
Proceeds from EnerBank notes, net	98	149	39
Issuance of common stock	29	10	9
Retirement of long-term debt	(413)	(878)	(1,154)
Payment of DOE liability	(43)	—	—
Payment of common stock dividends	(211)	(154)	(114)
Payment of preferred stock dividends	—	(8)	(11)
Redemption of preferred stock	—	(239)	(4)
Payment of capital and finance lease obligations	(24)	(23)	(23)
Increase (decrease) in notes payable	—	(40)	40
Other financing costs	(10)	(15)	(35)

Net cash (used in) provided by financing activities	(199)	202	(35)

Net (Decrease) Increase in Cash and Cash Equivalents,
Including Assets Held for Sale	(88)	158	(122)
Decrease (Increase) in Cash and Cash Equivalents
Included in Assets Held for Sale	2	(1)	5

Net (Decrease) Increase in Cash and Cash Equivalents	(86)	157	(117)
Cash and Cash Equivalents, Beginning of Period	247	90	207

Cash and Cash Equivalents, End of Period	$161	$247	$90

Other cash flow activities and non-cash investing and financing activities:
Cash transactions
Interest paid (net of amounts capitalized)	$397	$405	$422
Income taxes paid	27	14	17
Non-cash transactions
Capital expenditures not paid	$92	$56	$15
Other assets placed under capital lease	4	16	16

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	In Millions
ASSETS
Current Assets
Cash and cash equivalents	$161	$247
Restricted cash and cash equivalents	27	23
Accounts receivable and accrued revenue, less allowances of $35 in 2011 and $25 in 2010	869	981
Notes receivable	49	70
Accounts receivable — related parties	10	10
Accrued power supply revenue	—	15
Inventories at average cost
Gas in underground storage	929	946
Materials and supplies	92	104
Generating plant fuel stock	166	125
Deferred income taxes	24	—
Deferred property taxes	187	180
Regulatory assets	1	19
Assets held for sale	—	2
Prepayments and other current assets	50	37

Total current assets	2,565	2,759

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,751	14,145
Less accumulated depreciation and amortization	4,901	4,646

Plant, property, and equipment, net	9,850	9,499
Construction work in progress	783	570

Total plant, property, and equipment	10,633	10,069

Other Non-current Assets
Regulatory assets	2,466	2,093
Accounts and notes receivable, less allowances of $5 in 2011 and 2010	462	397
Investments	50	49
Assets held for sale	—	4
Other	276	245

Total other non-current assets	3,254	2,788

Total Assets	$16,452	$15,616

	December 31
	2011	2010
	In Millions
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$1,057	$750
Accounts payable	575	492
Accounts payable — related parties	9	9
Accrued rate refunds	30	19
Accrued interest	101	102
Accrued taxes	282	302
Deferred income taxes	—	180
Regulatory liabilities	125	22
Liabilities held for sale	—	1
Other current liabilities	159	144

Total current liabilities	2,338	2,021

Non-current Liabilities
Long-term debt	6,040	6,448
Non-current portion of capital and finance lease obligations	167	188
Regulatory liabilities	1,875	1,988
Postretirement benefits	1,289	1,135
Asset retirement obligations	254	245
Deferred investment tax credit	46	49
Deferred income taxes	1,035	438
Other non-current liabilities	336	267

Total non-current liabilities	11,042	10,758

Commitments and Contingencies (Notes 5, 6, 7, 9, and 10)

Equity
Common stockholders’ equity
Common stock, authorized 350.0 shares; outstanding 254.1 shares in 2011 and 249.6 shares in 2010	3	2
Other paid-in capital	4,627	4,588
Accumulated other comprehensive loss	(49)	(40)
Accumulated deficit	(1,553)	(1,757)

Total common stockholders’ equity	3,028	2,793
Noncontrolling interests	44	44

Total equity	3,072	2,837

Total Liabilities and Equity	$16,452	$15,616

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Years Ended December 31
	Number of Shares
	2011	2010	2009	2011	2010	2009
	In Millions, Except Number of Shares in Thousands
Common Stock
At beginning of period				$2	$2	$2
Common stock issued				1	—	—

At end of period				3	2	2

Other Paid-in Capital
At beginning of period	249,628	227,891	226,414	4,588	4,560	4,533
Common stock issued	4,541	22,090	1,793	40	22	17
Common stock reissued	269	—	—	5	—	—
Common stock repurchased	(323)	(148)	(78)	(6)	(2)	(1)
Common stock reacquired	(15)	(205)	(238)	—	—	—
Conversion option on convertible debt	—	—	—	—	—	11
Charge for deferred issuance costs	—	—	—	—	8	—

At end of period	254,100	249,628	227,891	4,627	4,588	4,560

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period				(39)	(32)	(27)
Net loss arising during the period[1]				(11)	(9)	(6)
Amortization of net actuarial loss[1]				2	1	1
Prior service credit adjustment[1]				—	1	—

At end of period				(48)	(39)	(32)

Investments
At beginning of period				—	—	—
Unrealized gain on investments[1]				—	—	5
Reclassification adjustments included in net income[1]				—	—	(5)

At end of period				—	—	—

Derivative instruments
At beginning and end of period				(1)	(1)	(1)

At end of period				(49)	(40)	(33)

Accumulated Deficit
At beginning of period				(1,757)	(1,927)	(2,031)
Net income attributable to CMS Energy[1]				415	340	229
Common stock dividends declared				(211)	(154)	(114)
Preferred stock dividends declared				—	(8)	(11)
Charge for deferred issuance costs				—	(8)	—

At end of period				(1,553)	(1,757)	(1,927)

Preferred Stock
At beginning of period				—	239	243
Conversion of preferred stock				—	(239)	(4)

At end of period				—	—	239

Noncontrolling Interests
At beginning of period				44	97	96
Income attributable to noncontrolling interests[1]				2	3	11
Distributions and other changes in noncontrolling interests				(2)	(56)	(10)

At end of period				44	44	97

Total Equity				$3,072	$2,837	$2,938

	Years Ended December 31
	2011	2010	2009
	In Millions
[1] Disclosure of Comprehensive Income
Net income	$417	$343	$240
Income attributable to noncontrolling interests	2	3	11

Net income attributable to CMS Energy	415	340	229
Retirement benefits liability
Net loss arising during the period, net of tax benefit of $(7) in 2011, $(6) in 2010, and $(3) in 2009	(11)	(9)	(6)
Amortization of net actuarial loss, net of tax of $1 in 2011, and $ - in 2010 and 2009	2	1	1
Prior service credit adjustment, net of tax of $1 in 2010	—	1	—
Investments
Unrealized gain on investments, net of tax $ - in 2011 and 2010, and $3 in 2009	—	—	5
Reclassification adjustments included in net income, net of tax benefit of $ - in 2011 and 2010, and $(3) in 2009	—	—	(5)

Total Comprehensive Income	$406	$333	$224

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2011	2010	2009
	In Millions
Operating Revenue	$6,253	$6,156	$5,963
Operating Expenses
Fuel for electric generation	559	520	460
Purchased and interchange power	1,267	1,224	1,151
Purchased power — related parties	81	84	81
Cost of gas sold	1,438	1,516	1,778
Maintenance and other operating expenses	1,175	1,109	1,045
Depreciation and amortization	542	572	559
General taxes	206	205	209
Gain on asset sales, net	—	—	(9)

Total operating expenses	5,268	5,230	5,274

Operating Income	985	926	689
Other Income (Expense)
Interest income	7	18	17
Interest and dividend income — related parties	2	—	—
Allowance for equity funds used during construction	6	5	6
Other income	19	31	47
Other expense	(20)	(15)	(11)

Total other income	14	39	59

Interest Charges
Interest on long-term debt	251	246	250
Other interest expense	18	34	46
Allowance for borrowed funds used during construction	(4)	(3)	(4)

Total interest charges	265	277	292

Income Before Income Taxes	734	688	456
Income Tax Expense	267	254	163

Net Income	467	434	293
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$465	$432	$291

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010	2009
	In Millions
Cash Flows from Operating Activities
Net income	$467	$434	$293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	542	572	559
Deferred income taxes and investment tax credit	161	246	67
Postretirement benefits expense	158	208	177
Bad debt expense	70	53	47
Other non-cash operating activities	16	24	(9)
Postretirement benefits contributions	(315)	(447)	(254)
Changes in other assets and liabilities
Decrease (increase) in accounts receivable, notes receivable, and accrued revenue	97	(92)	(92)
Decrease (increase) in accrued power supply revenue	15	33	(41)
Decrease (increase) in inventories	(17)	132	91
Increase (decrease) in accounts payable	43	(16)	(50)
Increase (decrease) in accrued expenses	74	(83)	2
Decrease (increase) in other current and non-current assets	(49)	(21)	60
Increase (decrease) in current and non-current regulatory liabilities	49	(69)	101
Increase (decrease) in other current and non-current liabilities	12	(64)	(29)

Net cash provided by operating activities	1,323	910	922

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(876)	(815)	(811)
Cost to retire property	(56)	(43)	(49)
Other investing activities	(19)	(1)	10

Net cash used in investing activities	(951)	(859)	(850)

	Years Ended December 31
	2011	2010	2009
	In Millions
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	600	500
Retirement of long-term debt	(37)	(482)	(387)
Payment of DOE liability	(43)	—	—
Payment of common stock dividends	(374)	(358)	(285)
Payment of preferred stock dividends	(2)	(2)	(2)
Stockholder’s contribution	125	250	100
Payment of capital and finance lease obligations	(24)	(23)	(23)
Other financing costs	(3)	(4)	(5)

Net cash used in financing activities	(358)	(19)	(102)

Net Increase (Decrease) in Cash and Cash Equivalents	14	32	(30)
Cash and Cash Equivalents, Beginning of Period	71	39	69

Cash and Cash Equivalents, End of Period	$85	$71	$39

Other cash flow activities and non-cash investing and financing activities:
Cash transactions
Interest paid (net of amounts capitalized)	$253	$259	$276
Income taxes paid	8	149	104
Non-cash transactions
Capital expenditures not paid	$92	$56	$15
Other assets placed under capital lease	4	16	16

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	In Millions
ASSETS
Current Assets
Cash and cash equivalents	$85	$71
Restricted cash and cash equivalents	26	23
Accounts receivable and accrued revenue, less allowances of $33 in 2011 and $23 in 2010	860	963
Notes receivable	23	55
Accounts receivable – related parties	1	1
Accrued power supply revenue	—	15
Inventories at average cost
Gas in underground storage	929	941
Materials and supplies	88	100
Generating plant fuel stock	164	124
Deferred property taxes	187	180
Regulatory assets	1	19
Prepayments and other current assets	43	27

Total current assets	2,407	2,519

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,621	14,022
Less accumulated depreciation and amortization	4,846	4,593

Plant, property, and equipment, net	9,775	9,429
Construction work in progress	782	566

Total plant, property, and equipment	10,557	9,995

Other Non-current Assets
Regulatory assets	2,466	2,093
Accounts and notes receivable	1	22
Investments	35	34
Other	196	176

Total other non-current assets	2,698	2,325

Total Assets	$15,662	$14,839

	December 31
	2011	2010
	In Millions
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$363	$61
Accounts payable	561	471
Accounts payable — related parties	11	11
Accrued rate refunds	30	19
Accrued interest	73	74
Accrued taxes	287	199
Deferred income taxes	73	209
Regulatory liabilities	125	22
Other current liabilities	119	95

Total current liabilities	1,642	1,161

Non-current Liabilities
Long-term debt	3,987	4,488
Non-current portion of capital and finance lease obligations	167	188
Regulatory liabilities	1,875	1,988
Postretirement benefits	1,225	1,076
Asset retirement obligations	253	244
Deferred investment tax credit	46	49
Deferred income taxes	1,817	1,289
Other non-current liabilities	256	176

Total non-current liabilities	9,626	9,498

Commitments and Contingencies (Notes 5, 6, 7, 9, and 10)
Equity
Common stockholder’s equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	2,957	2,832
Accumulated other comprehensive loss	(2)	—
Retained earnings	554	463

Total common stockholder’s equity	4,350	4,136
Preferred stock	44	44

Total equity	4,394	4,180

Total Liabilities and Equity	$15,662	$14,839

The accompanying notes are an integral part of these statements.

Consumers Energy Company

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Years Ended December 31
	2011	2010	2009
	In Millions
Common Stock
At beginning and end of period	$841	$841	$841

Other Paid-in Capital
At beginning of period	2,832	2,582	2,482
Stockholder’s contribution	125	250	100

At end of period	2,957	2,832	2,582

Accumulated Other Comprehensive Income (Loss)
Retirement benefits liability
At beginning of period	(16)	(11)	(7)
Net loss arising during the period[1]	(4)	(5)	(4)
Amortization of net actuarial loss[1]	1	—	—

At end of period	(19)	(16)	(11)

Investments
At beginning of period	16	13	6
Unrealized gain on investments[1]	1	3	10
Reclassification adjustments included in net income[1]	—	—	(3)

At end of period	17	16	13

At end of period	(2)	—	2

Retained Earnings
At beginning of period	463	389	383
Net income[1]	467	434	293
Common stock dividends declared	(374)	(358)	(285)
Preferred stock dividends declared	(2)	(2)	(2)

At end of period	554	463	389

Preferred Stock
At beginning and end of period	44	44	44

Total Equity	$4,394	$4,180	$3,858

	Years Ended December 31
	2011	2010	2009
	In Millions
[1] Disclosure of Comprehensive Income
Net income	$467	$434	$293
Retirement benefits liability
Net loss arising during the period, net of tax benefit of $(3) in 2011 and 2010 and $(2) in 2009	(4)	(5)	(4)
Amortization of net actuarial loss, net of tax of $1 in 2011 and $ - in 2010 and 2009	1	—	—
Investments
Unrealized gain on investments, net of tax of $ - in 2011, $2 in 2010, and $6 in 2009	1	3	10
Reclassification adjustments included in net income, net of tax benefit of $ - in 2011 and 2010 and $(2) in 2009	—	—	(3)

Total Comprehensive Income	$465	$432	$296

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Alternative-Revenue Programs:  Under electric and gas rate case orders issued by the MPSC in 2009 and 2010, Consumers was granted authority to implement revenue decoupling mechanisms. The electric revenue decoupling mechanism adjusts customer rates to collect or refund the change in marginal revenue arising from the difference between the level of average sales per customer adopted in the electric rate case order and actual average sales per customer. The gas revenue decoupling mechanism is similar, but does not adjust customer rates for changes in sales volumes resulting from weather fluctuations. Consumers accounts for these programs as alternative-revenue programs that meet the criteria for recognizing the effects of decoupling adjustments on revenue as electricity and gas are delivered. For details on Consumers’ decoupling mechanisms, see Note 6, Regulatory Matters.

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

Self-Implemented Rates:  Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue a final order within that period, the filed rates are considered approved. If the MPSC issues a final order within that period, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund. For details on Consumers’ self-implemented rates, see Note 6, Regulatory Matters.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable:  Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management’s assessment of existing economic conditions, customer trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense.

Allowance for Uncollectible Notes Receivable:  The allowance for uncollectible notes receivable is a valuation allowance to reflect possible credit losses. The allowance is increased by the provision for credit losses and decreased by note charge-offs net of recoveries. Management estimates the allowance balance required using historical loan loss experience, the nature and volume of the portfolio, economic conditions, and other factors. Notes deemed uncollectible are charged against the allowance when the loss is confirmed, but no later than the point at which a note becomes 120 days past due. For further details about CMS Energy’s notes receivable, see Note 9, Financial Instruments and Note 11, Notes Receivable.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Contingencies:  CMS Energy and Consumers record estimated liabilities for contingencies on their consolidated financial statements when it is probable that a liability has been incurred and when the amount of loss can be reasonably estimated. CMS Energy and Consumers expense legal fees as incurred; fees incurred but not yet billed are accrued based on estimates of work performed. This policy also applies to any fees incurred on behalf of employees and officers under indemnification agreements; such fees are billed directly to CMS Energy or Consumers.

Debt Issuance Costs, Discounts, Premiums, and Refinancing Costs:  CMS Energy and Consumers defer issuance costs, discounts, and premiums associated with long-term debt and amortize those amounts over the terms of the debt issues. For the non-regulated portions of CMS Energy’s and Consumers’ businesses, refinancing costs are expensed as incurred. For the regulated portions of CMS Energy’s and Consumers’ businesses, any remaining unamortized issuance costs, discounts, and premiums associated with refinanced debt are amortized over the term of the newly issued debt.

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

Determination of Pension and OPEB MRV of Plan Assets:  CMS Energy and Consumers determine the MRV for pension plan assets as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years. CMS Energy and Consumers reflect each year’s gain or loss in the MRV in equal amounts over a five-year period beginning on the date the original amount was determined. CMS Energy and Consumers determine the MRV for OPEB plan assets as the fair value of assets on the measurement date. CMS Energy and Consumers use the MRV in the calculation of net pension and OPEB costs. For further details, see Note 12, Retirement Benefits.

Earnings Per Share:  CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive stock options, warrants, and convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

method or the if-converted method, as applicable. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 8, Earnings Per Share – CMS Energy.

Financial Instruments:  CMS Energy and Consumers record debt and equity securities classified as available for sale at fair value as determined from quoted market prices or other observable, market-based inputs. Unrealized gains and losses on these securities are determined on a specific-identification basis. CMS Energy and Consumers report unrealized gains and losses from changes in fair value of the equity securities, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings. CMS Energy and Consumers report unrealized gains resulting from changes in fair value of the debt securities, net of tax, in equity as part of AOCI. Unrealized losses on the debt securities, if significant, are considered other than temporary and reported in earnings since these securities are managed by an independent investment manager that can sell the securities at its own discretion. For additional details regarding financial instruments, see Note 9, Financial Instruments.

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

CMS Energy and Consumers classify RECs and emission allowances as materials and supplies inventory and use the weighted average method to remove amounts from inventory. RECs and emission allowances are used to satisfy compliance obligations related to the generation of power.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted Cash and Cash Equivalents:  CMS Energy and Consumers have restricted cash and cash equivalents dedicated for repayment of Securitization bonds and for payment under performance guarantees. CMS Energy and Consumers classify these amounts as a current asset if they relate to payments that could or will occur within one year.

2: NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS NOT YET EFFECTIVE

ASU 2011-05, Presentation of Comprehensive Income:  This standard, effective January 1, 2012 for CMS Energy and Consumers, eliminates the option of reporting other comprehensive income and its components on the statement of changes in equity. Presently, both CMS Energy and Consumers use this option for their consolidated financial statements. Under the standard, entities will be required to present either a single continuous statement of comprehensive income, containing both net income and components of other comprehensive income, or two separate consecutive statements. This standard will affect only the presentation of comprehensive income on CMS Energy’s and Consumers’ consolidated financial statements.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs:  This standard, effective January 1, 2012 for CMS Energy and Consumers, is the result of a joint project of the Financial Accounting Standards Board and the International Accounting Standards Board. The primary objective of the standard is to ensure that fair value has the same meaning under GAAP and International Financial Reporting Standards and to establish common fair value measurement guidance in the two sets of standards. The standard does not change the overall fair value model in GAAP, but it amends various fair value principles and establishes additional disclosure requirements. This standard will not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position, but will require additional disclosures.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3: OTHER INCOME AND OTHER EXPENSE

Presented in the following tables are the components of other income and other expense at CMS Energy and Consumers:

Years Ended December 31	2011	2010	2009
	In Millions
Other income:
CMS ENERGY, INCLUDING CONSUMERS
Gain on early retirement of long-term debt	$—	$—	$28
Regulatory return on capital expenditures	—	17	26
Gain on SERP investment	—	—	8
Return on stranded and security costs	3	4	5
All other	13	11	13

Total other income	$16	$32	$80

CONSUMERS
Regulatory return on capital expenditures	$—	$17	$26
Gain on SERP investment	—	—	5
Gain on CMS Energy common stock	4	—	—
Return on stranded and security costs	3	4	5
All other	12	10	11

Total other income	$19	$31	$47

Years Ended December 31	2011	2010	2009
	In Millions
Other expense:
CMS ENERGY, INCLUDING CONSUMERS
Loss on reacquired and extinguished debt	$(1)	$(8)	$(18)
Donations	(11)	(6)	—
Civic and political expenditures	(3)	(3)	(3)
All other	(7)	(7)	(9)

Total other expense	$(22)	$(24)	$(30)

CONSUMERS
Donations	$(11)	$(6)	$—
Civic and political expenditures	(3)	(3)	(3)
All other	(6)	(6)	(8)

Total other expense	$(20)	$(15)	$(11)

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following tables are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis:

December 31, 2011	Total	Level 1	Level 2	Level 3
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Assets
Cash equivalents	$109	$109	$—	$—
Restricted cash equivalents	15	15	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual funds	113	113	—	—
Derivative instruments:
Commodity contracts	3	1	—	2

Total	$245	$243	$—	$2

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—
Derivative instruments:
Commodity contracts	7	—	3	4

Total	$11	$4	$3	$4

CONSUMERS
Assets:
Cash equivalents	$56	$56	$—	$—
Restricted cash equivalents	14	14	—	—
CMS Energy common stock	35	35	—	—
Nonqualified deferred compensation plan assets	3	3	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual funds	74	74	—	—
Derivative instruments:
Commodity contracts	2	—	—	2

Total	$185	$183	$—	$2

Liabilities:
Nonqualified deferred compensation plan liabilities	$3	$3	$—	$—

Total	$3	$3	$—	$—

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Total	Level 1	Level 2	Level 3
		In Millions
CMS ENERGY, INCLUDING CONSUMERS
Assets:
Cash equivalents	$183	$183	$—	$—
Restricted cash equivalents	6	6	—	—
Nonqualified deferred compensation plan assets	6	6	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	62	62	—	—
State and municipal bonds	28	—	28	—
Derivative instruments:
Commodity contracts	1	—	—	1

Total	$287	$258	$28	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$6	$6	$—	$—
Derivative instruments:
Commodity contracts	4	—	—	4

Total	$10	$6	$—	$4

CONSUMERS
Assets:
Cash equivalents	$19	$19	$—	$—
Restricted cash equivalents	6	6	—	—
CMS Energy common stock	34	34	—	—
Nonqualified deferred compensation plan assets	4	4	—	—
SERP:
Cash equivalents	1	1	—	—
Mutual fund	39	39	—	—
State and municipal bonds	17	—	17	—
Derivative instruments:
Commodity contracts	1	—	—	1

Total	$121	$103	$17	$1

Liabilities:
Nonqualified deferred compensation plan liabilities	$4	$4	$—	$—

Total	$4	$4	$—	$—

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.

Nonqualified Deferred Compensation Plan Assets: The nonqualified deferred compensation plan assets consist of various mutual funds that are valued using a market approach. CMS Energy and Consumers value

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

these assets using the daily quoted net asset values that are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers report these assets in other non-current assets on their consolidated balance sheets.

SERP Assets: CMS Energy and Consumers value their SERP assets using a market approach, incorporating prices and other relevant information from market transactions. The SERP cash equivalents consist of a money market fund with daily liquidity. The SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities. In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments. CMS Energy and Consumers value these funds using the daily quoted net asset values that are the basis for transactions to buy or sell shares in each fund.

At December 31, 2010, the SERP held state and municipal bonds, which were valued using a matrix pricing model incorporating Level 2 market-based information. The fair value of the bonds was derived from various observable inputs, including benchmark yields, reported trades, broker/dealer quotes, bond ratings, and general information on market movements normally considered by market participants when pricing such debt securities.

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

Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy has exchange-traded derivative contracts that are valued based on Level 1 quoted prices, as well as derivatives valued using Level 2 inputs, including commodity market prices, interest rates, credit ratings, default rates, and market-based seasonality factors. CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate pricing assumptions that cannot be observed or confirmed through market transactions. At December 31, 2011, the most significant derivatives classified as Level 3 were a power option sold by CMS ERM and FTRs held by Consumers. At December 31, 2010, the most significant derivative classified as Level 3 was an electricity sales agreement held by CMS ERM. In valuing their derivative instruments not classified as Level 1, CMS Energy and Consumers may incorporate adjustments for credit risk, or the risk of nonperformance, as deemed appropriate. For additional details about derivative contracts, see Note 10, Derivative Instruments.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Level 3 Inputs

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

Years Ended December 31	2011	2010	2009
		In Millions
CMS ENERGY, INCLUDING CONSUMERS
Balance at beginning of period	$(3)	$(8)	$(16)
Total gains included in earnings[1]	2	5	7
Total gains offset through regulatory accounting	2	3	9
Purchases	1	1	1
Sales	(4)	(1)	—
Settlements	—	(3)	(9)

Balance at end of period	$(2)	$(3)	$(8)

Unrealized gains included in earnings relating to assets and liabilities still held at end of period[1]	$2	$4	$6

CONSUMERS
Balance at beginning of period	$1	$—	$—
Total gains offset through regulatory accounting	2	3	9
Purchases	1	1	1
Settlements	(2)	(3)	(10)

Balance at end of period	$2	$1	$—

[1]

CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair values in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

CMS Energy and Consumers had no nonrecurring fair value measurements during the year ended December 31, 2011.

Presented in the following table are CMS Energy’s assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the year ended December 31, 2010:

	Level 1	Level 2	Level 3	Losses
		In Millions
CMS ENERGY, INCLUDING CONSUMERS
Assets held for sale	$—	$5	$—	$(6)

In 2010, CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value of $5 million, resulting in a loss of $6 million, which was recorded in earnings as part of discontinued operations. The fair value was determined based on the price that CMS Energy received for the sale of these assets, which closed in January 2011. CMS Energy had no other nonrecurring fair value measurements and Consumers had no nonrecurring fair value measurements during the years ended December 31, 2010 and 2009.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5: CONTINGENCIES AND COMMITMENTS

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

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, and Wisconsin. The following provides more detail on these proceedings:

•	In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas allegedly purchased from defendants.

•	In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas reporting activities.

•	Breckenridge Brewery of Colorado, LLC and BBD Acquisition Co. v. Oneok, Inc., et al., a class action complaint brought on behalf of retail direct purchasers of natural gas in Colorado, was filed in Colorado state court in 2006. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Colorado Antitrust Act of 1992 in connection with their natural gas reporting activities. Plaintiffs are seeking full refund damages.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

After removal to federal court, all of the cases described above were transferred to the MDL. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remained parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case and the Arandell (Wisconsin) case was reinstated against CMS ERM. In July 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption. Plaintiffs have filed appeals in all of the cases. The issues on appeal are whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim. The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.

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

In May 2011, CMS Energy received approval from the EPA on a revised scope of remedies that CMS Energy had submitted in December 2010. CMS Energy reached a tentative agreement with the MDEQ in December 2011 that identifies the final remedies at the site. The parties are awaiting EPA review prior to finalizing the agreement. In December 2010, the MDEQ issued an NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. Discharge of treated leachate under the permit has commenced. Additionally, CMS Land has committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term solution to the leachate

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

disposal issue. In 2008, the MDEQ and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits and seeking an injunction. A temporary restraining order was issued by the trial court. The legal proceeding was stayed in 2009 and can be renewed by either party at any time.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $224 million, which includes accretion expense. At December 31, 2011, CMS Energy had a recorded liability of $77 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $100 million. CMS Energy expects to pay $21 million during 2012, $8 million in 2013, $4 million in 2014, $4 million in 2015, $5 million in 2016, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Equatorial Guinea Tax Claim: In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus interest, in connection with the sale. CMS Energy has concluded that the government’s tax claim is without merit. The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim. CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.

CONSUMERS’ ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites will be between $1 and $4 million. At December 31, 2011, Consumers had a recorded liability of $1 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

parties involved with each site, affect Consumers’ share of the total liability. At December 31, 2011, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

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

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which Consumers and other utilities participated, had not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel. A number of court decisions have supported the right of utilities to pursue damage claims in the U.S. Court of Claims against the DOE for failure to take delivery of spent nuclear fuel. Consumers filed a complaint in 2002.

In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. In September 2011, Consumers filed an application with the MPSC regarding the regulatory treatment of the settlement amount. For further information, see Note 6, Regulatory Matters.

As part of the agreement with the DOE, Consumers settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983. This liability, which totaled $163 million,

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

comprised $44 million collected from customers for spent nuclear fuel disposal fees and $119 million of interest accrued on those fees, and was to be paid no later than when the DOE began accepting delivery of spent nuclear fuel. CMS Energy and Consumers classified the liability as long-term debt on their consolidated balance sheets.

Following the settlement, Consumers terminated its letter of credit to Entergy, which Consumers had provided as security for its retained obligation to the DOE in connection with its sale of Palisades and the Big Rock ISFSI to Entergy in 2007.

In its November 2010 electric rate case order, the MPSC had directed Consumers to establish an independent trust fund for the amount payable to the DOE. Following its settlement with the DOE, Consumers petitioned the MPSC to relieve it of the obligation to fund the trust.

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

In 2011, Consumers increased its remaining liability for these sites by $104 million. The factors that contributed to this revision of estimated costs include new physical evidence regarding the extent of contamination at certain of these sites and statutory changes in Michigan that allow for the achievement of a “no further action” status for environmental sites. These changes led to a new plan of site-by-site remediation work necessary to achieve this status.

At December 31, 2011, Consumers had a recorded liability of $128 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011. The undiscounted amount of the remaining obligation is $142 million. Consumers expects to incur remediation and other response activity costs in each of the next five years as follows:

	2012	2013	2014	2015	2016
	In Millions
CONSUMERS
Remediation and other response activity costs	$14	$12	$12	$21	$13

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers. At December 31, 2011, Consumers had a regulatory asset of $156 million related to the MGP sites.

CONSUMERS’ OTHER CONTINGENCIES

Other Environmental Matters:  Consumers is initiating preliminary investigations during 2012 at a number of potentially contaminated sites it presently owns with the intent of determining whether any contamination exists and the extent of any identified contamination. The sites to be investigated include combustion turbine sites, generating sites, compressor stations, and remote storage tanks. As of December 31, 2011, no contamination had been confirmed at any of these sites, but it is reasonably possible that contamination exists. Consumers is unable to estimate a possible loss or range of loss at this stage of the investigations.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at December 31, 2011:

Guarantee Description	Issue Date	Expiration Date	Maximum Obligation		Carrying Amount
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Indemnity obligations from asset sales and other agreements	Various	Various through	$512	[1]	$17
		September 2029
Guarantees and put options[2]	Various	Various through March 2021	63		1
CONSUMERS
Indemnity obligations and other guarantees	Various	Various through September 2029	$30		$1

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

[2]

At December 31, 2011, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligation. These factors include unspecified exposure under certain agreements. CMS Energy and Consumers consider the likelihood that they would be required to perform or incur substantial losses related to these indemnities to be remote.

OTHER CONTINGENCIES

Other:  In addition to the matters disclosed in this Note and Note 6, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

CONTRACTUAL COMMITMENTS

Purchase Obligations: Presented in the following table are Consumers’ contractual cash obligations at December 31, 2011 for each of the periods shown. CMS Energy did not have any contractual cash obligations at December 31, 2011 that were not included in Consumers’ reported amounts.

		Payments Due
	Total	2012	2013	2014	2015	2016	Beyond 2016
	In Millions
CONSUMERS
Purchase obligations	$14,966	$1,868	$1,204	$927	$1,010	$1,010	$8,947
Purchase obligations – related parties	1,686	92	91	96	101	103	1,203

Purchase obligations are long-term contracts for the purchase of commodities and services. These obligations include operating contracts used to ensure adequate supply with generating facilities that meet PURPA requirements. The commodities and services include natural gas and associated transportation, electricity, and coal and associated transportation.

The MCV PPA:    Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity. The MCV PPA, as amended and restated, provides for:

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capacity and energy charges under the MCV PPA were $292 million in 2011, $285 million in 2010, and $246 million in 2009. Consumers estimates that capacity and energy charges under the MCV PPA will average $380 million annually. These amounts are included in the table above.

The Palisades PPA:  Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers estimates that capacity and energy payments under the Palisades PPA will average $340 million annually. A portion of these amounts is included in the table above. Consumers’ total purchases of capacity and energy under the PPA were $311 million in 2011, $286 million in 2010, and $276 million in 2009. For further details about Palisades, see Note 15, Leases.

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

PSCR Plan: Consumers submitted its 2011 PSCR plan to the MPSC in September 2010. In accordance with its proposed plan, Consumers self-implemented the 2011 PSCR charge beginning in January 2011. In October 2011, the administrative law judge recommended that the MPSC approve Consumers’ 2011 PSCR plan with minor modifications.

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

Electric Depreciation:  In November 2011, the MPSC issued an order approving a settlement agreement in the electric depreciation case for Ludington, which was filed jointly by Consumers and Detroit Edison. The settlement agreement resulted in a minor decrease to annual depreciation expense effective November 2011.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Components of the Rate Increase	Increase Authorized by the MPSC	Increase Originally Requested by Consumers	Difference
	In Millions
Investment in rate base	$29	$30	$(1)
Impact of sales declines	15	4	11
Operating and maintenance costs	2	16	(14)
Cost of capital	(15)	5	(20)

Total	$31	$55	$(24)

In August 2011, the MPSC authorized the continuation of the decoupling mechanism and the collection of low-income and energy efficiency funds, but denied recovery of costs associated with the Smart Grid program related to Consumers’ gas utility. Consumers filed a petition for rehearing in this case to address the disallowance of Smart Grid costs and stated that it would remove all costs associated with the gas Smart Grid program from its next general rate case application. In October 2011, the MPSC granted Consumers’ petition for rehearing, allowing Consumers to recover costs that the gas utility has incurred associated with the Smart Grid program.

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

GCR Plan: Consumers submitted its 2011-2012 GCR plan to the MPSC in December 2010. In accordance with its proposed plan, Consumers self-implemented the 2011-2012 GCR charge beginning in April 2011. In September 2011, the administrative law judge recommended that the MPSC approve Consumers’ 2011-2012 GCR plan, with certain adjustments to its fixed-price purchase guidelines.

GCR Reconciliations: Presented in the following table are the GCR reconciliation filings pending with the MPSC:

GCR Year	Date Filed	Net Overrecovery	GCR Cost of Gas Sold
2009-2010	June 2010	$1 million	$1.3 billion
2010-2011	June 2011	6 million	1.2 billion

In November 2011, the administrative law judge recommended that the MPSC approve Consumers’ 2009-2010 GCR reconciliation and authorize Consumers to include the overrecovery of $1 million in its 2010-2011 GCR plan.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers reflected the following regulatory assets and liabilities on its consolidated balance sheets:

December 31	End of Recovery or Refund Period	2011	2010
		In Millions
Regulatory assets:
Current
Postretirement benefits (Note 12)[1]	2011	$—	$19
Other[2]	2012	1	—

Total current regulatory assets		$1	$19

Non-current
Postretirement benefits (Note 12)[1]	various	$1,665	$1,364
Securitized costs (Note 7)[3]	2015	252	310
MGP sites (Note 5)[3]	various	156	58
ARO (Note 17)[3]	various	114	107
Big Rock nuclear decommissioning and related costs[3]	n/a	85	85
Electric revenue decoupling mechanism	n/a	59	28
Unamortized debt costs[3]	various	44	52
Energy optimization plan incentive	various	26	14
Stranded costs[2]	2013	23	46
Gas revenue decoupling mechanism	n/a	21	11
Uncollectible expense tracking mechanism[2]	2012	2	3
Other[2]	various	19	15

Total non-current regulatory assets		$2,466	$2,093

Total regulatory assets		$2,467	$2,112

Regulatory liabilities:
Current
DOE settlement	2012	$120	$—
Self-implemented rate refunds	2011	—	14
Refund of revenue in excess of nuclear decommissioning costs	2011	—	7
Other	2012	5	1

Total current regulatory liabilities		$125	$22

Non-current
Cost of removal	various	$1,364	$1,311
Income taxes, net (Note 13)	various	181	410
Renewable energy plan	n/a	161	101
ARO (Note 17)	various	113	122
Energy optimization plan	n/a	45	34
Other	various	11	10

Total non-current regulatory liabilities		$1,875	$1,988

Total regulatory liabilities		$2,000	$2,010

[1]	The regulatory asset associated with postretirement benefits is offset partially by liabilities. The net amount is included in rate base, thereby providing a return.

[2]

These regulatory assets either are included in rate base (or are expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return on expenditures, or provide a specific return on investment authorized by the MPSC.

[3]	These regulatory assets represent expenditures for which the MPSC has provided, or Consumers expects, recovery without a return on investment.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Big Rock Nuclear Decommissioning and Related Costs and DOE Settlement:  Consumers has an $85 million regulatory asset recorded for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE’s failure to accept nuclear fuel. Consumers had filed a complaint against the DOE in 2002 for this failure. In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million; Consumers recorded a $120 million regulatory liability related to this settlement. In September 2011, Consumers filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs. If the MPSC concludes that Consumers may retain any portion of the remaining $12 million of the settlement amount, Consumers will recognize that amount in earnings. For further information, see Note 5, Contingencies and Commitments, “Consumers’ Electric Utility Contingencies – Nuclear Matters.”

Electric and Gas Revenue Decoupling Mechanisms:  The MPSC’s 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended through November 2011 in the 2010 electric rate case order, allowed Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. Various parties have filed appeals concerning the electric revenue decoupling mechanism.

In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism with the MPSC, requesting recovery of $27 million from customers for the period December 2009 through November 2010. In February 2012, the administrative law judge recommended that the MPSC approve Consumers’ reconciliation of the electric revenue decoupling mechanism for the full amount of its request for the first year of operation of the decoupling mechanism. The matter remains pending before the MPSC. The MPSC Staff and intervenors oppose this recovery.

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

If the MPSC were to reject all or a major portion of Consumers’ requested recovery from its electric and gas revenue decoupling mechanisms or if the recovery period were to be substantially delayed, Consumers could be required to write off all or portions of the related regulatory assets. An unfavorable outcome in these reconciliations also could impair Consumers’ ability to continue recording decoupling revenue as volume deficiencies occur, rather than waiting until the recovery period.

Energy Optimization Plan:  In May 2011, the MPSC issued an order approving Consumers’ reconciliation of energy optimization plan costs for 2009. The MPSC also authorized Consumers to collect $6 million from customers as an incentive payment for exceeding savings targets under both its gas and electric energy optimization plans during 2009.

In December 2011, the MPSC issued an order approving Consumers’ reconciliation of energy optimization plan costs for 2010. The MPSC also authorized Consumers to collect $8 million from customers as an incentive payment for exceeding savings targets under both its gas and electric energy optimization plans during 2010.

During 2011, Consumers achieved 138 percent of its electric savings target and 129 percent of its gas savings target. For achieving these savings levels, Consumers will request the MPSC’s approval to collect $15 million, the maximum incentive, in the energy optimization reconciliation to be filed in April 2012.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As one of the conditions to the continuation of the electric and gas revenue decoupling mechanisms, Consumers must exceed the statutory savings targets for 2012 through 2015 specified in the 2008 Energy Law. In August 2011, Consumers filed an amended energy optimization plan with the MPSC, requesting approval of the additional spending necessary to exceed these savings targets.

At December 31, 2011 and 2010, surcharges collected from customers to fund Consumers’ energy optimization plan exceeded Consumers’ spending. These excess amounts are reported in the non-current portion of regulatory liabilities, as the period in which Consumers will spend the surcharges collected is beyond one year.

Uncollectible Expense Tracking Mechanism:   In March 2011, Consumers filed its reconciliation of the uncollectible expense tracking mechanism with the MPSC, requesting recovery of $3 million from customers for November 2009 through November 2010, the entire period of the tracker. The uncollectible expense tracking mechanism, authorized by the MPSC in its 2009 electric rate case order, allowed future rates to be adjusted to collect or refund 80 percent of the difference between the level of electric uncollectible expense included in rates and actual uncollectible expense. In November 2011, the MPSC approved a settlement agreement in Consumers’ uncollectible expense tracking mechanism reconciliation, authorizing the recovery of $3 million from customers in December 2011.

Refund of Revenue in Excess of Nuclear Decommissioning Costs:  The MPSC and FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired. The level of funds provided by the trust fell short of the amount needed to complete decommissioning and Consumers provided $44 million of corporate contributions for decommissioning costs.

In an order issued in February 2010, the MPSC concluded that certain revenues collected during a statutory rate freeze from 2001 through 2003 should have been deposited in a decommissioning trust fund. The MPSC agreed that Consumers was entitled to recover $44 million of decommissioning costs, but concluded that Consumers had collected this amount previously through the rates in effect during the rate freeze. In April 2010, the MPSC ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest. Consumers completed this refund in January 2011. Consumers filed an appeal with the Michigan Court of Appeals in March 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund. In January 2012, the Michigan Court of Appeals rejected Consumers’ appeal. Consumers plans to file an appeal with the Michigan Supreme Court to dispute this decision.

Renewable Energy Plan:  In 2010, Consumers filed with the MPSC its first annual report and reconciliation for its renewable energy plan, requesting approval of its plan costs for 2009. In December 2011, the MPSC approved Consumers’ renewable energy plan reconciliation with minor modifications. Consumers filed with the MPSC its second annual report and reconciliation for its renewable energy plan in June 2011, requesting approval of its plan costs for 2010.

In May 2011, the MPSC issued an order approving Consumers’ amended renewable energy plan with minor modifications. The amended plan reduces the renewable energy surcharge by an annual amount of $54 million, to $23 million. The reduction is a result of lower-than-expected costs to comply with the 2008 Energy Law. In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. This filing proposes to reduce further the renewable energy surcharge by an annual amount of $3 million, to $20 million.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2011 and 2010, surcharges collected from customers to fund Consumers’ renewable energy plan exceeded Consumers’ spending. These excess amounts are reported in the non-current portion of regulatory liabilities, as the period in which Consumers will spend the surcharges collected is beyond one year. This regulatory liability will be amortized as costs are incurred to operate and depreciate Consumers’ planned wind farms and as Consumers purchases RECs under renewable energy purchase agreements. Consumers expects its first wind farm, Lake Winds Energy Park, to be operational in late 2012. Delivery of RECs under the majority of Consumers’ renewable energy purchase agreements is also expected to begin during 2012.

POWER SUPPLY COST RECOVERY AND GAS COST RECOVERY

Consumers’ PSCR and GCR mechanisms also represent probable future revenues that will be recovered from customers or previously collected revenues that will be refunded to customers through the ratemaking process. Underrecoveries are included in accrued power supply and overrecoveries are included in accrued rate refunds on Consumers’ consolidated balance sheets.

Consumers reflected the following assets and liabilities for PSCR and GCR underrecoveries and overrecoveries on its consolidated balance sheets:

December 31	2011	2010
	In Millions
Accrued power supply revenue	$—	$15
Accrued rate refunds	30	19

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7: FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy’s long-term debt at December 31:

	Interest Rate (%)	Maturity	2011	2010
			In Millions
CMS ENERGY
Senior notes	8.500	2011	$—	$146
	6.300	2012	—	50
	Variable[1]	2013	150	150
	2.750	2014	250	—
	6.875	2015	125	125
	4.250	2015	250	250
	6.550	2017	250	250
	5.050	2018	250	250
	8.750	2019	300	300
	6.250	2020	300	300
	3.375[2]	2023	—	4
	2.875[2]	2024	226	288
	5.500[2]	2029	172	172

Total — CMS Energy			$2,273	$2,285
CONSUMERS			$4,329	$4,529
OTHER CMS ENERGY SUBSIDIARIES

EnerBank certificates of deposit	1.328[3]	2012-2018	$462	$363
Trust preferred securities	7.750	2027	29	29

Total — other CMS Energy subsidiaries			$491	$392
Total CMS Energy principal amount outstanding			$7,093	$7,206
Current amounts			(1,033)	(726)
Net unamortized discount			(20)	(32)

Total CMS Energy long-term debt			$6,040	$6,448

[1]	CMS Energy’s variable-rate senior notes bear interest at three-month LIBOR plus 95 basis points (1.353 percent at December 31, 2011 and 1.239 percent at December 31, 2010).

[2]	CMS Energy’s contingently convertible notes. See the “Contingently Convertible Securities” section in this Note for further discussion of the conversion features.

[3]

The weighted-average interest rate for EnerBank’s certificates of deposit was 1.328 percent at December 31, 2011 and 1.707 percent at December 31, 2010. EnerBank’s primary deposit product consists of brokered certificates of deposit with varying maturities. EnerBank sells these deposits through investment brokers in large pools, with each certificate within the pool having a face value of $1,000. They cannot be withdrawn until maturity, except in the case of death or incompetence of the holder.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is Consumers’ long-term debt at December 31:

	Interest Rate (%)	Maturity	2011	2010
			In Millions
CONSUMERS
FMBs[1]	5.000	2012	$300	$300
	5.375	2013	375	375
	6.000	2014	200	200
	5.000	2015	225	225
	2.600	2015	50	50
	5.500	2016	350	350
	5.150	2017	250	250
	3.210	2017	100	100
	5.650	2018	250	250
	6.125	2019	350	350
	6.700	2019	500	500
	5.650	2020	300	300
	3.770	2020	100	100
	5.300	2022	250	250
	5.800	2035	175	175
	6.170	2040	50	50
	4.970	2040	50	50

			$3,875	$3,875
Senior notes	6.875	2018	180	180
Securitization bonds	5.652[2]	2012-2015	171	208
Nuclear fuel disposal liability to DOE	0.132[3]		—	163
Tax-exempt pollution control revenue bonds	Various	2018-2035	103	103

Total Consumers principal amount outstanding			$4,329	$4,529
Current amounts			(339)	(37)
Net unamortized discount			(3)	(4)

Total Consumers long-term debt			$3,987	$4,488

[1]	The weighted-average interest rate for Consumers’ FMBs was 5.5 percent at December 31, 2011 and 2010.

[2]	The weighted-average interest rate for Consumers’ Securitization bonds was 5.652 percent at December 31, 2011 and 5.613 percent at December 31, 2010.

[3]

The interest rate for Consumers’ nuclear fuel disposal liability was 0.132 percent at December 31, 2010. For additional details, see the “Consumers’ Electric Utility Contingencies – Nuclear Matters” section included in Note 5, Contingencies and Commitments.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financings: Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2011:

	Principal	Interest Rate	Issue/Retirement Date	Maturity Date
	(In Millions)
DEBT ISSUANCES:
CMS ENERGY
Senior notes	$250	2.75%	May 2011	May 2014
CONSUMERS
Tax-exempt bonds[1]	68	Variable	May 2011	April 2018
Tax-exempt bonds[1]	35	Variable	May 2011	April 2035
Total	$353
DEBT RETIREMENTS:
CMS ENERGY
Senior notes	$146	8.5%	April 2011	April 2011
Senior notes	50	6.3%	October 2011	February 2012
Contingently convertible senior notes[2]	62	2.875%	December 2011	December 2024
CONSUMERS
Nuclear fuel disposal liability[3]	163	Variable	July 2011	—
Tax-exempt bonds[1]	68	Variable	May 2011	April 2018
Tax-exempt bonds[1]	35	Variable	May 2011	April 2035
Total	$524

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

[2]	CMS Energy’s contingently convertible notes. See the “Contingently Convertible Securities” section in this Note for further discussion of the conversions.

[3]

In July 2011, Consumers settled its nuclear fuel disposal liability with the DOE. For additional details, see the “Consumers’ Electric Utility Contingencies – Nuclear Matters” section in Note 5, Contingencies and Commitments.

In December 2011, CMS Energy entered into a $180 million term loan credit agreement that provides for delayed draws through July 20, 2012. Outstanding borrowings will bear interest at an annual interest rate of LIBOR plus 2.5 percent and will mature in December 2016.

In January 2012, CMS Energy called all of its outstanding 7.75 percent Trust Preferred Securities, to be redeemed in late February 2012.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory Authorization for Financings: FERC has authorized Consumers to have outstanding at any one time, up to $1.0 billion of secured and unsecured short-term securities for general corporate purposes. The remaining availability is $700 million at December 31, 2011. FERC has also authorized Consumers to issue and sell up to $2.5 billion of secured and unsecured long-term securities for general corporate purposes. The remaining availability is $1.4 billion at December 31, 2011. The authorizations are for the period ending June 30, 2012. Any long-term issuances during the authorization period are exempt from FERC’s competitive bidding and negotiated placement requirements.

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

Debt Maturities: At December 31, 2011, the aggregate annual contractual maturities for long-term debt for the next five years were:

	Payments Due
	2012	2013	2014	2015	2016
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Long-term debt	$635	$631	$527	$725	$369
CONSUMERS
Long-term debt	$339	$416	$243	$323	$350

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at December 31, 2011:

Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
	In Millions
CMS ENERGY
March 31, 2016[1]	$550	$—	$3	$547
CONSUMERS
March 31, 2016[2,3]	$500	$—	$1	$499
August 9, 2013[3]	150	—	—	150
September 9, 2014[3]	30	—	30	—

[1]

On March 31, 2011, CMS Energy entered into a $550 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaced CMS Energy’s revolving credit facility that was set to expire in 2012. Obligations under this facility are secured by Consumers common stock. CMS Energy’s average borrowings during the year ended December 31, 2011 totaled $11 million, with a weighted-average annual interest rate of 2.22 percent, representing LIBOR plus 2.00 percent.

[2]

On March 31, 2011, Consumers entered into a $500 million secured revolving credit facility with a consortium of banks. This facility has a five-year term and replaced Consumers’ revolving credit facility that was set to expire in 2012.

[3]	Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are accounted for as short-term secured borrowings. At December 31, 2011, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. During the year ended December 31, 2011, Consumers had no borrowings under this program.

During the year ended December 31, 2010, Consumers’ maximum short-term borrowings totaled $50 million, and its average short-term borrowings totaled $1 million, with a weighted-average annual interest rate of 0.2 percent.

Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at December 31, 2011:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price
2.875% senior notes	2024	$226	$12.54	$15.04
5.50% senior notes	2029	172	14.08	18.31

The holders of the 2.875 percent senior notes have the right to require CMS Energy to purchase the notes at par on December 1, 2014 and December 1, 2019.

The securities become convertible for a calendar quarter if the price of CMS Energy’s common stock remains at or above the trigger price for 20 of 30 consecutive trading days ending on the last trading day of the previous quarter. The trigger price at which these securities become convertible is 120 percent of the conversion price for the 2.875 percent senior notes and 130 percent for the 5.5 percent senior notes. The conversion and trigger prices are subject to adjustment in certain circumstances, including payments or distributions to CMS Energy’s common stockholders. The conversion and trigger price adjustment is made when the cumulative change in conversion and trigger prices is one percent or more. During December 2011, trigger price contingencies were met for both series of the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the security holders for the three months ending March 31, 2012.

All of CMS Energy’s contingently convertible securities, if converted, require CMS Energy to pay cash up to the principal amount of the securities. For the 2.875 percent senior notes, any conversion value in excess of the principal amount is paid in shares of CMS Energy’s common stock. For the 5.50 percent senior notes, any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy’s common stock, at the election of CMS Energy.

Presented in the following table are details about conversions of contingently convertible securities during the year ended December 31, 2011:

Series	Conversion Date	Principal Converted (In Millions)	Conversion Value per $1,000 of principal	Shares of Common Stock Issued on Settlement	Cash Paid on Settlement (In Millions)
3.375% contingently convertible senior notes due 2023	January 2011	$4	$1,994.21	197,472	$4
2.875% contingently convertible senior notes due 2024	December 2011	62	1,654.13	1,954,542	62

In January 2012, holders tendered for conversion $73 million principal amount of the 2.875 percent contingently convertible senior notes. The conversion value per $1,000 principal amount of convertible note was $1,738.99. CMS Energy issued 2,464,138 shares of its common stock and paid $73 million cash on settlement of these conversions in January and February 2012.

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at December 31, 2011, payment of common stock dividends by CMS Energy was limited to $1.2 billion.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the provisions of its articles of incorporation, at December 31, 2011, Consumers had $493 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the year ended December 31, 2011, CMS Energy received $374 million of common stock dividends from Consumers.

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

Preferred Stock of Subsidiary: Presented in the following table are details about Consumers’ preferred stock outstanding:

December 31, 2011 and 2010	Series	Optional Redemption Price	Number of Shares	Balance In Millions
Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$4.16	$103.25	68,451	$7
	$4.50	$110.00	373,148	37

Total preferred stock of Consumers				$44

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8: EARNINGS PER SHARE — CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

Years Ended December 31	2011	2010	2009
	In Millions, Except Per Share Amounts
Income Available to Common Stockholders
Income from continuing operations	$415	$366	$220
Less income attributable to noncontrolling interests	2	3	11
Less charge for deferred issuance costs on preferred stock	—	8	—
Less preferred stock dividends	—	8	11

Income from Continuing Operations Available to Common Stockholders — Basic and Diluted	$413	$347	$198

Average Common Shares Outstanding
Weighted average shares — basic	250.8	231.5	227.2
Add dilutive contingently convertible securities	12.2	21.3	10.6
Add dilutive non-vested stock awards and options	0.4	0.1	0.1

Weighted average shares — diluted	263.4	252.9	237.9

Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$1.65	$1.50	$0.87
Diluted	1.57	1.36	0.83

CONTINGENTLY CONVERTIBLE SECURITIES

When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy common stock, exceeds the principal value of that security.

STOCK OPTIONS AND WARRANTS

For the year ended December 31, 2011, outstanding options to purchase 0.1 million shares of CMS Energy common stock had no impact on diluted EPS, since the exercise price was greater than the average market price of CMS Energy common stock. These stock options have the potential to dilute EPS in the future.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONVERTIBLE DEBENTURES

For each of the years ended December 31, 2011, 2010, and 2009 CMS Energy’s 7.75 percent convertible subordinated debentures would have increased diluted EPS had they been included in the calculation. Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

Years Ended December 31	2011	2010	2009
	In Millions
Increase to numerator from assumed reduction in interest expense	$1	$1	$5
Increase to denominator from assumed conversion of debentures into common shares	0.7	0.7	2.3

CMS Energy can revoke the conversion rights if certain conditions are met.

9: FINANCIAL INSTRUMENTS

The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. Presented in the following table are the cost or carrying amounts and fair values of CMS Energy’s and Consumers’ long-term financial instruments:

December 31	2011		2010
	Cost or Carrying Amount	Fair Value	Cost or Carrying Amount	Fair Value
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Securities held to maturity	$7	$7	$5	$6
Securities available for sale	113	113	90	90
Notes receivable[1]	480	504	386	407
Long-term debt[2]	7,073	8,025	7,174	7,861
CONSUMERS
Securities available for sale	$81	$109	$64	$90
Long-term debt[3]	4,326	4,882	4,525	4,891

[1]	Includes current portion of notes receivable of $19 million at December 31, 2011 and $11 million at December 31, 2010.

[2]	Includes current portion of long-term debt of $1.0 billion at December 31, 2011 and $726 million at December 31, 2010.

[3]	Includes current portion of long-term debt of $339 million at December 31, 2011 and $37 million at December 31, 2010.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At December 31, 2011 and 2010, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities:

December 31	2011				2010
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Available for sale
SERP:
Mutual funds	$113	$—	$—	$113	$62	$—	$—	$62
State and municipal bonds	—	—	—	—	28	—	—	28
Held to maturity
Debt securities	7	—	—	7	5	1	—	6
CONSUMERS
Available for sale
SERP:
Mutual funds	$74	$—	$—	$74	$39	$—	$—	$39
State and municipal bonds	—	—	—	—	17	—	—	17
CMS Energy common stock	7	28	—	35	8	26	—	34

The mutual funds classified as available for sale are fixed-income funds of varying maturities. During the year ended December 31, 2011, CMS Energy contributed $27 million to the SERP, which included a contribution of $20 million by Consumers. The contributions were used to acquire additional shares in the mutual funds. State and municipal bonds classified as available for sale consisted of investment grade state and municipal bonds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.

Presented in the following table is a summary of the sales activity for CMS Energy’s and Consumers’ investment securities:

Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Proceeds from sales of investment securities[1]	$29	$1	$53
Realized gains	—	—	8
Net gains from AOCI recognized in net income	—	—	5
CONSUMERS
Proceeds from sales of investment securities[1]	$19	$—	$32
Realized gains	—	—	5
Net gains from AOCI recognized in net income	—	—	3

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

[1]

All proceeds related to sales of investments that were held within the SERP and classified as available for sale. Realized losses on these sales were less than $1 million for both CMS Energy and Consumers during each period.

In 2011, CMS Energy and Consumers sold their SERP investments in state and municipal bonds. The proceeds were reinvested in a mutual fund that holds fixed-income instruments of varying maturities. The activity during 2009 related primarily to the sale of a SERP investment in a mutual fund.

10: DERIVATIVE INSTRUMENTS

In order to limit exposure to certain market risks, primarily changes in commodity prices, interest rates, and foreign exchange rates, CMS Energy and Consumers may enter into various risk management contracts, such as forward contracts, futures, options, and swaps. The contracts used to manage market risks may qualify as derivative instruments. Neither CMS Energy nor Consumers enters into any derivatives for trading purposes.

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

Consumers’ coal purchase contracts are not derivatives because there is not an active market for the coal it purchases. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. Since Consumers is subject to regulatory accounting, the resulting fair value gains and losses would be deferred as regulatory assets or liabilities and would not affect net income.

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

The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other assets were $3 million at December 31, 2011 and $1 million at December 31, 2010. The fair value of Consumers’ commodity contracts not designated as hedging instruments and recorded in other assets were $2 million at December 31, 2011 and $1 million at December 31, 2010. The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other liabilities were $7 million at December 31, 2011 and $4 million at December 31, 2010. Consumers did not have any contracts recorded as liabilities at December 31, 2011 and 2010.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is the effect on CMS Energy’s and Consumers’ consolidated statements of income of their derivatives not designated as hedging instruments:

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Years Ended December 31
Location of Gain (Loss) on Derivatives Recognized in Income	2011	2010	2009
	In Millions
CMS ENERGY
Commodity contracts:
Operating revenue	$2	$4	$7
Fuel for electric generation	—	4	(3)
Cost of gas sold	(2)	—	(2)
Purchased and interchange power	—	2	—
Other expense	—	—	(1)
Interest rate contracts:
Other expense	—	—	(1)
Foreign exchange contracts:
Other expense	—	—	(1)

Total CMS Energy	$—	$10	$(1)

CONSUMERS
Commodity contracts:
Other expense	—	—	(1)

Consumers’ gains on FTRs deferred as regulatory liabilities were $2 million for the year ended December 31, 2011, $3 million for the year ended December 31, 2010, and $9 million for the year ended December 31, 2009.

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were $4 million at December 31, 2011 and $1 million at December 31, 2010.

11: NOTES RECEIVABLE

EnerBank provides unsecured consumer installment loans for financing home improvements. These loans totaled $480 million, net of an allowance for loan losses of $5 million, at December 31, 2011, and $386 million, net of an allowance for loan losses of $5 million, at December 31, 2010. At December 31, 2011, $19 million of EnerBank’s loans were classified as current notes receivable and $461 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets. At December 31, 2010, $11 million of EnerBank’s loans were classified as current notes receivable and $375 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the changes in the allowance for loan losses:

Year Ended December 31, 2011
In Millions
Balance at beginning of period	$5
Charge-offs	(5)
Recoveries	1
Provision for loan losses	4

Balance at end of period	$5

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans at December 31, 2011:

Past Due 30-59 Days	Past Due 60-89 Days	Past Due Over 90 Days	Total Delinquent	Current	Total Outstanding
	In Millions
$1	$-	$1	$2	$478	$480

At December 31, 2011, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

12: RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans. These plans include:

•	a non-contributory, qualified defined benefit Pension Plan (closed to new non-union participants as of July 1, 2003 and closed to new union participants as of September 1, 2005);

•	a qualified cash balance Pension Plan for certain employees hired between July 1, 2003 and August 31, 2005;

•	a non-contributory, qualified DCCP for employees hired on or after September 1, 2005;

•	benefits to certain management employees under a non-contributory, nonqualified defined benefit SERP (closed to new participants as of March 31, 2006);

•	a non-contributory, nonqualified DC SERP for certain management employees hired or promoted on or after April 1, 2006;

•	health care and life insurance benefits under an OPEB plan;

•	benefits to a selected group of management under a non-contributory, nonqualified EISP; and

•	a contributory, qualified defined contribution 401(k) plan.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Participants in the cash balance Pension Plan, effective July 1, 2003 to August 31, 2005, also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of September 1, 2005. DCCP expense for CMS Energy and Consumers was $7 million for the year ended December 31, 2011, $5 million for the year ended December 31, 2010, and $4 million for the year ended December 31, 2009.

SERP: The SERP is a non-qualified plan as defined by the Internal Revenue Code. SERP benefits are paid from a rabbi trust established in 1988. SERP rabbi trust earnings are taxable. Presented in the following table are the funded status and fair value of trust assets for CMS Energy’s and Consumers’ SERP:

Years Ended December 31	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Trust assets[1]	$114	$91
ABO	117	107
Contributions	27	17
CONSUMERS
Trust assets[1]	$75	$57
ABO	76	66
Contributions	20	11

[1]	Trust assets are included in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets.

On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy’s and Consumers’ contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were less than $1 million at December 31, 2011 and December 31, 2010. DC SERP assets are included in other non-current assets on CMS Energy’s and Consumers’ consolidated balance sheets. CMS Energy’s and Consumers’ DC SERP expense was less than $1 million for each of the years ended December 31, 2011, 2010, and 2009.

401(k): The 401(k) plan employer match equals 60 percent of eligible contributions up to the first six percent of an employee’s wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $16 million for each of the years ended December 31, 2011, 2010, and 2009. The total 401(k) plan cost for Consumers was $16 million for the year ended December 31, 2011 and $15 million for each of the years ended December 31, 2010 and 2009.

EISP: In 2002, CMS Energy and Consumers implemented a nonqualified EISP to provide flexibility in separation of employment by officers, a selected group of management, or other highly compensated employees. Terms of the plan include payment of a lump sum, payment of monthly benefits for life, payment of premiums for continuation of health care, or any other legally permissible term deemed to be in CMS Energy’s and Consumers’ best interest. EISP expense for CMS Energy and Consumers was less than $1 million for each of the years ended December 31, 2011, 2010, and 2009. The ABO for the EISP for CMS Energy, including Consumers, was $5 million at December 31, 2011 and 2010. The ABO for the EISP for Consumers was $1 million at December 31, 2011 and 2010.

OPEB: Participants in the OPEB plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for Pension Plan

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

disability retirement and have 15 years of applicable continuous service may also participate in the OPEB plan. Retiree health care costs were based on the assumption that costs would increase 7.5 percent in 2012 and 8.0 percent in 2011 for all retirees. The rate of increase was assumed to decline to five percent for all retirees by 2017 and thereafter.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

	One Percentage Point Increase	One Percentage Point Decrease
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Effect on total service and interest cost component	$19	$(16)
Effect on PBO	245	(213)
CONSUMERS
Effect on total service and interest cost component	$18	$(15)
Effect on PBO	238	(207)

Assumptions: Presented in the following tables are the weighted-average assumptions used in CMS Energy’s and Consumers’ retirement benefits plans to determine benefit obligations and net periodic benefit cost:

	Pension and SERP			OPEB
December 31	2011	2010	2009	2011	2010	2009
CMS ENERGY, INCLUDING CONSUMERS
Weighted Average for Benefit Obligations:
Discount rate[1]	4.90%	5.40%	5.85%	5.10%	5.60%	6.00%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
Pension	3.50%	4.00%	4.00%
SERP	5.50%	5.50%	5.50%

Weighted Average for Net Periodic Benefit Cost:

Discount rate[1]	5.40%	5.85%	6.50%	5.60%	6.00%	6.50%
Expected long-term rate of return on plan assets[3]	8.00%	8.00%	8.25%	7.50%	7.50%	7.75%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
Pension	4.00%	4.00%	4.00%
SERP	5.50%	5.50%	5.50%

[1]

The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy’s and Consumers’ Pension Plan and OPEB plan and the yields on high quality corporate bonds rated Aa or better.

[2]

The mortality assumption was based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligned with the IRS prescriptions for cash funding valuations under the Pension Protection Act of 2006.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

[3]

CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets was eight percent in 2011. The actual return on Pension Plan assets was four percent in 2011, 13 percent in 2010, and 21 percent in 2009.

Costs: Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

	Pension and SERP
Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Net periodic pension cost
Service cost	$49	$45	$41
Interest expense	106	104	102
Expected return on plan assets	(112)	(92)	(86)
Amortization of:
Net loss	65	52	41
Prior service cost	5	5	6

Net periodic pension cost	$113	$114	$104
Regulatory adjustment[1]	—	30	—

Net periodic pension cost after regulatory adjustment	$113	$144	$104

CONSUMERS
Net periodic pension cost
Service cost	$48	$44	$40
Interest expense	101	99	97
Expected return on plan assets	(109)	(89)	(83)
Amortization of:
Net loss	63	50	40
Prior service cost	5	5	5

Net periodic pension cost	$108	$109	$99
Regulatory adjustment[1]	—	30	—

Net periodic pension cost after regulatory adjustment	$108	$139	$99

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	OPEB
Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Net periodic OPEB cost
Service cost	$27	$26	$24
Interest expense	77	80	80
Expected return on plan assets	(66)	(60)	(50)
Amortization of:
Net loss	30	32	33
Prior service credit	(20)	(17)	(10)

Net periodic OPEB cost	$48	$61	$77
Regulatory adjustment[1]	—	5	—

Net periodic OPEB cost after regulatory adjustment	$48	$66	$77

CONSUMERS
Net periodic OPEB cost
Service cost	$26	$25	$24
Interest expense	74	77	77
Expected return on plan assets	(61)	(56)	(46)
Amortization of:
Net loss	31	33	33
Prior service credit	(20)	(16)	(10)

Net periodic OPEB cost	$50	$63	$78
Regulatory adjustment[1]	—	5	—

Net periodic OPEB cost after regulatory adjustment	$50	$68	$78

[1]

Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, which resulted in no impact to net income for the years presented. The pension and OPEB regulatory liability was less than $1 million at December 31, 2011 and 2010.

For CMS Energy, the estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2012 from the regulatory asset is $79 million and from AOCI is $2 million. For Consumers, the estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2012 from the regulatory asset is $79 million. For CMS Energy, the estimated net loss and prior service credit for OPEB plans that will be amortized into net periodic benefit cost in 2012 from the regulatory asset is $33 million, with a decrease from AOCI of $1 million. For Consumers, the estimated net loss and prior service credit for OPEB plans that will be amortized into net periodic benefit cost in 2012 from the regulatory asset is $33 million.

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period. The estimated period of amortization of gains and losses for CMS Energy and Consumers was 11 years for pension and 13 years for OPEB for the year ended December 31, 2011, and 12 years for pension and 14 years for OPEB for each of the years ended

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010 and 2009. Prior service cost amortization is established in the year in which the prior service cost first occurred, and is based on the same amortization period for all future years until the prior service costs are fully amortized. CMS Energy and Consumers had new prior services credits for OPEB in 2010. The estimated period of amortization of these new prior service credits for CMS Energy and Consumers was ten years for OPEB for the year ended December 31, 2010.

Reconciliations: Presented in the following tables are reconciliations of the funded status of CMS Energy’s and Consumers’ retirement benefits plans with their retirement benefits plans’ liabilities:

Years Ended December 31	Pension Plan
	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Benefit obligation at beginning of period	$1,896	$1,717
Service cost	48	44
Interest cost	100	98
Actuarial loss	107	150
Benefits paid	(79)	(113)

Benefit obligation at end of period[1]	$2,072	$1,896

Plan assets at fair value at beginning of period	$1,401	$1,007
Actual return on plan assets	54	132
Company contribution	250	375
Actual benefits paid[2]	(79)	(113)

Plan assets at fair value at end of period	$1,626	$1,401

Funded status at December 31[3,4]	$(446)	$(495)

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	SERP		OPEB
	2011	2010	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Benefit obligation at beginning of period	$118	$106	$1,410	$1,423
Service cost	1	1	27	26
Interest cost	6	6	77	80
Plan amendments[5]	—	—	—	(101)
Actuarial loss	8	11	180	36
Benefits paid	(6)	(6)	(53)	(54)

Benefit obligation at end of period[1]	$127	$118	$1,641	$1,410

Plan assets at fair value at beginning of period	$—	$—	$887	$782
Actual return on plan assets	—	—	23	88
Company contribution	6	6	67	71
Actual benefits paid[2]	(6)	(6)	(53)	(54)

Plan assets at fair value at end of period	$—	$—	$924	$887

Funded status at December 31[3]	$(127)	$(118)	$(717)	$(523)

CONSUMERS
Benefit obligation at beginning of period	$77	$67	$1,358	$1,373
Service cost	1	1	26	25
Interest cost	4	4	74	77
Plan amendments[5]	—	—	—	(100)
Actuarial loss	6	8	178	34
Benefits paid	(3)	(3)	(51)	(51)

Benefit obligation at end of period[1]	$85	$77	$1,585	$1,358

Plan assets at fair value at beginning of period	$—	$—	$825	$725
Actual return on plan assets	—	—	21	81
Company contribution	3	3	66	70
Actual benefits paid[2]	(3)	(3)	(51)	(51)

Plan assets at fair value at end of period	$—	$—	$861	$825

Funded status at December 31[3]	$(85)	$(77)	$(724)	$(533)

[1]

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. In 2010, the Health Care Acts repealed these tax-exempt deductions for years beginning after December 31, 2012. The Medicare Part D annualized reduction in net OPEB cost for CMS Energy was $26 million for 2011, $28 million for 2010, and $19 million for 2009. Consumers’ Medicare Part D annualized reduction in net OPEB costs was $25 million for 2011, $26 million for 2010, and $18 million for 2009. The reduction for CMS Energy and Consumers included $9 million for 2011, $10 million for 2010, and $6 million for 2009 in capitalized OPEB costs.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

[2]

CMS Energy received payments of $5 million in each of 2011 and 2010 and $4 million in 2009 for the Medicare Part D subsidies. Consumers received payments of $5 million in each of 2011 and 2010 and $4 million in 2009 for the Medicare Part D subsidies.

[3]

At December 31, 2011, CMS Energy classified $7 million as current liabilities and $1.3 billion as non-current liabilities on its consolidated balance sheets. At December 31, 2010, CMS Energy classified $7 million as current liabilities and $1.1 billion as non-current liabilities on its consolidated balance sheets. Current liabilities relate to SERP projected payments for the next year.

At December 31, 2011, Consumers classified $4 million as current liabilities and $1.2 billion as non-current liabilities on its consolidated balance sheets. At December 31, 2010, Consumers classified $4 million as current liabilities and $1.1 billion as non-current liabilities on its consolidated balance sheets.

[4]

At December 31, 2011, $414 million of the total funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses. At December 31, 2010, $463 million of the funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses.

[5]	Plan amendments reflect changes resulting from an agreement reached with the UWUA in April 2010 on a new five-year contract for UWUA members.

Presented in the following table are the Pension Plan PBO, ABO, and fair value of plan assets:

Years Ended December 31	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Pension PBO	$2,072	$1,896
Pension ABO	1,765	1,517
Fair value of Pension Plan assets	1,626	1,401

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost: Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets, see Note 6, Regulatory Matters.

	Pension and SERP		OPEB
Years Ended December 31	2011	2010	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Regulatory assets
Net loss	$1,014	$914	$766	$579
Prior service cost (credit)	17	23	(132)	(152)
AOCI
Net loss (gain)	81	72	(5)	(9)
Prior service cost (credit)	2	2	(3)	(4)

Total amounts recognized in regulatory assets and AOCI	$1,114	$1,011	$626	$414

CONSUMERS
Regulatory assets
Net loss	$1,014	$914	$766	$579
Prior service cost (credit)	17	23	(132)	(152)
AOCI
Net loss	27	22	—	—
Prior service cost	—	1	—	—

Total amounts recognized in regulatory assets and AOCI	$1,058	$960	$634	$427

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan Assets: Presented in the following tables are the fair values of CMS Energy’s and Consumers’ Pension Plan and OPEB plan assets at December 31, 2011 and 2010, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 4, Fair Value Measurements.

	Pension Plan
December 31, 2011	Total	Level 1	Level 2
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Asset Category:
Cash and short-term investments[1]	$241	$241	$—
U.S. government and agencies securities[2]	24	—	24
Corporate debt[3]	236	—	236
State and municipal bonds[5]	10	—	10
Foreign corporate debt[6]	23	—	23
Mutual funds[8]	257	257	—
Pooled funds[9]	835	—	835

Total	$1,626	$498	$1,128

	Pension Plan
December 31, 2010	Total	Level 1	Level 2
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Asset Category:
Cash and short-term investments[1]	$248	$248	$—
U.S. government and agencies securities[2]	57	—	57
Corporate debt[3]	161	—	161
State and municipal bonds[5]	8	—	8
Foreign corporate debt[6]	17	—	17
Mutual funds[8]	183	183	—
Pooled funds[9]	727	—	727

Total	$1,401	$431	$970

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	OPEB Plan
December 31, 2011	Total	Level 1	Level 2
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Asset Category:
Cash and short-term investments[1]	$64	$64	$—
U.S. government and agencies securities[2]	203	—	203
Corporate debt[4]	28	—	28
State and municipal bonds[5]	71	—	71
Foreign corporate debt[6]	3	—	3
Common stocks[7]	113	113	—
Mutual funds[8]	31	31	—
Pooled funds[10]	411	—	411

Total	$924	$208	$716

CONSUMERS
Asset Category:
Cash and short-term investments[1]	$60	$60	$—
U.S. government and agencies securities[2]	189	—	189
Corporate debt[4]	26	—	26
State and municipal bonds[5]	66	—	66
Foreign corporate debt[6]	3	—	3
Common stocks[7]	105	105	—
Mutual funds[8]	29	29	—
Pooled funds[10]	383	—	383

Total	$861	$194	$667

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	OPEB Plan
December 31, 2010	Total	Level 1	Level 2
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Asset Category:
Cash and short-term investments[1]	$56	$56	$—
U.S. government and agencies securities[2]	181	—	181
Corporate debt[4]	20	—	20
State and municipal bonds[5]	36	—	36
Foreign corporate debt[6]	2	—	2
Common stocks[7]	154	154	—
Mutual funds[8]	23	23	—
Pooled funds[10]	415	—	415

Total	$887	$233	$654

CONSUMERS
Asset Category:
Cash and short-term investments[1]	$52	$52	$—
U.S. government and agencies securities[2]	168	—	168
Corporate debt[4]	19	—	19
State and municipal bonds[5]	34	—	34
Foreign corporate debt[6]	2	—	2
Common stocks[7]	143	143	—
Mutual funds[8]	21	21	—
Pooled funds[10]	386	—	386

Total	$825	$216	$609

[1]	Cash and short-term investments consist of money market funds with daily liquidity.

[2]

U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies. These securities were valued based on quoted market prices.

[3]

At December 31, 2011, corporate debt investments in the Pension Plan comprised investment grade bonds (69 percent) and non-investment grade, high-yield bonds (31 percent) of U.S. issuers from diverse industries. At December 31, 2010, corporate debt investments in the Pension Plan comprised investment grade bonds (61 percent) and non-investment grade, high-yield bonds (39 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

[4]

At December 31, 2011, corporate debt investments in the OPEB plan comprised investment grade bonds (69 percent) and non-investment grade, high-yield bonds (31 percent) of U.S. issuers from diverse industries. At December 31, 2010, corporate debt investments in the OPEB plan comprised investment grade bonds (61 percent) and non-investment grade, high-yield bonds (39 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

[5]

State and municipal bonds were valued using a matrix-pricing model that incorporates Level 2 market-based information. The fair value of the bonds was derived from various observable inputs, including benchmark

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

yields, reported securities trades, broker/dealer quotes, bond ratings, and general information on market movements for investment grade state and municipal securities normally considered by market participants when pricing such debt securities.

[6]	Foreign corporate debt securities were valued based on quoted market prices, when available, or on yields available on comparable securities of issuers with similar credit ratings.

[7]

Common stocks in the OPEB plan consist of equity securities with low transaction costs that were actively managed and tracked by the S&P 500 Index. These securities were valued at their quoted closing prices.

[8]	Mutual funds represent shares in registered investment companies that are priced based on the quoted NAV that is the basis for transactions to buy or sell shares in the funds.

[9]

Pooled funds in the Pension Plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. At December 31, 2011, these funds comprised investments in U.S. equity securities (53 percent), foreign equity securities (22 percent), foreign fixed-income securities (16 percent), U.S. fixed-income securities (five percent), and alternative investments (four percent). At December 31, 2010, these funds comprised investments in U.S. equity securities (55 percent), foreign equity securities (24 percent), foreign fixed-income securities (14 percent), U.S. fixed-income securities (four percent), and alternative investments (three percent). These investments were valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

[10]

Pooled funds in the OPEB plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. At December 31, 2011, these funds comprised investments in U.S. equity securities (88 percent), foreign equity securities (six percent), foreign fixed-income securities (four percent), U.S. fixed-income securities (one percent), and alternative investments (one percent). At December 31, 2010, these funds comprised investments in U.S. equity securities (89 percent), foreign equity securities (six percent), foreign fixed-income securities (three percent), U.S. fixed-income securities (one percent), and alternative investments (one percent). These investments are valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the contributions to CMS Energy’s and Consumers’ OPEB plan and Pension Plan:

Years Ended December 31	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
OPEB[1]
VEBA trust	$48	$57
401(h) component	19	14

	$67	$71
Pension[2]	$250	$375

CONSUMERS
OPEB[1]
VEBA trust	$47	$57
401(h) component	19	13

	$66	$70
Pension[2]	$245	$366

[1]	CMS Energy, including Consumers, plans to contribute $65 million to the OPEB plan in 2012 and Consumers plans to contribute $64 million to the OPEB plan in 2012.

[2]	CMS Energy, including Consumers, does not plan to contribute to the Pension Plan in 2012.

Contributions include required and discretionary amounts. Actual future contributions will depend on future investment performance, changes in discount rates, and various factors related to the populations participating in the plans.

In 2011, CMS Energy reached its target asset allocation for Pension Plan assets of 50 percent equity, 30 percent fixed income, and 20 percent alternative-strategy investments. This target asset allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P MidCap and SmallCap Indexes and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers as well as high-yield and global bond funds. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The investment selections of each VEBA trust are influenced by the tax consequences, as well as the objective of generating asset returns that will meet the medical and life insurance costs of retirees.

Benefit Payments: Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

	Pension	SERP	OPEB[1]
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
2012	$111	$7	$70
2013	120	7	73
2014	129	7	76
2015	138	8	80
2016	144	8	83
2017-2021	777	44	466
CONSUMERS
2012	$108	$4	$67
2013	117	4	70
2014	126	4	73
2015	134	4	76
2016	140	4	80
2017-2021	757	23	445

[1]

CMS Energy’s and Consumers’ OPEB benefit payments are net of employee contributions and expected Medicare Part D prescription drug subsidy payments. For CMS Energy, subsidies to be received are estimated to be $6 million for 2012, $7 million for each of 2013 and 2014, $8 million for each of 2015 and 2016, and $49 million combined for 2017 through 2021. For Consumers, subsidies to be received are estimated to be $6 million for each of 2012 and 2013, $7 million for each of 2014 and 2015, $8 million for 2016, and $47 million combined for 2017 through 2021.

Collective Bargaining Agreements: At December 31, 2011, unions represented 42 percent of CMS Energy’s employees and 44 percent of Consumers’ employees. The UWUA represents Consumers’ operating, maintenance, construction, and call center employees. The USW represents Zeeland employees. Union contracts expire in 2015.

13: INCOME TAXES

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return and a unitary Michigan income tax return. Income taxes are allocated based on each company’s separate taxable income in accordance with the CMS Energy tax sharing agreement.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is the difference between actual income tax expense on continuing operations, excluding noncontrolling interests, and income tax expense computed by applying the statutory U.S. federal income tax rate:

Years Ended December 31	2011	2010	2009
	In Millions, Except Tax Rate
CMS ENERGY, INCLUDING CONSUMERS
Income from continuing operations before income taxes	$604	$587	$324

Income tax expense at statutory rate	211	205	114
Increase (decrease) in income taxes from:
MCIT law change, net of federal benefit[1]	(32)	—	—
State and local income taxes, net of federal benefit	21	26	21
Income tax credit amortization	(4)	(4)	(4)
Medicare Part D exempt income, net of law change[2]	(6)	(6)	(6)
Plant basis differences	(1)	2	1
Tax credits, net	(1)	(3)	(9)
Valuation allowance	1	1	2
Other, net	2	3	(4)

Income tax expense	$191	$224	$115

Effective tax rate	31.6%	38.2%	35.5%
CONSUMERS
Income from continuing operations before income taxes	$734	$688	$456
Income tax expense at statutory rate	257	241	160
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	24	26	19
Income tax credit amortization	(4)	(4)	(4)
Medicare Part D exempt income	(6)	(9)	(6)
Plant basis differences	(1)	2	1
Tax credits, net	(1)	(3)	(7)
Other, net	(2)	1	—

Income tax expense	$267	$254	$163

Effective tax rate	36.4%	36.9%	35.7%

[1]

CMS Energy’s effective tax rate for the year ended December 31, 2011 was reduced due to a one-time non-cash reduction in tax expense resulting from a change in Michigan tax law. In May 2011, Michigan enacted the MCIT, effective January 1, 2012. The MCIT, a simplified six percent corporate income tax, will replace the MBT, which is a complex multi-part business tax. Both the MBT and the MCIT are income taxes for financial reporting purposes, for which deferred income tax assets and liabilities are recorded. CMS Energy and Consumers remeasured their Michigan deferred income tax assets and liabilities at June 30, 2011 to reflect this change in law. Unlike the MBT, the MCIT does not allow future tax deductions to offset the book-tax differences that existed upon enactment of the tax. Due primarily to the elimination of these future tax deductions, Consumers has eliminated $128 million of net deferred tax assets associated with its utility book-tax temporary differences, recognizing a $128 million regulatory asset (not including

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the effects of income tax gross-ups), and in addition to the amounts related to Consumers, CMS Energy eliminated $32 million of net deferred tax liabilities associated with its non-utility book-tax temporary differences, recognizing a $32 million deferred income tax benefit.
[2]

For the year ended December 31, 2010, CMS Energy recognized deferred tax expense of $3 million to reflect the enactment of the Health Care Acts. The law change prospectively repealed the tax deduction for the portion of the health care costs reimbursed by the Medicare Part D subsidy for taxable years beginning after December 31, 2012. Consumers has recorded a regulatory asset of $98 million at December 31, 2011 to reflect the expected recovery of additional future income taxes.

Presented in the following table are the significant components of income tax expense on continuing operations:

Years Ended December 31	2011	2010	2009
	In Millions

CMS ENERGY, INCLUDING CONSUMERS
Current income taxes:
Federal	$2	$(21)	$(12)
State and local	24	26	17

	$26	$5	$5
Deferred income taxes:
Federal	$207	$210	$86
State and local	11	13	28
MCIT law change	(49)	—	—

	$169	$223	$114
Deferred income tax credit, net	(4)	(4)	(4)

Tax expense	$191	$224	$115

CONSUMERS
Current income taxes:
Federal	$74	$(17)	$72
State and local	32	25	24

	$106	$8	$96
Deferred income taxes:
Federal	$159	$236	$66
State and local	6	14	5

	$165	$250	$71
Deferred income tax credit, net	(4)	(4)	(4)

Tax expense	$267	$254	$163

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

December 31	2011	2010
	In Millions

CMS ENERGY, INCLUDING CONSUMERS
Employee benefits	$(126)	$(76)
Gas inventory	(155)	(177)
Plant, property, and equipment	(1,668)	(1,382)
Regulatory tax liability	70	162
Reserves and accruals	86	101
Securitized costs	(96)	(120)
Tax loss and credit carryforwards	806	996
Other	92	(103)

	$(991)	$(599)
Less valuation allowance	(20)	(19)

Total net deferred income tax liabilities	$(1,011)	$(618)

Deferred tax assets, net of valuation reserves	$1,034	$1,240
Deferred tax liabilities	(2,045)	(1,858)

Total net deferred income tax liabilities	$(1,011)	$(618)

CONSUMERS
Employee benefits	$(158)	$(110)
Gas inventory	(155)	(177)
Plant, property, and equipment	(1,742)	(1,464)
Regulatory tax liability	70	162
Reserves and accruals	44	45
Securitized costs	(96)	(120)
Tax loss and credit carryforwards	67	281
Other	81	(115)

	$(1,889)	$(1,498)
Less valuation allowance	(1)	—

Total net deferred income tax liabilities	$(1,890)	$(1,498)

Deferred tax assets, net of valuation reserves	$261	$488
Deferred tax liabilities	(2,151)	(1,986)

Total net deferred income tax liabilities	$(1,890)	$(1,498)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy’s and Consumers’ consolidated financial statements. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the tax loss and credit carryforwards at December 31, 2011:

	Gross Amount	Tax Attribute	Expiration
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Federal net operating loss carryforward	$1,403	$491	2023 –2031
Local net operating loss carryforwards	439	4	2023 –2031
State capital loss carryforward	26	2	2014 –2015
Alternative minimum tax credits	269	269	No expiration
General business credits	40	40	2012 – 2031

Total tax attributes		$806

CONSUMERS
Federal net operating loss carryforward	$134	$47	2023 – 2031
State capital loss carryforward	10	1	2014 – 2015
Alternative minimum tax credits	5	5	No expiration
General business credits	14	14	2012 – 2031

Total tax attributes		$67

CMS Energy has provided a valuation allowance of $2 million for the local tax loss carryforward, a valuation allowance of $2 million for the state capital loss carryforward, and a valuation allowance of $2 million for general business credits. Consumers has provided a valuation allowance of $1 million for the state capital loss carryforward. CMS Energy and Consumers expect to utilize fully tax loss and credit carryforwards for which no valuation has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Balance at beginning of period	$4	$62	$65
Reductions for prior year tax positions	(1)	(58)	(6)
Additions for prior year tax positions	1	—	2
Additions for current year tax positions	—	—	1

Balance at end of period	$4	$4	$62

CONSUMERS
Balance at beginning of period	$3	$57	$55
Reductions for prior year tax positions	—	(54)	(1)
Additions for prior year tax positions	1	—	2
Additions for current year tax positions	—	—	1

Balance at end of period	$4	$3	$57

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CMS Energy, including Consumers, had uncertain tax benefits of $4 million at December 31, 2011 and 2010 and $8 million at December 31, 2009 that, if recognized, would affect the annual effective tax rate in future years. Consumers had uncertain tax benefits of $4 million at December 31, 2011 and $3 million at December 31, 2010 and 2009 that, if recognized, would affect the annual effective tax rate in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest for the year ended December 31, 2011 and less than $1 million for each of the years ended December 31, 2010 and 2009. In 2010, CMS Energy settled with the IRS and, as a result, paid $6 million of accrued interest in December 2010. At that time, a remaining accrued interest balance of $3 million was eliminated. Consumers recognized no interest for the year ended December 31, 2011 and less than $1 million for each of the years ended December 31, 2010 and 2009. Upon settlement with the IRS in 2010, Consumers paid $4 million to CMS Energy and eliminated a remaining accrued interest balance of $1 million.

In November 2010, the IRS concluded its audit of CMS Energy and its subsidiaries, and proposed changes of $132 million to taxable income for the years ended December 31, 2002 through December 31, 2007. Of this amount, $82 million resulted in an adjustment to the existing net operating loss carryforward; the remaining $50 million increased taxable income. Most of the adjustments related to the timing of deductions, not the disallowance of deductions. CMS Energy accepted the proposed adjustments to taxable income, which resulted in the payment of $15 million of tax and accrued interest. The tax adjustments were allocated based on the companies’ separate taxable income, in accordance with CMS Energy’s tax sharing agreement. The impact to net income was less than $1 million.

In December 2010, the IRS began its audit of CMS Energy and its subsidiaries’ 2008 and 2009 federal tax returns. The IRS also is auditing CMS Energy’s research and development tax credit claims for 2001 through 2009. These credits are part of CMS Energy’s overall general business credit carryforwards. It is reasonably possible that, within the next twelve months, a settlement will be reached with the IRS on CMS Energy’s research and development tax credit claim. The total claimed credit for these years is $21 million.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy’s and Consumers’ estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2011 were adequate for all years.

14: STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to key employees and non-employee directors based on their contributions to the successful management of the company. The PISP has a five-year term, expiring in May 2014.

All grants under the PISP for 2011, 2010, and 2009 were in the form of TSR restricted stock and time-lapse restricted stock. Restricted stock recipients receive shares of CMS Energy common stock. Restricted stock shares granted prior to August 1, 2010 have full dividend and voting rights. The TSR restricted stock shares granted after August 1, 2010 continue to have full voting rights. In lieu of cash dividend payments, however, the TSR restricted stock shares granted after August 1, 2010 receive additional restricted shares equal to the value of the dividend. These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TSR restricted stock vesting is contingent on meeting a three-year service requirement and a specific market condition. The market condition is based entirely on a comparison of CMS Energy’s TSR with the median TSR of a peer group over the same three-year period. Depending on the outcome of the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock vests after a service period of three years.

Restricted stock awards granted to officers in 2011 were 75 percent TSR restricted stock and 25 percent time-lapsed restricted stock. Awards granted to officers in 2010 and 2009 were 67 percent TSR restricted stock and 33 percent time-lapse restricted stock.

For awards granted prior to August 1, 2010, restricted shares may vest fully upon retirement, disability, or change of control of CMS Energy if certain minimum service requirements are met or are waived by action of the C&HR Committees. If employment terminates for any other reason (other than death) or the minimum service requirements are not met or waived, the restricted shares will be fully forfeited. For awards granted after August 1, 2010, a pro-rata portion of the award equal to the portion of the service period served between the award grant date and the employee’s termination date will vest upon termination of an employee due to retirement, disability, or change of control of CMS Energy. For TSR awards, this vesting is contingent upon the outcome of the market condition. The remaining portion of the award will be forfeited. All awards vest fully upon death.

The PISP also allows for stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2011, 2010, or 2009.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6 million shares from June 2009 through May 2014, nor may such awards to any recipient exceed 500,000 shares in any fiscal year. CMS Energy and Consumers may issue awards of up to 3,884,919 shares of common stock under the PISP at December 31, 2011. Shares for which payment or exercise is in cash, as well as shares or stock options forfeited for any reason other than failure to meet a market condition, may be awarded or granted again under the PISP.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is restricted stock activity under the PISP:

Year Ended December 31, 2011	Number of Shares	Weighted-Average Grant Date Fair Value per Share
CMS ENERGY, INCLUDING CONSUMERS
Nonvested at beginning of period	1,993,465	$13.26
Granted[1]	787,149	13.89
Vested	(917,190)	7.64
Forfeited	(15,356)	16.94

Nonvested at end of period	1,848,068	$16.29

CONSUMERS
Nonvested at beginning of period	1,805,023	$13.28
Granted[1]	737,504	14.17
Vested	(837,174)	7.77
Forfeited	(15,356)	16.94

Nonvested at end of period	1,689,997	$16.36

[1]

During 2011, CMS Energy granted 310,100 TSR shares, 215,400 time-lapse shares, 25,329 shares from dividends paid on TSR shares, and 236,320 shares granted as a result of the outcome of the TSR awards’ market condition. During 2011, Consumers granted 295,035 TSR shares, 207,613 time-lapse shares, 23,328 shares from dividends paid on TSR shares, and 211,528 shares granted as a result of the outcome of the TSR awards’ market condition.

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

The risk-free rate for each valuation was based on the three-year U.S. Treasury yield at the award grant date. Presented in the following table are the significant assumptions used to estimate the fair value of the TSR restricted stock awards:

	2011	2010	2009
Expected volatility	29.6%	30.1%	29.8%
Expected dividend yield	4.6%	2.4%	2.0%
Risk-free rate	1.0%	0.9%	1.8%

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are amounts related to restricted stock awards:

Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Fair value of shares that vested during the year	$7	$7	$4
Compensation expense recognized	10	9	9
Income tax benefit recognized	4	4	3

CONSUMERS
Fair value of shares that vested during the year	$7	$6	$4
Compensation expense recognized	10	9	8
Income tax benefit recognized	4	3	3

At December 31, 2011, $10 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $10 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 2.0 years.

Presented in the following table is stock option activity under the PISP:

Year Ended December 31, 2011	Options Outstanding, Fully Vested, and Exercisable	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Millions)
CMS ENERGY, INCLUDING CONSUMERS
Outstanding at beginning of period	437,080	$22.34	1.1 years	$(2)
Granted	—	—
Exercised	(127,500)	11.87
Cancelled or expired	(244,000)	27.85

Outstanding at end of period	65,580	$22.20	0.2 years	$—

CONSUMERS
Outstanding at beginning of period	267,468	$20.64	1.2 years	$(1)
Granted	—	—
Exercised	(92,968)	10.25
Cancelled or expired	(113,000)	28.34

Outstanding at end of period	61,500	$22.20	0.2 years	$—

Stock options give the holder the right to purchase common stock at the market price on the grant date. Stock options are exercisable upon grant, and expire up to ten years and one month from the grant date. CMS Energy and Consumers issue new shares when recipients exercise stock options. The total intrinsic value of stock options exercised for CMS Energy was $1 million for each of the years ended December 31, 2011 and 2010 and less than $1 million for the year ended December 31, 2009. The total intrinsic value of stock options exercised for Consumers was $1 million for each of the years ended December 31, 2011 and 2010 and less than $1 million for the year ended December 31, 2009. Cash received from exercise of these stock options in 2011 was $2 million for CMS Energy and $1 million for Consumers.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess tax benefits upon exercise of stock options and vesting of restricted stock. Therefore, CMS Energy did not recognize the related excess tax benefits in equity. As of December 31, 2011, CMS Energy has $31 million of unrealized excess tax benefits.

Presented in the following table is the weighted-average grant-date fair value of awards under the PISP:

Years Ended December 31	2011	2010	2009
CMS ENERGY, INCLUDING CONSUMERS
Weighted-average grant-date fair value per share
Restricted stock granted	$13.89	$16.22	$13.49

CONSUMERS
Weighted-average grant-date fair value per share
Restricted stock granted	$14.17	$16.27	$13.44

15: LEASES

CMS Energy and Consumers lease various assets, including service vehicles, railcars, gas pipeline capacity, and buildings. In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

Operating leases for coal-carrying railcars have lease terms expiring without extension provisions over the next 12 years and with extension provisions over the next 15 years. These leases contain fair market value extension and buyout provisions, with some providing for predetermined extension period rentals. Capital leases for Consumers’ vehicle fleet operations have a maximum term of 120 months with some having Terminal Rental Adjustment Clause end-of-life provisions and others having fixed percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was 10 years at December 31, 2011. The capital lease for the gas transportation pipeline to Zeeland has a term of 12 years with a renewal provision at the end of the contract. The remaining term of the contract was one year at December 31, 2011. The remaining terms of Consumers’ long-term PPAs range between one and 20 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers. Presented in the following table are Consumers’ operating lease expense and contingent rental expense. For each of the years ended December 31, 2011, 2010, and 2009, all of CMS Energy’s operating lease expense and contingent rental expense were attributable to Consumers.

Years Ended December 31	2011	2010	2009
	In Millions
CONSUMERS
PPA operating lease expense	$10	$5	$9
Non-PPA operating lease expense	22	22	23
Contingent rental expense[1]	11	14	9

[1]	Contingent rental expense comprises PPA energy and capacity payments and any other payments not associated with RECs. This expense is excluded from operating lease expense.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table are the minimum annual rental commitments under Consumers’ non-cancelable leases at December 31, 2011. All of CMS Energy’s non-cancelable leases at December 31, 2011 were attributable to Consumers.

	Capital Leases	Finance Lease[1]	Operating Leases
	In Millions
CONSUMERS
2012	$20	$20	$27
2013	13	20	24
2014	11	19	22
2015	12	18	22
2016	8	17	17
2017 and thereafter	39	79	68

Total minimum lease payments	$103	$173	$180

Less imputed interest	46	39

Present value of net minimum lease payments	$57	$134
Less current portion	11	13

Non-current portion	$46	$121

[1]

In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to buy all of the capacity and energy then capable of being produced by Palisades. Consumers has continuing involvement with Palisades through security provided to Entergy for Consumers’ PPA obligation and other arrangements. Because of these ongoing arrangements, Consumers accounted for the transaction as a financing of Palisades and not a sale. Accordingly, no gain on the sale of Palisades was recognized on the consolidated statements of income. Consumers accounted for the remaining non-real-estate assets and liabilities associated with the transaction as a sale.

Palisades remains on Consumers’ consolidated balance sheets and Consumers continues to depreciate it. Consumers recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades PPA. The value of the finance obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing. Total amortization and interest charges under the financing were $21 million, $22 million, and $23 million, respectively, for the years ended December 31, 2011, 2010, and 2009.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16: PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy’s and Consumers’ plant, property, and equipment:

Years Ended December 31	Estimated Depreciable Life in Years	2011	2010
		In Millions

CMS ENERGY, INCLUDING CONSUMERS
Electric:
Generation	18 - 85	$3,936	$3,812
Distribution	12 -75	5,538	5,250
Other	7 - 40	651	609
Capital and finance leases		275	273
Gas:
Underground storage facilities[1]	30 - 65	322	311
Transmission	13 - 75	722	713
Distribution	30 - 80	2,754	2,654
Other	5 - 50	403	380
Capital leases		5	5
Enterprises:
Independent power production	3 - 30	89	85
Other	3 - 40	20	17
Other	1 - 51	36	36
Construction work in progress		783	570
Less accumulated depreciation and amortization		4,901	4,646

Net plant, property, and equipment[2]		$10,633	$10,069

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	Estimated Depreciable Life in Years	2011	2010
		In Millions
CONSUMERS
Electric:
Generation	18 - 85	$3,936	$3,812
Distribution	12 - 75	5,538	5,250
Other	7 - 40	651	609
Capital and finance leases		275	273
Gas:
Underground storage facilities[1]	30 - 65	322	311
Transmission	13 - 75	722	713
Distribution	30 - 80	2,754	2,654
Other	5 - 50	403	380
Capital leases		5	5
Other non-utility property	8 - 51	15	15
Construction work in progress		782	566
Less accumulated depreciation and amortization		4,846	4,593

Net plant, property, and equipment[2]		$10,557	$9,995

[1]	Underground storage includes base natural gas of $26 million at December 31, 2011 and 2010. Base natural gas is not subject to depreciation.

[2]

For the year ended December 31, 2011, utility plant additions were $700 million and utility plant retirements were $104 million. For the year ended December 31, 2010, utility plant additions were $783 million and utility plant retirements were $85 million.

Presented in the following table is further detail on changes in Consumers’ capital and finance leases:

Years Ended December 31	2011	2010
	In Millions
CONSUMERS
Balance at beginning of period	$278	$306
Additions	4	15
Net retirements and other adjustments	(2)	(43)

Balance at end of period	$280	$278

Capital and finance leases presented are gross amounts. Accumulated amortization of capital and finance leases was $87 million at December 31, 2011 and $65 million at December 31, 2010 for Consumers.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is further detail on CMS Energy’s and Consumers’ accumulated depreciation and amortization:

Years Ended December 31	2011	2010
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Utility plant assets	$4,844	$4,592
Non-utility plant assets	57	54
CONSUMERS
Utility plant assets	$4,844	$4,592
Non-utility plant assets	2	1

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

Years Ended December 31	2011	2010	2009
Electric utility property	3.0%	3.0%	3.0%
Gas utility property	2.9%	2.9%	2.9%
Other property	7.4%	7.4%	7.6%

CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable. Consumers’ plant, property, and equipment is generally recoverable through its general rate making process. For additional details see Note 6, Regulatory Matters.

When utility property is mothballed, the property is reserved for future use, stays in rate base, and continues to be depreciated at the same rate as before the mothball period. No changes are made to rates unless it is decided that the units will be retired, or the MPSC disallows some or all costs associated with the property.

When utility property is retired or otherwise disposed of in the ordinary course of business, Consumers records the original cost to accumulated depreciation, along with associated cost of removal, net of salvage. CMS Energy and Consumers recognize gains or losses on the retirement or disposal of non-regulated assets in income. Consumers records cost of removal collected from customers, but not spent, as a regulatory liability.

Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fueled power plants. AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the consolidated statements of income. When construction is completed and the property is placed in service,

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. Presented in the following table are Consumers’ composite AFUDC capitalization rates:

Years Ended December 31	2011	2010	2009
AFUDC capitalization rate	7.6%	7.6%	7.6%

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

Intangible Assets: Included in net plant, property, and equipment are intangible assets. Presented in the following table are CMS Energy’s and Consumers’ intangible assets:

Years Ended December 31			2011		2010
Description	Amortization Life in years		Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization
			In Millions
CMS ENERGY, INCLUDING CONSUMERS
Software development	3 - 15		$361	$142	$323	$125
Plant acquisition adjustments	40 - 46		214	22	213	16
Rights of way	50 - 75		128	38	140	37
Leasehold improvements	various	[2]	11	9	13	9
Franchises and consents	5 - 30		15	7	15	6
Other intangibles	various		19	14	20	14

Total			$748	$232	$724	$207

CONSUMERS
Software development	3 - 15		$360	$141	$323	$125
Plant acquisition adjustments	40 - 46		214	22	213	16
Rights of way	50 - 75		128	38	140	37
Leasehold improvements	various	[2]	11	9	13	9
Franchises and consents	5 - 30		15	7	15	6
Other intangibles	various		18	14	18	14

Total			$746	$231	$722	$207

[1]	Net intangible asset additions for Consumers’ utility plant were $23 million during 2011 and $25 million during 2010.

[2]	Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following table is CMS Energy’s and Consumers’ amortization expense related to intangible assets:

	CMS Energy, including Consumers		Consumers
Years Ended December 31	Total Amortization Expense	Software Amortization Expense	Total Amortization Expense	Software Amortization Expense
	In Millions
2011	$32	$24	$32	$24
2010	28	19	27	19
2009	30	22	30	22

Amortization of intangible assets is expected to range between $39 million and $50 million per year over the next five years.

JOINTLY OWNED REGULATED UTILITY FACILITIES

Presented in the following table are Consumers’ investments in jointly owned regulated utility facilities at December 31, 2011:

Ownership share	Campbell Unit 3 93.3%	Ludington 51.0%	Distribution various
	In Millions, Except Ownership Share
Utility plant in service	$1,059	$175	$168
Accumulated depreciation	(430)	(118)	(46)
Construction work-in-progress	55	43	7

Net investment	$684	$100	$129

Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant’s undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.

17: ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. No market risk premiums were included in CMS Energy’s and Consumers’ ARO fair value estimates since reasonable estimates could not be made. If a five percent market risk premium were assumed, CMS Energy’s and Consumers’ ARO liabilities at December 31, 2011 would increase by $13 million and at December 31, 2010 would increase by $12 million.

If a reasonable estimate of fair value cannot be made in the period in which the ARO is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. CMS Energy and Consumers have not recorded liabilities for assets that have insignificant cumulative disposal costs, such as substation batteries.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets
CMS ENERGY, INCLUDING CONSUMERS
Close gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Indoor gas services equipment relocations	Various	Gas meters located inside structures
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
CONSUMERS
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Indoor gas services equipment relocations	Various	Gas meters located inside structures
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy’s and Consumers’ ARO liabilities:

Company and ARO Description	ARO Liability 12/31/10	Incurred	Settled	Accretion	Cash flow Revisions	ARO Liability 12/31/11

	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Close gas treating plant and gas wells	$1	$—	$—	$—	$—	$1
Consumers	244	(2)	(7)	18	—	253

Total CMS Energy	$245	$(2)	$(7)	$18	$—	$254

CONSUMERS
Coal ash disposal areas	$66	$—	$(2)	$6	$—	$70
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	(1)	—	—	—
Asbestos abatement	40	—	(1)	3	—	42
Gas distribution cut, purge, and cap	136	(2)	(3)	9	—	140

Total Consumers	$244	$(2)	$(7)	$18	$—	$253

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company and ARO Description	ARO Liability 12/31/09	Incurred	Settled	Accretion	Cash flow Revisions	ARO Liability 12/31/10

	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Close gas treating plant and gas wells	$1	$—	$—	$—	$—	$1
Consumers	228	6	(7)	17	—	244

Total CMS Energy	$229	$6	$(7)	$17	$—	$245

CONSUMERS
Coal ash disposal areas	$64	$—	$(4)	$6	$—	$66
Wells at gas storage fields	1	—	—	—	—	1
Indoor gas services relocations	1	—	—	—	—	1
Asbestos abatement	38	—	(1)	3	—	40
Gas distribution cut, purge, and cap	124	6	(2)	8	—	136

Total Consumers	$228	$6	$(7)	$17	$—	$244

18: VARIABLE INTEREST ENTITIES

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

Effective January 1, 2010, new guidance changed the criteria for consolidating VIEs. As a result of adopting this guidance, CMS Energy consolidated CMS Energy Trust I and deconsolidated three partnerships that it had previously consolidated.

CMS Energy has consolidated CMS Energy Trust I because CMS Energy is the variable interest holder that designed the entity and, through the design, has the power to direct the activities of CMS Energy Trust I that most significantly impact the trust’s economic performance. The sole assets of the trust consist of subordinated notes issued by CMS Energy, and the sole liabilities of the trust consist of Trust Preferred Securities. CMS Energy has guaranteed payment of the Trust Preferred Securities. Upon consolidation, CMS Energy reduced its equity method investment by $5 million and its long-term debt by $34 million. CMS Energy also recorded a $29 million liability for the mandatorily redeemable preferred securities issued by the trust. No gain or loss was recognized on the consolidation of CMS Energy Trust I. The balance of the Trust Preferred Securities was $29 million at December 31, 2011. In January 2012, CMS Energy called all of the securities, to be redeemed in late February 2012.

CMS Energy has variable interests in T.E.S. Filer City, Grayling, and Genesee. CMS Energy is not the primary beneficiary of any of these partnerships because power is shared among unrelated parties, and no one party has the power to direct the activities that most significantly impact the entities’ economic performance. The partners must agree on all major decisions for each of the partnerships.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CMS Energy’s investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $52 million as of December 31, 2011 and $49 million as of December 31, 2010. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy’s maximum exposure to loss from these receivables is $6 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

19: RELATED-PARTY TRANSACTIONS — CONSUMERS

Consumers enters into a number of significant transactions with related parties. These transactions include:

•	purchase and sale of electricity from and to affiliates of CMS Enterprises;

•	payment of parent company overhead costs to CMS Energy; and

•	investment in CMS Energy common stock.

Transactions involving power supply purchases from certain affiliates of CMS Enterprises are based on avoided costs under PURPA, state law, and competitive bidding. The payment of parent company overhead costs is based on the use of accepted industry allocation methodologies. These payments are for costs that occur in the normal course of business.

Presented in the following table are Consumers’ recorded income and expense from related parties as of December 31:

Description	Related Party	2011	2010	2009
		In Millions
Purchases of capacity and energy	Affiliates of CMS Enterprises	$81	$84	$81

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts payable to related parties for purchased power and other services were $11 million at December 31, 2011 and 2010.

Consumers owned 1.6 million shares of CMS Energy common stock with a fair value of $35 million at December 31, 2011. For additional details on Consumers’ investment in CMS Energy common stock, see Note 9, Financial Instruments.

20: ASSET SALES, DISCONTINUED OPERATIONS, AND IMPAIRMENT CHARGES

ASSET SALES

The impacts of asset sales are included in gain on asset sales, net and income (loss) from discontinued operations on CMS Energy’s consolidated statements of income, and they are included in loss (gain) on asset sales, net on Consumers’ consolidated statements of income. Asset sales for CMS Energy and Consumers were less than $1 million for each of the years ended December 31, 2011 and 2009.

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

DISCONTINUED OPERATIONS

Discontinued operations are a component of the enterprises segment. CMS Energy included the following amounts in income (loss) from discontinued operations:

Years Ended December 31	2011		2010	2009
	In Millions
Revenues	$—		$10	$7

Discontinued operations
Pretax income (loss) from discontinued operations	$2		$(21)	$33
Income tax expense	—		2	13

Income (loss) from discontinued operations, net of tax expense	$2	[1]	$(23)[2]	$20	[3]

[1]	Includes an operating gain of $3 million related to a litigation settlement at CMS Viron.

[2]	Includes an operating loss of $2 million ($1 million net of tax) at Exeter, whose assets and liabilities were reclassified as held for sale in 2009.

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

[3]	Includes an operating loss of $11 million ($7 million net of tax) at Exeter and a loss of $3 million ($2 million net of tax) related to a litigation settlement at CMS Viron.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognizing a $45 million benefit ($28 million net of tax) to income (loss) from discontinued operations and a $5 million benefit to gain on asset sales, net.

Discontinued operations include a provision for closing costs and a portion of CMS Energy’s parent company interest expense. The amount of interest expense allocated by CMS Energy was less than $1 million in each of 2011, 2010, and 2009. CMS Energy allocates its interest expense by applying its total interest expense to the net carrying amount of the asset sold divided by CMS Energy’s total capitalization.

During the fourth quarter of 2009, CMS Energy’s management committed to a plan to sell its interest in Exeter and initiated an active program to locate potential buyers. CMS Energy completed the sale of this business in January 2011. Presented in the following table are the major classes of assets and liabilities of Exeter classified as held for sale on CMS Energy’s consolidated balance sheet at December 31, 2010:

Year Ended December 31	2010
In Millions
Assets
Current Assets:
Cash	$1
Accounts receivable, net	1
Non-current Assets:
Plant, property, and equipment, net	3
Other	1

Total assets	$6

Liabilities:
Current Liabilities	$1

Total liabilities	$1

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

In May 2010, Consumers announced plans to defer the development of its proposed 830-MW coal-fueled plant at its Karn/Weadock generating complex. At that time, Consumers recorded a charge of $3 million to write off certain capitalized development costs because the costs were deemed not to have long-term value in connection with the potential future construction of the plant. The project’s air permit, issued by the MDEQ in December 2009, was set to expire in August 2011 if construction of the coal plant had not commenced or if Consumers had not been granted an extension of the air permit. In December 2010, Consumers determined that it would not begin construction before August 2011 as a means of preserving the air permit. As a result, the likelihood that the plant would be constructed had diminished significantly. In December 2010, in accordance with accounting standards governing impairment of plant costs for regulated utilities, Consumers recorded an additional charge of $19 million to write off the remaining previously capitalized development costs associated with the proposed plant. The total charge of $22 million was recorded in other operating expenses for the year ended December 31, 2010. In December 2011, Consumers announced the cancellation of the proposed plant.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CMS Energy and Consumers recorded no other impairments of long-lived assets for the years ended December 31, 2011, 2010, and 2009.

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

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented in the following tables is financial information by reportable segment:

Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Operating Revenue:
Electric utility	$3,913	$3,802	$3,407
Gas utility	2,340	2,354	2,556
Enterprises	204	238	216
Other	46	38	26

Total Operating Revenue — CMS Energy	$6,503	$6,432	$6,205

CONSUMERS
Operating Revenue:
Electric utility	$3,913	$3,802	$3,407
Gas utility	2,340	2,354	2,556

Total Operating Revenue — Consumers	$6,253	$6,156	$5,963

CMS ENERGY, INCLUDING CONSUMERS
Depreciation and Amortization:
Electric utility	$412	$450	$441
Gas utility	130	122	118
Enterprises	3	3	10
Other	1	1	1

Total Depreciation and Amortization — CMS Energy	$546	$576	$570

CONSUMERS
Depreciation and Amortization:
Electric utility	$412	$450	$441
Gas utility	130	122	118

Total Depreciation and Amortization — Consumers	$542	$572	$559

CMS ENERGY, INCLUDING CONSUMERS
Income (Loss) from Equity Method Investees[1]
Enterprises	$9	$11	$(2)

Total Income (Loss) from Equity Method Investees — CMS Energy	$9	$11	$(2)

CMS ENERGY, INCLUDING CONSUMERS
Interest Charges:
Electric utility	$192	$202	$225
Gas utility	71	73	66
Enterprises	—	—	5
Other	152	156	139

Total Interest Charges — CMS Energy	$415	$431	$435

CONSUMERS
Interest Charges:
Electric utility	$192	$202	$225
Gas utility	71	73	66
Other	2	2	1

Total Interest Charges — Consumers	$265	$277	$292

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Income Tax Expense (Benefit):
Electric utility	$190	$187	$107
Gas utility	77	67	56
Enterprises	(24)	14	4
Other	(52)	(44)	(52)

Total Income Tax Expense — CMS Energy	$191	$224	$115

CONSUMERS
Income Tax Expense:
Electric utility	$190	$187	$107
Gas utility	77	67	56

Total Income Tax Expense — Consumers	$267	$254	$163

CMS ENERGY, INCLUDING CONSUMERS
Net Income (Loss) Available to Common Stockholders:
Electric utility	$333	$303	$194
Gas utility	130	127	96
Enterprises	32	36	(7)
Discontinued operations	2	(23)	20
Other	(82)	(119)	(85)

Total Net Income Available to Common Stockholders — CMS Energy	$415	$324	$218

CONSUMERS
Net Income Available to Common Stockholder:
Electric utility	$333	$303	$194
Gas utility	130	127	96
Other	2	2	1

Total Net Income Available to Common Stockholder — Consumers	$465	$432	$291

CMS ENERGY, INCLUDING CONSUMERS
Plant, Property, and Equipment, Gross:
Electric utility	$10,400	$9,944	$9,525
Gas utility	4,206	4,063	3,812
Enterprises	109	102	345
Other	36	36	34

Total Plant, Property, and Equipment — CMS Energy	$14,751	$14,145	$13,716

CONSUMERS
Plant, Property, and Equipment, Gross:
Electric utility	$10,400	$9,944	$9,525
Gas utility	4,206	4,063	3,812
Other	15	15	15

Total Plant, Property, and Equipment — Consumers	$14,621	$14,022	$13,352

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Years Ended December 31	2011	2010	2009
	In Millions
CMS ENERGY, INCLUDING CONSUMERS
Investments in Equity Method Investees[1]:
Enterprises	$49	$48	$3
Other	1	1	6

Total Investments in Equity Method Investees — CMS Energy	$50	$49	$9

CMS ENERGY, INCLUDING CONSUMERS
Total Assets:
Electric utility[2]	$9,938	$9,321	$9,157
Gas utility[2]	4,956	4,614	4,594
Enterprises	242	191	303
Other	1,316	1,490	1,202

Total Assets — CMS Energy	$16,452	$15,616	$15,256

CONSUMERS
Total Assets:
Electric utility[2]	$9,938	$9,321	$9,157
Gas utility[2]	4,956	4,614	4,594
Other	768	904	871

Total Assets — Consumers	$15,662	$14,839	$14,622

CMS ENERGY, INCLUDING CONSUMERS
Capital Expenditures[3]:
Electric utility	$661	$642	$557
Gas utility	261	235	270
Enterprises	5	4	7
Other	1	2	—

Total Capital Expenditures — CMS Energy	$928	$883	$834

CONSUMERS
Capital Expenditures[3]:
Electric utility	$661	$642	$557
Gas utility	261	235	270

Total Capital Expenditures — Consumers	$922	$877	$827

[1]	Consumers had no material equity method investments.

[2]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

[3]

Amounts include purchase of capital lease additions. Amounts also include a portion of Consumers’ capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CMS Energy and Consumers had no international operating revenues or operating income for each of the years ended December 31, 2011, 2010, and 2009. CMS Energy had international assets of $1 million at December 31, 2011 and $3 million at December 31, 2010 and 2009. Consumers had no international assets for any of the years presented.

22: QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

	2011
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
	In Millions, Except Per Share Amounts and Stock Prices
CMS ENERGY, INCLUDING CONSUMERS
Operating Revenue	$2,055	$1,364	$1,464	$1,620
Operating Income	306	207	316	174
Income From Continuing Operations	133	101	140	41
Income From Discontinued Operations	2	—	—	—
Net Income	135	101	140	41
Income Attributable to Noncontrolling Interests	—	1	1	—
Net Income Attributable to CMS Energy	135	100	139	41
Net income Available to Common Stockholders	135	100	139	41
Earnings From Continuing Operations Per Average Common Share — Basic[1]	0.53	0.40	0.55	0.16
Earnings From Continuing Operations Per Average Common Share — Diluted[1]	0.51	0.38	0.53	0.15
Basic Earnings Per Average Common Share[1]	0.54	0.40	0.55	0.16
Diluted Earnings Per Average Common Share[1]	0.52	0.38	0.53	0.15
Common stock prices[2]
High	19.78	20.39	20.47	22.35
Low	18.60	18.90	17.16	19.18
CONSUMERS
Operating Revenue	$1,988	$1,303	$1,397	$1,565
Operating Income	300	207	305	173
Net Income	153	92	155	67
Preferred Stock Dividends	—	1	1	—
Net Income Available to Common Stockholder	153	91	154	67

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2010
Quarters Ended	March 31	June 30	Sept. 30	Dec. 31
	In Millions, Except Per Share Amounts and Stock Prices
CMS ENERGY, INCLUDING CONSUMERS
Operating Revenue	$1,967	$1,340	$1,443	$1,682
Operating Income	239	262	319	158
Income From Continuing Operations	89	100	146	31
Loss From Discontinued Operations	(1)	(16)	—	(6)
Net Income	88	84	146	25
Income Attributable to Noncontrolling Interests	—	2	1	—
Net Income Attributable to CMS Energy	88	82	145	25
Charge for Deferred Issuance Cost on Preferred Stock	—	—	8	—
Preferred Stock Dividends	3	2	3	—
Net Income Available to Common Stockholders	85	80	134	25
Earnings From Continuing Operations Per Average Common Share — Basic[1]	0.38	0.42	0.58	0.13
Earnings From Continuing Operations Per Average Common Share — Diluted[1]	0.35	0.39	0.53	0.11
Basic Earnings Per Average Common Share[1]	0.37	0.35	0.58	0.11
Diluted Earnings Per Average Common Share[1]	0.34	0.32	0.53	0.09
Common stock prices[2]
High	15.90	16.55	18.15	19.16
Low	14.57	14.26	14.68	17.72
CONSUMERS
Operating Revenue	$1,890	$1,276	$1,370	$1,620
Operating Income	224	207	304	191
Net Income	107	88	160	79
Preferred Stock Dividends	—	1	1	—
Net Income Available to Common Stockholder	107	87	159	79

[1]	The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

[2]	Based on New York Stock Exchange composite transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Detroit, Michigan

February 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Detroit, Michigan

February 23, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

CMS Energy

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy’s CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2011. The effectiveness of CMS Energy’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting: There have been no changes in CMS Energy’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Consumers

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act). Based on such evaluation, Consumers’ CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers’ management concluded that its internal control over financial reporting was effective as of December 31, 2011. The effectiveness of Consumers’ internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

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

CODE OF ETHICS

CMS Energy adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, including Consumers. This code of ethics, entitled “Code of Conduct and Guide to Ethical Business Behavior 2010,” is posted on CMS Energy’s website at www.cmsenergy.com, under “Compliance and Ethics.” CMS Energy’s Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. Any amendment to, or waiver of, a provision of CMS Energy’s code of ethics that applies to CMS Energy’s CEO, CFO, CAO, or persons performing similar functions will be disclosed on CMS Energy’s website at www.cmsenergy.com under “Compliance and Ethics.”

CMS Energy has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct.” This Board of Directors Code of Conduct can also be found on CMS Energy’s website at www.cmsenergy.com, under “Compliance and Ethics.” CMS Energy’s Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy.

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

CODE OF ETHICS

Consumers adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates. This code of ethics, entitled “Code of Conduct and Guide to Ethical Business Behavior 2010,” is posted on Consumers’ website at www.consumersenergy.com, under “Our Company,” “Compliance and Ethics.” Consumers’ Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Any amendment to, or waiver of, a provision of Consumers’ code of ethics that applies to Consumers’ CEO, CFO, CAO, or persons performing similar functions will be disclosed on Consumers’ website at www.consumersenergy.com under “Our Company,” “Compliance and Ethics.”

Consumers has also adopted a code of conduct that applies to its directors, entitled “Board of Directors Code of Conduct.” This Board of Directors Code of Conduct can also be found on Consumers’ website at www.consumersenergy.com, under “Our Company,” “Compliance and Ethics.” Consumers’ Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers.

ITEM 11. EXECUTIVE COMPENSATION

Information that is required in Item 11 regarding executive compensation of CMS Energy’s and Consumers’ executive officers is included in CMS  Energy’s definitive proxy statement, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information that is required in Item 12 regarding securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management of CMS Energy and Consumers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Information that is required in Item 13 regarding certain relationships and related transactions, and director independence regarding CMS Energy and Consumers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information that is required in Item 14 regarding principal accountant fees and services relating to CMS Energy and Consumers is included in CMS Energy’s definitive proxy statement, which is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.

(a)(2)	Index to Financial Statement Schedules.

		Page
Schedule I	Condensed Financial Information of Registrant CMS Energy – Parent Company
Condensed Statements of Income		182
Condensed Statements of Cash Flows		183
Condensed Balance Sheets		184
Notes to the Condensed Financial Statements		186
Schedule II	Valuation and Qualifying Accounts and Reserves
CMS Energy		187
Consumers		187
Report of Independent Registered Public Accounting Firm
CMS Energy		170
Consumers		171

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

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1	1-9513	(3)(a)[1]	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (2nd qtr. 2009 Form 10-Q)
3.2	1-9513	3.1[1]	—	CMS Energy Corporation Bylaws, amended and restated as of January 27, 2011 (Form 8-K filed February 1, 2011)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (2000 Form 10-K)
3.4	1-5611	3.2	—	Consumers Energy Company Bylaws, amended and restated as of January 27, 2011 (Form 8-K filed February 1, 2011)
4.1	2-65973	(b)(1) -4	—	Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (1997 Form 10-K)
4.1.b	1-5611	(4)(d)	—	90th dated as of 4/30/03 (1st qtr. 2003 Form 10-Q)
4.1.c	1-5611	(4)(b)	—	92nd dated as of 8/26/03 (3rd qtr. 2003 Form 10-Q)
4.1.d	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
4.1.e	1-5611	4.4	—	98th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
4.1.f	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (2004 Form 10-K)
4.1.g	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.h	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.i	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.j	1-5611	4.1	—	109th dated as of 9/11/08 (Form 8-K filed September 16, 2008)
4.1.k	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.l	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)
4.1.m	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.n	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.o	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.p	333-174906-01	4.16.18	—	115th dated as of 5/4/11 (Form S-3ASR filed June 15, 2011)
4.1.q	1-5611	4.1	—	116th dated as of 9/1/11 (3rd qtr. 2011 Form 10-Q)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (1995 Form 10-K)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (1997 Form 10-K)
4.4	33-47629	(4)(a)[1]	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
Indentures Supplemental thereto:
4.4.a	1-9513	4.2[1]	—	17th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
4.4.b	1-9513	4.2[1]	—	19th dated as of 12/13/05 (Form 8-K filed December 15, 2005)
4.4.c	1-9513	4.2[1]	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.d	1-9513	4.3[1]	—	21st dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.e	1-9513	4.1[1]	—	22nd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.f	1-9513	4.3[1]	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.g	1-9513	4.1[1]	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.h	1-9513	4.1[1]	—	25th dated as of 9/23/10 (Form 8-K filed September 23, 2010)
4.4.i	1-9513	4.1[1]	—	26th dated as of 11/19/10 (Form 8-K filed November 19, 2010)
4.4.j	1-9513	4.1[1]	—	27th dated as of 5/12/11 (Form 8-K filed May 12, 2011)
4.5	1-9513	(4a)[1]	—	Indenture dated as of June 1, 1997 between CMS Energy Corporation and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
Indentures Supplemental thereto:
4.5.a	1-9513	(4)(b)[1]	—	1st dated as of 6/20/97 (Form 8-K filed July 1, 1997)
10.1	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (3rd qtr. 2009 Form 10-Q)
10.2	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (3rd qtr. 2009 Form 10-Q)
10.3	1-9513	10.1	—	CMS Energy’s Performance Incentive Stock Plan, effective February 3, 1988, amended and restated, effective August 1, 2010 (2nd qtr. 2010 Form 10-Q)
10.4	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (2007 Form 10-K)
10.5	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (2008 Form 10-K)
10.6	1-9513	10.6	—	Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers Energy Company effective on January 1, 1982 and as amended effective April 1, 2011 (1st qtr. 2011 Form 10-Q)
10.7	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011 (1st qtr. 2011 Form 10-Q)
10.8	1-9513	(10)(t)	—	2009 Form of Officer Separation Agreement (2008 Form 10-K)
10.9	1-9513	(10)(v)[1]	—	Amended and Restated Investor Partner Tax Indemnification Agreement dated as of June 1, 1990 among Investor Partners, CMS Midland as Indemnitor and CMS Energy as Guarantor (1990 Form 10-K)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.10	1-9513	(10)(y)[1]	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (1990 Form 10-K)
10.11	1-5611	(10)(y)	—	Unwind Agreement dated as of December 10, 1991 by and among CMS Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC Development Corp. and CMS Midland Holdings Company (1991 Form 10-K)
10.12	1-9513	(10)(aa)[1]	—	Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development (1991 Form 10-K)
10.13	1-5611	(10)(i)	—	Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer (3rd qtr. 2009 Form 10-Q)
10.14	1-5611	(10)(j)	—	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company (3rd qtr. 2009 Form 10-Q)
10.15	1-9513	(10)(k)[1]	—	Agreement of Purchase and Sale, by and between CMS Enterprises Company and Abu Dhabi National Energy Company PJSC dated as of February 3, 2007 (3rd qtr. 2009 Form 10-Q)
10.16	1-9513	(10)(a)[1]	—	Form of Indemnification Agreement between CMS Energy Corporation and its Directors, effective as of November 1, 2007 (3rd qtr. 2007 Form 10-Q)
10.17	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers Energy Company and its Directors, effective as of November 1, 2007 (3rd qtr. 2007 Form 10-Q)
10.18	1-5611	10.3	—	Amended and Restated Letter of Credit Reimbursement Agreement between Consumers and U.S. Bank National Association, dated as of September 21, 2010 (3rd qtr. 2010 Form 10-Q)
10.19	1-5611	10.1	—	$150,000,000 Second Amended and Restated Revolving Credit Agreement dated as of August 11, 2010 among Consumers Energy Company, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein (Form 8-K filed August 16, 2010)
10.20	1-5611	(10)(t)	—	Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers Energy Company and Midland Cogeneration Venture Limited Partnership (3rd qtr. 2009 Form 10-Q)
10.21	1-5611	10.4	—	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership, dated as of March 1, 2010 (3rd qtr. 2010 Form 10-Q)
10.22	1-5611	10.34	—	Amended and Restated Receivables Purchase Agreement dated as of November 23, 2010 among Consumers Receivables Funding II, LLC, Consumers Energy Company, The Conduits from time to time party thereto, The Financial Institutions from time to time party thereto, The Managing Agents from time to time party thereto, and JPMorgan Chase Bank, NA, as Administrative Agent (2010 Form 10-K)
10.23	1-5611	10.1	—	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated as of November 18, 2011(Form 8-K filed November 25, 2011)
10.24			—	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement dated as of December 15, 2011
10.25	1-5611	(10)(v)	—	Receivables Sale Agreement, dated as of May 22, 2003, between Consumers Energy Company, as Originator and Consumers Receivables Funding II, LLC, as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006 (3rd qtr. 2009 Form 10-Q)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.26	1-5611	(10)(rr)	—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009 (2009 Form 10-K)
10.27	1-5611	(10)(ss)	—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010 (2009 Form 10-K)
10.28	1-5611	(10)(b)	—	Amendment No. 5 to the Receivables Sale Agreement, dated as of March 17, 2010 (1st qtr. 2010 Form 10-Q)
10.29	1-5611	(10)(d)	—	Amendment No. 6 to the Receivables Sale Agreement, dated as of April 20, 2010 (1st qtr. 2010 Form 10-Q)
10.30	1-5611	10.40	—	Amendment No. 7 to the Receivables Sale Agreement dated as of November 23, 2010 (2010 Form 10-K)
10.31	1-9513	10.4	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, amended and restated effective as of January 1, 2011 (1st qtr. 2011 Form 10-Q)
10.32	1-9513	(10)(f)	—	Form of Change in Control Agreement as of March 2010 (1st qtr. 2010 Form 10-Q)
10.33	1-9513	(10)(g)[1]	—	Agreement between David W. Joos and CMS Energy Board of Directors (1st qtr. 2010 Form 10-Q)
10.34	1-5611	(10)(h)	—	Bond Purchase Agreement between Consumers and each of the Purchasers named therein, dated as of April 19, 2010 (1st qtr. 2010 Form 10-Q)
10.35	1-5611	10.1	—	Bond Purchase Agreement between Consumers and each of the Purchasers named therein, dated as of September 27, 2010 (Form 8-K filed September 30, 2010)
10.36	1-9513	10.1[1]	—	$550 million Revolving Credit Agreement dated as of March 31, 2011 between CMS Energy Corporation, the Banks, as defined therein, and Barclays Bank PLC, as Agent (Form 8-K filed April 6, 2011)
10.37	1-5611	10.2	—	$500 million Revolving Credit Agreement dated as of March 31, 2011 among Consumers Energy Company, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed April 6, 2011)
10.38	1-9513	10.3[1]	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy Corporation to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.39	1-5611	10.1	—	Settlement Agreement between Consumers and United States to Resolve Claims Arising from Contract DE-CR01-83NE44374, entered into on July 11, 2011(2nd qtr. 2011 Form 10-Q)
10.40	1-9513	10.1	—	Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (3rd qtr. 2011 Form 10-Q)
10.41	1-9513	10.1[1]	—	$180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 among CMS Energy Corporation, the financial institutions named therein and JPMorgan Chase Bank, N.A. as Agent (Form 8-K filed December 20, 2011)
12.1			—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1			—	Power of Attorney for CMS Energy
24.2			—	Power of Attorney for Consumers
31.1			—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
31.2			—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4			—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	333-177886	99.1[1]	—	CMS Energy Corporation Stock Purchase Plan, as amended and restated November 10, 2011 (Form S-3ASR filed November 10, 2011)
101.INS[2]			—	XBRL Instance Document
101.SCH[2]			—	XBRL Taxonomy Extension Schema
101.CAL[2]			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]			—	XBRL Taxonomy Extension Presentation Linkbase

[1]	Obligations of CMS Energy or its subsidiaries, but not of Consumers.

[2]

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

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Statements of Income

Years Ended December 31	2011	2010	2009
	In Millions
Operating Expenses
Other operating expenses	$(9)	$(6)	$(10)
General taxes	6	—	—

Total operating expenses	(3)	(6)	(10)

Operating Loss	(3)	(6)	(10)
Other Income (Expense)
Equity earnings of subsidiaries	510	464	310
Interest income	1	1	—
Other income (expense)	(5)	(8)	12

Total other income	506	457	322

Interest Charges
Interest on long-term debt	143	147	124
Interest on preferred securities	—	—	8
Intercompany interest expense and other	6	4	8

Total interest charges	149	151	140

Income Before Income Taxes	354	300	172
Income Tax Benefit	(61)	(50)	(57)

Income From Continuing Operations	415	350	229
Loss From Discontinued Operations	—	(10)	—

Net Income	415	340	229
Charge for Deferred Issuance Costs on Preferred Stock	—	8	—
Preferred Stock Dividends	—	8	11

Net Income Available to Common Stockholders	$415	$324	$218

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Statements of Cash Flows

Years Ended December 31	2011	2010	2009
	In Millions
Cash Flows from Operating Activities
Net income	$415	$340	$229
Adjustments to reconcile net income to net cash provided by operating activities
Equity earnings of subsidiaries	(510)	(464)	(310)
Dividends received from subsidiaries	474	358	340
Increase in accounts receivable	(1)	—	(2)
Increase (decrease) in accounts payable	—	(16)	16
Change in other assets and liabilities	(71)	117	7

Net cash provided by operating activities	307	335	280

Cash Flows from Investing Activities
Investment in subsidiaries	(125)	(250)	(100)

Net cash used in investing activities	(125)	(250)	(100)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	375	800	718
Issuance of common stock	29	8	9
Retirement of senior notes	(376)	(396)	(788)
Payment of common stock dividends	(211)	(154)	(114)
Payment of preferred stock dividends	—	(8)	(11)
Debt issuance costs and financing fees	(6)	(11)	(5)
Redemption of preferred stock	—	(239)	(4)
Increase (decrease) in notes payable	7	(85)	15

Net cash used in financing activities	(182)	(85)	(180)

Net Change in Cash and Cash Equivalents	$—	$—	$—
Cash and Cash Equivalents, Beginning of Period	$—	$—	$—
Cash and Cash Equivalents, End of Period	$—	$—	$—

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Balance Sheets

December 31	2011	2010
	In Millions
ASSETS
Current Assets
Notes and accrued interest receivable	$1	$1
Accounts receivable, including intercompany and related parties	6	5
Accrued taxes	16	—
Deferred income taxes	3	13

Total current assets	26	19

Plant, Property, and Equipment
Plant, property, and equipment	16	16
Less accumulated depreciation	(16)	(16)

Total plant, property, and equipment	—	—

Other Non-current Assets
Deferred income taxes	367	372
Investment in subsidiaries	5,096	4,941
Other investment — SERP	23	19
Other	28	27

Total other non-current assets	5,514	5,359

Total Assets	$5,540	$5,378

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Condensed Balance Sheets

December 31	2011	2010
	In Millions
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt	$398	$437
Accounts and notes payable, including intercompany and related parties	163	156
Accrued interest, including intercompany	28	27
Accrued taxes	—	81
Other current liabilities	5	5

Total current liabilities	594	706

Non-current Liabilities
Long-term debt	1,875	1,848
Related party	34	34
Unamortized discount	(17)	(28)
Postretirement benefits	24	23
Other non-current liabilities	2	2

Total non-current liabilities	1,918	1,879

Equity
Common stockholders’ equity	3,028	2,793

Total Liabilities and Equity	$5,540	$5,378

The accompanying condensed notes are an integral part of these statements.

CMS ENERGY CORPORATION

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CMS Energy — Parent Company

Notes to the Condensed Financial Statements

1: Basis of Presentation

CMS Energy’s condensed financial statements have been prepared on a parent-only basis. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and notes required by GAAP for annual financial statements, and therefore these parent-only financial statements and other information included should be read in conjunction with CMS Energy’s audited consolidated financial statements contained within Item 8. Financial Statements and Supplementary Data.

2: Guarantees

CMS Energy has issued guarantees with a maximum potential obligation of $112 million on behalf of some of its wholly owned subsidiaries. CMS Energy’s maximum potential obligation consists primarily of payment obligations to third parties under commodity purchase and swap agreements at CMS ERM and to the DOE for non-payment by Consumers Energy in relation to the DOE settlement. The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

CMS ENERGY CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2011, 2010, and 2009

Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	In Millions
Allowance for uncollectible accounts[1]
2011	$25	$70	$—	$60	$35
2010	23	53	—	51	25
2009	26	47	—	50	23
Deferred tax valuation allowance
2011	$19	$1	$—	$—	$20
2010	34	1	(15)	1	19
2009	32	2	—	—	34
Allowance for notes receivable[1]
2011	$5	$4	$—	$4	$5
2010	6	4	—	5	5
2009	34	7	—	35	6

[1]	Deductions are write-offs of uncollectible accounts, net of recoveries.

CONSUMERS ENERGY COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2011, 2010, and 2009

Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	In Millions
Allowance for uncollectible accounts[1]
2011	$23	$70	$—	$60	$33
2010	21	53	—	51	23
2009	24	47	—	50	21
Deferred tax valuation allowance
2011	$—	$1	$—	$—	$1
2010	—	—	—	—	—
2009	—	—	—	—	—

[1]	Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2012.

CMS ENERGY CORPORATION

By	/s/ JOHN G. RUSSELL
John G. Russell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 23rd day of February 2012.

Signature	Title
(i) Principal executive officer:
/s/ JOHN G. RUSSELL	President and Chief Executive Officer
John G. Russell

(ii) Principal financial officer:
/s/ THOMAS J. WEBB	Executive Vice President and
Thomas J. Webb	Chief Financial Officer

(iii) Controller or principal accounting officer:
/s/ GLENN P. BARBA	Vice President, Controller
Glenn P. Barba	and Chief Accounting Officer

(iv) A majority of the Directors:
*	Director
Merribel S. Ayres

*	Director
Jon E. Barfield
*	Director
Stephen E. Ewing
*	Director
Richard M. Gabrys
*	Director
David W. Joos
*	Director
Philip R. Lochner, Jr.
*	Director
Michael T. Monahan
*	Director
John G. Russell
*	Director
Kenneth L. Way
*
John B. Yasinsky	Director
* By /s/ Thomas J. Webb
Thomas J. Webb, Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2012.

CONSUMERS ENERGY COMPANY

By	/s/ JOHN G. RUSSELL
John G. Russell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 23rd day of February 2012.

Signature	Title

(i) Principal executive officer:
/s/ John G. Russell	President and Chief Executive Officer
John G. Russell

(ii) Principal financial officer:
/s/ Thomas J. Webb	Executive Vice President and
Thomas J. Webb	Chief Financial Officer

(iii) Controller or principal accounting officer:
/s/ Glenn P. Barba	Vice President, Controller
Glenn P. Barba	and Chief Accounting Officer

(iv) A majority of the Directors:
*	Director
Merribel S. Ayres
*	Director
Jon E. Barfield
*	Director
Stephen E. Ewing
*	Director
Richard M. Gabrys
*	Director
David W. Joos
*	Director
Philip R. Lochner, Jr.
*	Director
Michael T. Monahan
*	Director
John G. Russell
*	Director
Kenneth L. Way
*	Director
John B. Yasinsky
* By /s/ Thomas J. Webb
Thomas J. Webb, Attorney-in-Fact

(This page intentionally left blank)

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.24	—	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement dated as of December 15, 2011
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1	—	Subsidiaries of CMS Energy and Consumers
23.1	—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2	—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1	—	Power of Attorney for CMS Energy
24.2	—	Power of Attorney for Consumers
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]

In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”