Form 10-Q
period 2012-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2012-04-26
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.
1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation)
One Energy Plaza, Jackson, Michigan 49201
(517) 788-0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 13, 2012:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,296,406 shares owned by Consumers Energy Company)	261,598,685
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

March 31, 2012

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in October 2008

2011 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2011

ABATE	Association of Businesses Advocating Tariff Equity

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule, which would supersede the EPA’s proposed Clean Air Transport Rule and replace CAIR, was finalized in July 2011 and was stayed in December 2011 pending judicial review

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

D.C.	District of Columbia

Detroit Edison	The Detroit Edison Company, a non-affiliated company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source; for existing sources, MACT is the average emission limitation achieved by the best performing 12 percent of existing sources or the average limitation achieved by the best performing five sources, depending on the number of sources in the category

MATS	Mercury and Air Toxic Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

Mothball	To place a generating unit into a state of extended reserve shutdown in which the unit is inactive and unavailable for service for a specified period, during which the unit can be brought back into service after receiving appropriate notification and completing any necessary maintenance or other work; generation owners in MISO must request approval to mothball a unit, and MISO then evaluates the request for reliability impacts

MPSC	Michigan Public Service Commission

MW	Megawatt, a unit of power equal to one million watts

MWh	Megawatt-hour, a unit of energy equal to one million watt-hours

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline Gas Company, LLC, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Sherman Act	Sherman Antitrust Act, enacted in 1890

Smart Grid	Consumers’ grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation, and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

U.S.	United States

XBRL	eXtensible Business Reporting Language

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

This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter of this report. This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2011 Form 10-K.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of “might,” “may,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “predicts,” “assumes,” and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy’s and Consumers’ businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy’s and Consumers’ actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

—	the impact of regulation by the MPSC or FERC and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures;

—

potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities, including the treatment of Consumers’ pilot electric and gas revenue decoupling mechanisms;

—

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

—

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

—

changes in energy markets, including availability of capacity and the timing and extent of changes in commodity prices and availability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products;

—

the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy’s and Consumers’ interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates;

—

the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans and the discount rates applicable to their plan obligations, and the resulting impact on future funding requirements;

—

the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy’s, Consumers’, or any of their affiliates’ revenues, ability to collect accounts receivable from customers, or cost and availability of capital;

—

changes in the economic and financial viability of CMS Energy’s and Consumers’ suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

—	population changes in the geographic areas where CMS Energy and Consumers conduct business;

—	national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

—	loss of customer demand for electric generation supply to alternative energy suppliers;

—

federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy’s and Consumers’ market-based sales authorizations in wholesale power markets without price restrictions;

—	the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

—	the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers;

—

the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including their strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

—

factors affecting development of generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction material pricing, availability of qualified construction personnel, permitting, and government approvals;

—

factors affecting operations, such as costs and availability of personnel, equipment, and materials, unusual weather conditions, catastrophic weather-related damage, scheduled or unscheduled equipment outages, maintenance or repairs, environmental incidents, and electric transmission and distribution or gas pipeline system constraints;

—

potential disruption to, interruption of, or other impacts on facilities, utility infrastructure, or operations due to accidents, explosions, physical disasters, war, or terrorism, and the ability to obtain or maintain insurance coverage for these events;

—	changes or disruption in fuel supply, including but not limited to rail or vessel transport of coal and pipeline transport of natural gas;

—

potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident;

—	technological developments in energy production, delivery, usage, and storage;

—	the impact of CMS Energy’s and Consumers’ integrated business software system on their operations, including utility customer billing and collections;

—

adverse consequences resulting from any past or future assertion of indemnity or warranty claims associated with assets and businesses previously owned by CMS Energy or Consumers, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions;

—	the outcome, cost, and other effects of legal or administrative proceedings, settlements, investigations, or claims;

—

restrictions imposed by various financing arrangements and regulatory requirements on the ability of Consumers and other subsidiaries of CMS Energy to transfer funds to CMS Energy in the form of cash dividends, loans, or advances;

—

earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts, such as electricity sales agreements and interest rate and foreign currency contracts;

—

changes in financial or regulatory accounting principles or policies, including a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

—	other matters that may be disclosed from time to time in CMS Energy’s and Consumers’ SEC filings, or in other publicly issued documents.

For additional details regarding these and other uncertainties, see Part I – Item 1. Consolidated Financial Statements (unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 3: Contingencies and Commitments and Note 4: Regulatory Matters; Part I – Item 2. MD&A – Outlook; and Part II – Item 1A. Risk Factors.

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

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

—	regulation and regulatory matters;
—	economic conditions;
—	weather;
—	energy commodity prices;
—	interest rates; and
—	CMS Energy’s and Consumers’ securities’ credit ratings.

CMS Energy’s business strategy has emphasized the key elements depicted below:

SAFE, EXCELLENT OPERATIONS

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. From 2007 to 2011, Consumers achieved a 73 percent reduction in the annual number of recordable safety incidents.

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus. Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction. Consumers’ productivity and efficiency improvements and capital investments are expected to help keep annual base rate increases (excluding PSCR and GCR charges) at or below the average rate of inflation. Consumers considers these and other aspects of its customer value initiative to be important to its success.

UTILITY INVESTMENT

Consumers expects to make capital investments of $6.6 billion from 2012 through 2016. Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

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

Renewable energy projects are another major component of Consumers’ planned capital investments. Consumers expects to spend $0.5 billion on renewable energy investments from 2012 through 2016. The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind. In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. This filing proposes to reduce the renewable energy surcharge by an annual amount of $3 million, to $20 million, reflecting a reduction in expected costs to comply with renewable energy requirements.

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

—

Electric Rate Case: In June 2011, Consumers filed a general electric rate case seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity. Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest. In March 2012, the administrative law judge recommended that the MPSC approve an annual rate increase of $43 million, based on a 10.25 percent return on equity.

—

Gas Rate Case: In September 2011, Consumers filed a general gas rate case seeking an annual rate increase of $49 million, based on a 10.7 percent authorized return on equity. Consumers self-implemented an annual rate increase of $23 million in March 2012, subject to refund with interest.

—

Revenue Decoupling Mechanisms: Consumers has two electric revenue decoupling mechanism reconciliations pending with the MPSC, covering the period December 2009 through November 2011 and requesting, in total, recovery of $59 million.

In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC’s decision to authorize an electric revenue decoupling mechanism for Detroit Edison. The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers. Consumers cannot predict whether this decision will be appealed to the Michigan Supreme Court or the timing or outcome of any such appeal. As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program, and wrote off its $59 million electric revenue decoupling mechanism regulatory asset at March 31, 2012. Although the case before the Court of Appeals related specifically to Detroit Edison, Consumers will continue to pursue all of its legal and regulatory avenues to recover its decoupling revenues, including participating in or supporting any appeal of the Detroit Edison decision.

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

—

DOE Settlement: In July 2011, Consumers entered into an agreement with the DOE to settle for $120 million its claims related to the DOE’s failure to accept spent nuclear fuel. In September 2011, Consumers filed an application with the MPSC regarding the allocation of the $120 million settlement amount.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At March 31, 2012, Consumers’ electric deliveries under the ROA program were at the ten percent limit. In March 2012, a bill was introduced to the Michigan Senate and House of Representatives that would revise the 2008 Energy Law and immediately allow customers on the ROA program waiting list to switch their service to an alternative electric supplier. Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 22 percent. The revision also proposes an increase in the cap of six percentage points per year from 2013 through 2015. Consumers is unable to predict the outcome of the proposed legislation.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, as well as related litigation.

In July 2011, the EPA finalized CSAPR, which replaces CAIR. In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues.

Additionally, in February 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Although numerous parties, including the State of Michigan, have sought to extend the deadline of MATS, it is expected to take effect in 2015. CMS Energy and Consumers are continuing to assess the impact and cost of complying with CSAPR and MATS.

FINANCIAL PERFORMANCE IN 2012 AND BEYOND

For the three months ended March 31, 2012, CMS Energy’s net income available to common stockholders was $67 million, and diluted EPS were $0.25. This compares with net income available to common stockholders of $135 million and diluted EPS of $0.52 for the three months ended March 31, 2011. The two main factors contributing to the decline in earnings in 2012 were milder weather, which resulted in lower gas and electric deliveries to customers, and the write-off of Consumers’ $59 million electric revenue decoupling mechanism regulatory asset, as discussed above.

A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts

Three Months Ended March 31	2012	2011	Change

Net Income Available to Common Stockholders	$67	$135	$(68)
Basic Earnings Per Share	$0.26	$0.54	$(0.28)
Diluted Earnings Per Share	$0.25	$0.52	$(0.27)

In Millions

Three Months Ended March 31	2012	2011	Change

Electric utility	$21	$65	$(44)
Gas utility	55	88	(33)
Enterprises	5	3	2
Corporate interest and other	(21)	(23)	2
Discontinued operations	7	2	5

Net Income Available to Common Stockholders	$67	$135	$(68)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2012 versus 2011:

In Millions

	2012 better/(worse) than 2011

Gas sales	$ (37)
Electric sales	(21)
Electric and gas rate orders	30
Other, including depreciation and property tax	(13)	$ (41)

Charge to write off electric decoupling regulatory asset		(36)
Higher subsidiary earnings of enterprises segment		3
Lower corporate fixed charges and other		2
Other, mainly the elimination of a liability related to a previously sold business		4

Total change		$ (68)

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions

Three Months Ended March 31	2012	2011	Change

Net Income Available to Common Stockholders	$ 21	$ 65	$ (44)

Reasons for the change
Electric deliveries and rate increases			$ (57)
Maintenance and other operating expenses			(3)
Depreciation and amortization			(6)
General taxes			(1)
Interest charges			1
Income taxes			22

Total change			$ (44)

Electric deliveries and rate increases: For the three months ended March 31, 2012, electric delivery revenues decreased $57 million compared with 2011. This decrease reflected a $59 million charge to write off Consumers’ electric decoupling mechanism regulatory asset following a Court of Appeals ruling stating that the MPSC lacked statutory authority to adopt a revenue decoupling mechanism for electric utilities. In addition, a $19 million decrease in revenues due to milder weather in 2012 and a $6 million decrease in other miscellaneous revenues were offset largely by a $27 million increase in revenues from a December 2011 self-implemented rate increase. Deliveries to end-use customers were 9.2 billion kWh in 2012 and 9.3 billion kWh in 2011.

Maintenance and other operating expenses: For the three months ended March 31, 2012, maintenance and other operating expenses increased $3 million compared with 2011. This variance consisted of a $4 million increase in energy optimization program costs, the absence, in 2012, of a $3 million insurance refund recorded in 2011, and a $4 million increase in other operating expenses. These increases were offset partially by $8 million in lower plant maintenance costs in 2012.

Depreciation and amortization: For the three months ended March 31, 2012, depreciation and amortization expense increased $6 million compared with 2011, due primarily to higher depreciation expense from increased plant in service.

Income taxes:  For the three months ended March 31, 2012, income taxes decreased $22 million compared with 2011, reflecting lower electric utility earnings in 2012.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

In Millions

Three Months Ended March 31	2012	2011	Change

Net Income Available to Common Stockholders	$ 55	$ 88	$ (33)

Reasons for the change
Gas deliveries and rate increases			$ (36)
Maintenance and other operating expenses			(9)
Depreciation and amortization			(4)
General taxes			(1)
Interest charges			1
Income taxes			16

Total change			$ (33)

Gas deliveries and rate increases: For the three months ended March 31, 2012, gas delivery revenues decreased $36 million compared with 2011. This decrease reflected $59 million of lower customer deliveries, due primarily to milder weather in 2012. The decrease was offset partially by additional revenues of $15 million from a May 2011 rate increase and an $8 million increase in other miscellaneous revenues. Gas deliveries, including transportation to end-use customers, were 106.4 bcf in 2012, a decrease of 27.5 bcf, or 20.5 percent, compared with 2011.

Maintenance and other operating expenses: For the three months ended March 31, 2012, maintenance and other operating expenses increased $9 million compared with 2011, due primarily to higher energy optimization program costs in 2012.

Depreciation and amortization: For the three months ended March 31, 2012, depreciation and amortization expense increased $4 million compared with 2011, due primarily to higher depreciation expense from increased plant in service.

Income taxes: For the three months ended March 31, 2012, income taxes decreased $16 million compared with 2011, reflecting lower gas utility earnings in 2012.

ENTERPRISES RESULTS OF OPERATIONS

In Millions

Three Months Ended March 31	2012	2011	Change

Net Income Available to Common Stockholders	$ 5	$ 3	$ 2

For the three months ended March 31, 2012, net income of the enterprises segment increased $2 million compared with 2011, due to a Michigan Business Tax benefit.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions

Three Months Ended March 31	2012	2011	Change

Net Loss Available to Common Stockholders	$ (21)	$ (23)	$ 2

For the three months ended March 31, 2012, corporate interest and other net expenses decreased $2 million compared with 2011, due to an after-tax decrease in interest expense, reflecting lower interest rates.

DISCONTINUED OPERATIONS

For the three months ended March 31, 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability related to a prior asset sale, compared with income from discontinued operations of $2 million in 2011 as a result of a favorable legal settlement related to a previously sold business.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2012, CMS Energy had $387 million of consolidated cash and cash equivalents, which included $29 million of restricted cash and cash equivalents, and Consumers had $201 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2012 and 2011:

In Millions

Three Months Ended March 31	2012	2011	Change

CMS ENERGY, INCLUDING CONSUMERS
Net income	$ 67	$ 135	$ (68)
Non-cash transactions[1]	280	296	(16)

	$ 347	$ 431	$ (84)
Postretirement benefits contributions	(19)	(19)	-
Decrease in core working capital[2]	322	462	(140)
Other changes in assets and liabilities, net	(15)	(33)	18

Net cash provided by operating activities	$ 635	$ 841	$ (206)

CONSUMERS
Net income	$ 76	$ 153	$ (77)
Non-cash transactions[1]	256	256	-

	$ 332	$ 409	$ (77)
Postretirement benefits contributions	(18)	(19)	1
Decrease in core working capital[2]	328	467	(139)
Other changes in assets and liabilities, net	39	10	29

Net cash provided by operating activities	$ 681	$ 867	$ (186)

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Changes in core working capital comprise changes in accounts receivable and accrued revenues, inventories, and accounts payable.

For the three months ended March 31, 2012, net cash provided by operating activities at CMS Energy decreased $206 million compared with 2011, and net cash provided by operating activities at Consumers decreased $186 million compared with 2011. The decreases were due primarily to lower gas sales and a smaller reduction in core working capital, reflecting lower usage of gas inventory.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2012 and 2011:

In Millions

Three Months Ended March 31	2012	2011	Change

CMS ENERGY, INCLUDING CONSUMERS
Capital expenditures	$ (294)	$ (191)	$ (103)
Costs to retire property and other	(19)	(37)	18

Net cash used in investing activities	$ (313)	$ (228)	$ (85)

CONSUMERS
Capital expenditures	$ (294)	$ (186)	$ (108)
Costs to retire property and other	(18)	(42)	24

Net cash used in investing activities	$ (312)	$ (228)	$ (84)

For the three months ended March 31, 2012, net cash used in investing activities at CMS Energy increased $85 million compared with 2011, and net cash used in investing activities at Consumers increased $84 million compared with 2011. The increases were due primarily to increases in capital expenditures.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash (used in) provided by financing activities for the three months ended March 31, 2012 and 2011:

In Millions

Three Months Ended March 31	2012	2011	Change

CMS ENERGY, INCLUDING CONSUMERS
Issuance of FMBs, senior notes, and other debt	$ 405	$ 13	$ 392
Retirement of debt and other debt maturity payments	(459)	(13)	(446)
Payments of common stock dividends	(62)	(53)	(9)
Other financing activities	(9)	(8)	(1)

Net cash used in financing activities	$ (125)	$ (61)	$ (64)

CONSUMERS
Retirement of debt and other debt maturity payments	$ (310)	$ (9)	$ (301)
Payments of common stock dividends	(115)	(104)	(11)
Stockholder contribution from CMS Energy	150	125	25
Other financing activities	(6)	(9)	3

Net cash (used in) provided by financing activities	$ (281)	$ 3	$ (284)

For the three months ended March 31, 2012, net cash used in financing activities at CMS Energy increased $64 million compared with 2011, due primarily to an increase in net debt retirements.

For the three months ended March 31, 2012, net cash used in financing activities at Consumers increased $284 million compared with 2011, due primarily to an increase in net debt retirements, offset partially by an increase in the stockholder contribution from CMS Energy.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its articles of incorporation and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements. For additional details on Consumers’ dividend restrictions, see Note 5: Financings – Dividend Restrictions. For the three months ended March 31, 2012, Consumers paid $115 million in common stock dividends to CMS Energy.

In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million. In 2011, under this program, CMS Energy issued 762,925 shares of common stock at an average price of $19.66 per share, resulting in net proceeds of $15 million. CMS Energy did not issue any common stock under this program during the three months ended March 31, 2012.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers had the following secured revolving credit facilities available at March 31, 2012:

In Millions

	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available	Expiration Date

CMS ENERGY
Revolving credit facility[1]	$ 550	$ -	$ 3	$ 547	March 2016

CONSUMERS
Revolving credit facility[2]	$ 500	$ -	$ 1	$ 499	March 2016
Revolving credit facility[2,3]	150	-	-	150	August 2013
Revolving credit facility[2]	30	-	30	-	September 2014

[1]	Obligations under this facility are secured by Consumers common stock.

[2]	Obligations under this facility are secured by FMBs of Consumers.

[3]	In April 2012, the expiration date was extended to April 2017.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At March 31, 2012, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements and debt indentures contain covenants that require CMS Energy and Consumers to maintain certain financial ratios. CMS Energy’s $550 million revolving credit agreement and its $180 million unsecured term loan credit agreement specify a maximum debt-to-EBITDA ratio, as defined therein. Certain of CMS Energy’s senior notes indenture supplements and its $180 million term loan credit agreement specify a minimum interest coverage ratio, as defined therein. Consumers’ revolving credit agreements and its revolving accounts receivable purchase agreement specify a maximum debt-to-capital ratio, as defined therein. At March 31, 2012, no events of default had occurred with respect to any debt covenants contained in CMS Energy and Consumers’ credit agreements or debt indentures. CMS Energy and Consumers were each in compliance with these limits as of March 31, 2012, as presented in the following table:

Credit Agreement or Facility	Description	Limit	Ratio at March 31, 2012

CMS ENERGY
$550 million revolving credit agreement and $180 million term loan credit agreement	Debt to EBITDA	≤ 6.0 to 1.0	5.0 to 1.0
Senior notes indenture	Interest Coverage	> 1.6 to 1.0	3.6 to 1.0
$180 million term loan credit agreement	Interest Coverage	> 2.0 to 1.0	3.6 to 1.0

CONSUMERS
$500 million and $30 million revolving credit agreements and $35 million and $68 million reimbursement agreements	Debt to Capital	≤ 0.65 to 1.0	0.46 to 1.0
$150 million revolving credit agreement and $250 million accounts receivable purchase agreement	Debt to Capital	≤ 0.70 to 1.0	0.46 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $512 million at March 31, 2012. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3: Contingencies and Commitments – Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Part II – Item 1A. Risk Factors; and Note 3: Contingencies and Commitments.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

—	energy efficiency;
—	demand management;
—	expanded use of renewable energy;
—	development of new power plants;

—	power or generating asset purchases to complement existing generating sources;
—	continued operation or upgrade of existing units; and
—	potential retirement or mothballing of older generating units.

In December 2011, Consumers formally canceled its plans to build an 830-MW coal-fueled plant at its Karn/Weadock generating complex. This decision reflects present and anticipated market conditions, new environmental standards, and Consumers’ expectations of the generation sources that will provide the best energy value to customers. Consumers also plans to mothball seven of its smaller coal-fueled units in 2015. Consumers will continue to evaluate its options for the plants, which include:

—	installing more environmental equipment on the units to reduce emissions further in order to meet new environmental standards and continue to operate the units;
—	converting the units to natural gas instead of coal;
—	decommissioning the units; and
—	a combination of these three options, depending on customer needs and market conditions.

Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. Under its renewable energy plan, Consumers expects to secure its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years. At March 31, 2012, the combination of these sources represented 100 percent of Consumers’ 2015 REC requirement.

The 2008 Energy Law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through March 2012, Consumers has contracted for the purchase of 297 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.

Consumers has secured more than 83,000 acres of land easements in Michigan’s Huron, Mason, and Tuscola Counties for the potential development of wind generation, and is now collecting wind speed and other meteorological data at those sites. Consumers has entered into construction and supply contracts as well as a contract to purchase wind turbine generators for the construction of Lake Winds Energy Park, a 100-MW wind park in Mason County, which Consumers expects to be operational in late 2012. In July 2011, the Mason County Planning Commission voted in favor of granting a special land use permit for the construction of Lake Winds Energy Park. Although opposed by certain parties, the actions of the Mason County Planning Commission have been upheld by the Mason County Zoning Board of Appeals and the Mason County Circuit Court. Construction of the Lake Winds Energy Park began in November 2011. Consumers will also continue development of Cross Winds Energy Park, its 150-MW wind park in Tuscola County, scheduled for operation by late 2015, as well as seek other opportunities for wind generation development in support of the renewable capacity standards. Upon completion of the Lake Winds and Cross Winds Energy Parks, Consumers will have purchased or constructed 110 percent of the 2015 renewable capacity requirement.

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

Consumers expects average electric delivery growth of about one percent annually over the next five years. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:

—	energy conservation measures and results of energy efficiency programs;
—	fluctuations in weather; and
—	changes in economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA: The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At March 31, 2012, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 786 MW of generation service to ROA customers. Based on 2011 weather-adjusted retail sales, Consumers expects 2012 electric deliveries under the ROA program to be at a similar level to 2011.

In March 2012, a bill was introduced to the Michigan Senate and House of Representatives that would revise the 2008 Energy Law and immediately allow customers on the ROA program waiting list to switch their service to an alternative electric supplier. Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 22 percent. The revision also proposes an increase in the cap of six percentage points per year from 2013 through 2015. Consumers is unable to predict the outcome of the proposed legislation.

Electric Transmission: In July 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations. In August 2011, Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s July order and opposing the allocation methodology.

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects. In December 2011, Consumers, along with the Michigan Attorney General, ABATE, Detroit Edison, the Michigan Municipal Electric Association, and the Michigan Public Power Agency, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit following FERC’s denial of their request for rehearing opposing the allocation methodology in the MISO tariff revision. Regardless of the outcome of this appeal, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For additional details on Consumers’ electric rate matters, see Note 4: Regulatory Matters.

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

Air Quality: In July 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that allegedly contribute to ground-level ozone and fine particle pollution in other downwind states. This rule had mandated emission reductions beginning in 2012, which CMS Energy and Consumers were prepared to meet through fuel blend changes. In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues. The court heard oral arguments in April 2012, but there is no timeline for a decision or order from the court.

In February 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants. Generally, existing units must meet the standards within three to four years of issuance of the final rule.

Presently, Consumers’ strategy to comply with CAIR, CSAPR, and MATS involves the installation of state-of-the-art emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate CSAPR and MATS in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

—	additional or accelerated environmental compliance costs related to Consumers’ coal-fueled power plants;
—	a change in the fuel mix at coal-fueled and oil-fueled power plants;
—	changes in how certain plants are used; and
—	the retirement, mothballing, or repowering with an alternative fuel of some or all of Consumers’ older, smaller generating units.

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

In March 2012, the EPA released its proposed “Standards of Performance for Greenhouse Gas Emissions for New Stationary Sources: Electric Utility Generating Units” pursuant to Section 111 of the Clean Air Act. This proposed rule applies only to new fossil-fuel-fired steam electric generating units. The standard would require that carbon dioxide emissions not exceed those of a modern, efficient natural gas combined-cycle plant, regardless of fuel type. Consumers is analyzing this newly proposed rule. The

EPA is also expected to propose emissions guidelines for states to regulate greenhouse gas emissions from existing generating units under Section 111(d) of the Clean Air Act. Under the expected schedule, states will be required to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor activity regarding any proposed regulations involving new source performance standards.

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

Other electric environmental matters could have a major impact on Consumers’ outlook. For additional details on other electric environmental matters, see Note 3: Contingencies and Commitments – Consumers Electric Utility Contingencies – Electric Environmental Matters.

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2012 to remain unchanged from 2011. Over the next five years, Consumers expects average gas deliveries to remain stable. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this trend due to:

—	fluctuations in weather;
—	use by independent power producers;
—	availability and development of renewable energy sources;

—	changes in gas prices;
—	Michigan economic conditions, including population trends and housing activity;
—	the price of competing energy sources or fuels; and
—	energy efficiency and conservation impacts.

A decoupling mechanism was authorized by the MPSC in Consumers’ 2009 gas rate case, subject to certain conditions. This mechanism, which was extended in the MPSC’s 2010 gas rate case order, allows Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. This mechanism is intended to mitigate the impacts of energy efficiency programs, conservation, and changes in economic conditions on Consumers’ gas utility revenue, but does not provide rate adjustments for changes in sales volumes arising from weather fluctuations.

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For additional details on Consumers’ gas rate matters, see Note 4: Regulatory Matters.

Pending Gas Rate Case: In September 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million based on a 10.7 percent authorized return on equity, in order to recover investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. In February 2012, the MPSC Staff recommended an annual rate reduction of $22 million, based on a 9.95 percent return on equity. Also in February, Consumers filed testimony and exhibits with the MPSC in support of a self-implemented annual rate increase of $23 million, based on a 10.5 percent return on equity. The MPSC issued an order stating that it did not find good cause to prevent implementation and accordingly, Consumers self-implemented an annual rate increase of $23 million, subject to refund with interest, in March 2012.

Presented in the following table are the components of the rate reduction recommended by the MPSC Staff and Consumers’ self-implemented rate increase:

In Millions

Components of the Rate Increase	Rate Reduction Recommended by the MPSC Staff	Consumers’ Self-Implemented Increase	Difference

Investment in rate base	$ 17	$ 22	$ (5)
Uncollectible accounts	3	15	(12)
Cost of capital	(11)	1	(12)
Gross margin	(18)	(11)	(7)
Operating and maintenance costs	(13)	(4)	(9)

Total	$ (22)	$ 23	$ (45)

Gas Pipeline Safety: In January 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The law reauthorizes existing federal pipeline safety programs of the Pipeline and Hazardous Materials Safety Administration through 2015 and it contains provisions mandating:

—	an increase in the maximum fine for safety violations to $2 million;
—	an increase in the number of pipeline inspectors;
—	a study regarding application of integrity management requirements outside of “high consequence areas;”
—	a survey regarding existing plans for safe management and replacement of cast iron pipelines;
—	prescribed notification and on-site incident response times;
—	installation of automatic or remotely controlled shut-off valves on new or replaced pipelines where feasible;
—	verification of maximum allowable operating pressure of pipelines in populated areas; and
—	pressure testing (or equivalent) of previously untested pipelines.

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

Gas Environmental Estimates: Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 3: Contingencies and Commitments – Consumers Gas Utility Contingencies – Gas Environmental Matters.

CONSUMERS OTHER OUTLOOK AND UNCERTAINTIES

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

Trends, uncertainties, and other matters that could have a material impact on CMS Energy’s consolidated income, cash flows, or financial position include:

—	indemnity and environmental remediation obligations at Bay Harbor;
—	obligations related to a tax claim from the government of Equatorial Guinea;
—	the outcome of certain legal proceedings;
—	impacts of declines in electricity prices on the profitability of the enterprises segment’s generating units;
—	representations, warranties, and indemnities provided by CMS Energy or its subsidiaries in connection with previous sales of assets;
—	changes in commodity prices and interest rates on certain derivative contracts that do not qualify for hedge accounting and must be marked to market through earnings;
—	changes in various environmental laws, regulations, principles, or practices, or in their interpretation; and
—	economic conditions in Michigan, including population trends and housing activity.

For additional details regarding the enterprises segment’s uncertainties, see Note 3: Contingencies and Commitments.

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented two percent of CMS Energy’s net assets at March 31, 2012, and seven percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2012. The carrying value of EnerBank’s loan portfolio was $477 million at March 31, 2012. Its loan portfolio was funded primarily by deposit liabilities of $476 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.3 percent at March 31, 2011 to 0.8 percent at March 31, 2012. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. Presently, EnerBank meets or exceeds all of its capital requirements.

Employee Separation Program: In April 2012, CMS Energy announced a voluntary separation program for its salaried employees. Under the program, an employee may elect to request separation, and management will decide whether to accept the request and approve the employee’s separation. The target separation date for employees who participate in the program is July 1, 2012. CMS Energy cannot presently predict the level of participation in the program.

Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3: Contingencies and Commitments and Note 4: Regulatory Matters.

NEW ACCOUNTING STANDARDS

For details regarding the implementation of new accounting standards during the three months ended March 31, 2012, see Note 1: New Accounting Standards.

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Operating Revenue	$ 1,743	$ 2,055

Operating Expenses
Fuel for electric generation	130	152
Purchased and interchange power	317	300
Purchased power – related parties	22	21
Cost of gas sold	550	768
Maintenance and other operating expenses	295	279
Depreciation and amortization	172	162
General taxes	69	67

Total operating expenses	1,555	1,749

Operating Income	188	306

Other Income (Expense)
Interest income	1	2
Allowance for equity funds used during construction	2	1
Income from equity method investees	5	4
Other income	3	4
Other expense	(2)	(2)

Total other income	9	9

Interest Charges
Interest on long-term debt	94	100
Other interest expense	6	6
Allowance for borrowed funds used during construction	(1)	(1)

Total interest charges	99	105

Income Before Income Taxes	98	210
Income Tax Expense	38	77

Income From Continuing Operations	60	133
Income From Discontinued Operations,
Net of Tax Expense of $4 and $1	7	2

Net Income Available to Common Stockholders	$ 67	$ 135

In Millions, Except Per Share Amounts

Three Months Ended March 31	2012	2011

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$ 60	$ 133
Amounts attributable to discontinued operations	7	2

Net income available to common stockholders	$ 67	$ 135

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$ 0.23	$ 0.53
Basic earnings from discontinued operations	0.03	0.01

Basic earnings attributable to common stock	$ 0.26	$ 0.54

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$ 0.22	$ 0.51
Diluted earnings from discontinued operations	0.03	0.01

Diluted earnings attributable to common stock	$ 0.25	$ 0.52

Dividends Declared Per Common Share	$ 0.24	$ 0.21

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Net Income	$ 67	$ 135

Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $ - in 2012 and 2011	1	-

Investments
Unrealized gain on investments, net of tax of $ - in 2012 and 2011	1	-

Other Comprehensive Income	2	-

Total Comprehensive Income	$ 69	$ 135

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Cash Flows from Operating Activities
Net income	$ 67	$ 135
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	172	162
Deferred income taxes and investment tax credit	42	73
Postretirement benefits expense	47	40
Other non-cash operating activities	19	21
Postretirement benefits contributions	(19)	(19)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	99	9
Decrease in accrued power supply revenue	-	15
Decrease in inventories	312	462
Decrease in accounts payable	(89)	(9)
Decrease in accrued expenses	(109)	(89)
Decrease in other current and non-current assets	113	29
Increase (decrease) in other current and non-current liabilities	(19)	12

Net cash provided by operating activities	635	841

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(294)	(191)
Cost to retire property	(7)	(17)
Other investing activities	(12)	(20)

Net cash used in investing activities	(313)	(228)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	390	-
Proceeds from EnerBank notes, net	15	13
Retirement of long-term debt	(459)	(13)
Payment of common stock dividends	(62)	(53)
Payment of capital and finance lease obligations	(6)	(6)
Other financing costs	(3)	(2)

Net cash used in financing activities	(125)	(61)

Net Increase in Cash and Cash Equivalents, Including Assets Held for Sale	197	552
Decrease in Cash and Cash Equivalents Included in Assets Held for Sale	-	2

Net Increase in Cash and Cash Equivalents	197	554
Cash and Cash Equivalents, Beginning of Period	161	247

Cash and Cash Equivalents, End of Period	$ 358	$ 801

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS

In Millions

	March 31 2012	December 31 2011

Current Assets
Cash and cash equivalents	$ 358	$ 161
Restricted cash and cash equivalents	29	27
Accounts receivable and accrued revenue, less allowances of $35 in 2012 and 2011	750	869
Notes receivable	25	49
Accounts receivable – related parties	10	10
Inventories at average cost
Gas in underground storage	610	929
Materials and supplies	96	92
Generating plant fuel stock	182	166
Deferred income taxes	3	24
Deferred property taxes	155	187
Regulatory assets	-	1
Prepayments and other current assets	50	50

Total current assets	2,268	2,565

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,864	14,751
Less accumulated depreciation and amortization	5,008	4,901

Plant, property, and equipment, net	9,856	9,850
Construction work in progress	899	783

Total plant, property, and equipment	10,755	10,633

Other Non-current Assets
Regulatory assets	2,362	2,466
Accounts and notes receivable, less allowances of $5 in 2012 and 2011	454	462
Investments	53	50
Other	268	276

Total other non-current assets	3,137	3,254

Total Assets	$ 16,160	$ 16,452

LIABILITIES AND EQUITY

In Millions

	March 31 2012	December 31 2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$ 837	$ 1,057
Accounts payable	409	575
Accounts payable – related parties	8	9
Accrued rate refunds	34	30
Accrued interest	66	101
Accrued taxes	206	282
Regulatory liabilities	120	125
Other current liabilities	139	159

Total current liabilities	1,819	2,338

Non-current Liabilities
Long-term debt	6,193	6,040
Non-current portion of capital and finance lease obligations	162	167
Regulatory liabilities	1,919	1,875
Postretirement benefits	1,288	1,289
Asset retirement obligations	257	254
Deferred investment tax credit	45	46
Deferred income taxes	1,056	1,035
Other non-current liabilities	328	336

Total non-current liabilities	11,248	11,042

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 257.4 shares in 2012 and 254.1 shares in 2011	3	3
Other paid-in capital	4,641	4,627
Accumulated other comprehensive loss	(47)	(49)
Accumulated deficit	(1,548)	(1,553)

Total common stockholders equity	3,049	3,028
Noncontrolling interests	44	44

Total equity	3,093	3,072

Total Liabilities and Equity	$ 16,160	$ 16,452

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Common Stock
At beginning of period	$ 3	$ 2
Common stock issued	-	1

At end of period	3	3

Other Paid-in Capital
At beginning of period	4,627	4,588
Common stock issued	8	6
Common stock reissued	6	5

At end of period	4,641	4,599

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(48)	(39)
Retirement benefits liability adjustments	1	-

At end of period	(47)	(39)

Investments
At beginning of period	-	-
Unrealized gain on investments	1	-

At end of period	1	-

Derivative instruments
At beginning and end of period	(1)	(1)

At end of period	(47)	(40)

Accumulated Deficit
At beginning of period	(1,553)	(1,757)
Net income	67	135
Common stock dividends declared	(62)	(53)

At end of period	(1,548)	(1,675)

Noncontrolling Interests
At beginning and end of period	44	44

Total Equity	$ 3,093	$ 2,931

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Operating Revenue	$ 1,675	$ 1,988

Operating Expenses
Fuel for electric generation	106	129
Purchased and interchange power	313	293
Purchased power – related parties	21	21
Cost of gas sold	536	753
Maintenance and other operating expenses	277	265
Depreciation and amortization	171	161
General taxes	68	66

Total operating expenses	1,492	1,688

Operating Income	183	300

Other Income (Expense)
Interest income	1	2
Allowance for equity funds used during construction	2	1
Other income	8	8
Other expense	(2)	(2)

Total other income	9	9

Interest Charges
Interest on long-term debt	61	63
Other interest expense	4	4
Allowance for borrowed funds used during construction	(1)	(1)

Total interest charges	64	66

Income Before Income Taxes	128	243
Income Tax Expense	52	90

Net Income Available to Common Stockholder	$ 76	$ 153

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Net Income	$ 76	$ 153

Retirement benefits liability
Retirement benefits liability adjustments, net of tax of $- in 2012 and 2011	1	1

Investments
Unrealized loss on investments, net of tax benefit of $(2) in 2012 and $(1) in 2011	(3)	(1)

Other Comprehensive Loss	(2)	-

Total Comprehensive Income	$ 74	$ 153

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Cash Flows from Operating Activities
Net income	$ 76	$ 153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	171	161
Deferred income taxes and investment tax credit	20	39
Postretirement benefits expense	46	39
Other non-cash operating activities	19	17
Postretirement benefits contributions	(18)	(19)
Changes in other assets and liabilities:
Decrease in accounts receivable, notes receivable, and accrued revenue	100	6
Decrease in accrued power supply revenue	-	15
Decrease in inventories	302	458
Increase (decrease) in accounts payable	(74)	3
Decrease in accrued expenses	(69)	(49)
Decrease in other current and non-current assets	112	30
Increase (decrease) in other current and non-current liabilities	(4)	14

Net cash provided by operating activities	681	867

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(294)	(186)
Cost to retire property	(7)	(17)
Other investing activities	(11)	(25)

Net cash used in investing activities	(312)	(228)

Cash Flows from Financing Activities
Retirement of long-term debt	(310)	(9)
Payment of common stock dividends	(115)	(104)
Stockholder’s contribution	150	125
Payment of capital and finance lease obligations	(6)	(6)
Other financing costs	-	(3)

Net cash (used in) provided by financing activities	(281)	3

Net Increase in Cash and Cash Equivalents	88	642

Cash and Cash Equivalents, Beginning of Period	85	71

Cash and Cash Equivalents, End of Period	$ 173	$ 713

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

In Millions

	March 31 2012	December 31 2011

Current Assets
Cash and cash equivalents	$ 173	$ 85
Restricted cash and cash equivalents	28	26
Accounts receivable and accrued revenue, less allowances of $33 in 2012 and 2011	737	860
Notes receivable	-	23
Accounts receivable – related parties	1	1
Inventories at average cost
Gas in underground storage	607	929
Materials and supplies	93	88
Generating plant fuel stock	180	164
Deferred property taxes	155	187
Regulatory assets	-	1
Prepayments and other current assets	42	43

Total current assets	2,016	2,407

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,733	14,621
Less accumulated depreciation and amortization	4,952	4,846

Plant, property, and equipment, net	9,781	9,775
Construction work in progress	899	782

Total plant, property, and equipment	10,680	10,557

Other Non-current Assets
Regulatory assets	2,362	2,466
Accounts and notes receivable	1	1
Investments	29	35
Other	179	196

Total other non-current assets	2,571	2,698

Total Assets	$ 15,267	$ 15,662

LIABILITIES AND EQUITY

In Millions

	March 31 2012	December 31 2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$ 63	$ 363
Accounts payable	396	561
Accounts payable – related parties	11	11
Accrued rate refunds	34	30
Accrued interest	39	73
Accrued taxes	250	287
Deferred income taxes	74	73
Regulatory liabilities	120	125
Other current liabilities	103	119

Total current liabilities	1,090	1,642

Non-current Liabilities
Long-term debt	3,977	3,987
Non-current portion of capital and finance lease obligations	162	167
Regulatory liabilities	1,919	1,875
Postretirement benefits	1,225	1,225
Asset retirement obligations	257	253
Deferred investment tax credit	45	46
Deferred income taxes	1,835	1,817
Other non-current liabilities	254	256

Total non-current liabilities	9,674	9,626

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,107	2,957
Accumulated other comprehensive loss	(4)	(2)
Retained earnings	515	554

Total common stockholder equity	4,459	4,350
Preferred stock	44	44

Total equity	4,503	4,394

Total Liabilities and Equity	$ 15,267	$ 15,662

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions

Three Months Ended March 31	2012	2011

Common Stock
At beginning and end of period	$ 841	$ 841

Other Paid-in Capital
At beginning of period	2,957	2,832
Stockholder contribution	150	125

At end of period	3,107	2,957

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(19)	(16)
Retirement benefits liability adjustments	1	1

At end of period	(18)	(15)

Investments
At beginning of period	17	16
Unrealized loss on investments	(3)	(1)

At end of period	14	15

At end of period	(4)	-

Retained Earnings
At beginning of period	554	463
Net income	76	153
Common stock dividends declared	(115)	(104)

At end of period	515	512

Preferred Stock
At beginning and end of period	44	44

Total Equity	$ 4,503	$ 4,354

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP. CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period. In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented. The notes to the consolidated financial statements and the related consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2011 Form 10-K. Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:	NEW ACCOUNTING STANDARDS

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

ASU 2011-05, Presentation of Comprehensive Income: This standard, which became effective January 1, 2012 for CMS Energy and Consumers, eliminates the option of reporting other comprehensive income and its components on the statement of changes in equity. Prior to the implementation of this standard, both CMS Energy and Consumers used this option for their consolidated financial statements. Under the standard, entities are required to present either a single continuous statement of comprehensive income, containing both net income and components of other comprehensive income, or two separate consecutive statements. CMS Energy and Consumers have chosen to present two separate consecutive statements. This standard affects only the presentation of comprehensive income on CMS Energy’s and Consumers’ consolidated financial statements.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs: This standard, which became effective January 1, 2012 for CMS Energy and Consumers, is the result of a joint project of the Financial Accounting Standards Board and the International Accounting Standards Board. The primary objective of the standard is to ensure that fair value has the same meaning under GAAP and International Financial Reporting Standards and to establish common fair value measurement guidance in the two sets of standards. The standard does not change the overall fair value model in GAAP, but it amends various fair value principles and establishes additional disclosure requirements. This standard did not impact CMS Energy’s or Consumers’ consolidated income, cash flows, or financial position, but did require additional disclosures.

2:	FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When measuring fair value, CMS Energy and Consumers are required to incorporate all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. A fair value hierarchy prioritizes inputs used to measure fair value according to their observability in the market. The three levels of the fair value hierarchy are as follows:

—	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

—

Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, credit risks, default rates, and inputs derived from or corroborated by observable market data.

—	Level 3 inputs are unobservable inputs that reflect CMS Energy’s or Consumers’ own assumptions about how market participants would value their assets and liabilities.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following tables are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis:

In Millions

March 31, 2012	Total	Level 1	Level 2	Level 3

CMS ENERGY, INCLUDING CONSUMERS
Assets
Cash equivalents	$ 271	$ 271	$ -	$ -
Restricted cash equivalents	14	14	-	-
Nonqualified deferred compensation plan assets	5	5	-	-
SERP
Mutual funds	126	126	-	-
Derivative instruments
Commodity contracts	3	1	1	1

Total	$ 419	$ 417	$ 1	$ 1

Liabilities
Nonqualified deferred compensation plan liabilities	$ 5	$ 5	$ -	$ -
Derivative instruments
Commodity contracts	7	-	5	2

Total	$ 12	$ 5	$ 5	$ 2

CONSUMERS
Assets
Cash equivalents	$ 122	$ 122	$ -	$ -
Restricted cash equivalents	13	13	-	-
CMS Energy common stock	29	29	-	-
Nonqualified deferred compensation plan assets	3	3	-	-
SERP
Mutual funds	85	85	-	-
Derivative instruments
Commodity contracts	1	-	-	1

Total	$ 253	$ 252	$ -	$ 1

Liabilities
Nonqualified deferred compensation plan liabilities	$ 3	$ 3	$ -	$ -

Total	$ 3	$ 3	$ -	$ -

In Millions

December 31, 2011	Total	Level 1	Level 2	Level 3

CMS ENERGY, INCLUDING CONSUMERS
Assets
Cash equivalents	$ 109	$ 109	$ -	$ -
Restricted cash equivalents	15	15	-	-
Nonqualified deferred compensation plan assets	4	4	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	113	113	-	-
Derivative instruments
Commodity contracts	3	1	-	2

Total	$ 245	$ 243	$ -	$ 2

Liabilities
Nonqualified deferred compensation plan liabilities	$ 4	$ 4	$ -	$ -
Derivative instruments
Commodity contracts	7	-	3	4

Total	$ 11	$ 4	$ 3	$ 4

CONSUMERS
Assets
Cash equivalents	$ 56	$ 56	$ -	$ -
Restricted cash equivalents	14	14	-	-
CMS Energy common stock	35	35	-	-
Nonqualified deferred compensation plan assets	3	3	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	74	74	-	-
Derivative instruments
Commodity contracts	2	-	-	2

Total	$ 185	$ 183	$ -	$ 2

Liabilities
Nonqualified deferred compensation plan liabilities	$ 3	$ 3	$ -	$ -

Total	$ 3	$ 3	$ -	$ -

Cash Equivalents: Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.

Nonqualified Deferred Compensation Plan Assets: The nonqualified deferred compensation plan assets consist of various mutual funds that are valued using a market approach. CMS Energy and Consumers value these assets using the daily quoted net asset values that are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers report these assets in other non-current assets on their consolidated balance sheets.

SERP Assets: CMS Energy and Consumers value their SERP assets using a market approach, incorporating prices and other relevant information from market transactions. The SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities. In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments. CMS Energy and Consumers value these funds using the daily quoted net asset values that are the basis for transactions to buy or sell shares in each fund. The SERP cash equivalents at December 31, 2011 consisted of a money market fund with daily liquidity. CMS Energy and Consumers report their SERP assets in other non-current assets on their consolidated balance sheets. For additional details about SERP securities, see Note 7: Financial Instruments.

Nonqualified Deferred Compensation Plan Liabilities: CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report these liabilities in other non-current liabilities on their consolidated balance sheets.

Derivative Instruments: CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy has exchange-traded derivative contracts that are valued based on Level 1 quoted prices, as well as derivatives valued using Level 2 inputs, including commodity forward prices, interest rates, credit ratings, default rates, and market-based seasonality factors. CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate assumptions that cannot be observed or confirmed through market transactions.

The most significant derivatives classified as Level 3 are a power option sold by CMS ERM and FTRs held by Consumers. The power option sold by CMS ERM is valued using unobservable assumptions about price volatility and the pricing differential between the delivery point and the nearest active market. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. In valuing their derivative instruments not classified as Level 1, CMS Energy and Consumers may incorporate adjustments for credit risk, or the risk of nonperformance, as deemed appropriate. CMS Energy and Consumers apply credit risk adjustments, where appropriate, to the net receivable from or payable to each counterparty. For additional details about derivative contracts, see Note 8: Derivative Instruments.

There were no significant changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers during the three months ended March 31, 2012 and 2011.

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

Gas Index Price Reporting Litigation: CMS Energy, along with CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company, are named as defendants in various lawsuits arising as a result of alleged inaccurate natural gas price reporting to publications that report trade information. Allegations include manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, restraint of trade, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, and Wisconsin. The following provides more detail on these proceedings:

—	In 2005, CMS Energy, CMS MST, and CMS Field Services were named as defendants in a putative class action filed in Kansas state court, Learjet, Inc., et al. v. Oneok, Inc., et al. The complaint alleges that during the putative class period, January 1, 2000 through October 31, 2002, the defendants engaged in a scheme to violate the Kansas Restraint of Trade Act. The plaintiffs are seeking statutory full consideration damages consisting of the full consideration paid by plaintiffs for natural gas allegedly purchased from defendants.

—

In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed in Missouri state court alleging violations of Missouri antitrust laws. Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas reporting activities.

—

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

—

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

—

Another class action complaint, Newpage Wisconsin System v. CMS ERM, et al., was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy, CMS ERM, Cantera Gas Company, and others. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys’ fees.

—

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

In May 2011, CMS Energy received approval from the EPA on a revised scope of remedies that CMS Energy had submitted in December 2010. CMS Energy reached a tentative agreement with the MDEQ in December 2011 that identifies the final remedies at the site. The EPA notified the MDEQ in March 2012 that it had no objections, and the parties are now in negotiations to finalize the agreement. In December 2010, the MDEQ issued an NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. Discharge of treated leachate under the permit has commenced. Additionally, CMS Land has committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term solution to the leachate disposal issue. In 2008, the MDEQ and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits and seeking an injunction. A temporary restraining order was issued by the trial court. The legal proceeding was stayed in 2009 and can be renewed by either party at any time.

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

CMS Land and CMS Capital, the MDEQ, the EPA, and other parties continue to negotiate the long-term remedy for the Bay Harbor site, including:

—	the disposal of leachate;
—	the location and design of collection lines and upstream water diversion systems;
—	application of criteria for various substances such as mercury; and
—	other matters that are likely to affect the scope of response activities that CMS Land and CMS Capital may be obligated to undertake.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $225 million, which includes accretion expense. At March 31, 2012, CMS Energy had a recorded liability of $71 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $95 million. CMS Energy expects to pay $16 million during the remainder of 2012, $8 million in 2013, $4 million in 2014, $4 million in 2015, $5 million in 2016, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:

—	inability to complete the present long-term water disposal strategy at a reasonable cost;
—	requirements to alter the present long-term water disposal strategy upon expiration of the NPDES permit if the MDEQ or EPA identify a more suitable alternative;
—	an increase in the number of contamination areas;
—	different remediation techniques;
—	the nature and extent of contamination;
—	inability to reach agreement with the MDEQ or the EPA over additional response activities;
—	delays in the receipt of requested permits;
—	delays following the receipt of any requested permits due to legal appeals of third parties;
—	additional or new legal or regulatory requirements; or
—	new or different landowner claims.

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

Panhandle Tax Indemnification: CMS Energy recorded a liability in 2003 for an indemnification provided in conjunction with the sale of Panhandle. As of March 31, 2012, the statute of limitations had expired for this indemnification. Accordingly, CMS Energy eliminated the liability and recognized an after-tax benefit of $7 million in discontinued operations for the three months ended March 31, 2012.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites will be between $1 million and $4 million. At March 31, 2012, Consumers had a recorded liability of $1 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At March 31, 2012, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

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

In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. In September 2011, Consumers filed an application with the MPSC regarding the regulatory treatment of the settlement amount. For further information, see Note 4: Regulatory Matters.

As part of the agreement with the DOE, Consumers settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983. This liability, which totaled $163 million, comprised $44 million collected from customers for spent nuclear fuel disposal fees and $119 million of interest accrued on those fees, and was to be paid no later than when the DOE began accepting delivery of spent nuclear fuel. CMS Energy and Consumers classified the liability as long-term debt on their consolidated balance sheets.

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

CONSUMERS GAS UTILITY CONTINGENCIES

Gas Environmental Matters: Consumers expects to incur remediation and other response activity costs at a number of sites under the NREPA. These sites include 23 former MGP facilities. Consumers operated the facilities on these sites for some part of their operating lives. For some of these sites, Consumers has no present ownership interest or may own only a portion of the original site.

At March 31, 2012, Consumers had a recorded liability of $128 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011. The undiscounted amount of the remaining obligation is $141 million. Consumers expects to incur remediation and other response activity costs during the remainder of 2012 and in each of the next four years as follows:

In Millions

	2012	2013	2014	2015	2016

CONSUMERS
Remediation and other response activity costs	$ 11	$ 11	$ 11	$ 20	$ 11

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers. At March 31, 2012, Consumers had a regulatory asset of $155 million related to the MGP sites.

CONSUMERS OTHER CONTINGENCIES

Other Environmental Matters: Consumers is initiating preliminary investigations during 2012 at a number of potentially contaminated sites it presently owns with the intent of determining whether any contamination exists and the extent of any identified contamination. The sites to be investigated include combustion turbine sites, generating sites, compressor stations, and remote storage tanks. As of March 31, 2012, no contamination had been confirmed at any of these sites, but it is reasonably possible that contamination exists. Consumers is unable to estimate a possible loss or range of loss at this stage of the investigations.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2012:

In Millions

Guarantee Description	Issue Date	Expiration Date	Maximum Obligation		Carrying Amount

CMS ENERGY, INCLUDING CONSUMERS
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$ 512	[1]	$ 16
Guarantees and put options[2]	Various	Various through March 2021	60		1

CONSUMERS
Indemnity obligations and other guarantees	Various	Various through September 2029	$ 30		$ 1

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

[2]

At March 31, 2012, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.

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

OTHER CONTINGENCIES

Other: In addition to the matters disclosed in this Note and Note 4: Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties. These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters. Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings. CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

4:	REGULATORY MATTERS

Rate matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers and often appeal significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.

Electric Rate Case: In June 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity, in order to recover new investment in system reliability, environmental compliance, and technology enhancements.

In November 2011, Consumers filed testimony and exhibits with the MPSC in support of a self-implemented annual rate increase of $147 million. In December 2011, the MPSC issued an order stating that it found good cause to prevent implementation of any amount over $118 million. Accordingly, Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest. In March 2012, the administrative law judge recommended that the MPSC approve an annual rate increase of $43 million, based on a 10.25 percent return on equity.

Big Rock Nuclear Decommissioning: The MPSC and FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock decommissioning trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired.

In 2010, the MPSC concluded that certain revenues collected during a statutory rate freeze from 2001 through 2003 should have been deposited in the Big Rock decommissioning trust fund and ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest. Consumers completed this refund in 2011. Consumers filed an appeal with the Michigan Court of Appeals in 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund. In January 2012, the Michigan Court of Appeals rejected Consumers’ appeal. In March 2012, Consumers filed an appeal with the Michigan Supreme Court to dispute this decision.

Consumers has an $85 million regulatory asset recorded for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE’s failure to accept nuclear fuel. Consumers filed a complaint against the DOE in 2002 for this failure. In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million; Consumers recorded a $120 million regulatory liability related to this settlement. In September 2011, Consumers filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs. If the MPSC concludes that Consumers may retain any portion of the remaining $12 million of the settlement amount, Consumers will recognize that amount in earnings. For further information, see Note 3: Contingencies and Commitments – Consumers Electric Utility Contingencies – Nuclear Matters.

Electric and Gas Revenue Decoupling Mechanisms: The MPSC’s 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended through November 2011 in the 2010 electric rate case order, allowed Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer. Various parties have filed appeals concerning Consumers’ electric revenue decoupling mechanism.

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

In March 2012, Consumers filed its second reconciliation of the electric revenue decoupling mechanism, requesting recovery of $32 million from customers for the period December 2010 through November 2011.

In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC’s decision to authorize an electric revenue decoupling mechanism for Detroit Edison. The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers. Consumers cannot predict whether this decision will be appealed to the Michigan Supreme Court or the timing or outcome of any such appeal. As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program, and wrote off its $59 million electric revenue decoupling mechanism regulatory asset at March 31, 2012. Although the case before the Court of Appeals related specifically to Detroit Edison, Consumers will continue to pursue all of its legal and regulatory avenues to recover its decoupling revenues, including participating in or supporting any appeal of the Detroit Edison decision.

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

At March 31, 2012, Consumers had a $28 million non-current regulatory asset recorded for gas revenue decoupling. If the MPSC were to reject all or a major portion of Consumers’ requested recovery from its gas revenue decoupling mechanism or if the recovery period were to be substantially delayed, Consumers could be required to write off all or portions of the related regulatory asset. An unfavorable outcome in this reconciliation also could impair Consumers’ ability to continue recording decoupling revenue as volume deficiencies occur, rather than waiting until the recovery period.

Renewable Energy Plan: In June 2011, Consumers filed with the MPSC its second annual report and reconciliation for its renewable energy plan, requesting approval of its plan costs for 2010. In March 2012, the MPSC approved Consumers’ renewable energy plan reconciliation.

In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. In March 2012, Consumers filed a settlement agreement with the MPSC, proposing to reduce the renewable energy surcharge by an annual amount of $3 million, to $20 million, reflecting a reduction in expected costs to comply with renewable energy requirements.

Energy Optimization Plan: As one of the conditions to the continuation of the electric and gas revenue decoupling mechanisms, Consumers must exceed the statutory savings targets for 2012 through 2015 specified in the 2008 Energy Law. In August 2011, Consumers filed an amended energy optimization plan with the MPSC, requesting approval of the additional spending necessary to exceed these savings targets. The MPSC approved Consumers’ amended energy optimization plan in April 2012.

For exceeding savings targets under its gas and electric energy optimization plans during 2011, Consumers will request the MPSC’s approval to collect $15 million, the maximum incentive, in the energy optimization reconciliation to be filed in April 2012.

5:	FINANCINGS

Presented in the following table is a summary of major long-term debt transactions during the three months ended March 31, 2012:

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date

Debt Issuances
CMS ENERGY
Senior notes	$300	5.05%	March 2012	March 2022
Term loan facility[1],3	30	variable	February 2012	December 2016

Total	$330

Debt Retirements
CMS ENERGY
Contingently convertible senior notes[2]	$73	2.875%	January 2012	December 2024
Trust Preferred Securities[4]	29	7.75%	February 2012	July 2027
CONSUMERS
FMB	300	5.00%	February 2012	February 2012

Total	$402

[1]

In December 2011, CMS Energy entered into a $180 million term loan credit agreement that provides for delayed draws through July 20, 2012. Outstanding borrowings will bear interest at an annual interest rate of LIBOR plus 2.5 percent.

[2]	CMS Energy’s contingently convertible notes. See the “Contingently Convertible Securities” section in this Note for further discussion of the conversions.

[3]	CMS Energy used these proceeds to retire the 7.75 percent Trust Preferred Securities.

[4]	In January 2012, CMS Energy called all of its outstanding Trust Preferred Securities.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at March 31, 2012:

				In Millions

Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available

CMS ENERGY
March 31, 2016[1]	$550	$-	$3	$547

CONSUMERS
March 31, 2016[2]	$500	$-	$1	$499
August 9, 2013[2,3]	150	-	-	150
September 9, 2014[2]	30	-	30	-

[1]

Obligations under this facility are secured by Consumers common stock. CMS Energy’s average borrowings during the three months ended March 31, 2012 totaled $20 million, with a weighted-average annual interest rate of 2.28 percent, representing LIBOR plus 2.00 percent.

[2]	Obligations under this facility are secured by FMBs of Consumers.

[3]	In April 2012, the expiration date was extended to April 2017.

Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions are accounted for as short-term secured borrowings. At March 31, 2012, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. During the three months ended March 31, 2012, Consumers’ average short-term borrowings totaled $32 million, with a weighted average annual interest rate of 0.9 percent.

Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at March 31, 2012:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price

2.875% senior notes	2024	$153	$12.40	$14.88
5.50% senior notes	2029	172	14.08	18.31

During 20 of the last 30 trading days ended March 31, 2012, the adjusted trigger-price contingencies were met for both the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ended June 30, 2012.

Presented in the following table are details about conversions of contingently convertible securities during the three months ended March 31, 2012:

Series	Conversion Date	Principal Converted (In Millions)	Conversion Value per $1,000 of principal	Shares of Common Stock Issued on Settlement	Cash Paid on Settlement (In Millions)

2.875% senior notes due 2024	January 2012	73	1,738.99	2,464,138	73

In March 2012, CMS Energy called all of its outstanding 2.875 percent contingently convertible senior notes. In April, holders tendered for conversion the remaining outstanding notes with a principal amount of $153 million. Notes settled as of April 25, 2012, with a principal amount of $102 million, had an average conversion value of $1,771.76 per $1,000 principal amount of convertible note. CMS Energy issued 3,584,558 shares of its common stock and paid $102 million cash on settlement of these conversions. The remaining tendered notes with a principal amount of $51 million will be settled in late April 2012.

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at March 31, 2012, payment of common stock dividends by CMS Energy was limited to $1.2 billion.

Under the provisions of its articles of incorporation, at March 31, 2012, Consumers had $454 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the three months ended March 31, 2012, CMS Energy received $115 million of common stock dividends from Consumers.

6:	EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts

Three Months Ended March 31	2012	2011

Income Available to Common Stockholders
Income from Continuing Operations Available to Common Stockholders – Basic and Diluted	$60	$133

Average Common Shares Outstanding
Weighted average shares – basic	255.6	250.0
Add dilutive contingently convertible securities	10.4	10.7
Add dilutive non-vested stock awards and options	0.8	0.3
Add dilutive convertible debentures	-	0.7

Weighted average shares – diluted	266.8	261.7

Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$0.23	$0.53
Diluted	0.22	0.51

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

CONVERTIBLE DEBENTURES

For three months ended March 31, 2012, CMS Energy’s 7.75 percent Trust Preferred Securities would have increased diluted EPS had they been included in the calculation. Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

In Millions

Three Months Ended March 31	2012

Increase to numerator from assumed reduction in interest expense	$1
Increase to denominator from assumed conversion of debentures into common shares	0.5

7:	FINANCIAL INSTRUMENTS

The carrying amounts of CMS Energy’s and Consumers’ cash, cash equivalents, current accounts and notes receivable, short-term investments, and current liabilities approximate their fair values because of their short-term nature. Presented in the following table are the cost or carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ long-term financial instruments. For additional details regarding the fair value hierarchy, see Note 2: Fair Value Measurements.

In Millions

	March 31, 2012					December 31, 2011

	Cost or	Fair Value				Cost or
	Carrying Amount	Total	Level 1	Level 2	Level 3	Carrying Amount	Fair Value

CMS ENERGY, INCLUDING CONSUMERS
Securities held to maturity	$8	$9	$-	$9	$-	$7	$7
Securities available for sale	126	126	126	-	-	113	113
Notes receivable[1]	477	504	-	-	504	480	504
Long-term debt[2]	7,007	7,972	-	7,972	-	7,073	8,025

CONSUMERS
Securities available for sale	$90	$114	$114	$-	$-	$81	$109
Long-term debt[3]	4,016	4,576	-	4,576	-	4,326	4,882

[1]	Includes current portion of notes receivable of $24 million at March 31, 2012 and $19 million at December 31, 2011.

[2]	Includes current portion of long-term debt of $814 million at March 31, 2012 and $1,033 million at December 31, 2011.

[3]	Includes current portion of long-term debt of $39 million at March 31, 2012 and $339 million at December 31, 2011.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At March 31, 2012 and December 31, 2011, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities:

In Millions

	March 31, 2012				December 31, 2011

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value

CMS ENERGY, INCLUDING CONSUMERS
Available for sale
SERP
Mutual funds	$ 126	$ -	$ -	$ 126	$ 113	$ -	$ -	$ 113
Held to maturity
Debt securities	8	1	-	9	7	-	-	7

CONSUMERS
Available for sale
SERP
Mutual funds	$ 85	$ -	$ -	$ 85	$ 74	$ -	$ -	$ 74
CMS Energy common stock	5	24	-	29	7	28	-	35

The mutual funds classified as available for sale are fixed-income funds of varying maturities. During the three months ended March 31, 2012, CMS Energy contributed $13 million to the SERP, which included a contribution of $9 million by Consumers. The contributions were used to acquire additional shares in the mutual funds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.

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

Commodity Price Risk: In order to support ongoing operations, CMS Energy and Consumers enter into contracts for the future purchase and sale of various commodities, such as electricity, natural gas, and coal. These forward contracts are generally long-term in nature and result in physical delivery of the commodity at a contracted price. Most of these contracts are not subject to derivative accounting because:

—	they do not have a notional amount (that is, a number of units specified in a derivative instrument, such as MWh of electricity or bcf of natural gas);
—	they qualify for the normal purchases and sales exception; or
—	there is not an active market for the commodity.

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

The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other assets was $3 million at March 31, 2012 and December 31, 2011. The fair value of Consumers’ commodity contracts not designated as hedging instruments and recorded in other assets was $1 million at March 31, 2012 and $2 million at December 31, 2011. The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other liabilities was $7 million at March 31, 2012 and December 31, 2011. Consumers did not have any contracts recorded as liabilities at March 31, 2012 and December 31, 2011.

Presented in the following table is the effect on CMS Energy’s consolidated statements of income of its derivatives not designated as hedging instruments:

In Millions

Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income

Three Months Ended March 31	2012	2011

CMS ENERGY
Commodity contracts
Operating revenue	$ 4	$ 1
Fuel for electric generation	(2)	-
Purchased and interchange power	(1)	-

Total CMS Energy	$ 1	$ 1

Consumers’ losses on FTRs deferred as regulatory assets were $2 million for the three months ended March 31, 2012.

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were $3 million at March 31, 2012 and $4 million at December 31, 2011.

9:	NOTES RECEIVABLE

EnerBank provides unsecured consumer installment loans for financing home improvements. These loans totaled $477 million, net of an allowance for loan losses of $5 million, at March 31, 2012, and $480 million, net of an allowance for loan losses of $5 million, at December 31, 2011. At March 31, 2012, $24 million of EnerBank’s loans were classified as current notes receivable and $453 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets. At December 31, 2011, $19 million of EnerBank’s loans were classified as current notes receivable and $461 million were classified as non-current notes receivable on CMS Energy’s consolidated balance sheets.

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

Presented in the following table are the changes in the allowance for loan losses:

In Millions

Three Months Ended March 31	2012	2011

Balance at beginning of period	$ 5	$ 5
Charge-offs	(1)	(1)
Recoveries	-	-
Provision for loan losses	1	1

Balance at end of period	$ 5	$ 5

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans:

In Millions

	Past Due 30-59 Days	Past Due 60-89 Days	Past Due Over 90 Days	Total Delinquent	Current	Total Outstanding

March 31, 2012	$ 1	$ -	$ 1	$ 2	$ 475	$ 477
December 31, 2011	1	-	1	2	478	480

At March 31, 2012 and December 31, 2011, $1 million of Enerbank’s loans had been modified as troubled debt restructurings.

10:	RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

In Millions

	Pension
Three Months Ended March 31	2012	2011

CMS ENERGY, INCLUDING CONSUMERS
Net periodic pension cost
Service cost	$ 12	$ 12
Interest expense	25	25
Expected return on plan assets	(31)	(28)
Amortization of:
Net loss	19	16
Prior service cost	1	1

Net periodic pension cost	$ 26	$ 26

CONSUMERS
Net periodic pension cost
Service cost	$ 12	$ 12
Interest expense	24	24
Expected return on plan assets	(30)	(27)
Amortization of:
Net loss	18	15
Prior service cost	1	1

Net periodic pension cost	$ 25	$ 25

CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is 7.75 percent. For the twelve months ended March 31, 2012, the actual return on Pension Plan assets was 7.4 percent, and for the twelve months ended March 31, 2011, the actual return was 13.1 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions

	OPEB
Three Months Ended March 31	2012	2011

CMS ENERGY, INCLUDING CONSUMERS
Net periodic OPEB cost
Service cost	$ 8	$ 7
Interest expense	21	19
Expected return on plan assets	(17)	(17)
Amortization of:
Net loss	11	8
Prior service credit	(5)	(5)

Net periodic OPEB cost	$ 18	$ 12

CONSUMERS
Net periodic OPEB cost
Service cost	$ 8	$ 6
Interest expense	20	18
Expected return on plan assets	(15)	(15)
Amortization of:
Net loss	11	8
Prior service credit	(5)	(5)

Net periodic OPEB cost	$ 19	$ 12

11:	INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Three Months Ended March 31	2012	2011

CMS ENERGY, INCLUDING CONSUMERS
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	4.2	3.4
Medicare Part D exempt income	0.1	(1.2)
Income tax credit amortization	(0.5)	(0.6)
Other, net	-	0.1

Effective income tax rate	38.8%	36.7%

CONSUMERS
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	5.6	3.5
Medicare Part D exempt income	0.5	(0.9)
Plant basis differences	(0.8)	(0.2)
Income tax credit amortization	(0.4)	(0.4)
Other, net	0.7	0.2

Effective income tax rate	40.6%	37.2%

12:	REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:

CMS Energy:

•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;
•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;
•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and
•	other, including EnerBank, corporate interest and other expenses, and discontinued operations.

Consumers:

•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;
•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and
•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

In Millions

Three Months Ended March 31	2012	2011

CMS ENERGY, INCLUDING CONSUMERS
Operating Revenue
Electric utility	$836	$897
Gas utility	839	1,091
Enterprises	54	55
Other	14	12

Total Operating Revenue – CMS Energy	$1,743	$2,055

CONSUMERS
Operating Revenue
Electric utility	$836	$897
Gas utility	839	1,091

Total Operating Revenue – Consumers	$1,675	$1,988

CMS ENERGY, INCLUDING CONSUMERS
Net Income (Loss) Available to Common Stockholders
Electric utility	$21	$65
Gas utility	55	88
Enterprises	5	3
Discontinued operations	7	2
Other	(21)	(23)

Total Net Income Available to Common Stockholders – CMS Energy	$67	$135

CONSUMERS
Net Income Available to Common Stockholder
Electric utility	$21	$65
Gas utility	55	88

Total Net Income Available to Common Stockholder – Consumers	$76	$153

In Millions

	March 31, 2012	December 31, 2011

CMS ENERGY, INCLUDING CONSUMERS
Plant, Property, and Equipment, Gross
Electric utility	$ 10,495	$ 10,400
Gas utility	4,223	4,206
Enterprises	109	109
Other	37	36

Total Plant, Property, and Equipment, Gross – CMS Energy	$ 14,864	$ 14,751

CONSUMERS
Plant, Property, and Equipment, Gross
Electric utility	$ 10,495	$ 10,400
Gas utility	4,223	4,206
Other	15	15

Total Plant, Property, and Equipment, Gross – Consumers	$ 14,733	$ 14,621

CMS ENERGY, INCLUDING CONSUMERS
Total Assets
Electric utility[1]	$ 9,966	$ 9,938
Gas utility[1]	4,609	4,956
Enterprises	224	242
Other	1,361	1,316

Total Assets – CMS Energy	$ 16,160	$ 16,452

CONSUMERS
Total Assets
Electric utility[1]	$ 9,966	$ 9,938
Gas utility[1]	4,609	4,956
Other	692	768

Total Assets – Consumers	$ 15,267	$ 15,662

[1]	Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

(This page intentionally left blank)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

There have been no material changes to market risk as previously disclosed in Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2011 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I – Item 3 of the 2011 Form 10-K, see Part I – Item 1 – Note 3: Contingencies and Commitments, and Note 4: Regulatory Matters.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

(a)	Unregistered Sales of Equity Securities

None.

(c)	Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs

January 1, 2012 to January 31, 2012	27,774	$ 21.48	-	-
February 1, 2012 to February 29, 2012	178	22.03	-	-
March 1, 2011 to March 31, 2011	-	-	-	-

Total	27,952	$ 21.48	-	-

[1]

Common shares were purchased to satisfy CMS Energy’s minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan. Shares repurchased have a value based on the market price on the vesting date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Exhibits		Description
4.1	—	Twenty-Eighth Supplemental Indenture dated as of March 12, 2012 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed March 12, 2012 and incorporated herein by reference)
10.1	—	2012 Form of Officer Separation Agreement
10.2	—	Form of Change in Control Agreement as of March 2012
10.3	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, amended and restated effective as of March 16, 2012
10.4	—	$150 million Third Amended and Restated Revolving Credit Agreement dated as of April 18, 2012 among Consumers, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein (Exhibit 10.1 to Form 8-K filed April 24, 2012 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

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

CMS ENERGY CORPORATION
(Registrant)

Dated: April 26, 2012	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: April 26, 2012	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

(This page intentionally left blank)

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.1	—	2012 Form of Officer Separation Agreement
10.2	—	Form of Change in Control Agreement as of March 2012
10.3	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, amended and restated effective as of March 16, 2012
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]

In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”