Form 10-Q
period 2012-05-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2012-07-26
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.
1-9513	CMS ENERGY CORPORATION	38-2726431

(A Michigan Corporation)

One Energy Plaza, Jackson, Michigan 49201

(517) 788-0550

1-5611	CONSUMERS ENERGY COMPANY	38-0442310

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 13, 2012:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,296,406 shares owned by Consumers Energy Company)	264,986,880

Consumers Energy Company:

Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

June 30, 2012

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in October 2008

2011 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2011

ABATE	Association of Businesses Advocating Tariff Equity

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM effective January 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule, which would supersede the EPA’s proposed Clean Air Transport Rule and replace CAIR, was finalized in July 2011 and was stayed in December 2011 pending judicial review

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

D.C.	District of Columbia

Detroit Edison	The Detroit Edison Company, a non-affiliated company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source; for existing sources, MACT is the average emission limitation achieved by the best performing 12 percent of existing sources or the average limitation achieved by the best performing five sources, depending on the number of sources in the category

MATS	Mercury and Air Toxic Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MCIT	Michigan Corporate Income Tax

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

mothball	To place a generating unit into a state of extended reserve shutdown in which the unit is inactive and unavailable for service for a specified period, during which the unit can be brought back into service after receiving appropriate notification and completing any necessary maintenance or other work; generation owners in MISO must request approval to mothball a unit, and MISO then evaluates the request for reliability impacts

MPSC	Michigan Public Service Commission

MW	Megawatt, a unit of power equal to one million watts

MWh	Megawatt-hour, a unit of energy equal to one million watt-hours

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline Gas Company, LLC, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Sherman Act	Sherman Antitrust Act, enacted in 1890

Smart Grid	Consumers’ grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation, and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

U.S.	United States

XBRL	eXtensible Business Reporting Language

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

•

potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, or other governmental authorities, including the treatment of Consumers’ pilot gas revenue decoupling mechanism;

•

the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy, the environment, regulation, health care reforms, taxes, accounting matters, and other business issues that could have an impact on CMS Energy’s or Consumers’ businesses or financial results, including laws or regulations regarding climate change and air emissions and potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

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

•

changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products;

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

•	technological developments in energy production, delivery, usage, and storage;

•	the impact of CMS Energy’s and Consumers’ integrated business software system and its operation on their activities, including utility customer billing and collections;

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

CMS Energy Corporation

Consumers Energy Company

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Renewable energy projects are another major component of Consumers’ planned capital investments. Consumers expects to spend $0.5 billion on renewable energy investments, under an MPSC-approved renewable energy plan, from 2012 through 2016. The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind.

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

•

Electric Rate Case: In June 2011, Consumers filed a general electric rate case seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity. Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest. In June 2012, the MPSC authorized an annual rate increase of $118 million, based on a 10.3 percent return on equity.

•

Gas Rate Case: In September 2011, Consumers filed a general gas rate case seeking an annual rate increase of $49 million, based on a 10.7 percent authorized return on equity. Consumers self-implemented an annual rate increase of $23 million in March 2012, subject to refund with interest. In June 2012, the MPSC approved Consumers’ settlement agreement and authorized an annual rate increase of $16 million, based on a 10.3 percent return on equity.

•

Revenue Decoupling Mechanisms: Consumers has two electric revenue decoupling mechanism reconciliations pending with the MPSC, covering the period December 2009 through November 2011 and requesting, in total, recovery of $59 million.

In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC’s decision to authorize an electric revenue decoupling mechanism for Detroit Edison. The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers. Consumers cannot predict whether this decision will be appealed to the Michigan Supreme Court or the timing or outcome of any such appeal. As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program, and wrote off its $59 million electric revenue decoupling mechanism regulatory asset at March 31, 2012. Although the case before the Court of Appeals related specifically to Detroit Edison, Consumers will continue to pursue all of its legal and regulatory avenues to recover its decoupling revenues.

As a result of the Court of Appeals decision in the Detroit Edison case, the MPSC requested all interested parties to submit comments regarding the future use of electric revenue decoupling mechanisms in Michigan. In May 2012, Consumers filed its comments with the MPSC. Consumers is unable to predict the outcome of this matter.

In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism, requesting recovery of $16 million from customers for the period June 2010 through May 2011. This mechanism, which was extended through April 2012 and was not affected by the Court of Appeals decision on electric decoupling, allowed Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer, subject to certain conditions. Certain parties have filed in opposition to the reconciliation. At June 30, 2012, Consumers had a $33 million non-current regulatory asset recorded for gas revenue decoupling.

•

DOE Settlement: In July 2011, Consumers entered into an agreement with the DOE to settle for $120 million its claims related to the DOE’s failure to accept spent nuclear fuel. In September 2011, Consumers filed an application with the MPSC regarding the allocation of the $120 million settlement amount.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At June 30, 2012, Consumers’ electric deliveries under the ROA program were at the ten percent limit.

In March 2012, a bill was introduced to the Michigan Senate and House of Representatives that, upon enactment, would revise the 2008 Energy Law and allow customers then on the ROA program waiting list to switch their service to an alternative electric supplier. Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 23 percent. The revision also proposes an increase in the cap of six percentage points per year from 2013 through 2015.

In June 2012, a bill was introduced to the Michigan Senate and House of Representatives that would likely phase out electric choice and return the state’s electric industry to full regulation. This legislation was meant to counterpoint the bill introduced in March 2012. Consumers is unable to predict the outcome of these two legislative proposals.

In January 2012, a ballot initiative was filed proposing to amend the Michigan Constitution to require Michigan utilities to obtain at least 25 percent of their electric energy from clean renewable energy sources such as wind, solar, biomass, and hydropower by 2025. The proposed amendment would also limit how much utilities could charge customers for the cost of complying with this requirement. If this ballot initiative is certified by the State Board of Canvassers, Michigan voters will vote on the proposal in the November 2012 general election.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.

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

FINANCIAL PERFORMANCE IN 2012 AND BEYOND

For the six months ended June 30, 2012, CMS Energy’s net income available to common stockholders was $167 million, and diluted EPS were $0.62. This compares with net income available to common stockholders of $235 million and diluted EPS of $0.90 for the six months ended June 30, 2011. The main factors contributing to the decline in earnings in 2012 were the write-off of Consumers’ electric revenue decoupling mechanism regulatory asset, as discussed above, and the absence of a tax benefit recognized in 2011 related to the enactment of the MCIT.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts
	Three Months Ended			Six Months Ended
June 30	2012	2011	Change	2012	2011	Change
Net Income Available to Common Stockholders	$100	$100	$-	$167	$235	$(68)
Basic Earnings Per Share	$0.38	$0.40	$(0.02)	$0.64	$0.94	$(0.30)
Diluted Earnings Per Share	$0.37	$0.38	$(0.01)	$0.62	$0.90	$(0.28)

In Millions
	Three Months Ended			Six Months Ended
June 30	2012	2011	Change	2012	2011	Change
Electric utility	$111	$85	$26	$132	$150	$(18)
Gas utility	9	5	4	64	93	(29)
Enterprises	(1)	29	(30)	4	32	(28)
Corporate interest and other	(19)	(19)	-	(40)	(42)	2
Discontinued operations	-	-	-	7	2	5
Net Income Available to Common Stockholders	$100	$100	$-	$167	$235	$(68)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2012 versus 2011:

In Millions
	June 30, 2012 better/(worse) than 2011
Reasons for the change	Three Months Ended		Six Months Ended
Gas sales	$(5)		$(41)
Electric sales	7		(13)
Electric and gas rate orders	23		50
Recovery of development costs related to canceled coal-fueled plant	9		9
Distribution and service restoration cost	9		9
Other, including depreciation and property tax	(7)	$36	(18)	$(4)

Subsidiary earnings of enterprises segment		(2)		2
Lower corporate fixed charges, EnerBank earnings, and other		5		6
Charge to write off electric decoupling regulatory asset		-		(36)
Absence of MCIT enactment in 2011		(32)		(32)
Other, mainly voluntary separation program cost		(7)		(4)

Total change		$-		$(68)

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2012	2011	Change
Net Income Available to Common Stockholders
Three months ended	$111	$85	$26
Six months ended	132	150	(18)

In Millions
	June 30, 2012 better/(worse) than 2011
Reasons for the change	Three Months Ended	Six Months Ended
Electric deliveries and rate increases	$ 45	$ (12)
Power supply costs and related revenue	2	2
Other income, net of expenses	(2)	(2)
Maintenance and other operating expenses	7	4
Depreciation and amortization	(7)	(13)
General taxes	3	2
Interest charges	3	4
Income taxes	(25)	(3)

Total change	$ 26	$ (18)

Electric deliveries and rate increases: For the three months ended June 30, 2012, electric delivery revenues increased $45 million compared with 2011. This variance was due to additional revenues of $25 million resulting from a December 2011 self-implemented rate increase and $26 million resulting from higher deliveries, reflecting warmer weather and increased usage in 2012. Additionally, other miscellaneous revenue increased $3 million. These increases were offset partially by the absence, in 2012, of $9 million of electric decoupling revenues recognized in 2011. Deliveries to end-use customers were 9.5 billion kWh in 2012, an increase of 0.6 billion kWh, or 6.7 percent, compared with 2011.

For the six months ended June 30, 2012, electric delivery revenues decreased $12 million compared with 2011. This decrease reflected a $59 million charge to write off Consumers’ electric decoupling mechanism regulatory asset, and the absence, in 2012, of $30 million of electric decoupling revenues recognized in 2011. These decreases were offset largely by additional revenues of $51 million resulting from a December 2011 self-implemented rate increase, $11 million resulting from higher deliveries in 2012, and a $15 million increase in surcharges and other miscellaneous revenues. Deliveries to end-use customers were 18.7 billion kWh in 2012, an increase of 0.4 billion kWh, or 2.2 percent, compared with 2011.

Maintenance and other operating expenses: For the three months ended June 30, 2012, maintenance and other operating expenses decreased $7 million compared with 2011. This decrease reflected the $14 million recovery of costs associated with Consumers’ proposed coal-fueled plant and a $7 million reduction in service restoration costs. These decreases were offset partially by $8 million of voluntary separation program expenses, $5 million of higher energy optimization program costs, and a $1 million increase in other operating expenses.

For the six months ended June 30, 2012, maintenance and other operating expenses decreased $4 million compared with 2011. This decrease reflected the $14 million recovery of costs associated with Consumers’ proposed coal-fueled plant and a $9 million reduction in service restoration costs. These decreases were offset partially by $8 million of voluntary separation program expenses, $9 million of higher energy optimization program costs, and a $2 million increase in other operating expenses.

Depreciation and amortization: For the three months ended June 30, 2012, depreciation and amortization expense increased $7 million compared with 2011, and for the six months ended June 30, 2012, depreciation and amortization expense increased $13 million compared with 2011. These increases were due primarily to higher depreciation expense from increased plant in service.

Income taxes: For the three months ended June 30, 2012, income taxes increased $25 million compared with 2011, reflecting higher electric utility earnings in 2012.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

In Millions
June 30	2012	2011	Change
Net Income Available to Common Stockholders
Three months ended	$9	$5	$4
Six months ended	64	93	(29)

In Millions
	June 30, 2012 better/(worse) than 2011
Reasons for the change	Three Months Ended	Six Months Ended
Gas deliveries and rate increases	$ 3	$ (32)
Other income, net of expenses	(1)	(1)
Maintenance and other operating expenses	1	(8)
Depreciation and amortization	-	(5)
General taxes	-	(1)
Interest charges	2	3
Income taxes	(1)	15
Total change	$ 4	$ (29)

Gas deliveries and rate increases: For the three months ended June 30, 2012, gas delivery revenues increased $3 million compared with 2011. This increase reflected $5 million in additional revenues from March 2012 and May 2011 rate increases and a $5 million increase in surcharges and other miscellaneous revenues. These increases were offset partially by a $7 million reduction resulting from lower customer deliveries, due primarily to warmer weather in 2012. Gas deliveries, including transportation to end-use customers, were 40 bcf in 2012, a decrease of 6 bcf, or 13 percent, compared with 2011.

For the six months ended June 30, 2012, gas delivery revenues decreased $32 million compared with 2011. This decrease reflected a $67 million reduction resulting from lower customer deliveries, due primarily to warmer weather in 2012. The decrease was offset partially by $19 million of additional revenues from March 2012 and May 2011 rate increases, an $8 million increase related to the energy optimization program, and an $8 million increase in other miscellaneous revenues. Gas deliveries, including transportation to end-use customers, were 146 bcf in 2012, a decrease of 33 bcf, or 18 percent, compared with 2011.

Maintenance and other operating expenses: For the six months ended June 30, 2012, maintenance and other operating expenses increased $8 million compared with 2011 due to $8 million of higher energy optimization program costs and $4 million of voluntary separation program expenses, offset partially by $4 million of lower gas distribution operating expenses.

Depreciation and amortization: For the six months ended June 30, 2012, depreciation and amortization expense increased $5 million compared with 2011, due primarily to higher depreciation expense from increased plant in service.

Income taxes: For the six months ended June 30, 2012, income taxes decreased $15 million compared with 2011, reflecting lower gas utility earnings in 2012.

ENTERPRISES RESULTS OF OPERATIONS

In Millions
June 30	2012	2011	Change
Net Income (Loss) Available to Common Stockholders
Three months ended	$(1)	$29	$(30)
Six months ended	4	32	(28)

For the three months ended June 30, 2012, the enterprises segment recorded a net loss of $1 million, compared with net income of $29 million for the three months ended June 30, 2011, and for the six months ended June 30, 2012, net income of the enterprises segment decreased $28 million compared with 2011. These changes were due primarily to the absence, in 2012, of a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
June 30	2012	2011	Change
Net Loss Available to Common Stockholders
Three months ended	$ (19)	$ (19)	$ -
Six months ended	(40)	(42)	2

For the six months ended June 30, 2012, corporate interest and other net expenses decreased $2 million compared with 2011, due primarily to higher net earnings at EnerBank.

DISCONTINUED OPERATIONS

For each of the three-month periods ended June 30, 2012 and 2011, the net loss recorded from discontinued operations was less than $1 million.

For the six months ended June 30, 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability related to a prior asset sale, compared with income from discontinued operations of $2 million in 2011 as a result of a favorable legal settlement related to a previously sold business.

CASH POSITION, INVESTING, AND FINANCING

At June 30, 2012, CMS Energy had $215 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents. Consumers had $181 million of consolidated cash and cash equivalents, which included $27 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the six months ended June 30, 2012 and 2011:

In Millions
Six Months Ended June 30	2012	2011	Change
CMS Energy, including Consumers
Net income	$168	$236	$(68)
Non-cash transactions[1]	533	480	53

	701	716	(15)
Postretirement benefits contributions	(37)	(39)	2
Decrease in core working capital[2]	291	453	(162)
Other changes in assets and liabilities, net	(12)	86	(98)
Net cash provided by operating activities	$943	$1,216	$(273)

Consumers
Net income	$198	$245	$(47)
Non-cash transactions[1]	461	473	(12)

	659	718	(59)
Postretirement benefits contributions	(34)	(37)	3
Decrease in core working capital[2]	294	451	(157)
Other changes in assets and liabilities, net	94	113	(19)
Net cash provided by operating activities	$1,013	$1,245	$(232)

1 Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

2 Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For the six months ended June 30, 2012, net cash provided by operating activities at CMS Energy decreased $273 million compared with 2011, and net cash provided by operating activities at Consumers decreased $232 million compared with 2011. The decreases were due primarily to lower gas sales and a smaller reduction in core working capital, reflecting lower usage of gas inventory.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the six months ended June 30, 2012 and 2011:

In Millions
Six Months Ended June 30	2012	2011	Change
CMS Energy, including Consumers
Capital expenditures	$(575)	$(399)	$(176)
Costs to retire property and other	(35)	(72)	37
Net cash used in investing activities	$(610)	$(471)	$(139)

Consumers
Capital expenditures	$(572)	$(394)	$(178)
Costs to retire property and other	(29)	(51)	22
Net cash used in investing activities	$(601)	$(445)	$(156)

For the six months ended June 30, 2012, net cash used in investing activities at CMS Energy increased $139 million compared with 2011, and net cash used in investing activities at Consumers increased $156 million compared with 2011. The increases were due primarily to increases in capital expenditures.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash used in financing activities for the six months ended June 30, 2012 and 2011:

In Millions
Six Months Ended June 30	2012	2011	Change
CMS Energy, including Consumers
Issuance of FMBs, senior notes, and other debt	$914	$396	$518
Retirement of debt and other debt maturity payments	(1,100)	(292)	(808)
Common stock issued	23	22	1
Payments of common stock dividends	(125)	(106)	(19)
Other financing activities	(19)	(20)	1
Net cash used in financing activities	$(307)	$-	$(307)

Consumers
Issuance of FMBs	$375	$-	$375
Retirement of debt and other debt maturity payments	(694)	(18)	(676)
Payments of common stock dividends	(158)	(196)	38
Stockholder contribution from CMS Energy	150	125	25
Other financing activities	(16)	(16)	-
Net cash used in financing activities	$(343)	$(105)	$(238)

For the six months ended June 30, 2012, net cash used in financing activities at CMS Energy increased $307 million compared with 2011, and net cash used in financing activities at Consumers increased $238 million compared with 2011. These increases were due primarily to an increase in net debt retirements.

RETIREMENT BENEFITS

Presented in the following table are the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2014:

In Millions
	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution
CMS Energy, including Consumers
2012	$ 103	$ 75	$ -	$ 65
2013	115	73	-	74
2014	112	90	111	73

Consumers
2012	$ 100	$ 77	$ -	$ 64
2013	112	75	-	73
2014	109	92	108	72

Contribution estimates comprise amounts required for pension and discretionary contributions for OPEB. Consumers’ pension and OPEB costs are recoverable through its general ratemaking process. Actual future costs and contributions will depend on future investment performance, changes in discount rates, and various other factors related to the Pension Plan and OPEB participants.

For additional details on retirement benefits, see Note 10: Retirement Benefits.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors. In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements. For additional details on Consumers’ dividend restrictions, see Note 5: Financings and Capitalization – Dividend Restrictions. For the six months ended June 30, 2012, Consumers paid $158 million in dividends on common stock to CMS Energy.

In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million. In June 2012, under this program, CMS Energy issued 650,235 shares of common stock at an average price of $23.07 per share, resulting in net proceeds of $15 million. In June 2011, under this program, CMS Energy issued 762,925 shares of common stock at an average price of $19.66 per share, resulting in net proceeds of $15 million.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers had the following secured revolving credit facilities available at June 30, 2012:

In Millions

	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available	Expiration Date

CMS Energy
Revolving credit facility[1]	$ 550	$ 25	$ 2	$ 523	March 2016

Consumers
Revolving credit facility[2]	$ 500	$ -	$ 3	$ 497	March 2016
Revolving credit facility[2]	150	-	-	150	April 2017
Revolving credit facility[2]	30	-	30	-	September 2014

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At June 30, 2012, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements and debt indentures contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At June 30, 2012, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements or debt indentures. CMS Energy and Consumers were each in compliance with these limits as of June 30, 2012, as presented in the following table:

Credit Agreement, Indenture, or Facility	Description	Limit		Ratio at June 30, 2012

CMS Energy
$550 million revolving credit agreement and $180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.7 to 1.0
Senior notes indenture	Interest Coverage	>	1.6 to 1.0	3.8 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	3.8 to 1.0

Consumers
$500 million, $150 million, and $30 million revolving credit agreements, $375 million term loan credit agreement, and $35 million and $68 million reimbursement agreements	Debt to Capital	<	0.65 to 1.0	0.46 to 1.0
$250 million accounts receivable purchase agreement	Debt to Capital	<	0.70 to 1.0	0.46 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $512 million at June 30, 2012. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 3: Contingencies and Commitments – Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 3: Contingencies and Commitments; and Part II – Item 1A. Risk Factors.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative: Consumers’ balanced energy initiative is a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

•	energy efficiency;
•	demand management;
•	expanded use of renewable energy;
•	development of new power plants;
•	power or generating asset purchases to complement existing generating sources;
•	continued operation or upgrade of existing units; and
•	potential retirement or mothballing of older generating units.

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

Renewable Energy Plan: Consumers’ renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) by 2015. RECs represent proof that the associated electricity was generated from a renewable energy resource. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015. Through June 2012, Consumers has contracted for the purchase of 297 MW of nameplate capacity from renewable energy suppliers, which represents 59 percent of the 2015 renewable capacity requirement.

In November 2011, Consumers began construction of Lake Winds® Energy Park, a 100-MW wind park in Mason County, Michigan. Consumers expects the wind park to be operational in late 2012. Consumers will continue development of Cross Winds® Energy Park, its 150-MW wind park in Tuscola County, Michigan, scheduled for operation by late 2015, as well as seek other opportunities for wind generation development in support of the renewable capacity standards. Consumers expects to meet its 2015 renewable capacity requirement with a combination of owned and contracted renewable capacity.

In January 2012, a ballot initiative was filed proposing to amend the Michigan Constitution to require Michigan utilities to obtain at least 25 percent of their electric energy from clean renewable energy sources such as wind, solar, biomass, and hydropower by 2025. The proposed amendment would also limit how much utilities could charge customers for the cost of complying with this requirement. If this ballot initiative is certified by the State Board of Canvassers, Michigan voters will vote on the proposal in the November 2012 general election.

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

Electric ROA: The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year. At June 30, 2012, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 787 MW of generation service to ROA customers. Based on 2011 weather-adjusted retail sales, Consumers expects 2012 electric deliveries under the ROA program to be at a similar level to 2011.

In March 2012, a bill was introduced to the Michigan Senate and House of Representatives that, upon enactment, would revise the 2008 Energy Law and allow customers then on the ROA program waiting list to switch their service to an alternative electric supplier. Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 23 percent. The revision also proposes an increase in the cap of six percentage points per year from 2013 through 2015.

In June 2012, a bill was introduced to the Michigan Senate and House of Representatives that would likely phase out electric choice and return the state’s electric industry to full regulation. This legislation was meant to counterpoint the bill introduced in March 2012. Consumers is unable to predict the outcome of these two legislative proposals.

Electric Transmission: In July 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations. In August 2011, Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s July order and opposing the allocation methodology. In May 2012, FERC issued an order denying the utilities’ clarification/rehearing requests on this order. Following this denial, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U. S. Court of Appeals.

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

Electric Rate Matters: Rate matters are critical to Consumers’ electric utility business. For details on Consumers’ electric rate matters, see Note 4: Regulatory Matters.

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

Air Quality: In July 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. This rule had mandated emission reductions beginning in 2012, which CMS Energy and Consumers were prepared to meet through fuel blend changes. In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues. The court heard oral arguments in April 2012, but there is no timeline for a decision or order from the court.

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

Presently, Consumers’ strategy to comply with CAIR, CSAPR, and MATS involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate CSAPR and MATS in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

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

In 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which sets greenhouse gas emissions limits that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Renewable Operating Permit programs. Numerous parties have challenged this rule in the U.S. Court of Appeals for the D.C. Circuit. In June 2012, the U.S. Court of Appeals for the D.C. Circuit upheld the Tailoring Rule and dismissed challenges to it and to three other greenhouse gas rules. Consumers does not expect to incur significant expenditures to comply with this rule.

In March 2012, the EPA released its proposed “Standards of Performance for Greenhouse Gas Emissions for New Stationary Sources: Electric Utility Generating Units” pursuant to Section 111 of the Clean Air Act. This proposed rule applies only to new fossil-fuel-fired steam electric generating units. The standard would require that carbon dioxide emissions not exceed those of a modern, efficient natural gas combined-cycle plant, regardless of fuel type. Consumers submitted comments on the proposed rule in June 2012. The EPA is also expected to propose emissions guidelines within the next year for states to regulate greenhouse gas emissions from existing generating units under Section 111(d) of the Clean Air Act. Under the expected schedule, states will be required to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor activity regarding any proposed regulations involving new source performance standards.

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

CCBs: In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act. Michigan already regulates CCBs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a nonhazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal. Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal. Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water: In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish. Consumers continues to evaluate this proposed rule and its potential impacts on Consumers’ plants. A final rule is expected in late 2012. Consumers also expects the EPA to propose new regulations in November 2012 for wastewater discharges from electric generating plants that will require physical and/or chemical treatment facilities for all wastewater. A final rule is expected in 2014.

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

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries: Consumers expects weather-adjusted gas deliveries in 2012 to decline by one percent compared with 2011. Over the next five years, Consumers expects average gas deliveries to remain stable. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this trend due to:

•	fluctuations in weather;
•	use by independent power producers;
•	availability and development of renewable energy sources;
•	changes in gas prices;
•	Michigan economic conditions, including population trends and housing activity;
•	the price of competing energy sources or fuels; and
•	energy efficiency and conservation impacts.

Gas Rate Matters: Rate matters are critical to Consumers’ gas utility business. For details on Consumers’ gas rate matters, see Note 4: Regulatory Matters.

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

CONSUMERS OTHER OUTLOOK AND UNCERTAINTIES

Smart Grid: Consumers’ grid modernization effort continues, with the selection of a vendor that will provide smart electric meters and a cellular communications network to allow Consumers to transmit and receive electric usage information from customers’ homes and businesses. Smart meters are designed to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements. The installation of smart meters should also provide operational benefits to Consumers. Consumers intends to use a phased implementation approach, beginning deployment in the second half of 2012 and continuing through 2019. Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank: EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented two percent of CMS Energy’s net assets at June 30, 2012, and five percent of CMS Energy’s net income available to common stockholders for the six months ended June 30, 2012. The carrying value of EnerBank’s loan portfolio was $486 million at June 30, 2012. Its loan portfolio was funded primarily by deposit liabilities of $458 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.1 percent at June 30, 2011 to 0.8 percent at June 30, 2012. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. Presently, EnerBank meets or exceeds all of its capital requirements.

Voluntary Separation Program: In April 2012, CMS Energy announced a voluntary separation program for its salaried employees. The separation date for the majority of employees who participated in the program was July 1, 2012. Management approved 232 employees for early separation and CMS Energy recorded a charge of $12 million related to this program during the three months ended June 30, 2012.

Litigation: CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 3: Contingencies and Commitments and Note 4: Regulatory Matters.

NEW ACCOUNTING STANDARDS

For details regarding the implementation of new accounting standards during the six months ended June 30, 2012, see Note 1: New Accounting Standards.

(This page intentionally left blank)

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Operating Revenue	$ 1,333	$ 1,364	$ 3,076	$ 3,419

Operating Expenses
Fuel for electric generation	126	153	256	305
Purchased and interchange power	334	303	651	603
Purchased power – related parties	20	20	42	41
Cost of gas sold	133	220	683	988
Maintenance and other operating expenses	282	288	577	567
Depreciation and amortization	130	122	302	284
General taxes	48	51	117	118
Total operating expenses	1,073	1,157	2,628	2,906

Operating Income	260	207	448	513

Other Income (Expense)
Interest income	1	2	2	4
Allowance for equity funds used during construction	2	2	4	3
Income from equity method investees	3	2	8	6
Other income	3	5	6	9
Other expense	(3)	(3)	(5)	(5)
Total other income	6	8	15	17

Interest Charges
Interest on long-term debt	94	99	188	199
Other interest expense	5	6	11	12
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	98	104	197	209

Income Before Income Taxes	168	111	266	321
Income Tax Expense	67	10	105	87

Income From Continuing Operations	101	101	161	234
Income From Discontinued Operations, Net of Tax of $-, $-, $4, and $1	-	-	7	2

Net Income	101	101	168	236
Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Available to Common Stockholders	$ 100	$ 100	$ 167	$ 235

In Millions, Except Per Share Amounts

	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$ 100	$ 100	$ 160	$ 233
Amounts attributable to discontinued operations	-	-	7	2

Net income available to common stockholders	$ 100	$ 100	$ 167	$ 235

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$ 1	$ 1	$ 1	$ 1
Amounts attributable to discontinued operations	-	-	-	-

Income attributable to noncontrolling interests	$ 1	$ 1	$ 1	$ 1

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$ 0.38	$ 0.40	$ 0.61	$ 0.93
Basic earnings from discontinued operations	-	-	0.03	0.01

Basic earnings attributable to common stock	$ 0.38	$ 0.40	$ 0.64	$ 0.94

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$ 0.37	$ 0.38	$ 0.59	$ 0.89
Diluted earnings from discontinued operations	-	-	0.03	0.01

Diluted earnings attributable to common stock	$ 0.37	$ 0.38	$ 0.62	$ 0.90

Dividends Declared Per Common Share	$ 0.24	$ 0.21	$ 0.48	$ 0.42

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Net Income Attributable to CMS Energy
Net income	$ 101	$ 101	$ 168	$ 236
Income attributable to noncontrolling interests	1	1	1	1
Net income attributable to CMS Energy	100	100	167	235

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $- for all periods presented	1	1	2	1

Investments
Unrealized gain on investments, net of tax of $- for all periods presented	1	1	2	1

Other Comprehensive Income	2	2	4	2

Total Comprehensive Income	$ 102	$ 102	$ 171	$ 237

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Six Months Ended June 30	2012	2011

Cash Flows from Operating Activities
Net income	$168	$236
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	302	284
Deferred income taxes and investment tax credit	102	74
Postretirement benefits expense	94	83
Other non-cash operating activities	35	39
Postretirement benefits contributions	(37)	(39)
Changes in other assets and liabilities
Decrease in accounts receivable, notes receivable, and accrued revenue	146	215
Decrease in accrued power supply revenue	-	15
Decrease in inventories	135	204
Increase in accounts payable	10	34
Decrease in accrued expenses	(82)	(36)
Decrease in other current and non-current assets	100	71
Increase (decrease) in other current and non-current liabilities	(30)	36
Net cash provided by operating activities	943	1,216

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(575)	(399)
Cost to retire property	(20)	(28)
Other investing activities	(15)	(44)
Net cash used in investing activities	(610)	(471)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	790	375
Proceeds from (retirements of) EnerBank notes, net	(4)	21
Issuance of common stock	23	22
Retirement of long-term debt	(972)	(292)
Payment of common stock dividends	(125)	(106)
Payment of capital and finance lease obligations	(12)	(12)
Other financing costs	(7)	(8)
Net cash used in financing activities	(307)	-

Net Increase in Cash and Cash Equivalents, Including Assets Held for Sale	26	745
Decrease in Cash and Cash Equivalents Included in Assets Held for Sale	-	2

Net Increase in Cash and Cash Equivalents	26	747
Cash and Cash Equivalents, Beginning of Period	161	247

Cash and Cash Equivalents, End of Period	$187	$994

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS
		In Millions
	June 30	December 31
	2012	2011

Current Assets
Cash and cash equivalents	$187	$161
Restricted cash and cash equivalents	28	27
Accounts receivable and accrued revenue, less allowances of $35 in 2012 and 2011	670	869
Notes receivable	40	49
Accounts receivable – related parties	10	10
Inventories at average cost
Gas in underground storage	760	929
Materials and supplies	96	92
Generating plant fuel stock	196	166
Deferred income taxes	-	24
Deferred property taxes	136	187
Regulatory assets	13	1
Prepayments and other current assets	70	50
Total current assets	2,206	2,565

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,959	14,751
Less accumulated depreciation and amortization	4,973	4,901
Plant, property, and equipment, net	9,986	9,850
Construction work in progress	1,011	783
Total plant, property, and equipment	10,997	10,633

Other Non-current Assets
Regulatory assets	2,335	2,466
Accounts and notes receivable, less allowances of $5 in 2012 and 2011	461	462
Investments	54	50
Other	240	276
Total other non-current assets	3,090	3,254

Total Assets	$16,293	$16,452

LIABILITIES AND EQUITY
		In Millions
	June 30	December 31
	2012	2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$653	$1,057
Accounts payable	527	575
Accounts payable – related parties	9	9
Accrued rate refunds	37	30
Accrued interest	96	101
Accrued taxes	199	282
Deferred income taxes	28	-
Regulatory liabilities	122	125
Other current liabilities	136	159
Total current liabilities	1,807	2,338

Non-current Liabilities
Long-term debt	6,221	6,040
Non-current portion of capital and finance lease obligations	157	167
Regulatory liabilities	1,933	1,875
Postretirement benefits	1,289	1,289
Asset retirement obligations	261	254
Deferred investment tax credit	44	46
Deferred income taxes	1,090	1,035
Other non-current liabilities	336	336
Total non-current liabilities	11,331	11,042

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 263.7 shares in 2012 and 254.1 shares in 2011	3	3
Other paid-in capital	4,664	4,627
Accumulated other comprehensive loss	(45)	(49)
Accumulated deficit	(1,511)	(1,553)
Total common stockholders equity	3,111	3,028
Noncontrolling interests	44	44
Total equity	3,155	3,072

Total Liabilities and Equity	$16,293	$16,452

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Common Stock
At beginning of period	$3	$3	$3	$2
Common stock issued	-	-	-	1
At end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,641	4,599	4,627	4,588
Common stock issued	23	22	31	28
Common stock reissued	-	-	6	5
At end of period	4,664	4,621	4,664	4,621

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(47)	(39)	(48)	(39)
Retirement benefits liability adjustments	1	1	2	1
At end of period	(46)	(38)	(46)	(38)

Investments
At beginning of period	1	-	-	-
Unrealized gain on investments	1	1	2	1
At end of period	2	1	2	1

Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)

At end of period	(45)	(38)	(45)	(38)

Accumulated Deficit
At beginning of period	(1,548)	(1,675)	(1,553)	(1,757)
Net income attributable to CMS Energy	100	100	167	235
Common stock dividends declared	(63)	(53)	(125)	(106)
At end of period	(1,511)	(1,628)	(1,511)	(1,628)

Noncontrolling Interests
At beginning of period	44	44	44	44
Income attributable to noncontrolling interests	1	1	1	1
Distributions and other changes in noncontrolling interests	(1)	(1)	(1)	(1)
At end of period	44	44	44	44

Total Equity	$3,155	$3,002	$3,155	$3,002

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Operating Revenue	$1,282	$1,303	$2,957	$3,291

Operating Expenses
Fuel for electric generation	110	138	216	267
Purchased and interchange power	327	299	640	592
Purchased power – related parties	21	19	42	40
Cost of gas sold	124	197	660	950
Maintenance and other operating expenses	266	273	543	538
Depreciation and amortization	128	121	299	282
General taxes	46	49	114	115
Total operating expenses	1,022	1,096	2,514	2,784

Operating Income	260	207	443	507

Other Income (Expense)
Interest income	1	2	2	4
Allowance for equity funds used during construction	2	2	4	3
Other income	3	5	11	13
Other expense	(3)	(3)	(5)	(5)
Total other income	3	6	12	15

Interest Charges
Interest on long-term debt	58	63	119	126
Other interest expense	4	5	8	9
Allowance for borrowed funds used during construction	(1)	(1)	(2)	(2)
Total interest charges	61	67	125	133

Income Before Income Taxes	202	146	330	389
Income Tax Expense	80	54	132	144

Net Income	122	92	198	245
Preferred Stock Dividends	1	1	1	1

Net Income Available to Common Stockholder	$121	$91	$197	$244

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Net Income	$ 122	$ 92	$ 198	$ 245

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $- for all periods presented	-	-	1	1

Investments
Unrealized gain (loss) on investments, net of tax benefit of $-, $-, $(2), and $(1)	3	-	-	(1)
Other Comprehensive Income	3	-	1	-

Total Comprehensive Income	$ 125	$ 92	$ 199	$ 245

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

In Millions
Six Months Ended June 30	2012	2011

Cash Flows from Operating Activities
Net income	$198	$245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	299	282
Deferred income taxes and investment tax credit	39	82
Postretirement benefits expense	92	78
Other non-cash operating activities	31	31
Postretirement benefits contributions	(34)	(37)
Changes in other assets and liabilities
Decrease in accounts receivable, notes receivable, and accrued revenue	146	207
Decrease in accrued power supply revenue	-	15
Decrease in inventories	137	202
Increase in accounts payable	11	42
Decrease in accrued expenses	(19)	(12)
Decrease in other current and non-current assets	103	68
Increase in other current and non-current liabilities	10	42
Net cash provided by operating activities	1,013	1,245

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(572)	(394)
Cost to retire property	(20)	(28)
Other investing activities	(9)	(23)
Net cash used in investing activities	(601)	(445)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	375	-
Retirement of long-term debt	(694)	(18)
Payment of common stock dividends	(158)	(196)
Payment of preferred stock dividends	(1)	(1)
Stockholder contribution	150	125
Payment of capital and finance lease obligations	(12)	(12)
Other financing costs	(3)	(3)
Net cash used in financing activities	(343)	(105)

Net Increase in Cash and Cash Equivalents	69	695

Cash and Cash Equivalents, Beginning of Period	85	71

Cash and Cash Equivalents, End of Period	$154	$766

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

	In Millions
	June 30	December 31
	2012	2011

Current Assets
Cash and cash equivalents	$154	$85
Restricted cash and cash equivalents	27	26
Accounts receivable and accrued revenue, less allowances of $33 in 2012 and 2011	659	860
Notes receivable	13	23
Accounts receivable – related parties	1	1
Inventories at average cost
Gas in underground storage	756	929
Materials and supplies	92	88
Generating plant fuel stock	196	164
Deferred property taxes	136	187
Regulatory assets	13	1
Prepayments and other current assets	63	43
Total current assets	2,110	2,407

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,825	14,621
Less accumulated depreciation and amortization	4,915	4,846
Plant, property, and equipment, net	9,910	9,775
Construction work in progress	1,010	782
Total plant, property, and equipment	10,920	10,557

Other Non-current Assets
Regulatory assets	2,335	2,466
Accounts and notes receivable	1	1
Investments	31	35
Other	157	196
Total other non-current assets	2,524	2,698

Total Assets	$15,554	$15,662

LIABILITIES AND EQUITY
In Millions
	June 30	December 31
	2012	2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$62	$363
Accounts payable	512	561
Accounts payable – related parties	12	11
Accrued rate refunds	37	30
Accrued interest	65	73
Accrued taxes	271	287
Deferred income taxes	85	73
Regulatory liabilities	122	125
Other current liabilities	108	119
Total current liabilities	1,274	1,642

Non-current Liabilities
Long-term debt	3,967	3,987
Non-current portion of capital and finance lease obligations	157	167
Regulatory liabilities	1,933	1,875
Postretirement benefits	1,227	1,225
Asset retirement obligations	260	253
Deferred investment tax credit	44	46
Deferred income taxes	1,846	1,817
Other non-current liabilities	262	256
Total non-current liabilities	9,696	9,626

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,107	2,957
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	593	554
Total common stockholder equity	4,540	4,350
Preferred stock	44	44
Total equity	4,584	4,394

Total Liabilities and Equity	$15,554	$15,662

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011

Common Stock
At beginning and end of period	$841	$841	$841	$841

Other Paid-in Capital
At beginning of period	3,107	2,957	2,957	2,832
Stockholder contribution	-	-	150	125
At end of period	3,107	2,957	3,107	2,957

Accumulated Other Comprehensive Loss
Retirement benefits liability
At beginning of period	(18)	(15)	(19)	(16)
Retirement benefits liability adjustments	-	-	1	1
At end of period	(18)	(15)	(18)	(15)

Investments
At beginning of period	14	15	17	16
Unrealized gain (loss) on investments	3	-	-	(1)
At end of period	17	15	17	15

At end of period	(1)	-	(1)	-

Retained Earnings
At beginning of period	515	512	554	463
Net income	122	92	198	245
Common stock dividends declared	(43)	(92)	(158)	(196)
Preferred stock dividends declared	(1)	(1)	(1)	(1)
At end of period	593	511	593	511

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity	$4,584	$4,353	$4,584	$4,353

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

•

Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, interest rates and yield curves observable at commonly quoted intervals, forward prices, credit risks, default rates, and inputs derived from or corroborated by observable market data.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following tables are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, reported at fair value on a recurring basis:

In Millions
June 30, 2012	Total	Level 1	Level 2	Level 3
CMS Energy, including Consumers
Assets
Cash equivalents	$ 141	$ 141	$ -	$ -
Restricted cash equivalents	14	14	-	-
Nonqualified deferred compensation plan assets	5	5	-	-
SERP
Mutual funds	127	127	-	-
Derivative instruments
Commodity contracts	7	1	1	5
Total	$ 294	$ 288	$ 1	$ 5

Liabilities
Nonqualified deferred compensation plan liabilities	$ 5	$ 5	$ -	$ -
Derivative instruments
Commodity contracts	6	-	4	2
Total	$ 11	$ 5	$ 4	$ 2

Consumers
Assets
Cash equivalents	$ 122	$ 122	$ -	$ -
Restricted cash equivalents	14	14	-	-
CMS Energy common stock	30	30	-	-
Nonqualified deferred compensation plan assets	3	3	-	-
SERP
Mutual funds	86	86	-	-
Derivative instruments
Commodity contracts	5	-	-	5
Total	$ 260	$ 255	$ -	$ 5

Liabilities
Nonqualified deferred compensation plan liabilities	$ 3	$ 3	$ -	$ -
Total	$ 3	$ 3	$ -	$ -

In Millions
December 31, 2011	Total	Level 1	Level 2	Level 3
CMS Energy, including Consumers
Assets
Cash equivalents	$109	$109	$-	$-
Restricted cash equivalents	15	15	-	-
Nonqualified deferred compensation plan assets	4	4	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	113	113	-	-
Derivative instruments
Commodity contracts	3	1	-	2
Total	$245	$243	$-	$2

Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$-	$-
Derivative instruments
Commodity contracts	7	-	3	4
Total	$11	$4	$3	$4

Consumers
Assets
Cash equivalents	$56	$56	$-	$-
Restricted cash equivalents	14	14	-	-
CMS Energy common stock	35	35	-	-
Nonqualified deferred compensation plan assets	3	3	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	74	74	-	-
Derivative instruments
Commodity contracts	2	-	-	2
Total	$185	$183	$-	$2

Liabilities
Nonqualified deferred compensation plan liabilities	$3	$3	$-	$-
Total	$3	$3	$-	$-

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

The most significant derivatives classified as Level 3 are a power option sold by CMS ERM and FTRs held by Consumers. The power option sold by CMS ERM is valued using unobservable assumptions about price volatility and the pricing differential between the delivery point and the nearest active market. Due to the lack of quoted pricing information, Consumers determines the fair value of its FTRs based on Consumers’ average historical settlements. Under regulatory accounting, all changes in fair value associated with FTRs are deferred as regulatory assets or liabilities until the instruments are settled. In valuing their derivative instruments not classified as Level 1, CMS Energy and Consumers may incorporate adjustments for credit risk, or the risk of nonperformance, as deemed appropriate. CMS Energy and Consumers apply credit risk adjustments, where appropriate, to the net receivable from or payable to each counterparty. For additional details about derivative contracts, see Note 8: Derivative Instruments.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following tables are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
CMS Energy, including Consumers
Balance at beginning of period	$ (1)	$ (2)	$ (2)	$ (3)
Total gains included in earnings[1]	-	-	2	-
Total gains offset through regulatory accounting	9	2	7	2
Purchases	-	-	-	1
Settlements	(5)	-	(4)	-
Balance at end of period	$ 3	$ -	$ 3	$ -

Unrealized gains included in earnings relating to assets and liabilities still held at end of period[1]	$ -	$ -	$ 2	$ 1

Consumers
Balance at beginning of period	$ 1	$ -	$ 2	$ 1
Total gains offset through regulatory accounting	9	2	7	2
Purchases	-	1	-	1
Settlements	(5)	-	(4)	(1)
Balance at end of period	$ 5	$ 3	$ 5	$ 3

1 CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair value measurements in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.

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

In May 2011, CMS Energy received approval from the EPA on a revised scope of remedies that CMS Energy had submitted in December 2010. CMS Energy reached a tentative agreement with the MDEQ in December 2011 that identifies the final remedies at the site. The EPA notified the MDEQ in March 2012 that it had no objections to this tentative agreement, and in June 2012, CMS Energy and the MDEQ finalized the agreement. Following the execution of this agreement, a change in Michigan law was enacted that included additional provisions regarding monitoring and compliance requirements for certain contaminants. As a consequence, and as allowed by the agreement with the MDEQ, CMS Energy eliminated certain remedies from its remediation plan that were previously required under the agreement. CMS Energy also agreed to perform additional monitoring and to modify certain areas of the collection systems.

In 2010, the MDEQ issued an NPDES permit that authorizes CMS Land to discharge treated leachate into Little Traverse Bay. This permit requires renewal every five years. Discharge of treated leachate under the permit has commenced. In 2010, CMS Land also committed to investigate the potential for a deep injection well on the Bay Harbor site as an alternative long-term method of leachate disposal. The agreement requiring this investigation was amended in June 2012 to require that CMS Land perform this investigation only if CMS Land is unable to meet the requirements of its NPDES discharge permit. In 2008, the MDEQ and the EPA granted permits for CMS Land or its wholly owned subsidiary, Beeland Group LLC, to construct and operate an off-site deep injection well in Antrim County, Michigan, to dispose of leachate from Bay Harbor. Certain environmental groups, a local township, and a local county filed lawsuits appealing the permits and seeking an injunction. A temporary restraining order was issued by the trial court. The legal proceeding was stayed in 2009 and can be renewed by either party at any time. CMS Land no longer expects to incur costs related to these proposed deep injection wells at either the Bay Harbor site or in Antrim County.

Following these developments, CMS Energy reassessed its remediation strategy and anticipated costs, and determined that no adjustment was required to the liability recorded for CMS Energy’s remaining obligations at the site.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $225 million, which includes accretion expense. At June 30, 2012, CMS Energy had a recorded liability of $68 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $89 million. CMS Energy expects to pay $11 million during the remainder of 2012, $8 million in 2013, $5 million in 2014, $4 million in 2015, $4 million in 2016, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

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

Panhandle Tax Indemnification: CMS Energy recorded a liability in 2003 for an indemnification provided in conjunction with the sale of Panhandle. As of March 31, 2012 the statute of limitations had expired for this indemnification. Accordingly, CMS Energy eliminated the liability during the three months ended March 31, 2012 and recognized an after-tax benefit of $7 million in discontinued operations.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters: Consumers’ operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste: Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites will be between $4 million and $7 million. At June 30, 2012, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In addition to Consumers, many other creditworthy parties with substantial assets are potentially responsible with respect to the individual sites. In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party at the Kalamazoo River Superfund site. The notification claimed that the EPA has reason to believe Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. Consumers responded to the EPA in 2010, stating that it has no information showing that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site and requesting further information from the EPA before Consumers would commit to perform or finance cleanup activities at the site. In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers, as a potentially responsible party at the Kalamazoo River Superfund site, agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek. The letter also indicated that under Sections 106 and 107 of Superfund, Consumers may be liable for reimbursement of the EPA’s costs and potential penalties for noncompliance with any unilateral order that the EPA may issue requiring performance under the removal action plan. All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability. In August 2011, the EPA announced that it would proceed with the removal action plan and would continue to pursue potentially responsible parties to perform or pay for some or all of the work. The EPA has provided limited information regarding Consumers’ potential responsibility for contamination at the site and has not yet given an indication of the share of any cleanup costs for which Consumers could be held responsible. Consumers continues to investigate the EPA’s claim that it disposed of PCBs or arranged for disposal or treatment of PCB-containing material at portions of the site. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability. At June 30, 2012, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

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

At June 30, 2012, Consumers had a recorded liability of $128 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011. The undiscounted amount of the remaining obligation is $140 million. Consumers expects to incur remediation and other response activity costs during the remainder of 2012 and in each of the next four years as follows:

					In Millions
	2012	2013	2014	2015	2016
Consumers
Remediation and other response activity costs	$ 10	$ 11	$ 11	$ 20	$ 11

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At June 30, 2012, Consumers had a regulatory asset of $154 million related to the MGP sites.

CONSUMERS OTHER CONTINGENCIES

Other Environmental Matters: Consumers is initiating preliminary investigations during 2012 at a number of potentially contaminated sites it presently owns with the intention of determining whether any contamination exists and the extent of any identified contamination. The sites to be investigated include combustion turbine sites, generating sites, compressor stations, and remote storage tanks. At June 30, 2012, evidence of contamination led Consumers to plan remedial investigations and certain interim response measures at some of these sites. The cost of these activities has been incorporated into Consumers’ estimated liability for NREPA sites. Consumers will continue its preliminary investigations at other potentially contaminated sites through the remainder of 2012. Consumers cannot predict an outcome at this stage of the investigations.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at June 30, 2012:

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

[2]

At June 30, 2012, the carrying amount of CMS Land’s put option agreements with certain Bay Harbor property owners was less than $1 million. If CMS Land is required to purchase a Bay Harbor property under a put option agreement, it may sell the property to recover the amount paid under the put option agreement.

Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance
CMS Energy, including Consumers
Indemnity obligations from asset	Stock and asset sale	Findings of misrepresentation,
sales and other agreements	agreements	breach of warranties, tax claims, and
other specific events or
circumstances

Guarantees	Normal operating	Nonperformance or non-payment by a
	activity	subsidiary under a related contract

Put options	Bay Harbor	Owners exercising put options requiring
	remediation efforts	CMS Land to purchase property

Consumers
Guarantees and indemnity	Normal operating	Nonperformance or claims made by third
obligations	activity	party under a related contract

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

CONSUMERS’ ELECTRIC UTILITY

Electric Rate Case: In June 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity, in order to recover new investment in system reliability, environmental compliance, and technology enhancements. Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest. In June 2012, the MPSC authorized an annual rate increase of $118 million, based on a 10.3 percent return on equity. Consumers has until September 2012 to file a reconciliation of total revenues collected during self-implementation to those that would have been collected under final rates. While it cannot predict the outcome of this case, Consumers does not consider it probable that a refund of its self-implemented rates will be required.

The annual rate increase authorized by the MPSC included a $20 million increase in annual depreciation expense resulting from the new depreciation rates that the MPSC approved in June 2011 in Consumers’ electric depreciation case. These new depreciation rates went into effect with the June 2012 electric rate case order.

Also included in the authorized annual rate increase was the recovery of $14 million of development costs associated with Consumers’ proposed 830-MW coal-fueled plant. The MPSC authorized Consumers to recover these costs over a three-year period. Consumers canceled its plans to build this plant in December 2011, after having written off its development costs of $22 million in 2010. At June 30, 2012, Consumers recorded a $14 million regulatory asset for the recovery of these costs with a corresponding benefit recognized in earnings.

Big Rock Nuclear Decommissioning: The MPSC and FERC regulate the recovery of Consumers’ costs to decommission Big Rock. Subsequent to 2000, Consumers stopped funding a Big Rock decommissioning trust fund because the collection period for an MPSC-authorized decommissioning surcharge expired.

In 2010, the MPSC concluded that certain revenues collected during a statutory rate freeze from 2001 through 2003 should have been deposited in the Big Rock decommissioning trust fund and ordered Consumers to refund $85 million of revenue collected in excess of decommissioning costs plus interest. Consumers completed this refund in 2011. Consumers filed an appeal with the Michigan Court of Appeals in 2010 to dispute the MPSC’s conclusion that the collections received during the rate freeze should be subject to refund. In January 2012, the Michigan Court of Appeals rejected Consumers’ appeal. In March 2012, Consumers filed an appeal with the Michigan Supreme Court to dispute this decision. The Michigan Supreme Court denied Consumers’ appeal in June 2012.

Consumers has an $85 million regulatory asset recorded for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE’s failure to accept nuclear fuel. Consumers filed a complaint against the DOE in 2002 for this failure. In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million; Consumers recorded a $120 million regulatory liability related to this settlement. In September 2011, Consumers filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs. Various parties are opposing this request, seeking additional refunds, or seeking other relief. If the MPSC concludes that Consumers may retain any portion of the remaining $12 million of the settlement amount, Consumers will recognize that amount in earnings. For further information, see Note 3: Contingencies and Commitments – Consumers Electric Utility Contingencies – Nuclear Matters.

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

In March 2011, Consumers filed its first reconciliation of the electric revenue decoupling mechanism with the MPSC, requesting recovery of $27 million from customers for the period December 2009 through November 2010. In February 2012, the administrative law judge recommended that the MPSC approve Consumers’ reconciliation of the electric revenue decoupling mechanism for the full amount of its request. Consumers filed its second reconciliation of the electric revenue decoupling mechanism in March 2012, requesting recovery of $32 million from customers for the period December 2010 through November 2011.

In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC’s decision to authorize an electric revenue decoupling mechanism for Detroit Edison. The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers. Consumers cannot predict whether this decision will be appealed to the Michigan Supreme Court or the timing or outcome of any such appeal. As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program, and wrote off its $59 million electric revenue decoupling mechanism regulatory asset at March 31, 2012. Although the case before the Court of Appeals related specifically to Detroit Edison, Consumers will continue to pursue all of its legal and regulatory avenues to recover its decoupling revenues.

As a result of the Court of Appeals decision in the Detroit Edison case, the MPSC requested all interested parties to submit comments regarding the future use of electric revenue decoupling mechanisms in Michigan. In May 2012, Consumers filed its comments with the MPSC. Consumers is unable to predict the outcome of this matter.

Renewable Energy Plan: In June 2011, Consumers filed with the MPSC its second annual report and reconciliation for its renewable energy plan, requesting approval of its plan costs for 2010. In March 2012, the MPSC approved Consumers’ renewable energy plan reconciliation.

Consumers filed its third annual report and reconciliation with the MPSC in June 2012, requesting approval of its reconciliation of renewable energy plan costs for 2011.

In October 2011, Consumers filed an application for the biennial review and approval of its renewable energy plan. In May 2012, the MPSC approved Consumers’ settlement agreement in this case, reducing the renewable energy surcharge by an annual amount of $3 million, to $20 million.

Energy Optimization Plan: In August 2011, Consumers filed an amended energy optimization plan with the MPSC, requesting approval of the additional spending necessary to exceed the statutory savings targets for 2012 through 2015 specified in the 2008 Energy Law. The MPSC approved Consumers’ amended energy optimization plan in April 2012.

In May 2012, Consumers filed its third annual report and reconciliation for its energy optimization plan, requesting approval of Consumers’ reconciliation of energy optimization plan costs for 2011. Consumers also requested approval to collect $15 million from customers as an incentive payment for exceeding statutory savings targets under both its gas and electric energy optimization plans during 2011. Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $115 million in energy savings during 2011.

CONSUMERS’ GAS UTILITY

Gas Rate Case: In September 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.7 percent authorized return on equity, in order to recover investments made to enhance safety, system reliability, and operational efficiencies that improve service to customers. Consumers self-implemented an annual rate increase of $23 million in March 2012, subject to refund with interest.

In June 2012, the MPSC approved Consumers’ settlement agreement and authorized an annual rate increase of $16 million, based on a 10.3 percent return on equity. The MPSC directed Consumers to refund to customers the difference between the rates it self-implemented in March 2012 and the rates authorized in the June 2012 order, plus interest, subject to a reconciliation proceeding. At June 30, 2012, CMS Energy and Consumers had a $1 million regulatory liability recorded for this refund.

Gas Revenue Decoupling Mechanism: The MPSC’s 2009 gas rate case order authorized Consumers to implement a gas revenue decoupling mechanism, subject to certain conditions. This decoupling mechanism, which was extended through April 2012, allowed Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer. This mechanism was not affected by the Court of Appeals decision on electric decoupling.

In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism with the MPSC, requesting recovery of $16 million from customers for the period June 2010 through May 2011. The matter remains pending before the MPSC. Certain parties have filed in opposition to this reconciliation.

At June 30, 2012, Consumers had a $33 million non-current regulatory asset recorded for gas revenue decoupling. If the MPSC were to reject all or a major portion of Consumers’ requested recovery from its gas revenue decoupling mechanism or if the recovery period were to be substantially delayed, Consumers could be required to write off all or portions of the related regulatory asset.

5:     FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the six months ended June 30, 2012:

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date
Debt Issuances
CMS Energy
Senior notes	$ 300	5.05%	March 2012	March 2022
Term loan facility[1,2]	30	variable	February 2012	December 2016
Consumers
FMB	375	2.85%	May 2012	May 2022
Total	$ 705

Debt Retirements
CMS Energy
Contingently convertible senior notes[3]	$ 226	2.88%	January 2012 and April 2012	December 2024
Trust Preferred Securities	29	7.75%	February 2012	July 2027
Consumers
FMB	300	5.00%	February 2012	February 2012
FMB	375	5.38%	May 2012	April 2013
Total	$ 930

[1]

In December 2011, CMS Energy entered into a $180 million term loan credit agreement that provides for delayed draws through July 20, 2012. Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 2.5 percent.

[2]	CMS Energy used these proceeds to retire the 7.75 percent Trust Preferred Securities.

[3]	CMS Energy’s contingently convertible notes. See the “Contingently Convertible Securities” section in this Note for further discussion of the conversions.

In May 2012, CMS Energy called for redemption its $150 million floating-rate senior notes due January 2013. The notes were redeemed in July 2012 using proceeds from the $180 million term loan facility entered into in December 2011.

In June 2012, Consumers entered into a short-term credit agreement permitting Consumers to borrow up to $375 million. Consumers borrowed $350 million under this agreement in July 2012. This facility will mature in March 2013.

In July 2012, Consumers executed a bond purchase agreement under which it will issue, in a December 2012 private placement, $52 million of 3.19 percent FMBs due 2024, $35 million of 3.39 percent FMBs due 2027, and $263 million of 4.31 percent FMBs due 2042.

Revolving Credit Facilities: The following secured revolving credit facilities with banks were available at June 30, 2012:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy
March 31, 2016[1]	$ 550	$ 25	$ 2	$ 523

Consumers
March 31, 2016[2]	$ 500	$ -	$ 3	$ 497
April 18, 2017[2]	150	-	-	150
September 9, 2014[2]	30	-	30	-

[1]

Obligations under this facility are secured by Consumers common stock. CMS Energy’s average borrowings during the six months ended June 30, 2012 totaled $13 million, with a weighted-average annual interest rate of 2.27 percent, representing LIBOR plus 2.00 percent.

[2]	Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings: Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions are accounted for as short-term secured borrowings. At June 30, 2012, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program. During the six months ended June 30, 2012, Consumers’ average short-term borrowings totaled $16 million, with a weighted average annual interest rate of 0.9 percent.

Contingently Convertible Securities: Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at June 30, 2012:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price
5.50% senior notes	2029	$172	13.94	18.12

During 20 of the last 30 trading days ended June 30, 2012, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending September 30, 2012.

Presented in the following table are details about conversions of contingently convertible securities during the six months ended June 30, 2012:

	Conversion Date	Principal Converted (In Millions)	Conversion Value per $1,000 of principal	Shares of Common Stock Issued on Settlement	Cash Paid on Settlement (In Millions)
2.875% senior notes due 2024	January 2012	$ 73	$ 1,738.99	2,464,138	$ 73
	April 2012	153	1,774.98	5,381,349	153

Dividend Restrictions: Under provisions of CMS Energy’s senior notes indenture, at June 30, 2012, payment of common stock dividends by CMS Energy was limited to $1.3 billion.

Under the provisions of its articles of incorporation, at June 30, 2012, Consumers had $532 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the six months ended June 30, 2012, CMS Energy received $158 million of common stock dividends from Consumers.

Issuance of Common Stock: In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million. In June 2012, under this program, CMS Energy issued 650,235 shares of common stock at an average price of $23.07 per share, resulting in net proceeds of $15 million. In June 2011, under this program, CMS Energy issued 762,925 shares of common stock at an average price of $19.66 per share, resulting in net proceeds of $15 million.

6:     EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
Income Available to Common Stockholders
Income from continuing operations	$101	$101	$161	$234
Less income attributable to noncontrolling interest	1	1	1	1

Income from Continuing Operations Available to Common Stockholders – Basic and Diluted	$100	$100	$160	$233

Average Common Shares Outstanding
Weighted average shares – basic	261.2	250.3	258.4	250.2
Add dilutive contingently convertible securities	5.9	11.3	8.3	11.0
Add dilutive non-vested stock awards and options	1.1	0.3	1.0	0.3
Weighted average shares – diluted	268.2	261.9	267.7	261.5

Income from Continuing Operations per Average Common Share Available to Common Stockholders
Basic	$0.38	$0.40	$0.61	$0.93
Diluted	0.37	0.38	0.59	0.89

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

CONVERTIBLE DEBENTURES

CMS Energy redeemed all of its outstanding 7.75 percent Trust Preferred Securities in February 2012. For the six-month period ended June 30, 2012 and for each of the three-month and six-month periods ended June 30, 2011, the Trust Preferred Securities would have increased diluted EPS had they been included in the calculation. Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
Increase to numerator from assumed reduction in interest expense	$ -	$ -	$ -	$ 1
Increase to denominator from assumed conversion of debentures into common shares	-	0.7	0.2	0.7

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

In Millions
	June 30, 2012					December 31, 2011
	Cost or					Cost or
	Carrying	Fair Value				Carrying
	Amount	Total	Level 1	Level 2	Level 3	Amount	Fair Value
CMS Energy, including Consumers
Securities held to maturity	$8	$9	$-	$9	$-	$7	$7
Securities available for sale	125	127	127	-	-	113	113
Notes receivable[1]	486	513	-	-	513	480	504
Long-term debt[2]	6,852	7,812	-	7,812	-	7,073	8,025

Consumers
Securities available for sale	$90	$116	$116	$-	$-	$81	$109
Long-term debt[3]	4,007	4,625	-	4,625	-	4,326	4,882

[1]	Includes current portion of notes receivable of $26 million at June 30, 2012 and $19 million at December 31, 2011.

[2]	Includes current portion of long-term debt of $631 million at June 30, 2012 and $1,033 million at December 31, 2011.

[3]	Includes current portion of long-term debt of $40 million at June 30, 2012 and $339 million at December 31, 2011.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At June 30, 2012 and December 31, 2011, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities:

In Millions
	June 30, 2012				December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value
CMS Energy, including Consumers
Available for sale
SERP
Mutual funds	$ 125	$ 2	$ -	$ 127	$ 113	$ -	$ -	$ 113
Held to maturity
Debt securities	8	1	-	9	7	-	-	7

Consumers
Available for sale
SERP
Mutual funds	$ 84	$ 2	$ -	$ 86	$ 74	$ -	$ -	$ 74
CMS Energy common stock	6	24	-	30	7	28	-	35

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. During the six months ended June 30, 2012, CMS Energy contributed $13 million to the SERP, which included a contribution of $9 million by Consumers. The contributions were used to acquire additional shares in the mutual funds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank, as well as state and municipal bonds held by EnerBank.

Sales activity for CMS Energy’s and Consumers’ investment securities was insignificant for each of the three-month and six-month periods ended June 30, 2012 and 2011. In January 2012, based on a donation commitment made in 2011, Consumers transferred shares of CMS Energy common stock to a related charitable foundation and recognized a gain of $5 million in income to reflect the excess of fair value over cost of the stock donated. In January 2011, based on a donation commitment made in 2010, Consumers transferred shares of CMS Energy common stock to a related charitable foundation and recognized a gain of $4 million in income to reflect the excess of fair value over cost of the stock donated.

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

The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other assets was $7 million at June 30, 2012 and $3 million at December 31, 2011. The fair value of Consumers’ commodity contracts not designated as hedging instruments and recorded in other assets was $5 million at June 30, 2012 and $2 million at December 31, 2011. The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other liabilities was $6 million at June 30, 2012 and $7 million at December 31, 2011. The fair value of Consumers’ commodity contracts not designated as hedging instruments and recorded in other liabilities was less than $1 million at June 30, 2012. Consumers did not have any contracts recorded as liabilities at December 31, 2011.

Presented in the following table are the location and amount of the gains (losses) on derivatives recognized in CMS Energy’s consolidated statements of income for its derivatives not designated as hedging instruments:

In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
CMS Energy
Commodity contracts
Operating revenue	$ (1)	$ (1)	$ 3	$ -
Fuel for electric generation	-	-	(2)	-
Purchased and interchange power	-	-	(1)	-
Total CMS Energy	$ (1)	$ (1)	$ -	$ -

Consumers’ gains on FTRs deferred as regulatory liabilities were $9 million for the three months ended June 30, 2012 and $7 million for the six months ended June 30, 2012. Consumers’ gains on FTRs deferred as regulatory liabilities were $2 million for the three and six months ended June 30, 2011.

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were $3 million at June 30, 2012 and $4 million at December 31, 2011.

9:     NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	June 30, 2012	December 31, 2011
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$ 26	$ 19
Other	14	30
Non-current
EnerBank notes receivable, net of allowance for loan losses	460	461
Other	1	1
Total notes receivable	$ 501	$ 511

Consumers
Current
Other	$ 13	$ 23
Non-current
Other	1	1
Total notes receivable	$ 14	$ 24

EnerBank notes receivable are unsecured consumer installment loans for financing home improvements.

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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
Balance at beginning of period	$ 5	$ 5	$ 5	$ 5
Charge-offs	(1)	(1)	(2)	(2)
Recoveries	-	-	-	-
Provision for loan losses	1	1	2	2
Balance at end of period	$ 5	$ 5	$ 5	$ 5

Loans that are 30 days or more past due are considered delinquent. Presented in the following table is the delinquency status of EnerBank’s consumer loans:

In Millions
	Past Due 30-59 Days	Past Due 60-89 Days	Past Due Over 90 Days	Total Delinquent	Current	Total Outstanding
June 30, 2012	$ 1	$ 1	$ -	$ 2	$ 484	$ 486
December 31, 2011	1	-	1	2	478	480

At June 30, 2012 and December 31, 2011, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

10:  RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

			In Millions
	Pension
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
CMS Energy, including Consumers
Net periodic pension cost
Service cost	$ 12	$ 12	$ 24	$ 24
Interest expense	25	25	50	50
Expected return on plan assets	(32)	(28)	(63)	(56)
Amortization of:
Net loss	19	15	38	31
Prior service cost	2	2	3	3
Net periodic pension cost	$ 26	$ 26	$ 52	$ 52

Consumers
Net periodic pension cost
Service cost	$ 11	$ 11	$ 23	$ 23
Interest expense	24	25	48	49
Expected return on plan assets	(31)	(28)	(61)	(55)
Amortization of:
Net loss	19	16	37	31
Prior service cost	2	2	3	3
Net periodic pension cost	$ 25	$ 26	$ 50	$ 51

CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is 7.75 percent. For the twelve months ended June 30, 2012, the actual return on Pension Plan assets was 4.7 percent, and for the twelve months ended June 30, 2011, the actual return was 19.5 percent. The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

			In Millions
	OPEB
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$ 8	$ 6	$ 16	$ 13
Interest expense	20	19	41	38
Expected return on plan assets	(16)	(16)	(33)	(33)
Amortization of:
Net loss	12	8	23	16
Prior service credit	(5)	(5)	(10)	(10)
Net periodic OPEB cost	$ 19	$ 12	$ 37	$ 24

Consumers
Net periodic OPEB cost
Service cost	$ 8	$ 7	$ 16	$ 13
Interest expense	20	19	40	37
Expected return on plan assets	(16)	(16)	(31)	(31)
Amortization of:
Net loss	12	8	23	16
Prior service credit	(5)	(5)	(10)	(10)
Net periodic OPEB cost	$ 19	$ 13	$ 38	$ 25

11:  INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Six Months Ended June 30	2012	2011
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
MCIT law change, net of federal expense	-	(9.9)
Other state and local income taxes, net of federal benefit	4.7	3.5
Other, net	(0.2)	(1.4)
Effective income tax rate	39.5%	27.2%

Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	5.3	3.4
Other, net	(0.3)	(1.4)
Effective income tax rate	40.0%	37.0%

In May 2012, the Internal Revenue Service completed its audit of CMS Energy and its subsidiaries for 2008 and 2009, as well as its audit of research and development tax credit claims for 2001 through 2009. The audits resulted in a $45 million increase in the net operating loss carryforward. The impact to net income as a result of the completion of the audits was $1 million.

12:  REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy’s common stockholders. The reportable segments for CMS Energy and Consumers are:

CMS Energy:

•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;
•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan;
•	enterprises, consisting of various subsidiaries engaging primarily in domestic independent power production; and
•	other, including EnerBank, corporate interest and other expenses, and discontinued operations.

Consumers:

•	electric utility, consisting of regulated activities associated with the generation and distribution of electricity in Michigan;
•	gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and
•	other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

			In Millions
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
CMS Energy, including Consumers
Operating Revenue
Electric utility	$998	$949	$1,834	$1,846
Gas utility	284	354	1,123	1,445
Enterprises	38	50	92	105
Other	13	11	27	23
Total Operating Revenue – CMS Energy	$1,333	$1,364	$3,076	$3,419

Consumers
Operating Revenue
Electric utility	$998	$949	$1,834	$1,846
Gas utility	284	354	1,123	1,445
Total Operating Revenue – Consumers	$1,282	$1,303	$2,957	$3,291

CMS Energy, including Consumers
Net Income (Loss) Available to Common Stockholders
Electric utility	$111	$85	$132	$150
Gas utility	9	5	64	93
Enterprises	(1)	29	4	32
Other	(19)	(19)	(33)	(40)
Total Net Income Available to Common Stockholders – CMS Energy	$100	$100	$167	$235

Consumers
Net Income Available to Common Stockholder
Electric utility	$111	$85	$132	$150
Gas utility	9	5	64	93
Other	1	1	1	1
Total Net Income Available to Common Stockholder – Consumers	$121	$91	$197	$244

	In Millions
	June 30, 2012	December 31, 2011
CMS Energy, including Consumers
Plant, Property, and Equipment, Gross
Electric utility	$ 10,549	$ 10,400
Gas utility	4,261	4,206
Enterprises	112	109
Other	37	36
Total Plant, Property, and Equipment, Gross – CMS Energy	$ 14,959	$ 14,751

Consumers
Plant, Property, and Equipment, Gross
Electric utility	$ 10,549	$ 10,400
Gas utility	4,261	4,206
Other	15	15
Total Plant, Property, and Equipment, Gross – Consumers	$ 14,825	$ 14,621

CMS Energy, including Consumers
Total Assets
Electric utility[1]	$ 10,157	$ 9,938
Gas utility[1]	4,770	4,956
Enterprises	177	242
Other	1,189	1,316
Total Assets – CMS Energy	$ 16,293	$ 16,452

Consumers
Total Assets
Electric utility[1]	$ 10,157	$ 9,938
Gas utility[1]	4,770	4,956
Other	627	768
Total Assets – Consumers	$ 15,554	$ 15,662

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Part I – Item 3. Legal Proceedings, in the 2011 Form 10-K, see Part I – Item 1 – Note 3: Contingencies and Commitments, and Note 4: Regulatory Matters.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

(a)	Unregistered Sales of Equity Securities

Between April 19, 2012 and April 30, 2012, CMS Energy issued 2,514,373 shares of its common stock and paid $71,353,291 in cash in exchange for $71,353,000 aggregate principal amount of its 2.875 percent Convertible Senior Notes Due 2024. These convertible notes were tendered for conversion between March 30, 2012 and April 11, 2012, in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Seventeenth Supplemental Indenture dated as of December 13, 2004. Such shares of common stock were issued based on the weighted-average conversion value of $1,776.09 per $1,000 principal amount of convertible note. The issuance of these shares of common stock was an exchange of securities with existing shareholders and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c)	Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2012 to April 30, 2012	-	$ -	-	-
May 1, 2012 to May 31, 2012	-	-	-	-
June 1, 2012 to June 30, 2012	700	23.50	-	-
Total	700	$ 23.50	-	-

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

Exhibits		Description
4.1	—	117th Supplemental Indenture dated as of May 8, 2012 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed May 8, 2012 and incorporated herein by reference)
4.2	—	118th Supplemental Indenture dated as of June 13, 2012 between Consumers and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed June 19, 2012 and incorporated herein by reference)
10.1	—	$375,000,000 Term Loan Credit Agreement dated as of June 13, 2012 among Consumers, the financial institutions named therein and JPMorgan Chase Bank, N.A., as Agent (Exhibit 10.1 to Form 8-K filed June 19, 2012 and incorporated herein by reference)
10.2	—	Bond Purchase Agreement between Consumers and each of the Purchasers named therein, dated as of July 10, 2012 (Exhibit 10.1 to Form 8-K filed July 13, 2012 and incorporated herein by reference)
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

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

CMS ENERGY CORPORATION (Registrant)

Dated: July 26, 2012	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer
CONSUMERS ENERGY COMPANY (Registrant)

Dated: July 26, 2012	By:	/s/ Thomas J. Webb
Thomas J. Webb
Executive Vice President and Chief Financial Officer

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

[1]

In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.” The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”