Form 10-Q
period 2012-09-30
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2012-10-25
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

CMS Energy Corporation:  Yes ☐    No ☒   Consumers Energy Company:  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 12, 2012:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value (including 1,296,406 shares owned by Consumers Energy Company)	265,203,743
Consumers Energy Company:
Consumers Energy Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

September 30, 2012

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2011 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2011

ABATE	Association of Businesses Advocating Tariff Equity

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet of gas

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCB	Coal combustion by-product

CEO	Chief Executive Officer

CFO	Chief Financial Officer

CKD	Cement kiln dust

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

Detroit Edison	The Detroit Edison Company, a non-affiliated company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

FTR	Financial transmission right

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and Detroit Edison

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxic Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MCIT	Michigan Corporate Income Tax

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

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

Smart Energy

Consumers’ grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation, and Liability Act

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a non-affiliated company

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

•                  the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, the environment, regulation, health care reforms, taxes, accounting matters, and other business issues that could have an impact on CMS Energy’s or Consumers’ businesses or financial results, including laws or regulations regarding climate change and air emissions and potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

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

•                  the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans and the discount rates applicable to the plans’ obligations, and the resulting impact on future funding requirements;

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

•                  the effectiveness of CMS Energy’s and Consumers’ risk management policies, procedures, and strategies, including strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

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

•                  technological developments in energy production, storage, delivery, usage, and metering, including Smart Energy and the success of its implementation;

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

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus.  Consumers’ planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction.  Also, in order to minimize increases in customer rates, Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan, accelerated pension funding, health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs.  Consumers considers these and other aspects of its customer value initiative to be important to its success.

UTILITY INVESTMENT

Consumers expects to make capital investments of $6.5 billion from 2013 through 2017.  Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers.  Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned distribution investments of $1.7 billion comprise $0.9 billion of electric utility projects to improve reliability and increase capacity and $0.8 billion of gas utility projects to increase capacity and deliverability and enhance pipeline integrity.  Consumers also expects to spend $1.2 billion on environmental investments needed to comply with state and federal laws and regulations.  An additional $1.3 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.9 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant, and $0.4 billion at the gas utility to replace mains and enhance transmission and storage systems.

Renewable energy projects are another major component of Consumers’ planned capital investments.  Consumers expects to spend $0.4 billion on renewable energy investments, under an MPSC-approved renewable energy plan, from 2013 through 2017.  The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions.  Consumers has historically included renewable resources as part of its portfolio, with about five percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind.

Consumers’ Smart Energy program, with an estimated total project capital cost of $0.8 billion, also represents a major capital investment.  The full-scale deployment of advanced metering infrastructure began in August 2012 and is planned to continue through 2019.  Consumers will have spent $0.2 billion through 2012 on its Smart Energy program, and expects to spend an additional $0.3 billion, following a phased approach, from 2013 through 2017.

REGULATION

Regulatory matters are a key aspect of CMS Energy’s and Consumers’ businesses, particularly Consumers’ rate cases and regulatory proceedings before the MPSC.  Important regulatory events and developments are summarized below.

•                  Electric Rate Case:  In June 2012, the MPSC authorized an annual rate increase of $118 million, based on a 10.3 percent authorized return on equity.  Consumers filed an application in September 2012 to reconcile the total revenues collected under rates self-implemented in December 2011 to those that would have been collected under final rates.  This reconciliation requests that the MPSC find that no refund is required.

Consumers filed a new general electric rate case with the MPSC in September 2012, seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements.  Costs associated with these investments represent 85 percent of the total annual rate increase requested.  The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery in 2014 of an additional $83 million associated with incremental 2014 investments, subject to reconciliation.

•                  Gas Rate Case:  In June 2012, the MPSC authorized an annual rate increase of $16 million, based on a 10.3 percent authorized return on equity.  In September 2012, Consumers filed an application to reconcile the total revenues under rates self-implemented in March 2012 to those that would have been collected under the final rates.  As a result of the reconciliation, which found that a refund was required, Consumers had a $2 million regulatory liability recorded at September 30, 2012.

•                  Revenue Decoupling Mechanisms:  In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC’s decision to authorize an electric revenue decoupling mechanism for Detroit Edison.  The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers.  As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program and, at March 31, 2012, wrote off its $59 million electric revenue decoupling mechanism regulatory asset covering the period December 2009 through November 2011.  In August 2012, the MPSC dismissed Consumers’ reconciliation of the electric revenue decoupling mechanism for the period December 2009 through November 2010.  Consumers’ second reconciliation remains pending with the MPSC. Consumers expects the MPSC to dismiss this reconciliation.

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

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At September 30, 2012, Consumers had a $33 million regulatory asset recorded for gas revenue decoupling.

•                  DOE Settlement:  In 2011, Consumers entered into an agreement with the DOE to settle for $120 million its claims related to the DOE’s failure to accept spent nuclear fuel and filed an application with the MPSC regarding the allocation of the $120 million settlement amount.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2012, Consumers’ electric deliveries under the ROA program were at the ten percent limit.  In March 2012, a bill was introduced to the Michigan Senate and House of Representatives that, upon enactment, would revise the 2008 Energy Law and allow customers then on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 24 percent.  The revision also proposes an increase in the cap of six percentage points per year from 2013 through 2015.  As a counterpoint to this proposal, another bill was introduced to the Michigan Senate and House of Representatives in June 2012 that, if enacted, would likely phase out electric choice and return the state’s electric industry to full regulation.  Consumers is unable to predict the outcome of these two legislative proposals.

A proposal to raise Michigan’s renewable energy requirement will be included on the November 2012 statewide ballot.  The proposal, if passed, would amend the Michigan Constitution to require Michigan utilities to obtain at least 25 percent of their electric energy from clean renewable energy sources such as wind, solar, biomass, and hydropower by 2025.  The proposed amendment would also limit to not more than one percent per year electric utility rate increases charged to customers only to achieve compliance with the renewable energy standard, and would allow annual extensions of the deadline to the 25 percent standard in order to prevent rate increases over the one percent limit.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.

In July 2011, the EPA finalized CSAPR, which was intended to replace CAIR.  In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues.  In August 2012, the Court voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  In October 2012, the EPA sought a rehearing of this ruling.

Additionally, in February 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Although numerous parties, including the State of Michigan, have sought to extend the deadline of MATS, it is expected to take effect in 2015.  CMS Energy and Consumers are continuing to assess the impact and cost associated with these rules and developments.

FINANCIAL PERFORMANCE IN 2012 AND BEYOND

For the nine months ended September 30, 2012, CMS Energy’s net income available to common stockholders was $315 million, and diluted EPS were $1.17.  This compares with net income available to common stockholders of $374 million and diluted EPS of $1.43 for the nine months ended September 30, 2011.  The main factors contributing to the decline in earnings in 2012 were the write-off of Consumers’ electric revenue decoupling mechanism regulatory asset, as discussed above, and the absence of a tax benefit recognized in 2011 related to the enactment of the MCIT.

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

Consumers expects its electric sales to increase by about one percent annually through 2017, driven largely by the continued rise in industrial production.  Consumers is projecting that its gas sales will remain stable through 2017.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts
	Three Months Ended			Nine Months Ended
September 30	2012	2011	Change	2012	2011	Change
Net Income Available to
Common Stockholders	$ 148	$ 139	$ 9	$ 315	$ 374	$ (59)
Basic Earnings Per Share	$ 0.56	$ 0.55	$ 0.01	$ 1.21	$ 1.49	$ (0.28)
Diluted Earnings Per Share	$ 0.55	$ 0.53	$ 0.02	$ 1.17	$ 1.43	$ (0.26)

In Millions
	Three Months Ended			Nine Months Ended
September 30	2012	2011	Change	2012	2011	Change
Electric utility	$ 165	$ 159	$ 6	$ 297	$ 309	$ (12)
Gas utility	(3)	(5)	2	61	88	(27)
Enterprises	5	4	1	9	36	(27)
Corporate interest and other	(19)	(19)	-	(59)	(61)	2
Discontinued operations	-	-	-	7	2	5
Net Income Available to
Common Stockholders	$ 148	$ 139	$ 9	$ 315	$ 374	$ (59)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2012 versus 2011:

In Millions
	September 30, 2012 better/(worse) than 2011
Reasons for the change	Three Months Ended		Nine Months Ended
Gas sales	$ -		$ (49)
Electric sales	7		13
Electric and gas rate orders	21		72
Electric and gas decoupling	2		(12)
Recovery of development costs related to canceled
coal-fueled plant	-		9
Higher depreciation and property tax	(12)		(21)
Other	(10)	$ 8	(7)	$ 5

Subsidiary earnings of enterprises segment		(2)		-
Lower corporate fixed charges, higher EnerBank earnings,
and other		-		5
Charge to write off electric decoupling regulatory asset		-		(36)
Absence of tax benefit related to MCIT enactment in 2011		-		(32)
Other		3		(1)
Total change		$ 9		$ (59)

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

			In Millions
September 30	2012	2011	Change
Net Income Available to Common Stockholders
Three months ended	$ 165	$ 159	$ 6
Nine months ended	297	309	(12)

In Millions
	September 30, 2012 better/(worse) than 2011
Reasons for the change	Three Months Ended	Nine Months Ended
Electric deliveries and rate increases	$ 52	$ 40
Power supply costs and related revenue	-	2
Other income, net of expenses	(8)	(10)
Maintenance and other operating expenses	(1)	3
Depreciation and amortization	(17)	(30)
General taxes	(9)	(7)
Interest charges	5	9
Income taxes	(16)	(19)
Total change	$ 6	$ (12)

Electric deliveries and rate increases:  For the three months ended September 30, 2012, electric delivery revenues increased $52 million compared with 2011.  This variance was due to additional revenues of $30 million resulting from the June 2012 rate order, $13 million from increased surcharge revenues, and a $9 million increase in other revenues.  Deliveries to end-use customers were 10.5 billion kWh in 2012 and 10.4 billion kWh in 2011.

For the nine months ended September 30, 2012, electric delivery revenues increased $40 million compared with 2011.  This variance was due to additional revenues of $81 million resulting from the June 2012 rate order and from Consumers’ self-implemented rate increase in December 2011, $12 million from higher deliveries in 2012, and a $33 million increase in surcharge revenues.  These increases were offset partially by a $59 million charge to write off Consumers’ electric decoupling mechanism regulatory asset, and the absence, in 2012, of $27 million of electric decoupling revenues recognized in 2011.  Deliveries to end-use customers were 29.1 billion kWh in 2012, an increase of 0.4 billion kWh, or 1.4 percent, compared with 2011.

Other income, net of expenses:  For the three months ended September 30, 2012, other income decreased $8 million compared with 2011, and for the nine months ended September 30, 2012, other income decreased $10 million compared with 2011.  These decreases were due primarily to contributions related to a 2012 Michigan ballot proposal.

Maintenance and other operating expenses:  For the nine months ended September 30, 2012, maintenance and other operating expenses decreased $3 million compared with 2011.  This decrease reflected the authorized recovery of $14 million associated with Consumers’ canceled coal-fueled plant, a $9 million reduction in service restoration costs, and a $2 million decrease in other operating expenses.  These decreases were offset partially by $8 million of voluntary separation program expenses and $14 million related to higher energy optimization program costs.

Depreciation and amortization:  For the three months ended September 30, 2012, depreciation and amortization expense increased $17 million compared with 2011, and for the nine months ended September 30, 2012, depreciation and amortization expense increased $30 million compared with 2011.  These variances were due primarily to increased plant in service and an increase in depreciation expense authorized in a June 2012 rate order.

General Taxes:  For the three months ended September 30, 2012, general taxes increased $9 million compared with 2011, and for the nine months ended September 30, 2012, general taxes increased $7 million compared with 2011.  These increases were due primarily to the absence, in 2012, of a favorable Michigan single business tax audit.

Interest Charges:  For the three months ended September 30, 2012, interest charges decreased $5 million compared with 2011, and for the nine months ended September 30, 2012, interest charges decreased $9 million compared with 2011.  These decreases were due primarily to lower average debt levels and lower average interest rates in 2012.

Income taxes:  For the three months ended September 30, 2012, income taxes increased $16 million compared with 2011.  This increase was due primarily to higher electric utility earnings and a change from the Michigan Business Tax to the MCIT in January 2012.

For the nine months ended September 30, 2012, income taxes increased $19 million compared with 2011.  This increase was due primarily to higher electric utility earnings, a change from the Michigan Business Tax to the MCIT in January 2012, and the absence, in 2012, of a benefit related to the Medicare Part D Subsidy.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

		In Millions
September 30	2012	2011	Change
Net Income (Loss) Available to Common Stockholders
Three months ended	$ (3)	$ (5)	$ 2
Nine months ended	61	88	(27)

		In Millions
	September 30, 2012 better/(worse) than 2011
Reasons for the change	Three Months Ended	Nine Months Ended
Gas deliveries and rate increases	$ 6		$ (26)
Other income, net of expenses	(1)		(2)
Maintenance and other operating expenses	2		(6)
Depreciation and amortization	-		(5)
General taxes	(4)		(5)
Interest charges	3		6
Income taxes	(4)		11
Total change	$ 2		$ (27)

Gas deliveries and rate increases:  For the three months ended September 30, 2012, gas delivery revenues increased $6 million compared with 2011, due primarily to an increase in energy optimization surcharge revenues in 2012.  Gas deliveries, including transportation to end-use customers, were 25 bcf in 2012 and 2011.

For the nine months ended September 30, 2012, gas delivery revenues decreased $26 million compared with 2011.  This decrease reflected a $71 million reduction resulting from lower customer deliveries, due primarily to milder weather in early 2012.  The decrease was offset partially by $19 million of additional revenues from March 2012 and May 2011 rate increases, an $11 million increase in surcharge revenues, and a $15 million increase related to lower system losses.  Gas deliveries, including transportation to end-use customers, were 172 bcf in 2012, a decrease of 33 bcf, or 16 percent, compared with 2011.

Maintenance and other operating expenses:  For the nine months ended September 30, 2012, maintenance and other operating expenses increased $6 million compared with 2011.  This increase was due to $11 million of higher energy optimization program costs and $4 million of voluntary separation program expenses, offset partially by $9 million of lower gas distribution operating expenses.

Depreciation and amortization:  For the nine months ended September 30, 2012, depreciation and amortization expense increased $5 million compared with 2011, due to increased plant in service.

General Taxes:  For the three months ended September 30, 2012, general taxes increased $4 million compared with 2011, and for the nine months ended September 30, 2012, general taxes increased $5 million compared with 2011.  These increases were due primarily to the absence, in 2012, of a favorable Michigan single business tax audit.

Interest Charges:  For the three months ended September 30, 2012, interest charges decreased $3 million compared with 2011, and for the nine months ended September 30, 2012, interest charges decreased $6 million compared with 2011.  These decreases were due primarily to lower average debt levels and lower average interest rates in 2012.

Income taxes:  For the three months ended September 30, 2012, income taxes increased $4 million compared with 2011, due primarily to higher gas utility earnings.

For the nine months ended September 30, 2012, income taxes decreased $11 million compared with 2011, due primarily to lower gas utility earnings.

ENTERPRISES RESULTS OF OPERATIONS

			In Millions
September 30	2012	2011	Change
Net Income Available to Common Stockholders
Three months ended	$ 5	$ 4	$ 1
Nine months ended	9	36	(27)

For the three months ended September 30, 2012, net income of the enterprises segment increased $1 million compared with 2011, due primarily to an insurance settlement.

For the nine months ended September 30, 2012, net income of the enterprises segment decreased $27 million compared with 2011.  This change was due primarily to the absence, in 2012, of a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

			In Millions
September 30	2012	2011	Change
Net Loss Available to Common Stockholders
Three months ended	$ (19)	$ (19)	$ -
Nine months ended	(59)	(61)	2

For the nine months ended September 30, 2012, corporate interest and other net expenses decreased $2 million compared with 2011, due primarily to higher net earnings at EnerBank.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability associated with a prior asset sale, compared with income from discontinued operations of $2 million in 2011, which was due to a favorable legal settlement related to a previously sold business.

CASH POSITION, INVESTING, AND FINANCING

At September 30, 2012, CMS Energy had $159 million of consolidated cash and cash equivalents, which included $31 million of restricted cash and cash equivalents.  Consumers had $87 million of consolidated cash and cash equivalents, which included $30 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the nine months ended September 30, 2012 and 2011:

			In Millions
Nine Months Ended September 30	2012	2011	Change
CMS Energy, including Consumers
Net income	$ 317	$ 376	$ (59)
Non-cash transactions[1]	825	742	83
	1,142	1,118	24
Postretirement benefits contributions	(54)	(56)	2
Decrease in core working capital[2]	-	199	(199)
Other changes in assets and liabilities, net	(154)	(66)	(88)
Net cash provided by operating activities	$ 934	$ 1,195	$ (261)
Consumers
Net income	$ 361	$ 400	$ (39)
Non-cash transactions[1]	712	655	57
	1,073	1,055	18
Postretirement benefits contributions	(51)	(53)	2
Decrease in core working capital[2]	13	201	(188)
Other changes in assets and liabilities, net	(10)	42	(52)
Net cash provided by operating activities	$ 1,025	$ 1,245	$ (220)

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For the nine months ended September 30, 2012, net cash provided by operating activities at CMS Energy decreased $261 million compared with 2011, and net cash provided by operating activities at Consumers decreased $220 million compared with 2011.  The decreases were due primarily to lower gas sales and a smaller reduction in core working capital.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the nine months ended September 30, 2012 and 2011:

			In Millions
Nine Months Ended September 30	2012	2011	Change
CMS Energy, including Consumers
Capital expenditures	$ (861)	$ (624)	$ (237)
Costs to retire property and other	(77)	(128)	51
Net cash used in investing activities	$ (938)	$ (752)	$ (186)
Consumers
Capital expenditures	$ (857)	$ (618)	$ (239)
Costs to retire property and other	(43)	(65)	22
Net cash used in investing activities	$ (900)	$ (683)	$ (217)

For the nine months ended September 30, 2012, net cash used in investing activities at CMS Energy increased $186 million compared with 2011, and net cash used in investing activities at Consumers increased $217 million compared with 2011.  The increases were due primarily to increases in capital expenditures.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash used in financing activities for the nine months ended September 30, 2012 and 2011:

			In Millions
Nine Months Ended September 30	2012	2011	Change
CMS Energy, including Consumers
Issuance of FMBs, senior notes, and other debt	$ 1,325	$ 433	$ 892
Retirement of debt and other debt maturity payments	(1,166)	(343)	(823)
Common stock issued	27	26	1
Payments of common stock dividends	(188)	(159)	(29)
Other financing activities	(27)	(26)	(1)
Net cash used in financing activities	$ (29)	$ (69)	$ 40
Consumers
Issuance of FMBs	$ 725	$ -	$ 725
Retirement of debt and other debt maturity payments	(703)	(70)	(633)
Payments of common stock dividends	(302)	(292)	(10)
Stockholder contribution from CMS Energy	150	125	25
Other financing activities	(23)	(23)	-
Net cash used in financing activities	$ (153)	$ (260)	$ 107

For the nine months ended September 30, 2012, net cash used in financing activities at CMS Energy decreased $40 million compared with 2011, and net cash used in financing activities at Consumers decreased $107 million compared with 2011.  These decreases were due primarily to an increase in net debt issuances.

RETIREMENT BENEFITS

Presented in the following table are the most recent estimates of CMS Energy’s and Consumers’ pension cost, OPEB cost, and cash contributions through 2014:

				In Millions
	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution
CMS Energy, including Consumers
2012	$ 103	$ 74	$ -	$ 65
2013	122	76	-	74
2014	118	92	104	76
Consumers
2012	$ 100	$ 75	$ -	$ 64
2013	119	78	-	73
2014	115	94	101	75

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

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 5: Financings and Capitalization – Dividend Restrictions.  For the nine months ended September 30, 2012, Consumers paid $302 million in common stock dividends to CMS Energy.

In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million.  In June 2012 and June 2011, CMS Energy issued common stock under this program and received net proceeds of $15 million in each period.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at September 30, 2012:

					In Millions
	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$ 550	$ -	$ 2	$ 548	March 2016
Consumers
Revolving credit facility[2]	$ 500	$ -	$ 2	$ 498	March 2016
Revolving credit facility[2]	150	-	-	150	April 2017
Revolving credit facility[2]	30	-	30	-	September 2014

[1]	Obligations under this facility are secured by Consumers common stock.

[2]	Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing.  At September 30, 2012, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements and debt indentures contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At September 30, 2012, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements or debt indentures.  CMS Energy and Consumers were each in compliance with these limits as of September 30, 2012, as presented in the following table:

September 30, 2012
Credit Agreement, Indenture, or Facility	Description		Limit	Actual
CMS Energy
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.8 to 1.0
Senior notes indenture	Interest Coverage	>	1.6 to 1.0	4.0 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.0 to 1.0
Consumers
$500 million, $150 million, and $30 million revolving credit agreements, $375 million term loan credit agreement, and
$35 million and $68 million reimbursement agreements	Debt to Capital	<	0.65 to 1.0	0.48 to 1.0
$250 million accounts receivable purchase agreement	Debt to Capital	<	0.70 to 1.0	0.48 to 1.0

Components of CMS Energy’s and Consumers’ cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities.  CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to fund their contractual obligations for the remainder of 2012 and beyond.

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $512 million at September 30, 2012.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 3: Contingencies and Commitments – Guarantees.

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

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative:  Consumers continues to experience increasing demand for electricity due to Michigan’s recovering economy and increased use of air conditioning, consumer electronics, and other electric devices.  In July 2012, customers set a new all-time peak demand record of 9,006 MW.

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

•                  seeking an extension of compliance deadlines for new environmental standards;

•                  converting the units to natural gas instead of coal;

•                  decommissioning the units; and

•                  a combination of these options, depending on customer needs and market conditions.

With the potential closure of these plants, Consumers could experience a shortfall in generation capacity of up to 1,500 MW as early as 2015.  In order to address future capacity requirements and growing electric demand in Michigan, Consumers developed a balanced energy initiative, a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

•                  energy efficiency;

•                  demand management;

•                  expanded use of renewable energy;

•                  development of new power plants;

•                  power or generating asset purchases to complement existing generating sources; and

•                  continued operation or upgrade of existing units.

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

The 2008 Energy Law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity by 2015.  Through September 2012, Consumers has contracted for the purchase of 299 MW of nameplate capacity from renewable energy suppliers, which represents 60 percent of the 2015 renewable capacity requirement.

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

A proposal to raise Michigan’s renewable energy requirement will be included on the November 2012 statewide ballot.  The proposal, if passed, would amend the Michigan Constitution to require Michigan utilities to obtain at least 25 percent of their electric energy from clean renewable energy sources such as wind, solar, biomass, and hydropower by 2025.  The proposed amendment would also limit to not more than one percent per year electric utility rate increases charged to customers only to achieve compliance with the renewable energy standard, and would allow annual extensions of the deadline to the 25 percent standard in order to prevent rate increases over the one percent limit.

Energy Optimization Plan:  The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual sales reduction targets through at least 2015.  The targets are incremental with the goal of achieving a six percent reduction in customers’ electricity use and a four percent reduction in customers’ natural gas use by December 31, 2015.  Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs.  In September 2012, the MPSC authorized Consumers to collect $15 million from customers as an incentive payment for exceeding statutory savings targets under both its gas and electric energy optimization plans during 2011.  Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $115 million in energy savings during 2011.

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors.  Consumers believes economic conditions in Michigan are improving, and expects weather-adjusted electric deliveries to increase in 2012 by one percent compared with 2011.

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

Electric ROA:  The Customer Choice Act allows all of Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier.  The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At September 30, 2012, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 784 MW of generation service to ROA customers.  Based on 2011 weather-adjusted retail sales, Consumers expects 2012 electric deliveries under the ROA program to be at a similar level to 2011.

In March 2012, a bill was introduced to the Michigan Senate and House of Representatives that, upon enactment, would revise the 2008 Energy Law and allow customers then on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 24 percent.  The revision also proposes an increase in the cap of six percentage points per year from 2013 through 2015.  As a counterpoint to this proposal, another bill was introduced to the Michigan Senate and House of Representatives in June 2012 that would likely phase out electric choice and return the state’s electric industry to full regulation.  Consumers is unable to predict the outcome of these two legislative proposals.

Electric Transmission:  In July 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations.  In August 2011, Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s July order and opposing the allocation methodology.  In May 2012, FERC issued an order denying the utilities’

clarification/rehearing requests on this order.  Following this denial, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U.S. Court of Appeals.

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

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  See Note 4: Regulatory Matters for details on the following electric rate matters:

•                  electric rate case;

•                  Big Rock decommissioning;

•                  electric revenue decoupling mechanism;

•                  renewable energy plan; and

•                  energy optimization plan.

Pending Electric Rate Case:  In September 2012, Consumers filed an application with the MPSC seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements.  Costs associated with these investments represent 85 percent of the total annual rate increase requested.  The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery in 2014 of an additional $83 million associated with incremental 2014 investments, subject to reconciliation.

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

Air Quality:  In July 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  This rule had mandated emission reductions beginning in 2012, which CMS Energy and Consumers were prepared to meet through fuel blend changes.  In December 2011, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues.  In August 2012, the Court voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  In October 2012, the EPA sought a rehearing of this ruling.

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

Presently, Consumers’ strategy to comply with CAIR, CSAPR or its replacement rule, and MATS involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

•                  changes in environmental compliance costs related to Consumers’ coal-fueled power plants;

•                  a change in the fuel mix at coal-fueled and oil-fueled power plants;

•                  changes in how certain plants are used; and

•                  the retirement, mothballing, or repowering with an alternative fuel of some of Consumers’ generating units.

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

Fine Particulate Matter:  In June 2012, the EPA proposed revisions that would raise the air quality standard for fine particulate matter.  The revisions are designed to protect human health as well as regulate visibility in urban areas.  The final standard is due to be finalized by December 2012.  While Consumers expects that short-term impacts of the proposed changes would be limited, the longer-term impacts could include further pressure in Michigan for reductions in fine particulate matter.

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

In 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which sets greenhouse gas emissions limits that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Renewable Operating Permit programs.  Numerous parties challenged this rule in the U.S. Court of Appeals for the D.C. Circuit.  In June 2012, the U.S. Court of Appeals for the D.C. Circuit upheld the Tailoring Rule and dismissed challenges to it and to three other greenhouse gas rules.  Some parties have sought a rehearing, which is pending.  Consumers does not expect to incur significant expenditures to comply with this rule.

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

CCBs:  In June 2010, the EPA proposed rules regulating CCBs, such as coal ash, under the Resource Conservation and Recovery Act.  A final rule may be issued in late 2012, but the EPA may first publish additional information for public comment, which could delay the rule well into 2013.  Michigan already regulates CCBs as low-hazard industrial waste.  The EPA proposed a range of alternatives for regulating CCBs, including regulation as either a nonhazardous waste or a hazardous waste.  If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal.  Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal.  Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:  In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers continues to evaluate this proposed rule and its potential impacts on Consumers’ plants.  A final rule is expected in mid-2013.  Consumers also expects the EPA to propose new regulations in 2013 for wastewater discharges from electric generating plants that will require physical and/or chemical treatment facilities for all wastewater.  A final rule is expected in 2014.

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

Gas Transportation:  In July 2012, Trunkline filed a proposal with FERC to cease transporting natural gas through one of its two main transmission pipelines serving Michigan.  More than 60 percent of the natural gas supplied to Consumers’ gas customers is delivered by Trunkline’s two main transmission pipelines.  In August 2012, Consumers filed a motion with FERC to protest against the proposed abandonment on the grounds that it would negatively impact customers and that it could hamper the development of natural gas-fueled electric generation in Michigan.  The Governor, the MPSC, and various other parties have also filed protests with FERC.  If Trunkline’s proposal is granted, the abandonment could result in higher gas prices and reduced availability for Michigan gas customers.

Gas Rate Matters:  Rate matters are critical to Consumers’ gas utility business.  For details on Consumers’ gas rate case and gas revenue decoupling mechanism, see Note 4: Regulatory Matters.

Gas Depreciation:  In August 2012, the MPSC approved a settlement agreement in Consumers’ gas depreciation case.  The depreciation rates, which will become effective in January 2013, will result in a $5 million decrease in annual gas depreciation expense for Consumers.

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

•                  historical design and construction documentation to verify maximum allowable operating pressures; and

•                  establishment of new regulations for testing (pressure tests or equivalent methods) of previously untested pipelines in high-consequence areas.

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

CONSUMERS OTHER OUTLOOK AND UNCERTAINTIES

Smart Energy:  Consumers’ grid modernization effort continues.  In August 2012, Consumers began installing smart meters in Muskegon County.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  Consumers expects to have 53,000 residential and small business customers in Muskegon County upgraded to smart meters by the end of 2012 and to install 200,000 smart meters throughout western Michigan in each of the years 2013 and 2014.  By mid-2013, Consumers should be able to begin reading meters remotely; further functionality will be added in 2013 and 2014.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans.  EnerBank represented two percent of CMS Energy’s net assets at September 30, 2012, and four percent of CMS Energy’s net income available to common stockholders for the nine months ended September 30, 2012.  The carrying value of EnerBank’s loan portfolio was $513 million at September 30, 2012.  Its loan portfolio was funded primarily by deposit liabilities of $488 million.  Twelve-month rolling average default rates on loans held by EnerBank have declined from 1.0 percent at September 30, 2011 to 0.8 percent at September 30, 2012.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  Presently, EnerBank meets or exceeds all of its capital requirements.

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

NEW ACCOUNTING STANDARDS

For details regarding the implementation of new accounting standards during the nine months ended September 30, 2012, see Note 1: New Accounting Standards.

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Operating Revenue	$ 1,507	$ 1,464	$ 4,583	$ 4,883

Operating Expenses
Fuel for electric generation	190	199	446	504
Purchased and interchange power	386	365	1,037	968
Purchased power – related parties	23	23	65	64
Cost of gas sold	80	107	763	1,095
Maintenance and other operating expenses	295	301	872	868
Depreciation and amortization	138	120	440	404
General taxes	53	33	170	151
Gain on asset sales, net	(1)	-	(1)	-
Total operating expenses	1,164	1,148	3,792	4,054

Operating Income	343	316	791	829

Other Income (Expense)
Interest income	1	4	3	8
Allowance for equity funds used during construction	2	1	6	4
Income from equity method investees	5	4	13	10
Other income	3	3	9	12
Other expense	(11)	(3)	(16)	(8)
Total other income	-	9	15	26

Interest Charges
Interest on long-term debt	92	99	280	298
Other interest expense	5	6	16	18
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)
Total interest charges	96	104	293	313

Income Before Income Taxes	247	221	513	542
Income Tax Expense	98	81	203	168

Income From Continuing Operations	149	140	310	374
Income From Discontinued Operations, Net of Tax of $-, $-, $4, and $1	-	-	7	2

Net Income	149	140	317	376
Income Attributable to Noncontrolling Interests	1	1	2	2

Net Income Available to Common Stockholders	$ 148	$ 139	$ 315	$ 374

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$ 148	$ 139	$ 308	$ 372
Amounts attributable to discontinued operations	-	-	7	2
Net income available to common stockholders	$ 148	$ 139	$ 315	$ 374

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$ 1	$ 1	$ 2	$ 2
Amounts attributable to discontinued operations	-	-	-	-
Income attributable to noncontrolling interests	$ 1	$ 1	$ 2	$ 2

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$ 0.56	$ 0.55	$ 1.18	$ 1.48
Basic earnings from discontinued operations	-	-	0.03	0.01
Basic earnings attributable to common stock	$ 0.56	$ 0.55	$ 1.21	$ 1.49

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$ 0.55	$ 0.53	$ 1.14	$ 1.42
Diluted earnings from discontinued operations	-	-	0.03	0.01
Diluted earnings attributable to common stock	$ 0.55	$ 0.53	$ 1.17	$ 1.43

Dividends Declared Per Common Share	$ 0.24	$ 0.21	$ 0.72	$ 0.63

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Net Income Attributable to CMS Energy
Net income	$ 149	$ 140	$ 317	$ 376
Income attributable to noncontrolling interests	1	1	2	2
Net income attributable to CMS Energy	148	139	315	374

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of
$-, $1, $-, and $1	1	-	3	1

Investments
Unrealized gain (loss) on investments, net of tax of
$1, $-, $1, and $-	1	(2)	3	(1)

Other Comprehensive Income	2	(2)	6	-

Total Comprehensive Income	$ 150	$ 137	$ 321	$ 374

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Nine Months Ended September 30	2012	2011

Cash Flows from Operating Activities
Net income	$ 317	$ 376
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	440	404
Deferred income taxes and investment tax credit	193	149
Postretirement benefits expense	141	124
Other non-cash operating activities	51	65
Postretirement benefits contributions	(54)	(56)
Changes in other assets and liabilities
Decrease in accounts receivable, notes receivable, and accrued revenue	99	295
Increase in inventories	(83)	(106)
Decrease in deferred property taxes	140	133
Increase (decrease) in accounts payable	(16)	10
Decrease in accrued expenses	(251)	(227)
Decrease (increase) in other current and non-current assets	1	(23)
Increase (decrease) in other current and non-current liabilities	(44)	51
Net cash provided by operating activities	934	1,195

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(861)	(624)
Cost to retire property	(32)	(43)
Increase in EnerBank loans receivable	(32)	(60)
Other investing activities	(13)	(25)
Net cash used in investing activities	(938)	(752)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,300	375
Proceeds from EnerBank notes, net	25	58
Issuance of common stock	27	26
Retirement of long-term debt	(1,166)	(300)
Payment of DOE liability	-	(43)
Payment of common stock dividends	(188)	(159)
Payment of capital and finance lease obligations and other financing costs	(27)	(26)
Net cash used in financing activities	(29)	(69)

Net Increase (Decrease) in Cash and Cash Equivalents, Including Assets Held for Sale	(33)	374
Decrease in Cash and Cash Equivalents Included in Assets Held for Sale	-	2

Net Increase (Decrease) in Cash and Cash Equivalents	(33)	376
Cash and Cash Equivalents, Beginning of Period	161	247

Cash and Cash Equivalents, End of Period	$ 128	$ 623

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS

		In Millions
	September 30	December 31
	2012	2011

Current Assets
Cash and cash equivalents	$ 128	$ 161
Restricted cash and cash equivalents	31	27
Accounts receivable and accrued revenue, less allowances of $30 in
2012 and $35 in 2011	667	869
Notes receivable	28	49
Accounts receivable – related parties	11	10
Accrued power supply revenue	15	-
Inventories at average cost
Gas in underground storage	986	929
Materials and supplies	99	92
Generating plant fuel stock	187	166
Deferred income taxes	-	24
Deferred property taxes	119	187
Regulatory assets	27	1
Prepayments and other current assets	62	50
Total current assets	2,360	2,565

Plant, Property, and Equipment
Plant, property, and equipment, gross	15,103	14,751
Less accumulated depreciation and amortization	5,047	4,901
Plant, property, and equipment, net	10,056	9,850
Construction work in progress	1,134	783
Total plant, property, and equipment	11,190	10,633

Other Non-current Assets
Regulatory assets	2,273	2,466
Accounts and notes receivable, less allowances of $5 in 2012 and 2011	512	462
Investments	56	50
Other	217	276
Total other non-current assets	3,058	3,254

Total Assets	$ 16,608	$ 16,452

LIABILITIES AND EQUITY

		In Millions
	September 30	December 31
	2012	2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$ 510	$ 1,057
Accounts payable	491	575
Accounts payable – related parties	9	9
Accrued rate refunds	17	30
Accrued interest	64	101
Accrued taxes	83	282
Deferred income taxes	52	-
Regulatory liabilities	122	125
Other current liabilities	137	159
Total current liabilities	1,485	2,338

Non-current Liabilities
Long-term debt	6,711	6,040
Non-current portion of capital and finance lease obligations	155	167
Regulatory liabilities	1,939	1,875
Postretirement benefits	1,291	1,289
Asset retirement obligations	264	254
Deferred investment tax credit	44	46
Deferred income taxes	1,156	1,035
Other non-current liabilities	323	336
Total non-current liabilities	11,883	11,042

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 263.9 shares in 2012
and 254.1 shares in 2011	3	3
Other paid-in capital	4,662	4,627
Accumulated other comprehensive loss	(43)	(49)
Accumulated deficit	(1,426)	(1,553)
Total common stockholders equity	3,196	3,028
Noncontrolling interests	44	44
Total equity	3,240	3,072

Total Liabilities and Equity	$ 16,608	$ 16,452

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Total Equity at Beginning of Period	$ 3,155	$ 3,002	$ 3,072	$ 2,837

Common Stock
At beginning of period	3	3	3	2
Common stock issued	-	-	-	1
At end of period	3	3	3	3

Other Paid-in Capital
At beginning of period	4,664	4,621	4,627	4,588
Common stock issued	7	7	38	35
Common stock reissued	-	-	6	5
Common stock repurchased	(9)	(6)	(9)	(6)
At end of period	4,662	4,622	4,662	4,622

Accumulated Other Comprehensive Loss
At beginning of period	(45)	(38)	(49)	(40)
Retirement benefits liability
At beginning of period	(46)	(38)	(48)	(39)
Retirement benefits liability adjustments	1	-	3	1
At end of period	(45)	(38)	(45)	(38)
Investments
At beginning of period	2	1	-	-
Unrealized gain (loss) on investments	1	(2)	3	(1)
At end of period	3	(1)	3	(1)
Derivative instruments
At beginning and end of period	(1)	(1)	(1)	(1)
At end of period	(43)	(40)	(43)	(40)

Accumulated Deficit
At beginning of period	(1,511)	(1,628)	(1,553)	(1,757)
Net income attributable to CMS Energy	148	139	315	374
Common stock dividends declared	(63)	(53)	(188)	(159)
At end of period	(1,426)	(1,542)	(1,426)	(1,542)

Noncontrolling Interests
At beginning of period	44	44	44	44
Income attributable to noncontrolling interests	1	1	2	2
Distributions and other changes in noncontrolling interests	(1)	(1)	(2)	(2)
At end of period	44	44	44	44

Total Equity at End of Period	$ 3,240	$ 3,087	$ 3,240	$ 3,087

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Operating Revenue	$ 1,448	$ 1,397	$ 4,405	$ 4,688

Operating Expenses
Fuel for electric generation	166	175	382	442
Purchased and interchange power	379	362	1,019	954
Purchased power – related parties	23	24	65	64
Cost of gas sold	74	88	734	1,038
Maintenance and other operating expenses	284	286	827	824
Depreciation and amortization	137	119	436	401
General taxes	51	38	165	153
Total operating expenses	1,114	1,092	3,628	3,876

Operating Income	334	305	777	812

Other Income (Expense)
Interest income	-	2	2	6
Interest and dividend income – related parties	1	1	1	1
Allowance for equity funds used during construction	2	1	6	4
Other income	3	3	14	16
Other expense	(11)	(3)	(16)	(8)
Total other income (expense)	(5)	4	7	19

Interest Charges
Interest on long-term debt	56	62	175	188
Other interest expense	4	5	12	14
Allowance for borrowed funds used during construction	(1)	(1)	(3)	(3)
Total interest charges	59	66	184	199

Income Before Income Taxes	270	243	600	632
Income Tax Expense	107	88	239	232

Net Income	163	155	361	400
Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholder	$ 162	$ 154	$ 359	$ 398

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

				In Millions
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Net Income	$ 163	$ 155	$ 361	$ 400

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $- for all periods presented	1	-	2	1

Investments
Unrealized loss on investments, net of tax (tax benefit) of $1, $-, $(1), and $(1)	-	-	-	(1)

Other Comprehensive Income	1	-	2	-

Total Comprehensive Income	$ 164	$ 155	$ 363	$ 400

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

In Millions

Nine Months Ended September 30	2012	2011

Cash Flows from Operating Activities
Net income	$ 361	$ 400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	436	401
Deferred income taxes and investment tax credit	92	85
Postretirement benefits expense	138	117
Other non-cash operating activities	46	52
Postretirement benefits contributions	(51)	(53)
Changes in other assets and liabilities
Decrease in accounts receivable, notes receivable, and accrued revenue	98	283
Increase in inventories	(81)	(109)
Decrease in deferred property taxes	140	133
Increase (decrease) in accounts payable	(4)	27
Decrease in accrued expenses	(143)	(126)
Decrease (increase) in other current and non-current assets	2	(25)
Increase (decrease) in other current and non-current liabilities	(9)	60
Net cash provided by operating activities	1,025	1,245

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(857)	(618)
Cost to retire property	(32)	(43)
Other investing activities	(11)	(22)
Net cash used in investing activities	(900)	(683)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	725	-
Retirement of long-term debt	(703)	(27)
Payment of DOE liability	-	(43)
Payment of common stock dividends	(302)	(292)
Payment of preferred stock dividends	(2)	(2)
Stockholder contribution	150	125
Payment of capital and finance lease obligations and other financing costs	(21)	(21)
Net cash used in financing activities	(153)	(260)

Net Increase (Decrease) in Cash and Cash Equivalents	(28)	302

Cash and Cash Equivalents, Beginning of Period	85	71

Cash and Cash Equivalents, End of Period	$ 57	$ 373

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

In Millions

	September 30	December 31
	2012	2011

Current Assets
Cash and cash equivalents	$ 57	$ 85
Restricted cash and cash equivalents	30	26
Accounts receivable and accrued revenue, less allowances of $28 in 2012 and $33 in 2011	659	860
Notes receivable	-	23
Accounts receivable – related parties	1	1
Accrued power supply revenue	15	-
Inventories at average cost
Gas in underground storage	982	929
Materials and supplies	95	88
Generating plant fuel stock	186	164
Deferred property taxes	119	187
Regulatory assets	27	1
Prepayments and other current assets	56	43
Total current assets	2,227	2,407

Plant, Property, and Equipment
Plant, property, and equipment, gross	14,968	14,621
Less accumulated depreciation and amortization	4,988	4,846
Plant, property, and equipment, net	9,980	9,775
Construction work in progress	1,133	782
Total plant, property, and equipment	11,113	10,557

Other Non-current Assets
Regulatory assets	2,273	2,466
Accounts and notes receivable	26	1
Investments	31	35
Other	134	196
Total other non-current assets	2,464	2,698

Total Assets	$ 15,804	$ 15,662

LIABILITIES AND EQUITY

In Millions

	September 30	December 31
	2012	2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$ 62	$ 363
Accounts payable	480	561
Accounts payable – related parties	11	11
Accrued rate refunds	17	30
Accrued interest	34	73
Accrued taxes	198	287
Deferred income taxes	101	73
Regulatory liabilities	122	125
Other current liabilities	105	119
Total current liabilities	1,130	1,642

Non-current Liabilities
Long-term debt	4,308	3,987
Non-current portion of capital and finance lease obligations	155	167
Regulatory liabilities	1,939	1,875
Postretirement benefits	1,229	1,225
Asset retirement obligations	263	253
Deferred investment tax credit	44	46
Deferred income taxes	1,881	1,817
Other non-current liabilities	252	256
Total non-current liabilities	10,071	9,626

Commitments and Contingencies (Notes 3, 4, 5, 7, and 8)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,107	2,957
Accumulated other comprehensive loss	-	(2)
Retained earnings	611	554
Total common stockholder equity	4,559	4,350
Preferred stock	44	44
Total equity	4,603	4,394

Total Liabilities and Equity	$ 15,804	$ 15,662

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

In Millions

	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011

Total Equity at Beginning of Period	$ 4,584	$ 4,353	$ 4,394	$ 4,180

Common Stock
At beginning and end of period	841	841	841	841

Other Paid-in Capital
At beginning of period	3,107	2,957	2,957	2,832
Stockholder contribution	-	-	150	125
At end of period	3,107	2,957	3,107	2,957

Accumulated Other Comprehensive Loss
At beginning of period	(1)	-	(2)	-
Retirement benefits liability
At beginning of period	(18)	(15)	(19)	(16)
Retirement benefits liability adjustments	1	-	2	1
At end of period	(17)	(15)	(17)	(15)
Investments
At beginning of period	17	15	17	16
Unrealized loss on investments	-	-	-	(1)
At end of period	17	15	17	15
At end of period	-	-	-	-

Retained Earnings
At beginning of period	593	511	554	463
Net income	163	155	361	400
Common stock dividends declared	(144)	(96)	(302)	(292)
Preferred stock dividends declared	(1)	(1)	(2)	(2)
At end of period	611	569	611	569

Preferred Stock
At beginning and end of period	44	44	44	44

Total Equity at End of Period	$ 4,603	$ 4,411	$ 4,603	$ 4,411

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following tables are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

			In Millions
September 30, 2012	Total	Level 1	Level 2	Level 3
CMS Energy, including Consumers
Assets
Cash equivalents	$ 60	$ 60	$ -	$ -
Restricted cash equivalents	14	14	-	-
Nonqualified deferred compensation plan assets	5	5	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	128	128	-	-
Derivative instruments
Commodity contracts	6	1	1	4
Total	$ 214	$ 209	$ 1	$ 4
Liabilities
Nonqualified deferred compensation plan liabilities	$ 5	$ 5	$ -	$ -
Derivative instruments
Commodity contracts	6	-	3	3
Total	$ 11	$ 5	$ 3	$ 3
Consumers
Assets
Cash equivalents	$ 17	$ 17	$ -	$ -
Restricted cash equivalents	13	13	-	-
CMS Energy common stock	31	31	-	-
Nonqualified deferred compensation plan assets	3	3	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	86	86	-	-
Derivative instruments
Commodity contracts	4	-	-	4
Total	$ 155	$ 151	$ -	$ 4
Liabilities
Nonqualified deferred compensation plan liabilities	$ 3	$ 3	$ -	$ -
Total	$ 3	$ 3	$ -	$ -

			In Millions
December 31, 2011	Total	Level 1	Level 2	Level 3
CMS Energy, including Consumers
Assets
Cash equivalents	$ 109	$ 109	$ -	$ -
Restricted cash equivalents	15	15	-	-
Nonqualified deferred compensation plan assets	4	4	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	113	113	-	-
Derivative instruments
Commodity contracts	3	1	-	2
Total	$ 245	$ 243	$ -	$ 2
Liabilities
Nonqualified deferred compensation plan liabilities	$ 4	$ 4	$ -	$ -
Derivative instruments
Commodity contracts	7	-	3	4
Total	$ 11	$ 4	$ 3	$ 4
Consumers
Assets
Cash equivalents	$ 56	$ 56	$ -	$ -
Restricted cash equivalents	14	14	-	-
CMS Energy common stock	35	35	-	-
Nonqualified deferred compensation plan assets	3	3	-	-
SERP
Cash equivalents	1	1	-	-
Mutual funds	74	74	-	-
Derivative instruments
Commodity contracts	2	-	-	2
Total	$ 185	$ 183	$ -	$ 2
Liabilities
Nonqualified deferred compensation plan liabilities	$ 3	$ 3	$ -	$ -
Total	$ 3	$ 3	$ -	$ -

Cash Equivalents:  Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.

Nonqualified Deferred Compensation Plan Assets:  The nonqualified deferred compensation plan assets consist of various mutual funds that are valued using a market approach.  CMS Energy and Consumers value these assets using the daily quoted net asset values that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report these assets in other non-current assets on their consolidated balance sheets.

SERP Assets:  CMS Energy and Consumers value their SERP assets using a market approach, incorporating prices and other relevant information from market transactions.  The SERP cash equivalents consist of a money market fund with daily liquidity.  The SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities.  In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments.  CMS Energy and Consumers value these funds using the daily quoted net asset values that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report their SERP assets in other non-current assets on their consolidated balance sheets.  For additional details about SERP securities, see Note 7: Financial Instruments.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following tables are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

			In Millions
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
CMS Energy, including Consumers
Balance at beginning of period	$ 3	$ -	$ (2)	$ (3)
Total gains (losses) included in earnings[1]	(1)	(1)	1	(1)
Total gains (losses) offset through regulatory accounting	1	(1)	8	1
Purchases	-	-	-	1
Settlements	(2)	1	(6)	1
Balance at end of period	$ 1	$ (1)	$ 1	$ (1)
Unrealized gains (losses) included in earnings relating to
assets and liabilities still held at end of period[1]	$ (1)	$ (1)	$ 1	$ -
Consumers
Balance at beginning of period	$ 5	$ 3	$ 2	$ 1
Total gains (losses) offset through regulatory accounting	1	(1)	8	1
Purchases	-	-	-	1
Settlements	(2)	-	(6)	(1)
Balance at end of period	$ 4	$ 2	$ 4	$ 2

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

After removal to federal court, all of the cases described above were transferred to the MDL.  CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remained parties.  All CMS Energy defendants were dismissed from the Breckenridge case in 2009.  In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case and the Arandell (Wisconsin) case was reinstated against CMS ERM.  In July 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption.  Plaintiffs have filed appeals in all of the cases.  The issues on appeal are whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim.  The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.  Oral argument on the appeal was held before the Ninth Circuit Court in San Francisco in October 2012.

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

Bay Harbor:  As part of the development of Bay Harbor by certain subsidiaries of CMS Energy, and under an agreement with the MDEQ, third parties constructed a golf course and park over several abandoned CKD piles left over from the former cement plant operations on the Bay Harbor site.  The third parties also undertook a series of response activities, including constructing a leachate collection system in one area where CKD-impacted groundwater was entering Little Traverse Bay.  Leachate is produced when water enters into the CKD piles.  In 2002, CMS Energy sold its interest in Bay Harbor, but retained its obligations under environmental indemnities entered into at the start of the project.  In 2005, the EPA, along with CMS Land and CMS Capital, voluntarily executed an Administrative Order on Consent under Superfund, and the EPA approved a Removal Action Work Plan to address contamination issues.  A number of remediation measures were subsequently completed.  In June 2012, CMS Energy and the MDEQ finalized an agreement that established the final remedies and the future release criteria at the site.  CMS Energy is in the process of completing all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010.  This permit requires renewal every five years.

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

CMS Energy has recorded a cumulative charge related to Bay Harbor of $226 million, which includes accretion expense.  At September 30, 2012, CMS Energy had a recorded liability of $64 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010.  The undiscounted amount of the remaining obligation is $85 million.  CMS Energy expects to pay $4 million during the remainder of 2012, $10 million in 2013, $5 million in 2014, $4 million in 2015, $4 million in 2016, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

CMS Energy’s estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:

•                 a significant increase in the cost of the present long-term water disposal strategy;

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

•                  unanticipated difficulties in meeting the technical commitments in the agreement with the MDEQ;

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

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites will be between $4 million and $7 million.  At September 30, 2012, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

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

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At September 30, 2012, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

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

Ludington PCB:  In 1998, during routine maintenance activities, Consumers identified PCB as a component in certain paint, grout, and sealant materials at Ludington.  Consumers removed and replaced part of the PCB material with non-PCB material.  Consumers has had several communications with the

EPA regarding this matter.  Consumers is not able to predict when the EPA will issue a final ruling and cannot predict the financial impact or outcome of this matter.

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

At September 30, 2012, Consumers had a recorded liability of $125 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011.  The undiscounted amount of the remaining obligation is $137 million.  Consumers expects to incur remediation and other response activity costs during the remainder of 2012 and in each of the next four years as follows:

				In Millions
	2012	2013	2014	2015	2016
Consumers
Remediation and other response activity costs	$ 7	$ 11	$ 11	$ 20	$ 11

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At September 30, 2012, Consumers had a regulatory asset of $153 million related to the MGP sites.

CONSUMERS OTHER CONTINGENCIES

Other Environmental Matters:  Consumers initiated preliminary investigations during 2012 at a number of potentially contaminated sites it presently owns with the intention of determining whether any contamination exists and the extent of any identified contamination.  The sites to be investigated include combustion turbine sites, generating sites, compressor stations, and above-ground storage tanks.  Evidence of contamination led Consumers to plan remedial investigations and certain interim response measures at some of these sites.  The cost of these activities has been incorporated into Consumers’ estimated liability for NREPA sites.  Consumers will continue its preliminary investigations at other potentially contaminated sites through 2013.  Consumers cannot predict an outcome at this stage of the investigations.

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at September 30, 2012:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation		Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and		Various through
other agreements	Various	September 2029	$ 512	[1]	$ 15
Various through
Guarantees	Various	March 2021	60		1
Consumers
Various through
Indemnity obligations and other guarantees	Various	September 2029	$ 30		$ 1

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

Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance
CMS Energy, including Consumers
Indemnity obligations from asset	Stock and asset sale	Findings of misrepresentation, breach of
sales and other agreements	agreements	warranties, tax claims, and other specific
events or circumstances

Guarantees	Normal operating activity	Nonperformance or non-payment by a
subsidiary under a related contract
Consumers
Indemnity obligations and other guarantees	Normal operating activity	Nonperformance or claims made by third
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

4:               REGULATORY MATTERS

Rate matters are critical to Consumers.  The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers and have appealed significant MPSC orders.  Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Consumers cannot predict the outcome of these proceedings.

There are multiple appeals pending that involve various issues concerning cost allocation among customers, the allocation of refunds among customer groups, and the adequacy of the evidence supporting the recovery of Smart Energy investments.  Consumers is unable to predict the outcome of these appeals.

CONSUMERS’ ELECTRIC UTILITY

Electric Rate Case:  In June 2011, Consumers filed an application with the MPSC seeking an annual rate increase of $195 million, based on a 10.7 percent authorized return on equity, in order to recover new investment in system reliability, environmental compliance, and technology enhancements.  Consumers self-implemented an annual rate increase of $118 million in December 2011, subject to refund with interest.  In June 2012, the MPSC authorized an annual rate increase of $118 million, based on a 10.3 percent authorized return on equity.  Consumers filed an application in September 2012 to reconcile the total revenues collected during self-implementation to those that would have been collected under final rates.  This reconciliation requests that the MPSC find that no refund is required.

The annual rate increase authorized by the MPSC included a $20 million increase in annual depreciation expense resulting from the new depreciation rates that the MPSC approved in June 2011 in Consumers’ electric depreciation case.  These new depreciation rates went into effect with the June 2012 electric rate case order.

Also included in the authorized annual rate increase was the recovery of $14 million of development costs associated with Consumers’ proposed 830-MW coal-fueled plant.  The MPSC authorized Consumers to recover these costs over a three-year period.  Consumers canceled its plans to build this plant in December 2011, after having written off its development costs of $22 million in 2010.  At June 30, 2012, Consumers recorded a $14 million regulatory asset for the recovery of these costs with a corresponding benefit recognized in earnings.  In September 2012, a party in Consumers’ electric rate case filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s conclusion that authorized Consumers to recover these costs.

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

Consumers has an $85 million regulatory asset recorded for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE’s failure to accept nuclear fuel.  Consumers filed a complaint against the DOE in 2002 for this failure.  In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million; Consumers recorded a $120 million regulatory liability related to this settlement.  In September 2011, Consumers filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs.  Various parties are opposing this request, seeking additional refunds, or seeking other relief.  In September 2012, the administrative law judge issued a proposal for decision recommending that Consumers refund $44 million of the settlement proceeds to customers and retain the remaining balance of $76 million.  Consumers has filed exceptions to this recommendation.

Electric Revenue Decoupling Mechanism:  The MPSC’s 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism, subject to certain conditions.  This decoupling mechanism, which was extended through November 2011 in the 2010 electric rate case order, allowed Consumers to adjust future electric rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average sales per customer.  Various parties filed appeals concerning Consumers’ electric revenue decoupling mechanism.

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

In August 2012, the MPSC dismissed Consumers’ reconciliation of the electric revenue decoupling mechanism for the period December 2009 through November 2010.  Consumers’ second reconciliation remains pending with the MPSC. Consumers expects the MPSC to dismiss this reconciliation.

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

In May 2012, Consumers filed its third annual report and reconciliation for its energy optimization plan, requesting approval of Consumers’ reconciliation of energy optimization plan costs for 2011.  In September 2012, the MPSC approved Consumers’ settlement agreement and authorized Consumers to collect $15 million from customers as an incentive payment for exceeding statutory savings targets under both its gas and electric energy optimization plans during 2011.  Consumers will collect this incentive over seven months beginning in June 2013.

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

In June 2012, the MPSC approved Consumers’ settlement agreement and authorized an annual rate increase of $16 million, based on a 10.3 percent authorized return on equity.  In September 2012, Consumers filed an application to reconcile the total revenues collected during self-implementation to those that would have been collected under the final rates.  As a result of the reconciliation, which found that a refund was required, Consumers had a $2 million regulatory liability recorded at September 30, 2012.

Gas Revenue Decoupling Mechanism:  The MPSC’s 2009 gas rate case order authorized Consumers to implement a gas revenue decoupling mechanism, subject to certain conditions.  This decoupling mechanism, which was extended through April 2012, allowed Consumers to adjust future gas rates to compensate for changes in sales volumes resulting from the difference between the level of average sales per customer adopted in the order and actual average weather-adjusted sales per customer.  This mechanism was not affected by the Michigan Court of Appeals decision on electric decoupling.

In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism with the MPSC, requesting recovery of $16 million from customers for the period June 2010 through May 2011.  The matter remains pending before the MPSC.  Certain parties have filed in opposition to this reconciliation.

Consumers filed its second reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.

At September 30, 2012, Consumers had a $33 million regulatory asset recorded for gas revenue decoupling.  If the MPSC were to reject all or a major portion of Consumers’ requested recovery from its gas revenue decoupling mechanism or if the recovery period were to be substantially delayed, Consumers could be required to write off all or a portion of the related regulatory asset.

5:               FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the nine months ended September 30, 2012:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt Issuances
CMS Energy
Senior notes	$ 300	5.05%	March 2012	March 2022
Term loan facility[1,2]	180	variable	February 2012 and July 2012	December 2016
CMS Energy Total	480
Consumers
FMB	375	2.85%	May 2012	May 2022
Term loan facility[3]	350	variable	June 2012	March 2013
Tax-exempt bonds[4]	68	variable	August 2012	April 2018
Tax-exempt bonds[4]	35	variable	August 2012	April 2035
Consumers Total	828
Total	$ 1,308

Debt Retirements
CMS Energy
Contingently convertible senior notes[5]	$ 226	2.88%	January 2012 and April 2012	December 2024
Trust Preferred Securities	29	7.75%	February 2012	July 2027
Senior notes	150	variable	July 2012	January 2013
CMS Energy Total	405
Consumers
FMB	300	5.00%	February 2012	February 2012
FMB	375	5.38%	May 2012	April 2013
Tax-exempt bonds[4]	68	variable	August 2012	April 2018
Tax-exempt bonds[4]	35	variable	August 2012	April 2035
Consumers Total	778
Total	$ 1,183

1 Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 2.5 percent.

2 CMS Energy used these proceeds to retire the 7.75 percent Trust Preferred Securities and floating-rate senior notes due January 2013.

3 In June 2012, Consumers entered into a short-term credit agreement permitting Consumers to borrow up to $375 million.  Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 0.8 percent.

4 In August 2012, Consumers utilized the Michigan Strategic Fund for the issuance of $68 million and $35 million of tax-exempt Michigan Strategic Fund revenue bonds.  The bonds, which are backed by letters of credit and collateralized by Consumers’ FMBs, are subject to optional tender by the holders that would result in remarketing. Consumers used the proceeds to redeem $103 million of tax-exempt bonds in August 2012.

5 CMS Energy’s contingently convertible notes.  See the “Contingently Convertible Securities” section in this Note for further discussion of the conversions.

In July 2012, Consumers executed a bond purchase agreement under which it will issue, in a December 2012 private placement, $52 million of 3.19 percent FMBs due 2024, $35 million of 3.39 percent FMBs due 2027, and $263 million of 4.31 percent FMBs due 2042.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at September 30, 2012:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy
March 31, 2016[1]	$ 550	$ -	$ 2	$ 548
Consumers
March 31, 2016[2]	$ 500	$ -	$ 2	$ 498
April 18, 2017[2]	150	-	-	150
September 9, 2014[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.  CMS Energy’s average borrowings during the nine months ended September 30, 2012 were $16 million, with a weighted-average annual interest rate of 2.26 percent, representing LIBOR plus 2.00 percent.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At September 30, 2012, $250 million of accounts receivable were eligible for transfer, and no accounts receivable had been transferred under the program.  During the nine months ended September 30, 2012, Consumers’ average short-term borrowings totaled $11 million, with a weighted average annual interest rate of 0.9 percent.

Contingently Convertible Securities:  Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at September 30, 2012:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price
5.50% senior notes	2029	$ 172	$ 13.94	$ 18.12

During 20 of the last 30 trading days ended September 30, 2012, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending December 31, 2012.

Presented in the following table are details about conversions of contingently convertible securities during the nine months ended September 30, 2012:

	Conversion Date	Principal Converted (In Millions)	Conversion Value per $1,000 of Principal	Shares of Common Stock Issued on Settlement	Cash Paid on Settlement (In Millions)
2.875% senior notes due 2024	January 2012	$ 73	$ 1,738.99	2,464,138	$ 73
	April 2012	153	1,774.98	5,381,349	153

Dividend Restrictions:  Under provisions of CMS Energy’s senior notes indenture, at September 30, 2012, payment of common stock dividends by CMS Energy was limited to $1.4 billion.

Under the provisions of its articles of incorporation, at September 30, 2012, Consumers had $550 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the nine months ended September 30, 2012, CMS Energy received $302 million of common stock dividends from Consumers.

Issuance of Common Stock:  In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million.  In June 2012, under this program, CMS Energy issued 650,235 shares of common stock at an average price of $23.07 per share, resulting in net proceeds of $15 million.  CMS Energy has issued a total of 1,413,160 shares of common stock under this program, resulting in net proceeds of $30 million.

6:               EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
Income Available to Common Stockholders
Income from continuing operations	$ 149	$ 140	$ 310	$ 374
Less income attributable to noncontrolling interests	1	1	2	2
Income from Continuing Operations Available to
Common Stockholders – Basic and Diluted	$ 148	$ 139	$ 308	$ 372
Average Common Shares Outstanding
Weighted average shares – basic	262.9	251.3	259.9	250.5
Add dilutive contingently convertible securities	5.1	11.3	7.2	11.4
Add dilutive non-vested stock awards and options	1.0	0.6	1.0	0.4
Add dilutive convertible debentures	-	0.7	-	-
Weighted average shares – diluted	269.0	263.9	268.1	262.3
Income from Continuing Operations per Average
Common Share Available to Common Stockholders
Basic	$ 0.56	$ 0.55	$ 1.18	$ 1.48
Diluted	0.55	0.53	1.14	1.42

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

CONVERTIBLE DEBENTURES

CMS Energy redeemed all of its outstanding 7.75 percent Trust Preferred Securities in February 2012.  For each of the nine-month periods ended September 30, 2012 and September 30, 2011, the Trust Preferred Securities would have increased diluted EPS had they been included in the calculation.  Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

In Millions
	Nine Months Ended
September 30	2012	2011
Increase to numerator from assumed reduction in
interest expense	$ -	$ 1
Increase to denominator from assumed conversion of
debentures into common shares	0.2	0.7

7:               FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value.  The table does not include information on cash, cash equivalents, short-term accounts and notes receivable, short-term investments, and current liabilities since the carrying amount of these items approximate their fair values because of their short-term nature.  For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 2: Fair Value Measurements.

In Millions
	September 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Amount	Total	Level 1	Level 2	Level 3	Amount	Fair Value
CMS Energy, including Consumers
Securities held to
maturity	$ 8	$ 9	$ -	$ 9	$ -	$ 7	$ 7
Notes receivable[1]	513	541	-	-	541	480	504
Long-term debt[2]	7,199	8,251	-	8,251	-	7,073	8,025
Consumers
Long-term debt[3]	$ 4,348	$ 4,987	$ -	$ 4,987	$ -	$ 4,326	$ 4,882

1 Includes current portion of notes receivable of $27 million at September 30, 2012 and $19 million at December 31, 2011.

2 Includes current portion of long-term debt of $488 million at September 30, 2012 and $1,033 million at December 31, 2011.

3 Includes current portion of long-term debt of $40 million at September 30, 2012 and $339 million at December 31, 2011.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At September 30, 2012 and December 31, 2011, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	September 30, 2012				December 31, 2011
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
SERP
Mutual funds	$ 124	$ 4	$ -	$ 128	$ 113	$ -	$ -	$ 113
Held to maturity
Debt securities	8	1	-	9	7	-	-	7
Consumers
Available for sale
SERP
Mutual funds	$ 84	$ 2	$ -	$ 86	$ 74	$ -	$ -	$ 74
CMS Energy
common stock	6	25	-	31	7	28	-	35

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the nine months ended September 30, 2012, CMS Energy contributed $13 million to the SERP, which included a contribution of $9 million by Consumers.  The contributions were used to acquire additional shares in the mutual funds.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank.

Sales activity for CMS Energy’s and Consumers’ investment securities was insignificant for each of the three-month and nine-month periods ended September 30, 2012 and 2011.  In January 2012, based on a donation commitment made in 2011, Consumers transferred shares of CMS Energy common stock to a related charitable foundation and recognized a gain of $5 million in income to reflect the excess of fair value over cost of the stock donated.  In January 2011, based on a donation commitment made in 2010, Consumers transferred shares of CMS Energy common stock to a related charitable foundation and recognized a gain of $4 million in income to reflect the excess of fair value over cost of the stock donated.

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

The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other assets was $6 million at September 30, 2012 and $3 million at December 31, 2011.  The fair value of Consumers’ commodity contracts not designated as hedging instruments and recorded in other assets was $4 million at September 30, 2012 and $2 million at December 31, 2011.  The fair value of CMS Energy’s commodity contracts not designated as hedging instruments and recorded in other liabilities was $6 million at September 30, 2012 and $7 million at December 31, 2011.  Consumers did not have any contracts recorded as liabilities at September 30, 2012 and December 31, 2011.

Presented in the following table are the location and amount of the gains (losses) on derivatives recognized in CMS Energy’s consolidated statements of income for its derivatives not designated as hedging instruments:

In Millions

	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
CMS Energy
Commodity contracts
Operating revenue	$ (2)	$ (1)	$ 1	$ (1)
Fuel for electric generation	-	-	(2)	-
Cost of gas sold	1	-	1	-
Purchased and interchange power	-	-	(1)	-
Total CMS Energy	$ (1)	$ (1)	$ (1)	$ (1)

Consumers’ gains on FTRs deferred as regulatory liabilities were $1 million for the three months ended September 30, 2012 and $8 million for the nine months ended September 30, 2012.  Consumers’ losses on FTRs deferred as regulatory assets were $1 million for the three months ended September 30, 2011 and its gains on FTRs deferred as regulatory liabilities were $1 million for the nine months ended September 30, 2011.

CMS Energy’s derivative liabilities subject to credit-risk-related contingent features were $4 million at September 30, 2012 and $4 million at December 31, 2011.

9:    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	September 30, 2012	December 31, 2011
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$ 27	$ 19
Other	1	30
Non-current
EnerBank notes receivable, net of allowance for loan losses	486	461
Other	26	1
Total notes receivable	$ 540	$ 511
Consumers
Current
Other	$ -	$ 23
Non-current
Other	26	1
Total notes receivable	$ 26	$ 24

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

Presented in the following table are the changes in the allowance for loan losses:

			In Millions

	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
Balance at beginning of period	$ 5	$ 5	$ 5	$ 5
Charge-offs	(2)	(1)	(4)	(4)
Recoveries	1	-	1	1
Provision for loan losses	1	1	3	3
Balance at end of period	$ 5	$ 5	$ 5	$ 5

Loans that are 30 days or more past due are considered delinquent.  Presented in the following table is the delinquency status of EnerBank’s consumer loans:

In Millions

	Past Due 30-59 Days	Past Due 60-89 Days	Past Due Over 90 Days	Total Delinquent	Current	Total Outstanding
September 30, 2012	$ 1	$ 1	$ 1	$ 3	$ 510	$ 513
December 31, 2011	1	-	1	2	478	480

At September 30, 2012 and December 31, 2011, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

10:      RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy’s and Consumers’ retirement benefits plans:

				In Millions

	Pension
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
CMS Energy, including Consumers
Net periodic pension cost
Service cost	$ 12	$ 12	$ 36	$ 36
Interest expense	24	25	74	75
Expected return on plan assets	(31)	(28)	(94)	(84)
Amortization of:
Net loss	19	16	57	47
Prior service cost	1	1	4	4
Net periodic pension cost	$ 25	$ 26	$ 77	$ 78
Consumers
Net periodic pension cost
Service cost	$ 12	$ 12	$ 35	$ 35
Interest expense	24	24	72	73
Expected return on plan assets	(30)	(27)	(91)	(82)
Amortization of:
Net loss	18	15	55	46
Prior service cost	1	1	4	4
Net periodic pension cost	$ 25	$ 25	$ 75	$ 76

CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is 7.75 percent.  For the twelve months ended September 30, 2012, the actual return on Pension Plan assets was 18.6 percent, and for the twelve months ended September 30, 2011, the actual return was 2.0 percent.  The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

In Millions

	OPEB
	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$ 8	$ 7	$ 24	$ 20
Interest expense	21	20	62	58
Expected return on plan assets	(17)	(17)	(50)	(50)
Amortization of:
Net loss	12	7	35	23
Prior service credit	(5)	(5)	(15)	(15)
Net periodic OPEB cost	$ 19	$ 12	$ 56	$ 36
Consumers
Net periodic OPEB cost
Service cost	$ 7	$ 7	$ 23	$ 20
Interest expense	20	19	60	56
Expected return on plan assets	(15)	(15)	(46)	(46)
Amortization of:
Net loss	12	7	35	23
Prior service credit	(5)	(5)	(15)	(15)
Net periodic OPEB cost	$ 19	$ 13	$ 57	$ 38

11:      INCOME TAXES

Presented in the following table is a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate from continuing operations, excluding noncontrolling interests:

Nine Months Ended September 30	2012	2011
CMS Energy, including Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
MCIT law change, net of federal expense	-	(5.9)
Other state and local income taxes, net of federal benefit	4.7	3.4
Other, net	-	(1.4)
Effective income tax rate	39.7%	31.1%
Consumers
U.S. federal income tax rate	35.0%	35.0%
Increase (decrease) in income taxes from:
State and local income taxes, net of federal benefit	5.0	3.1
Other, net	(0.2)	(1.4)
Effective income tax rate	39.8%	36.7%

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

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•                 other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

In Millions

	Three Months Ended		Nine Months Ended
September 30	2012	2011	2012	2011
CMS Energy, including Consumers
Operating Revenue
Electric utility	$ 1,239	$ 1,180	$ 3,073	$ 3,026
Gas utility	209	217	1,332	1,662
Enterprises	44	56	136	161
Other	15	11	42	34
Total Operating Revenue – CMS Energy	$ 1,507	$ 1,464	$ 4,583	$ 4,883
Consumers
Operating Revenue
Electric utility	$ 1,239	$ 1,180	$ 3,073	$ 3,026
Gas utility	209	217	1,332	1,662
Total Operating Revenue – Consumers	$ 1,448	$ 1,397	$ 4,405	$ 4,688
CMS Energy, including Consumers
Net Income (Loss) Available to Common Stockholders
Electric utility	$ 165	$ 159	$ 297	$ 309
Gas utility	(3)	(5)	61	88
Enterprises	5	4	9	36
Other	(19)	(19)	(52)	(59)
Total Net Income Available to Common Stockholders –
CMS Energy	$ 148	$ 139	$ 315	$ 374
Consumers
Net Income (Loss) Available to Common Stockholder
Electric utility	$ 165	$ 159	$ 297	$ 309
Gas utility	(3)	(5)	61	88
Other	-	-	1	1
Total Net Income Available to Common Stockholder –
Consumers	$ 162	$ 154	$ 359	$ 398

		In Millions

	September 30, 2012	December 31, 2011
CMS Energy, including Consumers
Plant, Property, and Equipment, Gross
Electric utility	$ 10,647	$ 10,400
Gas utility	4,306	4,206
Enterprises	112	109
Other	38	36
Total Plant, Property, and Equipment, Gross – CMS Energy	$ 15,103	$ 14,751
Consumers
Plant, Property, and Equipment, Gross
Electric utility	$ 10,647	$ 10,400
Gas utility	4,306	4,206
Other	15	15
Total Plant, Property, and Equipment, Gross – Consumers	$ 14,968	$ 14,621
CMS Energy, including Consumers
Total Assets
Electric utility[1]	$ 10,135	$ 9,938
Gas utility[1]	5,032	4,956
Enterprises	176	242
Other	1,265	1,316
Total Assets – CMS Energy	$ 16,608	$ 16,452
Consumers
Total Assets
Electric utility[1]	$ 10,135	$ 9,938
Gas utility[1]	5,032	4,956
Other	637	768
Total Assets – Consumers	$ 15,804	$ 15,662

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

None.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended September 30, 2012:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number of		Part of Publicly	Purchased Under Publicly
	Shares	Average Price	Announced Plans or	Announced Plans or
Period	Purchased[1]	Paid per Share	Programs	Programs
July 1, 2012 to July 31, 2012	3,132	$ 23.51	-	-
August 1, 2012 to
August 31, 2012	356,989	23.89	-	-
September 1, 2012 to
September 30, 2012	-	-	-	-
Total	360,121	$ 23.89	-	-

1 Common shares were purchased to satisfy the minimum statutory income tax withholding obligation for common shares that have vested under the Performance Incentive Stock Plan.  Shares repurchased have a value based on the market price on the vesting date.

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

Exhibits		Description
4.1	—	119th Supplemental Indenture dated as of August 3, 2012 between Consumers and The Bank of New York Mellon, as Trustee
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

1 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: October 25, 2012	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: October 25, 2012	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
4.1	—	119th Supplemental Indenture dated as of August 3, 2012 between Consumers and The Bank of New York Mellon, as Trustee
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[1]	—	XBRL Instance Document
101.SCH[1]	—	XBRL Taxonomy Extension Schema
101.CAL[1]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[1]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[1]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[1]	—	XBRL Taxonomy Extension Presentation Linkbase

1 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”