Form 10-K
period 2012-12-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2013-02-21
CIK 201533, 811156

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

1-9513	CMS ENERGY CORPORATION	38-2726431
(A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550
1-5611	CONSUMERS ENERGY COMPANY	38-0442310
(A Michigan Corporation) One Energy Plaza, Jackson, Michigan 49201 (517) 788-0550

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

CMS Energy Corporation	Common Stock, $0.01 par value	New York Stock Exchange
Consumers Energy Company	Preferred Stocks, $100 par value: $4.16 Series, $4.50 Series	New York Stock Exchange

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
 CMS Energy Corporation: Yes ☒    No☐    Consumers Energy Company: Yes ☒    No☐

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
 CMS Energy Corporation: Yes ☒    No ☐    Consumers Energy Company: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
 CMS Energy Corporation: Yes ☐    No ☒    Consumers Energy Company: Yes ☐    No ☒

The aggregate market value of CMS Energy voting and non-voting common equity held by non-affiliates was $6.165 billion for the 262,346,966 CMS Energy Common Stock shares outstanding on June 29, 2012 based on the closing sale price of $23.50 for CMS Energy Common Stock, as reported by the New York Stock Exchange on such date.

There were 265,935,441 shares of CMS Energy Common Stock outstanding on February 8, 2013, including 1,091,320 shares owned by Consumers Energy Company. On February 21, 2013, CMS Energy held all voting and non-voting common equity of Consumers. Documents incorporated by reference in Part III: CMS Energy's proxy statement and Consumers' information statement relating to the 2013 annual meeting of stockholders to be held May 17, 2013.

CMS Energy Corporation
Consumers Energy Company

Annual Reports on Form 10-K to the Securities and Exchange Commission for the Year Ended December 31, 2012

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

ABATE	Association of Businesses Advocating Tariff Equity

ABO	Accumulated benefit obligation; the liabilities of a pension plan based on service and pay to date, which differs from the PBO in that it does not reflect expected future salary increases

AFUDC	Allowance for borrowed and equity funds used during construction

AOCI	Accumulated other comprehensive income (loss)

ARO	Asset retirement obligation

ASU	Financial Accounting Standards Board Accounting Standards Update

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

Btu	British thermal unit

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CAO	Chief Accounting Officer

CCR	Coal combustion residual

CEO	Chief Executive Officer

CFO	Chief Financial Officer

C&HR Committees	The Compensation and Human Resources Committees of the Boards of Directors of CMS Energy and Consumers

city-gate contract	An arrangement made for the point at which a local distribution company physically receives gas from a supplier or pipeline

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Generation San Nicolas Company	CMS Generation San Nicolas Company, a company in which CMS Enterprises formerly owned a 0.1 percent interest

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

CMS Viron	CMS Viron Corporation, a wholly owned subsidiary of CMS ERM

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

Consumers Funding	Consumers Funding LLC, a wholly owned consolidated bankruptcy-remote subsidiary of Consumers and special-purpose entity organized for the sole purpose of purchasing and owning Securitization property, assuming Securitization bonds, and pledging its interest in Securitization property to a trustee to collateralize the Securitization bonds

CSAPR	The Cross-State Air Pollution Rule

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

DCCP	Defined Company Contribution Plan

DC SERP	Defined Contribution Supplemental Executive Retirement Plan

DIG	Dearborn Industrial Generation, L.L.C., a wholly owned subsidiary of Dearborn Industrial Energy, L.L.C., a wholly owned subsidiary of CMS Energy

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

DTE Electric	DTE Electric Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

Exeter	Exeter Energy Limited Partnership, sold by CMS Energy to ReEnergy Sterling LLC, a non-affiliated company, in 2011

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

First Mortgage Bond Indenture	The indenture dated as of September 1, 1945 between Consumers and The Bank of New York Mellon, as Trustee, as amended and supplemented

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCC	Gas Customer Choice, which allows gas customers to purchase gas from alternative suppliers

GCR	Gas cost recovery

Genesee	Genesee Power Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Grayling	Grayling Generating Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

GWh	Gigawatt-hour, a unit of energy equal to one billion watt-hours

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

IRS	Internal Revenue Service

ISFSI	Independent spent fuel storage installation

kilovolts	Thousand volts, a unit used to measure the difference in electrical pressure along a current

kVA	Thousand volt-amperes, a unit used to reflect the electrical power capacity rating of equipment or a system

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

LIBOR	The London Interbank Offered Rate

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxic Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MBT	Michigan Business Tax

mcf	Thousand cubic feet

MCIT	Michigan Corporate Income Tax

MCV Facility	A 1,500 MW gas-fueled, combined-cycle cogeneration facility operated by the MCV Partnership

MCV Partnership	Midland Cogeneration Venture Limited Partnership

MCV PPA	PPA between Consumers and the MCV Partnership

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Michigan Mercury Rule	Michigan Air Pollution Control Rules, Part 15, Emission Limitations and Prohibitions — Mercury, addressing mercury emissions from coal-fueled electric generating units

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

mothball	To place a generating unit into a state of extended reserve shutdown in which the unit is inactive and unavailable for service for a specified period, during which the unit can be brought back into service after receiving appropriate notification and completing any necessary maintenance or other work; generation owners in MISO must request approval to mothball a unit, and MISO then evaluates the request for reliability impacts

MPSC	Michigan Public Service Commission

MRV	Market-related value of plan assets

MW	Megawatt, a unit of power equal to one million watts

MWh	Megawatt-hour, a unit of energy equal to one million watt-hours

NAV	Net asset value

NERC	The North American Electric Reliability Corporation, a non-affiliated company

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, including its wholly owned subsidiaries Trunkline, Pan Gas Storage Company, Panhandle Storage Company, and Panhandle Holding Company, a former wholly owned subsidiary of CMS Gas Transmission

PBO	Projected benefit obligation

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PISP	Performance Incentive Stock Plan

PPA	Power purchase agreement

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

PURPA	Public Utility Regulatory Policies Act of 1978

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Renewable Operating Permit	Michigan's Title V permitting program under the Clean Air Act

Right to Work	Legislation enacted in December 2012 as Michigan Public Acts 348 and 349, which prohibits collective bargaining agreements between companies and unions that require employees to join unions and pay union dues in order to maintain their employment

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

S&P	Standard & Poor's Financial Services LLC

SEC	U.S. Securities and Exchange Commission

Securitization	A financing method authorized by statute and approved by the MPSC which allows a utility to sell its right to receive a portion of the rate payments received from its customers for the repayment of securitization bonds issued by a special-purpose entity affiliated with such utility

Sherman Act	Sherman Antitrust Act of 1890

Smart Energy	Consumers' Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers' existing information technology system to manage the data and enable changes to key business processes

stranded costs	Costs such as owned and purchased generation and regulatory assets that are incurred by utilities to serve their customers in a regulated monopoly environment, and which may not be recoverable in a competitive environment because of customers leaving their systems and ceasing to pay for their costs

Superfund	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

T.E.S. Filer City	T.E.S. Filer City Station Limited Partnership, a VIE in which HYDRA-CO Enterprises, Inc., a wholly owned subsidiary of CMS Enterprises, has a 50 percent interest

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a non-affiliated company

Trust Preferred Securities	Securities representing an undivided beneficial interest in the assets of statutory business trusts, the interests of which have a preference with respect to certain trust distributions over the interests of either CMS Energy or Consumers, as applicable, as owner of the common beneficial interests of the trusts

TSR	Total shareholder return

USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC

UWUA	Utility Workers Union of America, AFL-CIO

VEBA trust	Voluntary employees' beneficiary association trusts accounts established specifically to set aside employer-contributed assets to pay for future expenses of the OPEB plan

VIE	Variable interest entity

Zeeland	A 935 MW gas-fueled power plant located in Zeeland, Michigan and owned by Consumers

FILING FORMAT

This combined Form 10-K is separately filed by CMS Energy and Consumers. Information in this combined Form 10-K relating to each individual registrant is filed by such registrant on its own behalf. Consumers makes no representation regarding information relating to any other companies affiliated with CMS Energy other than its own subsidiaries. None of CMS Energy, CMS Enterprises, nor any of CMS Energy's other subsidiaries (other than Consumers) has any obligation in respect of Consumers' debt securities and holders of such debt securities should not consider the financial resources or results of operations of CMS Energy, CMS Enterprises, nor any of CMS Energy's other subsidiaries (other than Consumers and its own subsidiaries (in relevant circumstances)) in making a decision with respect to Consumers' debt securities. Similarly, none of Consumers nor any other subsidiary of CMS Energy has any obligation in respect of debt securities of CMS Energy.

FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K and other written and oral statements that CMS Energy and Consumers make may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The use of "might," "may," "could," "should," "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "forecasts," "predicts," "assumes," and other similar words is intended to identify forward-looking statements that involve risk and uncertainty. This discussion of potential risks and uncertainties is designed to highlight important factors that may impact CMS Energy's and Consumers' businesses and financial outlook. CMS Energy and Consumers have no obligation to update or revise forward-looking statements regardless of whether new information, future events, or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause CMS Energy's and Consumers' actual results to differ materially from the results anticipated in these statements. These factors include, but are not limited to, the following, all of which are potentially significant:

  •
  the impact of regulation by the MPSC or FERC and other applicable governmental proceedings and regulations, including any associated impact on electric or gas rates or rate structures;

  •
  potentially adverse regulatory treatment or failure to receive timely regulatory orders affecting Consumers that are or could come before the MPSC, FERC, MISO, or other governmental authorities;

  •
  the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, the environment, regulation, health care reforms (including the Health Care Acts), taxes, accounting matters, and other business issues that could have an impact on CMS Energy's or Consumers' businesses or financial results, including laws or regulations regarding climate change and air emissions and potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

  •
  potentially adverse regulatory or legal interpretations or decisions regarding environmental matters, or delayed regulatory treatment or permitting decisions that are or could come before the MDEQ, EPA, and/or U.S. Army Corps of Engineers, and potential environmental remediation costs associated with these interpretations or decisions, including those that may affect Bay Harbor or Consumers' RMRR classification under NSR regulations;

  •
  changes in energy markets, including availability and price of electric capacity and the timing and extent of changes in commodity prices and availability of coal, natural gas, natural gas liquids, electricity, oil, and certain related products;

  •
  the price of CMS Energy common stock, the credit ratings of CMS Energy and Consumers, capital and financial market conditions, and the effect of these market conditions on CMS Energy's and Consumers' interest costs and access to the capital markets, including availability of financing to CMS Energy, Consumers, or any of their affiliates;

  •
  the investment performance of the assets of CMS Energy's and Consumers' pension and benefit plans and the discount rates used in calculating the plans' obligations, and the resulting impact on future funding requirements;

  •
  the impact of the economy, particularly in Michigan, and potential future volatility in the financial and credit markets on CMS Energy's, Consumers', or any of their affiliates' revenues, ability to collect accounts receivable from customers, or cost and availability of capital;

  •
  changes in the economic and financial viability of CMS Energy's and Consumers' suppliers, customers, and other counterparties and the continued ability of these third parties, including third parties in bankruptcy, to meet their obligations to CMS Energy and Consumers;

  •
  population changes in the geographic areas where CMS Energy and Consumers conduct business;

  •
  national, regional, and local economic, competitive, and regulatory policies, conditions, and developments;

  •
  loss of customer demand for electric generation supply to alternative energy suppliers;

  •
  federal regulation of electric sales and transmission of electricity, including periodic re-examination by federal regulators of CMS Energy's and Consumers' market-based sales authorizations in wholesale power markets without price restrictions;

  •
  the impact of credit markets, economic conditions, and any new banking regulations on EnerBank;

  •
  the availability, cost, coverage, and terms of insurance, the stability of insurance providers, and the ability of Consumers to recover the costs of any insurance from customers;

  •
  the effectiveness of CMS Energy's and Consumers' risk management policies, procedures, and strategies, including strategies to hedge risk related to future prices of electricity, natural gas, and other energy-related commodities;

  •
  factors affecting development of electric generation projects and distribution infrastructure replacement and expansion projects, including those related to project site identification, construction material pricing, availability of qualified construction personnel, permitting, and government approvals;

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

  •
  the impact of CMS Energy's and Consumers' integrated business software system and its operation on their activities, including utility customer billing and collections;

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

  •
  changes in financial or regulatory accounting principles or policies, including a possible future requirement to comply with International Financial Reporting Standards, which differ from GAAP in various ways, including the present lack of special accounting treatment for regulated activities; and

  •
  other matters that may be disclosed from time to time in CMS Energy's and Consumers' SEC filings, or in other publicly issued documents.

For additional details regarding these and other uncertainties, see Item 1A. Risk Factors; Item 8. Financial Statements and Supplementary Data, MD&A – Outlook; and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements – Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

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

CMS Energy manages its businesses by the nature of services each provides and operates, principally in three business segments: electric utility, gas utility, and enterprises, its non-utility operations and investments. Consumers' consolidated operations account for substantially all of CMS Energy's total assets, income, and operating revenue. CMS Energy's consolidated operating revenue was $6.3 billion in 2012, $6.5 billion in 2011, and $6.4 billion in 2010.

For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to all of CMS Energy's business segments and operations, see Item 8. Financial Statements and Supplementary Data, CMS Energy's Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

CONSUMERS

Consumers has served Michigan customers since 1886. Consumers was incorporated in Maine in 1910 and became a Michigan corporation in 1968. Consumers owns and operates electric distribution and generation facilities and gas transmission, storage, and distribution facilities. It provides electricity and/or natural gas to 6.6 million of Michigan's 10 million residents. Consumers' rates and certain other aspects of its business are subject to the jurisdiction of the MPSC and FERC, as described in "CMS Energy and Consumers Regulation" in this Item 1.

Consumers' consolidated operating revenue was $6.0 billion in 2012, $6.3 billion in 2011, and $6.2 billion in 2010. For further information about operating revenue, net operating income, and identifiable assets and liabilities attributable to Consumers' electric and gas utility operations, see Item 8. Financial Statements and Supplementary Data, Consumers' Selected Financial Information, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements.

Consumers owns its principal properties in fee, except that most electric lines and gas mains are located below public roads or on land owned by others and are accessed by Consumers through easements and other rights. Almost all of Consumers' properties are subject to the lien of its First Mortgage Bond Indenture. For additional information on Consumers' properties, see Consumers Electric Utility – Electric Utility Properties and Consumers Gas Utility – Gas Utility Properties in the "Business Segments" section of this Item 1.

In 2012, Consumers served 1.8 million electric customers and 1.7 million gas customers in Michigan's Lower Peninsula. Presented in the following map is Consumers' service territory:

BUSINESS SEGMENTS

CONSUMERS ELECTRIC UTILITY

Electric Utility Operations:    Consumers' electric utility operations, which include the generation, purchase, distribution, and sale of electricity, generated operating revenue of $4.0 billion in 2012, $3.9 billion in 2011, and $3.8 billion in 2010. Consumers' electric utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan's Lower Peninsula.

Presented in the following illustration is Consumers' 2012 electric utility operating revenue of $4.0 billion by customer class:

Consumers' electric utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers' largest customers is not reasonably likely to have a material adverse effect on Consumers' financial condition.

In each of 2012 and 2011, Consumers' electric deliveries were 38 billion kWh, which included ROA deliveries of four billion kWh, resulting in net bundled sales of 34 billion kWh.

Consumers' electric utility operations are seasonal. The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment.

Presented in the following illustration are Consumers' monthly weather-adjusted electric deliveries (deliveries adjusted to reflect normal weather conditions) to its customers, including ROA deliveries, during 2012 and 2011:

Consumers' 2012 summer peak demand was 9,006 MW, which included ROA demand of 619 MW. For the 2011-2012 winter period, Consumers' peak demand was 5,864 MW, which included ROA demand of 500 MW. As required by MISO reserve margin requirements, Consumers owns or controls, through long-term contracts, capacity required to supply most of its projected firm peak load and necessary reserve margin for summer 2013. Consumers expects to acquire the balance of its 2013 requirements through MISO's forward capacity auction scheduled to be conducted in April 2013.

Electric Utility Properties:    Consumers' distribution system includes:

  •
  421 miles of high-voltage distribution radial lines operating at 120 kilovolts or above;
  •
  4,259 miles of high-voltage distribution overhead lines operating at 23 kilovolts, 46 kilovolts, and 69 kilovolts;
  •
  17 miles of high-voltage distribution underground lines operating at 23 kilovolts and 46 kilovolts;
  •
  55,965 miles of electric distribution overhead lines;
  •
  10,162 miles of underground distribution lines; and
  •
  substations with an aggregate transformer capacity of 24 million kVA.

Consumers is interconnected to the interstate high-voltage electric transmission system owned by Michigan Electric Transmission Company, LLC, a non-affiliated company, and operated by MISO, to neighboring utilities, and to other transmission systems.

At December 31, 2012, Consumers' electric generating system consisted of the following:

Name and Location (Michigan)	Number of Units and Year Entered Service	2012 Generation Capacity[1] (MW)		2012 Net Generation (GWh)

Coal generation
J.H. Campbell 1 & 2 – West Olive	2 Units, 1962-1967	615		2,747
J.H. Campbell 3 – West Olive[2]	1 Unit, 1980	770		4,606
B.C. Cobb 4 & 5 – Muskegon[3]	2 Units, 1956-1957	312		1,564
D.E. Karn 1 & 2 – Essexville	2 Units, 1959-1961	515		2,200
J.C. Weadock 7 & 8 – Essexville[3]	2 Units, 1955-1958	310		1,566
J.R. Whiting 1-3 – Erie[3]	3 Units, 1952-1953	324		1,344

Total coal generation		2,846		14,027

Oil/Gas steam generation
B.C. Cobb 1-3 – Muskegon	3 Units, 1999-2000[4]	–		–
D.E. Karn 3 & 4 – Essexville	2 Units, 1975-1977	1,276		82
Zeeland (combined cycle) – Zeeland	1 Unit, 2002	519		2,537

Total oil/gas steam generation		1,795		2,619

Hydroelectric
Conventional hydro generation	13 Plants, 1906-1949	76		399
Ludington – Ludington	6 Units, 1973	954	[5]	(295)[6]

Total hydroelectric		1,030		104

Gas/Oil combustion turbine
Various plants	7 Plants, 1966-1971	40		5
Zeeland (simple cycle) – Zeeland	2 Units, 2001	308		385

Total gas/oil combustion turbine		348		390

Wind generation
Lake Winds® Energy Park[7]	56 Turbines, 2012	100		34

Total wind generation		100		34

Total owned generation		6,119		17,174
Purchased and interchange power[8]		2,488	[9]	18,690 [10]

Total supply		8,607		35,864
Generation and transmission use/loss				(1,761)

Total net bundled sales				34,103

  1
  Represents each plant's electric generation capacity during the summer months, except for Lake Winds® Energy Park, which began operations in November 2012.

  2
  Represents Consumers' share of the capacity of the J.H. Campbell 3 unit, net of the 6.69 percent ownership interest of the Michigan Public Power Agency and Wolverine Power Supply Cooperative, Inc.

  3
  In December 2011, Consumers announced its plans to mothball seven smaller coal-fueled generating units in 2015. For further information, see Item 8. Financial Statements and Supplementary Data,

    MD&A – Outlook, "Consumers Electric Utility Business Outlook and Uncertainties – Balanced Energy Initiative."

  4
  B.C. Cobb 1-3 are retired coal-fueled units that were converted to gas-fueled units. B.C. Cobb 1-3 were placed back into service in the years indicated, and subsequently mothballed beginning in April 2009. Consumers has received an extension of the mothball period to April 2013 and plans to request a further extension of the mothball period through September 2015.

  5
  Represents Consumers' 51 percent share of the capacity of Ludington. DTE Electric owns the remaining 49 percent.

  6
  Represents Consumers' share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

  7
  Wind generation is an intermittent resource and as a result, the capacity credit associated with wind resources located in the MISO service area is less than the generation nameplate capacity. The capacity credit for Lake Winds® Energy Park is 13 MW for 2013.

  8
  Includes purchases from the Midwest Energy Market, long-term purchase contracts, and seasonal purchases.

  9
  Includes 1,240 MW of purchased contract capacity from the MCV Facility and 778 MW of purchased contract capacity from Palisades.

  10
  Includes 4,555 GWh of purchased energy from the MCV Facility and 6,875 GWh of purchased energy from Palisades.

As shown in the following illustration, Consumers' 2012 generation capacity of 8,607 MW, including purchased capacity of 2,488 MW, relied on a variety of fuel sources:

Consumers generated power from the following sources:

GWh
Net Generation	2012	2011	2010	2009	2008

Owned generation
Coal	14,027	15,468	17,879	17,255	17,701
Gas	3,003	1,912	1,043	565	804
Renewable energy	433	425	365	466	454
Oil	6	7	21	14	41
Net pumped storage[1]	(295)	(365)	(366)	(303)	(382)

Total owned generation	17,174	17,447	18,942	17,997	18,618

Purchased and interchange power
Purchased renewable energy[2]	1,435	1,587	1,582	1,472	1,503
Purchased generation – other[2]	13,104	11,087	10,421	10,066	12,140
Net interchange power[3]	4,151	6,825	6,045	6,925	6,653

Total purchased and interchange power	18,690	19,499	18,048	18,463	20,296

Total supply	35,864	36,946	36,990	36,460	38,914

  1
  Represents Consumers' share of net pumped-storage generation. The pumped-storage facility consumes electricity to pump water during off-peak hours for storage in order to generate electricity later during peak-demand hours.

  2
  Includes purchases from long-term purchase contracts.

  3
  Includes purchases from the Midwest Energy Market and seasonal purchases.

The cost of all fuels consumed, shown in the following table, fluctuates with the mix of fuel used.

Cost Per Million Btu
Fuel Consumed	2012	2011	2010	2009	2008

Coal	$ 2.98	$ 2.94	$ 2.51	$ 2.37	$ 2.01
Gas	3.16	4.95	5.57	6.57	10.94
Oil	19.08	18.55	10.98	9.59	11.54

All fuels[1]	$ 3.05	$ 3.18	$ 2.71	$ 2.56	$ 2.47

  1
  Weighted-average fuel costs

In 2012, Consumers' four coal-fueled generating sites burned 8 million tons of coal and produced a combined total of 14,027 GWh of electricity, which represented 39 percent of the energy provided by Consumers to meet customer demand.

In order to obtain its coal requirements, Consumers enters into physical coal supply contracts. At December 31, 2012, Consumers had contracts to purchase coal through 2015; payment obligations under these contracts totaled $214 million. All of Consumers' coal supply contracts have fixed prices. At December 31, 2012, Consumers had 78 percent of its 2013 expected coal requirements under contract, as well as a 45-day supply of coal on hand.

In conjunction with its coal supply contracts, Consumers leases a fleet of rail cars and has long-term transportation contracts with various companies to provide rail and vessel services for delivery of purchased coal to Consumers' generating facilities. Consumers' coal transportation contracts expire from 2013 through 2014; payment obligations under these contracts totaled $238 million.

During 2012, Consumers purchased 52 percent of the electricity it provided to customers through long-term PPAs, seasonal purchases, and the Midwest Energy Market. Consumers offers its generation into the Midwest Energy Market on a day-ahead and real-time basis and bids for power in the market to serve the demand of its customers. Consumers is a net purchaser of power and supplements its generation capability with purchases from the Midwest Energy Market to meet its customers' needs during peak demand periods.

At December 31, 2012, Consumers had unrecognized future commitments (amounts for which liabilities, in accordance with GAAP, have not been recorded on its balance sheet) to purchase capacity and energy under long-term PPAs with various generating plants. These contracts require monthly capacity payments based on the plants' availability or deliverability. The payments for 2013 through 2040 total $12.5 billion and range from $911 million to $964 million annually for each of the next five years. These amounts may vary depending on plant availability and fuel costs. For further information about Consumers' future capacity and energy purchase obligations, see Item 8. Financial Statements and Supplementary Data, MD&A — Capital Resources and Liquidity and Note 4, Contingencies and Commitments — Contractual Commitments.

Electric Utility Competition:    Consumers' electric utility business is subject to actual and potential competition from many sources, in both the wholesale and retail markets, as well as in electric generation, electric delivery, and retail services.

The Customer Choice Act allows all of Consumers' electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of weather-adjusted retail sales for the preceding calendar year. At December 31, 2012, electric deliveries under the ROA program were at the ten percent limit. Alternative electric suppliers were providing 777 MW of generation service to ROA customers.

Consumers also has competition or potential competition from:

•
industrial customers relocating all or a portion of their production capacity outside Consumers' service territory for economic reasons;
•
municipalities owning or operating competing electric delivery systems; and
•
customer self-generation.

Consumers addresses this competition by monitoring activity in adjacent areas and monitoring compliance with the MPSC's and FERC's rules, providing non-energy services, providing value to customers through Consumers' rates and service, and offering tariff-based incentives that support economic development.

CONSUMERS GAS UTILITY

Gas Utility Operations:    Consumers' gas utility operations, which include the purchase, transmission, storage, distribution, and sale of natural gas, generated operating revenue of

$2.0 billion in 2012, $2.3 billion in 2011, and $2.4 billion in 2010. Consumers' gas utility customer base consists of a mix of residential, commercial, and diversified industrial customers in Michigan's Lower Peninsula.

Presented in the following illustration is Consumers' 2012 gas utility operating revenue of $2.0 billion by customer class:

Consumers' gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of Consumers' largest customers is not reasonably likely to have a material adverse effect on Consumers' financial condition.

In 2012, deliveries of natural gas, including off-system transportation deliveries, through Consumers' pipeline and distribution network, totaled 329 bcf, which included GCC deliveries of 49 bcf. In 2011, deliveries of natural gas, including off-system transportation deliveries, through Consumers' pipeline and distribution network, totaled 337 bcf, which included GCC deliveries of 48 bcf. Consumers' gas utility operations are seasonal. Consumers injects natural gas into storage during the summer months for use during the winter months when the demand for natural gas is higher. Peak demand occurs in the winter due to colder temperatures and the resulting use of natural gas as a heating fuel. During 2012, 42 percent of the natural gas supplied to all customers during the winter months was supplied from storage.

Presented in the following illustration are Consumers' monthly weather-adjusted gas deliveries to its customers, including GCC deliveries, during 2012 and 2011:

Gas Utility Properties:    Consumers' gas distribution and transmission system located in Michigan's Lower Peninsula consists of:

•
26,720 miles of distribution mains;
•
1,657 miles of transmission lines;
•
seven compressor stations with a total of 151,172 installed and available horsepower; and
•
15 gas storage fields with an aggregate storage capacity of 309 bcf and a working storage capacity of 143 bcf.

Gas Utility Supply:    In 2012, Consumers purchased 62 percent of the gas it delivered from U.S. producers and 9 percent from Canadian producers. The remaining 29 percent was purchased from authorized GCC suppliers and delivered by Consumers to customers in the GCC program. Presented in the following illustration are the supply arrangements for the gas Consumers delivered to GCC and GCR customers during 2012:

Firm transportation or firm city-gate contracts are those that define a fixed amount, price, and delivery time frame. Consumers' firm gas transportation contracts are with ANR Pipeline Company, Great Lakes Gas Transmission, L.P., Panhandle, and Trunkline. Under these contracts, Consumers purchases and transports gas to Michigan for ultimate delivery to its customers. Consumers' firm gas transportation contracts expire through 2017 and provide for the delivery of 75 percent of Consumers' total gas supply requirements. Consumers purchases the balance of its required gas supply under firm city-gate contracts and through authorized suppliers under the GCC program.

Gas Utility Competition:    Competition exists in various aspects of Consumers' gas utility business. Competition comes from other gas suppliers taking advantage of direct access to Consumers' customers (GCC) and from alternative fuels and energy sources, such as propane, oil, and electricity.

ENTERPRISES SEGMENT – NON-UTILITY OPERATIONS AND INVESTMENTS

CMS Energy's enterprises segment, through various subsidiaries and certain equity investments, is engaged primarily in domestic independent power production and the marketing of independent power production. The enterprises segment's operating revenue included in income from continuing operations in CMS Energy's consolidated financial statements was $183 million in 2012, $204 million in 2011, and $238 million in 2010. The enterprises segment's operating revenue included in income (loss) from discontinued operations in CMS Energy's consolidated financial statements was less than $1 million in 2011 and was $10 million in 2010.

Independent Power Production:    At December 31, 2012, CMS Energy had ownership interests in independent power plants totaling 1,135 gross MW or 1,034 net MW. (Net MW reflects that portion of the gross capacity relating to CMS Energy's ownership interests.) Presented in the following table are CMS Energy's interests in independent power plants at December 31, 2012:

Location	Primary Fuel Type	Ownership Interest (%)	Gross Capacity (MW)	Gross Capacity Under Long-Term Contract (%)

Dearborn, Michigan	Natural gas	100	710	39
Gaylord, Michigan	Natural gas	100	156	47
Comstock, Michigan	Natural gas	100	68	47
Filer City, Michigan	Coal	50	73	100
Flint, Michigan	Biomass	50	40	100
Grayling, Michigan	Biomass	50	38	100
New Bern, North Carolina	Biomass	50	50	100

Total			1,135

The operating revenue from independent power production included in income from continuing operations in CMS Energy's consolidated financial statements was $16 million in 2012, $17 million in 2011, and $18 million in 2010. The operating revenue from independent power production included in income (loss) from discontinued operations in CMS Energy's consolidated financial statements was less than $1 million in 2011 and was $10 million in 2010. CMS Energy's independent power production business faces competition from generators, marketers and brokers, and utilities marketing power in the wholesale market.

Energy Resource Management:    CMS ERM purchases and sells energy commodities in support of CMS Energy's generating facilities and continues to focus on optimizing CMS Energy's independent power production portfolio. In 2012, CMS ERM marketed 13 bcf of natural gas and 4,591 GWh of electricity. Electricity marketed by CMS ERM was generated by independent power production of the enterprises segment and unrelated third parties. CMS ERM's operating revenue included in income from continuing operations in CMS Energy's consolidated financial statements was $167 million in 2012, $187 million in 2011, and $220 million in 2010.

OTHER BUSINESSES

EnerBank:    EnerBank, a wholly owned subsidiary of CMS Energy, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured consumer installment loans for financing home improvements. EnerBank's operating revenue included in income from continuing operations in CMS Energy's consolidated financial statements was $57 million in 2012, $46 million in 2011, and $38 million in 2010.

CMS ENERGY AND CONSUMERS REGULATION

CMS Energy, Consumers, and their subsidiaries are subject to regulation by various federal, state, local, and foreign governmental agencies, including those described in the following sections.

FERC

FERC has exercised limited jurisdiction over several independent power plants and exempt wholesale generators in which CMS Enterprises has ownership interests, as well as over CMS ERM, CMS Gas Transmission, and DIG. Among other things, FERC has jurisdiction over acquisitions, operations, and disposals of certain assets and facilities, services provided and rates charged, conduct among affiliates, and limited jurisdiction over holding company matters with respect to CMS Energy. FERC, in connection with NERC and with regional reliability organizations, also regulates generation owners and operators, load serving entities, purchase and sale entities, and others with regard to reliability of the bulk power system. FERC regulates limited aspects of Consumers' gas business, principally compliance with FERC capacity release rules, shipping rules, the prohibition against certain buy/sell transactions, and the price-reporting rule.

FERC also regulates certain aspects of Consumers' electric operations, including compliance with FERC accounting rules, wholesale rates, operation of licensed hydroelectric generating plants, transfers of certain facilities, corporate mergers, and issuances of securities.

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

Rate Proceedings:    For information regarding open rate proceedings, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 3, Regulatory Matters.

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

ENERGY LEGISLATION

CMS Energy, Consumers, and their subsidiaries are subject to various legislative-driven matters, including Michigan's 2008 Energy Law. This law requires that at least ten percent of Consumers' electric sales volume come from renewable energy sources by 2015, and includes requirements for specific capacity additions. The 2008 Energy Law also requires Consumers to prepare an energy optimization plan and achieve annual sales reduction targets through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers'

electricity use and a four percent reduction in customers' natural gas use by December 31, 2015. The 2008 Energy Law also reformed the Customer Choice Act to limit alternative energy suppliers to supplying no more than ten percent of Consumers' weather-adjusted sales. For additional information regarding Consumers' renewable energy and energy optimization plans and the Customer Choice Act, see Item 8. Financial Statements and Supplementary Data, MD&A, Outlook, "Consumers Electric Utility Business Outlook and Uncertainties."

CMS ENERGY AND CONSUMERS ENVIRONMENTAL COMPLIANCE

CMS Energy, Consumers, and their subsidiaries are subject to various federal, state, and local regulations for environmental quality, including air and water quality, solid waste management, and other matters. For additional information concerning environmental matters, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 4, Contingencies and Commitments.

CMS Energy has recorded a significant liability for its affiliates' obligations associated with Bay Harbor and Consumers has recorded a significant liability for its obligations at a number of MGP sites. For additional information, see Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 4, Contingencies and Commitments.

Air:    Consumers continues to install state-of-the-art emissions control equipment at its electric generating plants and to convert electric generating units to burn cleaner fuels. Consumers estimates that it will incur expenditures of $835 million from 2013 through 2018 to comply with present and future federal and state regulations that will require extensive reductions in nitrogen oxides, sulfur dioxides, particulate matter, and mercury emissions. Consumers' estimate may increase if additional or more stringent laws or regulations are adopted or implemented regarding greenhouse gases, including carbon dioxide.

Solid Waste Disposal:    Costs related to the construction, operation, and closure of solid waste disposal facilities for coal ash are significant. Historically, Consumers has worked with others to reuse 30 to 50 percent of ash produced by its coal-fueled plants, and sells ash for use as a Portland cement replacement in concrete products, as feedstock for the manufacture of Portland cement, and for other environmentally sustainable uses. Consumers' solid waste disposal areas are regulated under Michigan's solid waste rules. Consumers has converted all of its fly ash handling systems to dry systems. All of Consumers' ash facilities have programs designed to protect the environment and are subject to quarterly MDEQ inspections. The EPA has proposed new federal regulations for ash disposal areas. Consumers preliminarily estimates that it will incur expenditures of $125 million from 2013 through 2018 to comply with future regulations relating to ash disposal, assuming ash is regulated as a non-hazardous solid waste.

Water:    Consumers uses significant amounts of water to operate and cool its electric generating plants. Water discharge quality is regulated and administered by the MDEQ under the federal NPDES program. To comply with such regulation, Consumers' facilities have discharge monitoring programs. The EPA is developing new regulations related to cooling water intake systems, but these new regulations are not expected to take effect until after 2018. Accordingly, Consumers does not presently expect to incur any significant expenditures to comply with future regulations relating to cooling water intake systems through 2018. Significant expenditures could be required beyond 2018, but until a rule is final, any potential expenditures are difficult to predict. Consumers also expects the EPA to propose new federal regulations for wastewater discharges from electric generating plants in 2013, with a final rule in 2014. Consumers'

preliminary estimate of expenditures to comply with these expected regulations is $180 million from 2013 through 2018.

For further information concerning estimated capital expenditures related to air, solid waste disposal, and water see Item 8. Financial Statements and Supplementary Data, MD&A, Outlook, "Consumers Electric Utility Business Outlook and Uncertainties – Electric Environmental Estimates."

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

CMS Energy's and Consumers' present insurance program does not cover the risks of certain environmental cleanup costs and environmental damages, such as claims for air pollution, damage to sites owned by CMS Energy or Consumers, and some long-term storage or disposal of wastes.

EMPLOYEES

Presented in the following table are the number of employees of CMS Energy and Consumers:

December 31	2012	2011	2010

CMS Energy, including Consumers
Number of full-time-equivalent employees	7,514	7,727	7,822
Consumers
Number of full-time-equivalent employees	7,205	7,435	7,522

CMS ENERGY EXECUTIVE OFFICERS (AS OF FEBRUARY 1, 2013)

Name	Age	Position	Period

John G. Russell	55	President and CEO of CMS Energy	5/2010-Present
		President and CEO of Consumers	5/2010-Present
		Director of CMS Energy	5/2010-Present
		Director of Consumers	5/2010-Present
		Director of CMS Enterprises	5/2010-Present
		Chairman of the Board, President, and CEO of CMS Enterprises	5/2010-Present
		President and Chief Operating Officer of Consumers	10/2004-5/2010

Thomas J. Webb	60	Executive Vice President and CFO of CMS Energy	8/2002-Present
		Executive Vice President and CFO of Consumers	8/2002-Present
		Executive Vice President and CFO of CMS Enterprises	8/2002-Present
		Director of CMS Enterprises	8/2002-Present

James E. Brunner	60	Senior Vice President and General Counsel of CMS Energy	2/2006-Present
		Senior Vice President and General Counsel of Consumers	2/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	9/2006-Present

John M. Butler	48	Senior Vice President of CMS Energy	7/2006-Present
		Senior Vice President of Consumers	7/2006-Present
		Senior Vice President of CMS Enterprises	9/2006-Present

David G. Mengebier	55	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	3/2003-Present

Glenn P. Barba	47	Vice President, Controller, and CAO of CMS Energy	2/2003-Present
		Vice President, Controller, and CAO of Consumers	1/2003-Present
		Vice President, Controller, and CAO of CMS Enterprises	11/2007-Present

There are no family relationships among executive officers and directors of CMS Energy.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors of CMS Energy after the next annual election of Directors of CMS Energy (scheduled to be held on May 17, 2013).

CONSUMERS EXECUTIVE OFFICERS (AS OF FEBRUARY 1, 2013)

Name	Age	Position	Period

John G. Russell	55	President and CEO of CMS Energy	5/2010-Present
		President and CEO of Consumers	5/2010-Present
		Director of CMS Energy	5/2010-Present
		Director of Consumers	5/2010-Present
		Director of CMS Enterprises	5/2010-Present
		Chairman of the Board, President, and CEO of CMS Enterprises	5/2010-Present
		President and Chief Operating Officer of Consumers	10/2004-5/2010

Thomas J. Webb	60	Executive Vice President and CFO of CMS Energy	8/2002-Present
		Executive Vice President and CFO of Consumers	8/2002-Present
		Executive Vice President and CFO of CMS Enterprises	8/2002-Present
		Director of CMS Enterprises	8/2002-Present

James E. Brunner	60	Senior Vice President and General Counsel of CMS Energy	2/2006-Present
		Senior Vice President and General Counsel of Consumers	2/2006-Present
		Senior Vice President and General Counsel of CMS Enterprises	11/2007-Present
		Director of CMS Enterprises	9/2006-Present

John M. Butler	48	Senior Vice President of CMS Energy	7/2006-Present
		Senior Vice President of Consumers	7/2006-Present
		Senior Vice President of CMS Enterprises	9/2006-Present

David G. Mengebier	55	Senior Vice President and Chief Compliance Officer of CMS Energy	11/2006-Present
		Senior Vice President and Chief Compliance Officer of Consumers	11/2006-Present
		Senior Vice President of CMS Enterprises	3/2003-Present

Jackson L. Hanson	56	Senior Vice President of Consumers	5/2010-Present
		Vice President of Consumers	11/2006-5/2010

Daniel J. Malone	52	Senior Vice President of Consumers	5/2010-Present
		Vice President of Consumers	6/2008-5/2010
		Site Business Manager of Consumers	12/2006-6/2008

Glenn P. Barba	47	Vice President, Controller, and CAO of CMS Energy	2/2003-Present
		Vice President, Controller, and CAO of Consumers	1/2003-Present
		Vice President, Controller, and CAO of CMS Enterprises	11/2007-Present

There are no family relationships among executive officers and directors of Consumers.

The term of office of each of the executive officers extends to the first meeting of the Board of Directors of Consumers after the next annual election of Directors of Consumers (scheduled to be held on May 17, 2013).

AVAILABLE INFORMATION

CMS Energy's internet address is www.cmsenergy.com. Information contained on CMS Energy's website is not incorporated herein. All of CMS Energy's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible free of charge on CMS Energy's website. These reports are available soon after they are filed electronically with the SEC. Also on CMS Energy's website are its:

  •
  Corporate Governance Principles;
  •
  Codes of Conduct:
  •
  CMS Energy Corporation/Consumers Energy Company Board of Directors Code of Conduct – January 2013,
  •
  Code of Conduct and Guide to Ethical Business Behavior 2010,
  •
  Guide to Ethical Business Behavior Addendum – March 1, 2011, and
  •
  Guide to Ethical Business Behavior Addendum – January 24, 2013;
  •
  Board Committee Charters (including the Audit Committee, the Compensation and Human Resources Committee, the Finance Committee, and the Governance and Public Responsibility Committee); and
  •
  Articles of Incorporation (and amendments) and Bylaws.

CMS Energy will provide this information in print to any stockholder who requests it.

Any materials CMS Energy files with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address is www.sec.gov.

ITEM 1A. RISK FACTORS

Actual results in future periods for CMS Energy and Consumers could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the following sections. CMS Energy's and Consumers' businesses are influenced by many factors that are difficult to predict, that involve uncertainties that may materially affect results, and that are often beyond their control. Additional risks and uncertainties not presently known or that the companies' management believes to be immaterial may also adversely affect the companies. The risk factors described in the following sections, as well as the other information included in this report and in other documents filed with the SEC, should be considered carefully before making an investment in securities of CMS Energy or Consumers. Risk factors of Consumers are also risk factors of CMS Energy. All of these risk factors are potentially significant.

CMS Energy depends on dividends from its subsidiaries to meet its debt service obligations.

Due to its holding company structure, CMS Energy depends on dividends from its subsidiaries to meet its debt service and other payment obligations. Consumers' ability to pay dividends or acquire its own stock from CMS Energy is limited by restrictions contained in Consumers' preferred stock provisions and potentially by other legal restrictions, such as certain terms in its articles of incorporation, and by FERC requirements. At December 31, 2012, under its articles of incorporation, Consumers had $536 million of unrestricted retained earnings available to pay common stock dividends. If sufficient dividends are not paid to CMS Energy by its subsidiaries, CMS Energy may not be able to generate the funds necessary to fulfill its payment obligations, which could have a material adverse effect on CMS Energy's liquidity and financial condition.

CMS Energy has indebtedness that could limit its financial flexibility and its ability to meet its debt service obligations.

At December 31, 2012, CMS Energy, including Consumers, had $7.2 billion aggregate principal amount of indebtedness. CMS Energy had $2.4 billion aggregate principal amount of indebtedness at December 31, 2012. At December 31, 2012, there were no borrowings and $2 million of letters of credit outstanding under CMS Energy's revolving credit agreement. CMS Energy and its subsidiaries may incur additional indebtedness in the future.

The level of CMS Energy's present and future indebtedness could have several important effects on its future operations, including, among others:

  •
  a significant portion of CMS Energy's cash flow from operations could be dedicated to the payment of principal and interest on its indebtedness and would not be available for other purposes;
  •
  covenants contained in CMS Energy's existing debt arrangements, which require it to meet certain financial tests, could affect its flexibility in planning for, and reacting to, changes in its business;
  •
  CMS Energy's ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate and other purposes could become limited;
  •
  CMS Energy could be placed at a competitive disadvantage to its competitors that are less leveraged;

  •
  CMS Energy's vulnerability to adverse economic and industry conditions could increase; and
  •
  CMS Energy's future credit ratings could fluctuate.

CMS Energy's ability to meet its debt service obligations and to reduce its total indebtedness will depend on its future performance, which will be subject to general economic conditions, industry cycles, changes in laws or regulatory decisions, and financial, business, and other factors affecting its operations, many of which are beyond its control. CMS Energy cannot make assurances that its business will continue to generate sufficient cash flow from operations to service its indebtedness. If CMS Energy is unable to generate sufficient cash flows from operations, it may be required to sell assets or obtain additional financing. CMS Energy cannot ensure that additional financing will be available on commercially acceptable terms or at all.

CMS Energy and Consumers have financing needs and could be unable to obtain bank financing or access the capital markets. Potential disruption in the capital and credit markets could have a material adverse effect on CMS Energy's and Consumers' businesses, including the availability and cost of short-term funds for liquidity requirements and their ability to meet long-term commitments. These consequences could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

CMS Energy and Consumers may be subject to liquidity demands under commercial commitments, guarantees, indemnities, letters of credit, and other contingent liabilities. Consumers' capital requirements are expected to be substantial over the next several years as it implements renewable power generation and environmental projects, and those requirements may increase if additional laws or regulations are adopted or implemented.

CMS Energy and Consumers rely on the capital markets, particularly for publicly offered debt, as well as on bank syndications, to meet their financial commitments and short-term liquidity needs if internal funds are not available from Consumers' operations and, in the case of CMS Energy, dividends from Consumers and its other subsidiaries. CMS Energy and Consumers also use letters of credit issued under certain of their revolving credit facilities to support certain operations and investments.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect CMS Energy's and Consumers' access to liquidity needed for their respective businesses, as could Consumers' inability to obtain prior FERC authorization for any securities issuances, including publicly offered debt, as is required under the Federal Power Act. Any disruption or inability to obtain FERC authorization could require CMS Energy and Consumers to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for their business needs can be arranged. These measures could include deferring capital expenditures, changing CMS Energy's and Consumers' commodity purchasing strategy to avoid collateral-posting requirements, and reducing or eliminating future share repurchases, dividend payments, or other discretionary uses of cash.

CMS Energy continues to explore financing opportunities to supplement its financial plan. These potential opportunities include refinancing and/or issuing new debt, preferred stock and/or common equity, and bank financing. Similarly, Consumers plans to seek funds through the capital markets, commercial lenders, and leasing arrangements. Entering into new financings is subject in part to capital market receptivity to utility industry securities in general and to CMS Energy's and Consumers' securities in particular. CMS Energy and Consumers cannot guarantee the capital markets' acceptance of their securities or predict the impact of factors beyond their control, such as actions of rating agencies. If CMS Energy or Consumers is unable to obtain bank financing or access the capital markets to incur or refinance indebtedness, or is unable to obtain commercially reasonable terms for any financing, there could be a material adverse effect on its liquidity, financial condition, and results of operations.

Certain of CMS Energy's securities and those of its affiliates, including Consumers, are rated by various credit rating agencies. Any reduction or withdrawal of one or more of its credit ratings could have a material adverse impact on CMS Energy's or Consumers' ability to access capital on acceptable terms and maintain commodity lines of credit, could make its cost of borrowing higher, and could cause CMS Energy or Consumers to reduce its capital expenditures. If it is unable to maintain commodity lines of credit, CMS Energy or Consumers may have to post collateral or make prepayments to certain of its suppliers under existing contracts. Further, since Consumers provides dividends to CMS Energy, any adverse developments affecting Consumers that result in a lowering of its credit ratings could have an adverse effect on CMS Energy's credit ratings. CMS Energy and Consumers cannot guarantee that any of their present ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.

There are risks associated with Consumers' significant capital investment program planned for the next five years.

Consumers' planned investments include the Smart Energy program, new power generation, gas compression, environmental controls, and other electric and gas infrastructure to upgrade delivery systems. The success of these investments depends on or could be affected by a variety of factors including, but not limited to, effective cost and schedule management during implementation, changes in commodity and other prices, operational performance, changes in environmental, legislative and regulatory requirements, and regulatory cost recovery. Consumers cannot predict the impact that any of these factors could have on the success of its capital investment program. It is possible that adverse events associated with these factors could have a material adverse effect on Consumers' liquidity, financial condition, and results of operations.

Electric industry legislation in Michigan, coupled with increased competition in gas and electric markets, could have a material adverse effect on CMS Energy's and Consumers' businesses.

The 2008 Energy Law, among other things, limits alternative electric supply to ten percent of weather-adjusted retail sales for the preceding calendar year. Lower natural gas prices due to a large supply of natural gas on the market, coupled with low capacity prices in the electric supply market, are placing increasing competitive pressure on Consumers' electric supply. Presently, Consumers' electric rates are above the Midwest average, while the ROA level on Consumers' system is at the ten-percent cap and the proportion of Consumers' electric deliveries under the ROA program and on the ROA waiting list is 25 percent. In February 2013, a proposal was made to raise the ROA limit above ten percent. If the bill is enacted, it could have a material adverse effect on Consumers' business. In addition, the Michigan legislature is conducting hearings on the subject of energy competition. If other bills to raise the ROA limit above ten percent are proposed in the future and enacted, they could have a material adverse effect on Consumers' business.

Recently, the Michigan governor announced a process pursuant to which a series of reports are to be completed in December 2013 addressing energy efficiency, renewable energy, the electricity market and customer choice, and other subjects. The process is designed to help the governor and other lawmakers determine the state's next steps regarding energy policies. A series of public hearings have been scheduled in 2013 to gather input. Consumers expects to participate actively in this process but cannot predict its outcome.

Other new legislation or interpretations could change how the businesses of CMS Energy and Consumers operate, impact Consumers' ability to recover costs through rate increases, or require CMS Energy and Consumers to incur additional expenses.

CMS Energy and Consumers are subject to rate regulation, which could have an adverse effect on financial results.

CMS Energy and Consumers are subject to rate regulation. Electric and gas rates for their utilities are set by the MPSC and cannot be increased without regulatory authorization. While Consumers is permitted by the 2008 Energy Law to self-implement rate changes six months after a rate filing with the MPSC, subject to certain limitations, if a final rate order from the MPSC provides for lower rates than Consumers self-implemented, Consumers must refund the difference, with interest. Also, the MPSC may delay or deny implementation of a rate increase upon showing of good cause. In February 2011, the MPSC found good cause to delay Consumers' self-implementation of its requested gas rate increase. Consumers did not experience delays in self-implementation of rate increases in 2012.

In addition, Consumers' plans for making significant capital investments, including modifications to meet new environmental requirements and investment in new generation, could be affected adversely or could have a material adverse effect on Consumers if rate regulators fail to provide timely rate relief or to approve a Certificate of Necessity for new generation. Regulators seeking to avoid or minimize rate increases could resist raising customer rates sufficiently to permit Consumers to recover the full cost of modifications to meet environmental requirements and other prudent investments. In addition, because certain costs are mandated by state requirements for cost recovery, such as resource additions to meet Michigan's renewable resource standard, regulators could be more inclined to oppose rate increases for other required items and investments. Rate regulators could also face pressure to avoid or limit rate increases for a number of reasons, including failure of Michigan's economy to improve sufficiently or diminishment of Consumers' customer base. In addition to potentially affecting Consumers' investment program, any limitation of cost recovery through rates could have a material adverse effect on Consumers' liquidity, financial condition, and results of operations.

Orders of the MPSC could limit recovery of costs of providing service including, but not limited to, environmental and safety related expenditures for coal-fueled plants and other utility properties, power supply and natural gas supply costs, operating and maintenance expenses, additional utility-based investments, sunk investment in mothballed or retired coal-fueled generating plants, costs associated with the proposed retirement and decommissioning of facilities, depreciation expense, MISO energy and transmission costs, costs associated with energy efficiency investments and state or federally mandated renewable resource standards, Smart Energy program costs, or expenditures subjected to tracking mechanisms. These orders could also result in adverse regulatory treatment of other matters including, but not limited to, prevention or curtailment of shutoffs for non-paying customers, Consumers' gas revenue decoupling mechanism, prevention or curtailment of rights to self-implement rate requests, or refunds of previously self-implemented rates.

FERC authorizes certain subsidiaries of CMS Energy to sell electricity at market-based rates. Failure of CMS Energy and Consumers to obtain adequate rates or regulatory approvals in a timely manner could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

The various risks associated with the MPSC and FERC regulation of CMS Energy's and Consumers' businesses, which include the risk of adverse decisions in any number of rate or regulatory proceedings before either agency, as well as judicial proceedings challenging any such agency decisions, could have a substantial negative effect on the companies' investment plans and results of operations.

Electric industry regulation could have a material adverse effect on CMS Energy's and Consumers' businesses.

Federal and state regulation of electric utilities has changed dramatically in the last two decades and could continue to change over the next several years. These changes could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to, or affected by, extensive federal and state utility regulation. In CMS Energy's and Consumers' business planning and management of operations, they must address the effects of existing and proposed regulation on their businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators, and taxing authorities. Adoption of new regulations by federal or state agencies, or changes to present regulations and interpretations of these regulations, could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

There are multiple proceedings pending before FERC involving transmission matters. CMS Energy and Consumers cannot predict the impact of these electric industry restructuring proceedings on their liquidity, financial condition, and results of operations.

Periodic reviews of the values of CMS Energy's and Consumers' assets could result in impairment charges.

CMS Energy and Consumers are required by GAAP to review periodically the carrying value of their assets, including those that may be sold. Market conditions, the operational characteristics of their assets, and other factors could result in recording impairment charges for their assets, which could have an adverse effect on their stockholders equity and their access to additional financing. In addition, CMS Energy and Consumers may be required to record impairment charges at the time they sell assets, depending on the sale prices they are able to secure and other factors.

CMS Energy and Consumers could incur significant costs to comply with environmental requirements.

CMS Energy, Consumers, and their subsidiaries are subject to costly and increasingly stringent environmental regulations. They believe that environmental laws and regulations related to their operations will continue to become more stringent and require them to make additional significant capital expenditures for emissions control equipment.

In 2011, the EPA finalized and promulgated CSAPR as a replacement for CAIR. In August 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule. A request by the EPA for a rehearing of this ruling was denied.

In December 2011, the EPA issued the maximum achievable control technology standard for electric generating units, also known as MATS. This rule is expected to have a significant impact on Consumers' coal-fueled generating fleet.

In addition, the EPA is continually in the process of tightening standards for air quality. The EPA recently proposed new rules relating to fine particulate matter and ozone. These changes could also have a significant impact on Consumers' coal-fueled generating fleet.

In May 2010, the EPA issued a final rule that addresses greenhouse gas emissions from stationary sources under the Clean Air Act permitting programs. The "tailoring rule" sets thresholds for greenhouse gas emissions that define when permits under the NSR and Title V programs are required for new and existing industrial facilities. This regulation took effect in January 2011. In March 2012, the EPA released its proposed "Standards of Performance for Greenhouse Gas Emissions for New Stationary Sources: Electric Utility Generating Units." The proposed rule applies only to new fossil-fuel-fired steam electric generating units and would require that carbon dioxide emissions not exceed those of a modern, efficient natural gas combined-cycle-plant, regardless of fuel type. The EPA is also expected to propose emissions guidelines within the next one to three years for states to regulate greenhouse gas emissions from existing generating stations. In addition, legislation to regulate, control, or limit greenhouse gases could be enacted in the future by the U.S. Congress.

In 2012, 98 percent of the energy generated by Consumers came from fossil-fueled power plants, with 80 percent coming from coal-fueled power plants. CMS Enterprises also has interests in fossil-fueled power plants and other types of power plants that produce greenhouse gases. The aforementioned federal laws and rules, as well as additional laws and rules, if enacted, and international accords and treaties, could require CMS Energy and Consumers to install additional equipment for emission controls, purchase carbon emissions allowances, curtail operations, invest in non-fossil-fuel generating capacity, or take other significant steps to manage or lower the emission of greenhouse gases.

The following risks related to climate change and emissions could also have a material adverse impact on CMS Energy's and Consumers' liquidity, financial condition, and results of operations:

  •
  litigation originated by third parties against CMS Energy, Consumers, or their subsidiaries due to CMS Energy's or Consumers' greenhouse gas or other emissions;
  •
  impairment of CMS Energy's or Consumers' reputation due to their greenhouse gas or other emissions and public perception of their response to potential environmental regulations, rules, and legislation; and
  •
  extreme weather conditions, such as severe storms, that may affect customer demand, company operations, or assets.

The EPA is considering regulating CCRs, such as coal ash, as hazardous wastes under the Resource Conservation and Recovery Act. Michigan already regulates CCRs as low-hazard industrial waste. If coal ash is regulated as a hazardous waste, Consumers would likely cease the beneficial re-use of this product, resulting in significantly more coal ash requiring costly disposal. Additionally, it is possible that existing landfills could be closed if the upgrades to hazardous waste landfill standards are economically prohibitive. Costs associated with this potential regulation could be substantial.

The EPA is revising regulations that govern cooling water intake structures aimed at protecting aquatic life and that govern water discharges. Costs associated with these revisions could be material to CMS Energy, Consumers, and CMS Enterprises and result in operational changes or possibly significant impacts on the economics of generating units. In addition, the EPA is expected to propose new regulations in 2013 for wastewater discharges from electric generating plants. These new regulations may require physical and/or chemical treatment facilities for all waste water.

CMS Energy and Consumers expect to collect fully from their customers, through the ratemaking process, expenditures incurred to comply with environmental regulations, but cannot guarantee this outcome. If Consumers were unable to recover these expenditures from customers in rates, it could negatively affect CMS Energy's and/or Consumers' liquidity, results of operations, and financial condition and CMS Energy and/or Consumers could be required to seek significant additional financing to fund these expenditures.

For additional information regarding compliance with environmental regulations, see Item 1. Business, CMS Energy and Consumers Environmental Compliance and Item 8. Financial Statements and Supplementary Data, MD&A, Outlook, "Consumers Electric Utility Business Outlook and Uncertainties."

CMS Energy's and Consumers' businesses could be affected adversely by any delay in meeting environmental requirements.

A delay or failure by CMS Energy or Consumers to obtain or maintain any necessary environmental permits, approvals under the MISO tariff, or approvals to satisfy any applicable environmental regulatory requirements or install emission control equipment could:

  •
  prevent the construction of new facilities;
  •
  prevent the continued operation and sale of energy from existing facilities;
  •
  prevent the suspension of operations at existing facilities;
  •
  prevent the modification of existing facilities; or
  •
  result in significant additional costs that could have a material adverse effect on their liquidity, financial condition, and results of operations.

CMS Energy and Consumers expect to incur additional significant costs related to remediation of legacy environmental sites.

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

The MDEQ established a "No Further Action" status for these sites and others like them in late 2010 and is presently overhauling the implementation of the 2010 statutory revisions with a focus on streamlining the process, reasonable and consistent implementation, and risk-based techniques.

CMS Energy and Consumers expect to incur additional significant costs related to the remediation of these former MGP sites. Based upon prior MPSC orders, Consumers expects to be able to recover the costs of these cleanup activities through its gas rates, but cannot guarantee that outcome.

In addition, CMS Energy retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. CMS Energy has signed agreements with the EPA and the MDEQ relating to Bay Harbor. If CMS Energy were unable to meet its commitments under these agreements, or if unanticipated events occurred, CMS Energy could incur additional material costs relating to its Bay Harbor remediation obligations.

Consumers also expects to incur remediation and other response activity costs at a number of other sites under NREPA and Superfund. Consumers believes these costs should be recoverable in rates, but cannot guarantee that outcome.

CMS Energy and Consumers could be affected adversely by legacy litigation and retained liabilities.

In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. CMS Energy has cooperated with the DOJ's investigation regarding this matter. CMS Energy is unable to predict the outcome of the DOJ investigation or the amount of any fines or penalties that may be imposed and what effect, if any, the investigation will have on CMS Energy.

CMS Energy, CMS MST, CMS Field Services, Cantera Natural Gas, Inc., and Cantera Gas Company were named as defendants in various lawsuits arising as a result of alleged false natural gas price reporting. Allegations included manipulation of NYMEX natural gas futures and options prices, price-fixing conspiracies, and artificial inflation of natural gas retail prices in Colorado, Kansas, Missouri, and Wisconsin. CMS Energy cannot predict the outcome of the lawsuits or the amount of damages for which CMS Energy may be liable. It is possible that the outcome in one or more of the lawsuits could have a material adverse effect on CMS Energy's liquidity, financial condition, and results of operations.

The agreements that CMS Energy and Consumers enter into for the sale of assets customarily include provisions whereby they are required to:

  •
  retain specified preexisting liabilities, such as for taxes, pensions, or environmental conditions;
  •
  indemnify the buyers against specified risks, including the inaccuracy of representations and warranties that CMS Energy and Consumers make; and
  •
  make payments to the buyers depending on the outcome of post-closing adjustments, litigation, audits, or other reviews, including claims resulting from attempts by foreign or domestic governments to assess taxes on past operations or transactions.

Many of these contingent liabilities can remain open for extended periods of time after the sales are closed. Depending on the extent to which the buyers may ultimately seek to enforce their rights under these contractual provisions, and the resolution of any disputes concerning them, there could be a material adverse effect on CMS Energy's or Consumers' liquidity, financial condition, and results of operations.

In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus interest, in connection with the sale. CMS Energy has concluded that the government's tax claim is without merit. The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim. CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter. It is possible that the outcome of this matter could have a material adverse effect on CMS Energy's liquidity, financial condition, and results of operations.

CMS Energy's and Consumers' energy sales and operations are affected by seasonal factors and varying weather conditions from year to year.

CMS Energy's and Consumers' businesses are seasonal. Demand for electricity is greater in the summer cooling season and the winter heating season. Demand for natural gas peaks in the winter heating season. Accordingly, their overall results in the future may fluctuate substantially on a seasonal basis. Mild temperatures during the summer cooling season and winter heating season could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

Consumers is exposed to risks related to general economic conditions in its service territories.

Consumers' electric and gas utility businesses are affected by the economic conditions impacting the customers they serve. Although Consumers believes that economic conditions in Michigan are improving, the economy in Consumers' service territories continues to be affected adversely by the recession and its impact on the state's automotive and real estate sectors and by relatively high unemployment. In addition, Consumers' largest single customer has experienced sharply reduced electric demand. The Michigan economy also has been affected negatively by the uncertainty in the financial and credit markets. If economic conditions in Michigan decline further, Consumers may experience reduced demand for electricity or natural gas that could result in decreased earnings and cash flow. In addition, economic conditions in Consumers' service territory affect its collections of accounts receivable and levels of lost or stolen gas, which in turn impact its liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to information security risks, risks of unauthorized access to their systems, and technology failures.

In the regular course of business, CMS Energy and Consumers handle a range of sensitive security and customer information. CMS Energy and Consumers are subject to laws and rules issued by various agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of CMS Energy's and Consumers' information systems could involve theft or the inappropriate release of certain types of information, such as confidential customer information or, separately, system operating information. These events could disrupt operations, subject CMS Energy and Consumers to possible financial liability, damage their reputation and diminish the confidence of customers, and have a material adverse effect on CMS Energy's and Consumers' liquidity, financial conditions, and results of operations.

CMS Energy and Consumers operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, CMS Energy's and Consumers' technology systems are vulnerable to disability, failures, cyber crime, and unauthorized access. Those failures or breaches could impact the reliability of electric and gas generation and delivery and also subject

CMS Energy and Consumers to financial harm. Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including CMS Energy and Consumers, has increased in frequency, scope, and potential impact in recent years. While CMS Energy and Consumers have not been subject to cyber crime incidents that have had a material impact on their operations to date, their security measures in place may be insufficient to prevent a major cyber attack in the future. If CMS Energy's and Consumers' technology systems were to fail or be breached, CMS Energy and Consumers might not be able to fulfill critical business functions, and sensitive confidential and proprietary data could be compromised, which could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

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

CMS Energy's and Consumers' businesses have safety risks.

Consumers' electric and gas delivery systems, power plants, gas infrastructure, and energy products could be involved in accidents that result in injury or property loss to customers, employees, or the public. Although CMS Energy and Consumers have insurance coverage for many potential incidents (subject to deductibles and self-insurance amounts that could be material), depending upon the nature or severity of any incident or accident, CMS Energy or Consumers could suffer financial loss, damage to its reputation, and negative repercussions from regulatory agencies or other public authorities.

CMS Energy's and Consumers' revenues and results of operations are subject to risks that are beyond their control, including but not limited to natural disasters, terrorist attacks or related acts of war, hostile cyber intrusions, or other catastrophic events.

The impact of natural disasters, wars, terrorist acts, cyber intrusions, and other catastrophic events on the facilities and operations of CMS Energy and Consumers could have a material adverse effect on their liquidity, financial condition, and results of operations. A terrorist attack on physical infrastructure or a major natural disaster could result in severe damage to CMS Energy's and Consumers' assets beyond what could be recovered through insurance policies. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the electric and gas distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as significant expense to repair security breaches or system damage. Terrorist attacks or acts of war could result in the disruption of power and fuel markets that could increase costs or disrupt service. Widespread outages in Consumers' systems as a result of storms, floods, or other natural disasters could result in a prolonged loss of service to customers and significant expense to repair system damages. There is a risk that the regulators could assess Consumers' preparedness or response as inadequate and take adverse actions as a result.

Instability in the financial markets as a result of terrorism, war, natural disasters, credit crises, recessions, or other factors, could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

CMS Energy and Consumers are exposed to significant reputational risks.

Consumers is actively engaged in multiple regulatory oversight processes and has a large electric and gas customer base. As a result, Consumers has a highly visible public profile in Michigan. Consumers and CMS Energy could suffer negative impacts to their reputations as a result of operational incidents, violations of corporate compliance policies, regulatory violations, or other events. This could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations. It could also result in negative customer perception and increased regulatory oversight.

The markets for alternative energy and distributed generation could impact financial results.

Advances in technology could reduce the cost of alternative methods of producing electricity, such as fuel cells, microturbines, windmills, and photovoltaic (solar) cells, to a level that is competitive with that of fossil-fuel technology utilized by CMS Energy and Consumers to produce a majority of their electricity. It is also possible that electric customers could reduce their electric consumption significantly through demand-side energy conservation programs. Changes in technology could also alter the channels through which electric customers buy electricity. Any of these changes could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, or results of operations.

Energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to CMS Energy and Consumers or increased volatility in their earnings.

Consumers is exposed to changes in market prices for natural gas, coal, electricity, emission allowances, and RECs. Prices for natural gas, coal, electricity, emission allowances, and RECs may fluctuate substantially over relatively short periods of time and expose Consumers to commodity price risk. A substantial portion of Consumers' operating expenses for its plants consists of the costs of obtaining these commodities. Consumers manages these risks using established policies and procedures, and it may use various contracts to manage these risks, including swaps, options, futures, and forward contracts. No assurance can be made that these strategies will be successful in managing Consumers' pricing risk or that they will not result in net liabilities to Consumers as a result of future volatility in these markets.

Natural gas prices in particular have been historically volatile. Consumers routinely enters into contracts to mitigate exposure to the risks of demand, market effects of weather, and changes in commodity prices associated with its gas distribution business. These contracts are executed in conjunction with the GCR mechanism, which is designed to allow Consumers to recover prudently incurred costs associated with those positions. If the MPSC determined that any of these contracts or related contracting policies were imprudent, recovery of these costs could be disallowed. Consumers does not always hedge the entire exposure of its operations from commodity price volatility. Furthermore, the ability to hedge exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, Consumers may not be able to execute its risk management strategies, which could result in greater unhedged positions than preferred at a given time. To the extent that unhedged positions exist, fluctuating commodity prices could have a negative effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

CMS Energy and Consumers are exposed to credit risk of those with whom they do business.

CMS Energy and Consumers are exposed to credit risk of counterparties with whom they do business. Adverse economic conditions or financial difficulties experienced by these counterparties could impair the ability of these counterparties to pay for CMS Energy's and Consumers' services or fulfill their contractual obligations, including performance and payment of damages. CMS Energy and Consumers depend on these counterparties to remit payments and perform services timely. Any delay or default in payment or performance of contractual obligations could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations.

In recent years, the capital and credit markets have experienced unprecedented high levels of volatility and disruption. Market volatility and disruption could have a negative impact on CMS Energy's and Consumers' lenders, suppliers, customers, and other counterparties, causing them to fail to meet their obligations. Adverse economic conditions could also have a negative impact on the loan portfolio of CMS Energy's banking subsidiary, EnerBank.

Consumers may not be able to obtain an adequate supply of coal or natural gas, which could limit its ability to operate its electric generation facilities or serve its natural gas customers.

Consumers is dependent on coal for a significant portion of its electric generating capacity. While Consumers has coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to Consumers. The suppliers under the agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to Consumers. In addition, suppliers under these agreements may not be required to supply coal to Consumers under certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its coal requirements under existing or future coal supply and transportation contracts, it might be required to purchase coal at higher prices or forced to purchase electricity from higher cost generating resources in the Midwest Energy Market, which would increase Consumers' working capital requirements.

Consumers has firm interstate transportation and supply agreements in place to facilitate deliveries of natural gas to its customers. Apart from the contractual and monetary remedies available to Consumers in the event of a counterparty's failure to perform, there can be no assurances that the counterparties to these firm interstate transportation and supply agreements will fulfill their obligations to provide natural gas to Consumers. In addition, suppliers under these agreements may not be required to deliver natural gas to Consumers in certain circumstances, such as in the event of a natural disaster. If Consumers were unable to obtain its natural gas supply requirements under existing or future natural gas supply and transportation contracts, it could be required to purchase natural gas at higher prices from other sources or implement its natural gas curtailment program filed with the MPSC, which would increase Consumers' working capital requirements and decrease its natural gas revenues.

Market performance and other changes could decrease the value of employee benefit plan assets, which then could require significant funding.

The performance of the capital markets affects the values of assets that are held in trust to satisfy future obligations under CMS Energy's and Consumers' pension and postretirement benefit plans. CMS Energy and Consumers have significant obligations under these plans and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below CMS Energy's and Consumers' forecasted return rates. A decline in the market value of the assets or a change in the level of interest rates used to measure the required minimum funding levels may significantly increase the funding requirements of these obligations. Also, changes in demographics, including an increased number of retirements or changes in life expectancy assumptions, may significantly increase the funding requirements of the obligations related to the pension and postretirement benefit plans. Additionally, while CMS Energy and Consumers presently do not expect that the Health Care Acts will significantly increase obligations of their postretirement benefit plans, they cannot guarantee this outcome. If CMS Energy and Consumers are unable to manage their pension and postretirement plan assets successfully, it could have a material adverse effect on their liquidity, financial condition, and results of operations.

A work interruption or other union actions could adversely affect Consumers.

Over 40 percent of Consumers' employees are represented by unions. If these employees were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, Consumers could experience a significant disruption in its operations and higher ongoing labor costs. Additionally, while Consumers presently has good relationships with the unions representing its employees, Consumers cannot predict the impact of recent Right to Work legislation on union negotiations and relationships when existing union contracts expire.

Failure to attract and retain an appropriately qualified workforce could harm CMS Energy's and Consumers' results of operations.

The workforce of CMS Energy and Consumers is aging and a number of employees will become eligible to retire within the next few years. If CMS Energy and Consumers were unable to match skill sets to future needs, they could encounter operating challenges and increased costs. These challenges could include a lack of resources, loss of knowledge, and delays in skill development. Additionally, higher costs could result from the use of contractors to replace employees, loss of productivity, and safety incidents. Failing to train replacement employees adequately and to transfer internal knowledge and expertise could affect CMS Energy's and Consumers' ability to manage and operate their businesses. If CMS Energy and Consumers were unable to attract and retain an appropriately qualified workforce, their results of operations could be affected negatively.

Unplanned power plant outages could be costly for Consumers.

Unforeseen maintenance of our power plants may be required for many reasons, including catastrophic events such as fires, explosions, floods, or other acts of God, equipment failure, operator error, or to comply with environmental or safety regulations. When unplanned maintenance work is required on power plants or other equipment, Consumers will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that exceed Consumers' costs of generation. Additionally, unplanned maintenance work may reduce the capacity credit Consumers receives from MISO and may cause Consumers to incur additional capacity costs in future years. If Consumers were unable to recover any of these increased costs in rates, it could have a material adverse effect on Consumers' liquidity, financial condition, and results of operations.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact CMS Energy's and Consumers' results of operations.

CMS Energy and Consumers are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The tax obligations include income, real estate, sales and use taxes, employment-related taxes, and ongoing issues related to these tax matters. The judgments include determining reserves for potential adverse outcomes regarding tax positions that have been taken and may be subject to challenge by the IRS and/or other taxing authorities. Unfavorable settlements of any of the issues related to these reserves at CMS Energy or Consumers could have a material adverse effect on their liquidity, financial condition, and results of operations.

CMS Energy and Consumers are subject to changing tax laws. Increases in local, state, or federal tax rates or other changes in tax laws could have adverse impacts on their liquidity, financial condition, and results of operations.

CMS Energy and its subsidiaries, including Consumers and EnerBank, must comply with the Dodd-Frank Act and its related regulations, which are subject to change and may involve material costs or affect operations.

In 2010, the Dodd-Frank Act was passed into law. The Dodd-Frank Act is a sweeping piece of legislation, and the financial services industry is still assessing the impacts. Congress detailed some significant changes, but the Dodd-Frank Act leaves many details to be determined by regulation and further study. Regulations that are intended to implement the Dodd-Frank Act are being adopted by the appropriate agencies. The Dodd-Frank Act also created the Bureau of Consumer Financial Protection, which is part of the Federal Reserve and has been granted significant rule-making authority in the area of consumer financial products and services. The direction that the Bureau of Consumer Financial Protection will take, the regulations it will adopt, and its interpretation of existing laws and regulations are not yet fully known.

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act. Known as the Volcker Rule, it generally restricts certain banking entities (such as EnerBank) and their subsidiaries or affiliates from engaging in proprietary trading activities and from owning equity in or sponsoring any private equity or hedge fund. The statutory effective date of the Volcker Rule was July 2012, but it is subject to certain transition periods and exceptions for "permitted activities." In April 2012, the Federal Reserve Board issued a statement clarifying that banks and other financial institutions have until July 2014 to conform fully their activities and investments to the requirements, but final implementing regulations have not yet been issued. Under the statute and based on draft regulations issued in October 2011, the activities of CMS Energy and its subsidiaries (including EnerBank) are not expected to be materially affected; however, they would be restricted from engaging in proprietary trading, investing in third-party hedge or private equity funds, and sponsoring these funds in the future unless CMS Energy qualified for an exemption from the rule. CMS Energy cannot predict the full impact of the Volcker Rule on CMS Energy's or EnerBank's operations or financial condition until final regulations are issued.

Furthermore, effective July 2011, all companies that directly or indirectly control an FDIC-insured bank are required to serve as a source of financial strength for that institution. As a result, CMS Energy could be called upon by the FDIC to infuse additional capital into EnerBank to the extent that EnerBank fails to satisfy its capital requirements. In addition, CMS

Energy is contractually required (i) to make cash capital contributions to EnerBank in the event that EnerBank does not maintain required minimum capital ratios and (ii) to provide EnerBank financial support, in an amount and duration as may be necessary for EnerBank to meet the cash needs of its depositors and other operations. EnerBank has exceeded these requirements historically and exceeds them as of February 2013.

In addition, the Dodd-Frank Act potentially provides for regulation by the Commodity Futures Trading Commission of certain energy-related contracts. CMS Energy expects that it and its subsidiaries will qualify for an end-user exception, but these regulations could affect the ability of CMS Energy and its subsidiaries to participate in these markets and could add additional regulatory oversight over their contracting activities. Although CMS Energy and Consumers do not expect that this will have material impacts on their energy contracting activities, they cannot predict the outcome.

CMS Energy could be required to pay cash to certain security holders in connection with the optional conversion of their convertible securities.

CMS Energy has outstanding one series of cash-convertible securities, of which an aggregate principal amount of $172 million was outstanding at December 31, 2012. If the trading price of CMS Energy's common stock exceeds a specified amount at the end of a particular fiscal quarter, then holders of these convertible securities will have the option to convert their securities in the following fiscal quarter, with the principal amount payable in cash by CMS Energy. Accordingly, if the trading price minimum is satisfied and security holders exercise their conversion rights, CMS Energy may be required to outlay a significant amount of cash to those security holders and recognize losses, which could have a material adverse effect on CMS Energy's liquidity and results of operations.

CMS Energy's and Consumers' financial statements, including their reported earnings, could be significantly impacted by convergence with International Financial Reporting Standards.

The Financial Accounting Standards Board is expected to make broad changes to GAAP as part of an overall initiative to converge U.S. standards with International Financial Reporting Standards. These changes could have significant impacts on the financial statements of CMS Energy and Consumers. Also, the SEC is considering incorporating International Financial Reporting Standards into the financial reporting system for U.S. registrants. A transition to International Financial Reporting Standards could significantly impact CMS Energy's and Consumers' financial results, since these standards differ from GAAP in many ways. One of the major differences is the lack of special accounting treatment for regulated activities under International Financial Reporting Standards, which could result in greater earnings volatility for CMS Energy and Consumers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Descriptions of CMS Energy's and Consumers' properties are found in the following sections of Item 1. Business, all of which are incorporated by reference in this Item 2:

  •
  Business Segments, "Consumers Electric Utility – Electric Utility Properties;"

  •
  Business Segments, "Consumers Gas Utility – Gas Utility Properties;" and
  •
  Business Segments, "Enterprises Segment – Non-Utility Operations and Investments – Independent Power Production."

ITEM 3. LEGAL PROCEEDINGS

For information regarding CMS Energy's, Consumers', and their subsidiaries' significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 3, Regulatory Matters and Note 4, Contingencies and Commitments.

CMS Energy, Consumers, and certain of their subsidiaries and affiliates are also parties to routine lawsuits and administrative proceedings incidental to their businesses involving, for example, claims for personal injury and property damage, contractual matters, various taxes, and rates and licensing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

CMS ENERGY

CMS Energy's common stock is traded on the New York Stock Exchange. Market prices for CMS Energy's common stock and related security holder matters are contained in Item 8. Financial Statements and Supplementary Data, MD&A and Notes to the Consolidated Financial Statements, Note 21, Quarterly Financial and Common Stock Information (Unaudited), which are incorporated by reference herein. At February 8, 2013, the number of registered holders of CMS Energy's common stock totaled 38,206, based on the number of record holders. Presented in the following table are CMS Energy's dividends on its common stock:

Per Share
Period	February	May	August	November

2012	$ 0.24	$ 0.24	$ 0.24	$ 0.24
2011	0.21	0.21	0.21	0.21

Information regarding securities authorized for issuance under equity compensation plans is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein. For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 5, Financings and Capitalization.

CONSUMERS

Consumers' common stock is privately held by its parent, CMS Energy, and does not trade in the public market. Presented in the following table are Consumers' cash dividends on its common stock:

In Millions
Period	February	May	August	November

2012	$ 115	$ 43	$ 144	$ 91
2011	104	92	96	82

For additional information regarding dividends and dividend restrictions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 5, Financings and Capitalization.

ISSUER REPURCHASES OF EQUITY SECURITIES

Presented in the following table are CMS Energy's repurchases of equity securities for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs

October 1, 2012 to October 31, 2012	444	$ 23.43	–	–
November 1, 2012 to November 30, 2012	–	–	–	–
December 1, 2012 to December 31, 2012	–	–	–	–

Total	444	$ 23.43	–	–

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations for CMS Energy and Consumers is contained in Item 8. Financial Statements and Supplementary Data, MD&A, which is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Quantitative and qualitative disclosures about market risk for CMS Energy and Consumers are contained in Item 8. Financial Statements and Supplementary Data, MD&A, Critical Accounting Policies and Estimates, "Financial and Derivative Instruments and Market Risk Information," which is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Selected Financial Information	CMS Energy Corporation

			2012	2011	2010	2009	2008

	Operating revenue (in millions)	($)	6,253	6,503	6,432	6,205	6,807

	Income (loss) from equity method investees (in millions)	($)	17	9	11	(2)	5

	Income from continuing operations (in millions)[1]	($)	377	415	366	220	301

	Income (loss) from discontinued operations (in millions)	($)	7	2	(23)	20	1

	Net income available to common stockholders (in millions)	($)	382	415	324	218	284

	Average common shares outstanding (in thousands)		260,678	250,824	231,473	227,169	225,671

	Earnings from continuing operations per average common share
CMS Energy	– Basic	($)	1.43	1.65	1.50	0.87	1.25
	– Diluted	($)	1.39	1.57	1.36	0.83	1.20

	Earnings per average common share
CMS Energy	– Basic	($)	1.46	1.66	1.40	0.96	1.25
	– Diluted	($)	1.42	1.58	1.28	0.91	1.20

	Cash provided by operations (in millions)	($)	1,241	1,169	959	848	557

	Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,227	882	821	818	792

	Total assets (in millions)	($)	17,131	16,452	15,616	15,256	14,901

	Long-term debt, excluding current portion (in millions)	($)	6,710	6,040	6,448	5,895	6,015

	Non-current portion of capital and finance lease obligations (in millions)	($)	153	167	188	197	206

	Total preferred stock (in millions)	($)	–	–	–	239	243

	Cash dividends declared per common share	($)	0.96	0.84	0.66	0.50	0.36

	Market price of common stock at year-end	($)	24.38	22.08	18.60	15.66	10.11

	Book value per common share at year-end	($)	12.09	11.92	11.19	11.42	10.93

	Number of employees at year-end (full-time equivalents)		7,514	7,727	7,822	8,039	7,970

	Electric Utility Statistics
	Sales (billions of kWh)		38	38	38	36	37
	Customers (in thousands)		1,786	1,791	1,792	1,796	1,814
	Average sales rate per kWh	(¢)	10.94	10.80	10.54	9.81	9.48

	Gas Utility Statistics
	Sales and transportation deliveries (bcf)		329	337	317	319	338
	Customers (in thousands)[2]		1,715	1,713	1,711	1,708	1,713
	Average sales rate per mcf	($)	9.55	9.98	10.60	10.73	11.25

  1
  Income from continuing operations includes income attributable to noncontrolling interests of $2 million in each of 2012 and 2011, $3 million in 2010, $11 million in 2009, and $7 million in 2008.

  2
  Excludes off-system transportation customers.

Selected Financial Information	Consumers Energy Company

		2012	2011	2010	2009	2008

Operating revenue (in millions)	($)	6,013	6,253	6,156	5,963	6,421

Net income (in millions)	($)	439	467	434	293	364

Net income available to common stockholder (in millions)	($)	437	465	432	291	362

Cash provided by operations (in millions)	($)	1,353	1,323	910	922	873

Capital expenditures, excluding assets placed under capital lease (in millions)	($)	1,222	876	815	811	789

Total assets (in millions)	($)	16,275	15,662	14,839	14,622	14,246

Long-term debt, excluding current portion (in millions)	($)	4,297	3,987	4,488	4,063	3,908

Non-current portion of capital and finance lease obligations (in millions)	($)	153	167	188	197	206

Total preferred stock (in millions)	($)	44	44	44	44	44

Number of preferred stockholders at year-end		1,378	1,428	1,496	1,531	1,584

Number of employees at year-end (full-time equivalents)		7,205	7,435	7,522	7,755	7,697

Electric Utility Statistics
Sales (billions of kWh)		38	38	38	36	37
Customers (in thousands)		1,786	1,791	1,792	1,796	1,814
Average sales rate per kWh	(¢)	10.94	10.80	10.54	9.81	9.48

Gas Utility Statistics
Sales and transportation deliveries (bcf)		329	337	317	319	338
Customers (in thousands)[1]		1,715	1,713	1,711	1,708	1,713
Average sales rate per mcf	($)	9.55	9.98	10.60	10.73	11.25

  1
  Excludes off-system transportation customers.

CMS Energy Corporation
Consumers Energy Company
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A is a combined report of CMS Energy and Consumers.

EXECUTIVE OVERVIEW

CMS Energy is an energy company operating primarily in Michigan. It is the parent holding company of several subsidiaries, including Consumers, an electric and gas utility, and CMS Enterprises, primarily a domestic independent power producer. Consumers' electric utility operations include the generation, purchase, distribution, and sale of electricity, and Consumers' gas utility operations include the purchase, transmission, storage, distribution, and sale of natural gas. Consumers' customer base consists of a mix of residential, commercial, and diversified industrial customers. CMS Enterprises, through its subsidiaries and equity investments, owns and operates power generation facilities.

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

CMS Energy and Consumers earn revenue and generate cash from operations by providing electric and natural gas utility services; electric distribution and generation; gas transmission, storage, and distribution; and other energy-related services. Their businesses are affected primarily by:

  •
  regulation and regulatory matters;
  •
  economic conditions;
  •
  weather;
  •
  energy commodity prices;
  •
  interest rates; and
  •
  CMS Energy's and Consumers' securities' credit ratings.

CMS Energy's business strategy emphasizes the key elements depicted below:

SAFE, EXCELLENT OPERATIONS

The safety of employees, customers, and the general public remains a priority of CMS Energy and Consumers. Accordingly, CMS Energy and Consumers have worked to integrate a set of safety principles into their business operations and culture. These principles include complying with applicable safety, health, and security regulations and implementing programs and processes aimed at continually improving safety and security conditions. From 2006 to 2012, Consumers achieved a 76 percent reduction in the annual number of recordable safety incidents.

CUSTOMER VALUE

Consumers is undertaking a number of initiatives that reflect its intensified customer focus. Consumers' planned investments in reliability are aimed at improving safety, reducing customer outage frequency, reducing repetitive outages, and increasing customer satisfaction. Also, in order to minimize increases in customer rates, Consumers has undertaken several initiatives to reduce costs through a voluntary separation plan, accelerated pension funding, health-care cost sharing, negotiated labor agreements, information system efficiencies, and productivity improvement programs. Consumers considers these and other aspects of its customer value initiative to be important to its success.

UTILITY INVESTMENT

Consumers expects to make capital investments of about $7 billion from 2013 through 2017, as presented in the following illustration:

Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers. Consumers' capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers' investment program are projects that will enhance customer value. Consumers' planned base capital investments of $3.2 billion comprise $2.1 billion of electric utility projects to improve reliability and increase capacity and $1.1 billion of gas utility projects to increase capacity and deliverability and enhance pipeline integrity. An additional $1.4 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.7 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant, and $0.7 billion at the gas utility to replace mains and enhance transmission and storage systems. Consumers also expects to spend $1.1 billion on environmental investments needed to comply with state and federal laws and regulations.

In December 2012, Consumers announced plans to build a 700-MW gas-fueled plant at its Thetford complex in Genesee County, Michigan and filed an air permit application with the MDEQ for the proposed plant. Construction of the plant, at an estimated cost of $750 million, is contingent upon obtaining a Certificate of Necessity from the MPSC and environmental permits. Consumers expects the plant to be operational in 2017.

Renewable energy projects are another major component of Consumers' planned capital investments. Consumers expects to spend $0.3 billion on renewable energy investments, under an MPSC-approved renewable energy plan, from 2013 through 2017. The 2008 Energy Law requires that at least ten percent of Consumers' electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions. Consumers has historically included renewable resources as part of its portfolio, with about eight percent of its present power supply coming from such renewable sources as hydroelectric, landfill gas, biomass, and wind.

Consumers' Smart Energy program, with an estimated total project capital cost of $0.8 billion, also represents a major capital investment. The full-scale deployment of advanced metering infrastructure began in August 2012 and is planned to continue through 2019. Consumers has spent $0.2 billion through 2012 on its Smart Energy program, and expects to spend an additional $0.3 billion, following a phased approach, from 2013 through 2017.

REGULATION

Regulatory matters are a key aspect of CMS Energy's and Consumers' businesses, particularly Consumers' rate cases and regulatory proceedings before the MPSC. Important regulatory events and developments are summarized below.

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

    Consumers filed a new general electric rate case with the MPSC in September 2012, seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity. In January 2013, Consumers supplemented its electric rate case application to reflect changes to its environmental compliance and generation outage plans, which reduced its requested annual rate increase to $145 million.

    In this filing, Consumers requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Costs associated with these investments represent 85 percent of the total annual rate increase requested. The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers' actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery in 2014 of an additional $82 million associated with incremental 2014 investments, subject to reconciliation.

  •
  Gas Rate Case:  In June 2012, the MPSC authorized an annual rate increase of $16 million, based on a 10.3 percent authorized return on equity. In January 2013, the MPSC approved Consumers' reconciliation of the total revenues under rates self-implemented in March 2012 to those that would have been collected under the final rates. As a result of the reconciliation, which found that a refund was required, Consumers had a $2 million regulatory liability recorded at December 31, 2012. Consumers will refund this amount to customers in March 2013.

    In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements. Costs associated with these investments represent 120 percent of the total annual rate increase requested; this amount is offset partially by reductions in the revenue requirement associated with working capital.

    The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers' actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $70 million associated with additional investments in the period July 2014 through December 2015, subject to reconciliation.

  •
  Revenue Decoupling Mechanisms:  In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC's decision to authorize an electric revenue decoupling mechanism for DTE Electric. The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers. As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program and, at March 31, 2012, wrote off its $59 million electric revenue decoupling mechanism regulatory asset.

    In November 2012, the Michigan Court of Appeals ruled in an appeal of the MPSC's 2010 order in Consumers' electric rate case; this appeal had been filed by the Attorney General and ABATE. In light of the Court's previous ruling that the MPSC does not have authority to authorize electric decoupling, the Court reversed the portion of the 2010 order related to Consumers' electric revenue decoupling mechanism, substantiating Consumers' decision to write off its associated regulatory asset in March 2012. In addition, the Court remanded this portion of the electric rate case to the MPSC for further proceedings.

    In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism, requesting recovery of $16 million from customers for the period June 2010 through May 2011. This mechanism was extended through April 2012 and was not affected by the Court of Appeals decision on electric decoupling. The gas revenue decoupling mechanism allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order. In December 2012, the MPSC approved Consumers' reconciliation of the gas revenue decoupling mechanism for the full amount of its request for the period June 2010 through May 2011. The MPSC authorized recovery over three months beginning in February 2013.

    Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012. At December 31, 2012, Consumers had a $33 million regulatory asset recorded for gas revenue decoupling for the period June 2010 through April 2012.

  •
  DOE Settlement:  In 2011, Consumers entered into an agreement with the DOE to settle its claims related to the DOE's failure to accept spent nuclear fuel and filed an application with the MPSC regarding the allocation of the settlement amount. In December 2012, the MPSC authorized Consumers to refund to customers $23 million previously collected through rates for spent nuclear fuel costs over a six-month period beginning in January 2013. The MPSC also authorized Consumers to utilize $85 million of the settlement amount as recovery of Consumers' regulatory asset for the Big Rock ISFSI.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers' weather-adjusted retail sales of the preceding calendar year. At December 31, 2012, Consumers' electric deliveries under the ROA program were at the ten percent limit. In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier. Presently, the proportion of Consumers' electric deliveries under the ROA program and on the ROA waiting list is 25 percent. The revision also proposes an increase in the cap of six percentage points per year from 2014 through 2016. Consumers is unable to predict the outcome of this legislative proposal.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.

In 2011, the EPA finalized CSAPR, which was intended to replace CAIR; however, due to litigation surrounding CSAPR, the U.S. Court of Appeals for the D.C. Circuit issued a stay of CSAPR, stating that CAIR would remain in place while the court considers the issues. In August 2012, the Court voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule. A request by the EPA for a rehearing of this ruling was denied.

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

FINANCIAL PERFORMANCE IN 2012 AND BEYOND

In 2012, CMS Energy's net income available to common stockholders was $382 million, and diluted EPS were $1.42. This compares with net income available to common stockholders of $415 million and diluted EPS of $1.58 in 2011. The main factors contributing to the decline in earnings in 2012 were the write-off of Consumers' electric revenue decoupling mechanism regulatory asset, as discussed above, and the absence of a tax benefit recognized in 2011 related to the enactment of the MCIT, offset partially by improved operating results at Consumers.

A more detailed discussion of the factors affecting CMS Energy's and Consumers' performance can be found in the Results of Operations section that follows this Executive Overview.

CMS Energy and Consumers believe that economic conditions in Michigan are improving. Although Michigan's economy continues to be affected by the recession and its impact on the state's automotive industry and by high unemployment rates, there are indications that the recession has eased in Michigan. Consumers expects its electric sales to increase by about 0.5 to 1.0 percent annually through 2017, driven largely by the continued rise in industrial production. Excluding the impacts of energy efficiency programs, Consumers expects its electric sales to increase by about 1.0 to 1.5 percent annually through 2017. Consumers is projecting that its gas sales will remain stable through 2017. This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts
Years Ended December 31	2012	2011	2010

Net Income Available to Common Stockholders	$ 382	$ 415	$ 324
Basic Earnings Per Share	$ 1.46	$ 1.66	$ 1.40
Diluted Earnings Per Share	$ 1.42	$ 1.58	$ 1.28

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

Electric utility	$ 325	$ 333	$ (8)	$ 333	$ 303	$ 30
Gas utility	110	130	(20)	130	127	3
Enterprises	16	32	(16)	32	36	(4)
Corporate interest and other	(76)	(82)	6	(82)	(119)	37
Discontinued operations	7	2	5	2	(23)	25

Net Income Available to Common Stockholders	$ 382	$ 415	$ (33)	$ 415	$ 324	$ 91

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2012 versus 2011:

In Millions
Reasons for the change	2012 better/(worse) than 2011

Electric and gas rate orders	$ 90
Electric sales	19
Recovery of development costs related to canceled coal-fueled plant	9
Gas sales	(33)
Higher depreciation and property tax	(31)
Higher operating and maintenance expenses and expenses related to a 2012 Michigan ballot proposal	(12)
Other regulatory impacts (absence of electric decoupling, offset partially by a gain on DOE settlement)	(13)
Other	(13)	$ 16

Subsidiary earnings of enterprises segment		9
Lower corporate fixed charges, higher EnerBank earnings, and other		10
Charge to write off electric decoupling regulatory asset		(36)
Absence of tax benefit related to MCIT enactment in 2011		(32)

Total change		$ (33)

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2011 versus 2010:

In Millions
Reasons for the change	2011 better/(worse) than 2010

Electric and gas rate orders	$ 72
Gas sales	18
Electric sales	4
Distribution and service restoration cost	(37)
Other, including depreciation and property tax	(31)	$ 26

Lower subsidiary earnings of enterprises segment		(22)
Cost of debt retirements and preferred stock redemption	13
Interest expense	10
Other, mainly tax impacts	10	33

MCIT enactment	32
Absence of 2010 increase in Bay Harbor environmental liability	25
Absence of 2010 insurance settlement recovery	(31)
Other, including absence of 2010 tax adjustments related to previously sold businesses	28	54

Total change		$ 91

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

Net Income Available to Common Stockholders	$ 325	$ 333	$ (8)	$ 333	$ 303	$ 30

Reasons for the change
Electric deliveries and rate increases			$ 81			$ 25
Power supply costs and related revenue			2			9
Other income, net of expenses			(16)			(16)
Maintenance and other operating expenses			5			(31)
Depreciation and amortization			(47)			38
General taxes			(10)			1
Interest charges			12			8
Income taxes			(35)			(4)

Total change			$ (8)			$ 30

Electric deliveries and rate increases:    For 2012, electric delivery revenues increased $81 million compared with 2011. This increase was due to additional revenues of $106 million resulting from the June 2012 rate order and from Consumers' self-implemented rate increase in December 2011, $19 million from higher deliveries in 2012, and a $46 million increase in other revenues, primarily from energy optimization and renewable energy programs. These increases were offset partially by a $59 million charge to write off Consumers' electric decoupling mechanism regulatory asset, and the absence, in 2012, of $31 million of electric decoupling revenues recognized in 2011. Deliveries to end-use customers were 38.1 billion kWh in 2012 and 37.8 billion kWh in 2011.

For 2011, electric delivery revenues increased $25 million compared with 2010. This increase was due to additional revenues of $92 million resulting from a November 2010 rate increase and a $20 million increase in other revenues, offset largely by the absence, in 2011, of $87 million of surcharges in 2010 to recover retirement benefit expenses and certain regulatory assets. Deliveries to end-use customers were 37.8 billion kWh in 2011 and 37.7 billion kWh in 2010.

Other income, net of expenses:    For 2012, other income, net of expenses, decreased $16 million compared with 2011, due primarily to expenses related to a 2012 Michigan ballot proposal associated with renewable energy.

For 2011, other income decreased $16 million compared with 2010, due to a reduction in the return on certain regulatory assets as a result of their declining balances.

Maintenance and other operating expenses:    For 2012, maintenance and other operating expenses decreased $5 million compared with 2011. This decrease reflected the authorized recovery of $14 million associated with Consumers' cancelled coal-fueled plant, an $11 million decrease in service restoration costs, a $12 million benefit related to Consumers' settlement with the DOE, and an $8 million decrease in uncollectible accounts expense. These decreases were offset partially by an $18 million increase in energy optimization program costs, a $14 million increase in other operating expenses, including higher costs related to system reliability, and an $8 million increase associated with voluntary separation program expenses.

For 2011, maintenance and other operating expenses increased $31 million compared with 2010. This increase was due to $28 million of higher service restoration costs, caused by a series of unusually severe storms in 2011, a $15 million increase in energy optimization program costs, and an $11 million increase in uncollectible accounts expense. Additionally, forestry, plant maintenance, and other operating expenses increased $31 million in 2011. These increases were offset partially by the absence, in 2011, of $32 million of retirement benefit expenses that were recovered in revenues in 2010 and a $22 million impairment charge recorded in 2010 associated with Consumers' cancelled coal-fueled plant.

Depreciation and amortization:    For 2012, depreciation and amortization expense increased $47 million compared with 2011, due primarily to increased plant in service and an increase in depreciation expense authorized in a June 2012 rate order.

For 2011, depreciation and amortization expense decreased $38 million compared with 2010, due to a $54 million decrease in amortization expense on certain regulatory assets, offset partially by a $16 million increase in depreciation expense from increased plant in service.

General Taxes:    For 2012, general taxes increased $10 million compared with 2011, due primarily to the absence, in 2012, of a favorable outcome to a Michigan single business tax audit recorded in 2011.

Interest Charges:    For 2012, interest charges decreased $12 million compared with 2011, due to lower average debt levels and lower average interest rates in 2012.

For 2011, interest charges decreased $8 million compared with 2010, primarily from the absence, in 2011, of interest expense on a Michigan use tax assessment.

Income taxes:    For 2012, income taxes increased $35 million compared with 2011. This increase was due to higher electric utility earnings, a change from the MBT to the MCIT in January 2012, and the absence, in 2012, of a $4 million benefit related to the Medicare Part D Subsidy.

For 2011, income taxes increased $4 million compared with 2010, due to higher electric utility earnings.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

Net Income Available to Common Stockholders	$ 110	$ 130	$ (20)	$ 130	$ 127	$ 3

Reasons for the change
Gas deliveries and rate increases			$ (29)			$ 64
Other income, net of expenses			(2)			(9)
Maintenance and other operating expenses			8			(34)
Depreciation and amortization			(4)			(8)
General taxes			(7)			(3)
Interest charges			8			3
Income taxes			6			(10)

Total change			$ (20)			$ 3

Gas deliveries and rate increases:    For 2012, gas delivery revenues decreased $29 million compared with 2011. This decrease reflected a $43 million reduction resulting from lower customer deliveries, due primarily to milder weather in early 2012, and a $5 million decrease in other revenues. These decreases were offset partially by $19 million of additional revenues from rate increases. Gas deliveries, including transportation to end-use customers, were 259 bcf in 2012, a decrease of 28 bcf, or ten percent, compared with 2011.

For 2011, gas delivery revenues increased $64 million compared with 2010. This increase reflected $11 million in additional revenues from a May 2011 rate increase and $28 million from higher customer usage, of which $16 million was due to colder weather in 2011. In addition, surcharge and other miscellaneous revenues increased $25 million. Gas deliveries, including transportation to end-use customers, were 287 bcf in 2011, an increase of 14 bcf, or five percent, compared with 2010.

Other income, net of expenses:    For 2011, other income decreased $9 million compared with 2010, due primarily to a reduction in interest income related to secured lending agreements.

Maintenance and other operating expenses:    For 2012, maintenance and other operating expenses decreased $8 million compared with 2011. This decrease was due to an $8 million reduction in uncollectible accounts expense and a $4 million reduction in other operating expenses, offset partially by a $4 million increase associated with voluntary separation program expenses.

For 2011, maintenance and other operating expenses increased $34 million compared with 2010. This increase was due to $24 million of higher energy optimization program costs, a $6 million increase in uncollectible accounts expense, and $4 million in higher distribution operating expenses.

Depreciation and amortization:    For 2012, depreciation and amortization expense increased $4 million compared with 2011, and for 2011, depreciation and amortization expense increased $8 million compared with 2010. Both increases were due to higher depreciation expense from increased plant in service.

General Taxes:    For 2012, general taxes increased $7 million compared with 2011, due primarily to the absence, in 2012, of a favorable outcome to a Michigan single business tax audit recorded in 2011.

Interest Charges:    For 2012, interest charges decreased $8 million compared with 2011, due to lower average debt levels and lower average interest rates in 2012.

Income taxes:    For 2012, income taxes decreased $6 million compared with 2011, due primarily to lower gas utility earnings.

For 2011, income taxes increased $10 million compared with 2010, due to higher gas utility earnings and the absence, in 2011, of a $3 million benefit related to the Medicare Part D subsidy.

ENTERPRISES RESULTS OF OPERATIONS

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

Net Income Available to Common Stockholders	$ 16	$ 32	$ (16)	$ 32	$ 36	$ (4)

For 2012, net income of the enterprises segment decreased $16 million compared with 2011, due to the absence, in 2012, of a $28 million income tax benefit resulting from the enactment of the MCIT in May 2011, offset partially by $6 million of tax benefits due primarily to law changes related to Medicare Part D and by $6 million of additional earnings from an insurance settlement received in 2012 and from improved operating results.

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

For further details about the enactment of the MCIT, see Note 14, Income Taxes. For further details regarding Bay Harbor, see Note 4, Contingencies and Commitments.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

Net Income (Reduction) Available to Common Stockholders	$ (76)	$ (82)	$ 6	$ (82)	$ (119)	$ 37

For 2012, corporate interest and other net expenses decreased $6 million compared with 2011, due primarily to higher net earnings at EnerBank.

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

DISCONTINUED OPERATIONS

For 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability associated with a prior asset sale. For 2011, income from discontinued operations was $2 million, due to a favorable legal settlement related to previously sold business. For 2010, the loss from discontinued operations of $23 million was related to prior asset sales.

For further details regarding discontinued operations, see Note 20, Asset Sales, Discontinued Operations, and Impairment Charges.

CASH POSITION, INVESTING, AND FINANCING

At December 31, 2012, CMS Energy had $122 million of consolidated cash and cash equivalents, which included $29 million of restricted cash and cash equivalents. At December 31, 2012, Consumers had $33 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the years ended December 31, 2012, 2011, and 2010:

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

CMS Energy, including Consumers
Net income	$ 384	$ 417	$ (33)	$ 417	$ 343	$ 74
Non-cash transactions[1]	1,085	981	104	981	1,112	(131)

	1,469	1,398	71	1,398	1,455	(57)
Postretirement benefits contributions	(72)	(323)	251	(323)	(463)	140
Changes in core working capital[2]	(48)	135	(183)	135	54	81
Changes in other assets and liabilities, net	(108)	(41)	(67)	(41)	(87)	46

Net cash provided by operating activities	$ 1,241	$ 1,169	$ 72	$ 1,169	$ 959	$ 210

Consumers
Net income	$ 439	$ 467	$ (28)	$ 467	$ 434	$ 33
Non-cash transactions[1]	993	947	46	947	1,103	(156)

	1,432	1,414	18	1,414	1,537	(123)
Postretirement benefits contributions	(68)	(315)	247	(315)	(447)	132
Changes in core working capital[2]	(31)	138	(169)	138	57	81
Changes in other assets and liabilities, net	20	86	(66)	86	(237)	323

Net cash provided by operating activities	$ 1,353	$ 1,323	$ 30	$ 1,323	$ 910	$ 413

  1
  Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

  2
  Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For 2012, net cash provided by operating activities at CMS Energy increased $72 million compared with 2011, and net cash provided by operating activities at Consumers increased $30 million compared with 2011. The increases were due primarily to the absence of a pension fund contribution and the impact of lower gas prices on inventory purchased in 2012, offset partially by lower cash collections resulting from the increase in accumulated credits applied to customer accounts in 2012.

For 2011, net cash provided by operating activities at CMS Energy increased $210 million compared with 2010, and net cash provided by operating activities at Consumers increased $413 million compared with 2010. The increases were due primarily to lower pension contributions and decreased refunds paid to customers, offset partially by the impact of lower gas prices on inventory sold in 2011. Additionally, at Consumers, net cash provided by operating activities increased due to lower income tax payments to CMS Energy in 2011.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the years ended December 31, 2012, 2011, and 2010:

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

CMS Energy, including Consumers
Capital expenditures	$ (1,227)	$ (882)	$ (345)	$ (882)	$ (821)	$ (61)
Costs to retire property and other	(123)	(176)	53	(176)	(182)	6

Net cash used in investing activities	$ (1,350)	$ (1,058)	$ (292)	$ (1,058)	$ (1,003)	$ (55)

Consumers
Capital expenditures	$ (1,222)	$ (876)	$ (346)	$ (876)	$ (815)	$ (61)
Costs to retire property and other	(57)	(75)	18	(75)	(44)	(31)

Net cash used in investing activities	$ (1,279)	$ (951)	$ (328)	$ (951)	$ (859)	$ (92)

For 2012, net cash used in investing activities at CMS Energy increased $292 million compared with 2011, and net cash used in investing activities at Consumers increased $328 million compared with 2011. The increases were due primarily to increases in capital expenditures under Consumers' capital investment program. At CMS Energy, these increases were offset partially by slower growth in EnerBank consumer lending.

For 2011, net cash used in investing activities at CMS Energy increased $55 million compared with 2010, and net cash used in investing activities at Consumers increased $92 million compared with 2010. The changes were due primarily to increases in capital expenditures and costs to retire property.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the years ended December 31, 2012, 2011, and 2010:

In Millions
Years Ended December 31	2012	2011	Change	2011	2010	Change

CMS Energy, including Consumers
Issuance of FMBs, senior notes, and other debt	$ 2,017	$ 725	$ 1,292	$ 725	$ 1,704	$ (979)
Retirement of debt	(1,829)	(708)	(1,121)	(708)	(1,033)	325
Common stock issued	30	29	1	29	10	19
Redemption of preferred stock	–	–	–	–	(239)	239
Payments of common and preferred stock dividends	(252)	(211)	(41)	(211)	(162)	(49)
Other financing activities	75	(34)	109	(34)	(78)	44

Net cash provided by (used in) financing activities	$ 41	$ (199)	$ 240	$ (199)	$ 202	$ (401)

Consumers
Issuance of FMBs	$ 1,075	$ –	$ 1,075	$ –	$ 600	$ (600)
Retirement of debt	(1,064)	(80)	(984)	(80)	(482)	402
Payments of common and preferred stock dividends	(395)	(376)	(19)	(376)	(360)	(16)
Stockholder contribution from CMS Energy	150	125	25	125	250	(125)
Other financing activities	80	(27)	107	(27)	(27)	–

Net cash used in financing activities	$ (154)	$ (358)	$ 204	$ (358)	$ (19)	$ (339)

For 2012, net cash provided by financing activities at CMS Energy increased $240 million compared with 2011 and net cash used in financing activities at Consumers decreased $204 million compared with 2011. These changes were due primarily to proceeds from Consumers' revolving accounts receivable sales program and an increase in net debt issuances to fund Consumers' capital investment program.

For 2011, net cash used in financing activities at CMS Energy increased $401 million compared with 2010 and net cash used in financing activities at Consumers increased by $339 million compared with 2010. These increases were due primarily to a decrease in net proceeds from borrowings and, at Consumers, a lower stockholder's contribution from CMS Energy in 2011.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations. The ability of CMS Energy's subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary's revenues, earnings, cash needs, and other factors. In addition, Consumers' ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements. For additional details on Consumers' dividend restrictions, see Note 5, Financings and Capitalization – Dividend Restrictions. For the year ended December 31, 2012, Consumers paid $393 million in common stock dividends to CMS Energy.

In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in "at the market" offerings, common stock having an aggregate sales price of up to $50 million. In June 2012 and June 2011, CMS Energy issued common stock under this program and received net proceeds of $15 million in each period.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy's and Consumers' access to the financial and capital markets depends on their credit ratings and on market conditions. As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access. If access to these markets were to become diminished or otherwise restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending. CMS Energy and Consumers had the following secured revolving credit facilities available at December 31, 2012:

In Millions
	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available	Expiration Date

CMS Energy
Revolving credit facility[1]	$ 550	$ –	$ 2	$ 548	December 2017

Consumers
Revolving credit facility[2]	$ 500	$ –	$ 2	$ 498	December 2017
Revolving credit facility[2]	150	–	–	150	April 2017
Revolving credit facility[2]	30	–	30	–	September 2014

  1
  Obligations under this facility are secured by Consumers common stock.

  2
  Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit. An additional source of liquidity is Consumers' revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing. At December 31, 2012, $140 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy's and Consumers' credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein. At December 31, 2012, no events of default had occurred with respect to any financial covenants contained in CMS Energy's and Consumers' credit agreements, debt indentures, or other facilities. CMS Energy and Consumers were each in compliance with these limits as of December 31, 2012, as presented in the following table:

December 31, 2012
Credit Agreement, Indenture, or Facility	Description	Limit	Actual

CMS Energy
$550 million revolving credit agreement and $180 million term loan credit agreement	Debt to EBITDA	≤ 6.0 to 1.0	4.7 to 1.0
Senior notes indenture	Interest Coverage	> 1.6 to 1.0	4.1 to 1.0
$180 million term loan credit agreement	Interest Coverage	> 2.0 to 1.0	4.1 to 1.0

Consumers
$500 million, $150 million, and $30 million revolving credit agreements, $35 million and $68 million reimbursement agreements, and $250 million accounts receivable purchase agreement	Debt to Capital	≤ 0.65 to 1.0	0.49 to 1.0

Components of CMS Energy's and Consumers' cash management plan include controlling operating expenses and capital expenditures and evaluating market conditions for financing and refinancing opportunities. CMS Energy and Consumers believe that their present level of cash and their expected cash flows from operating activities, together with their access to sources of liquidity, will be sufficient to fund their contractual obligations for 2013 and beyond.

Contractual Obligations:    Presented in the following table are CMS Energy's and Consumers' contractual obligations for each of the periods presented. The table excludes all amounts classified as current liabilities on CMS Energy's and Consumers' consolidated balance sheets, other than the current portion of long-term debt and capital and finance leases.

In Millions
	Payments Due
December 31, 2012	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

CMS Energy, including Consumers
Long-term debt	$ 7,245	$ 347	$ 1,321	$ 1,193	$ 4,384
Interest payments on long-term debt	2,764	357	669	561	1,177
Capital and finance leases	175	24	45	37	69
Interest payments on capital and finance leases	74	10	19	16	29
Operating leases	180	26	49	38	67
Asset retirement obligations	312	12	25	26	249
Deferred investment tax credit	43	–	6	6	31
Environmental liabilities	161	–	40	29	92
Purchase obligations[1]	12,326	1,878	2,018	1,722	6,708
Purchase obligations – related parties[1]	1,469	89	182	188	1,010

Total contractual obligations	$ 24,749	$ 2,743	$ 4,374	$ 3,816	$ 13,816

Consumers
Long-term debt	$ 4,341	$ 41	$ 567	$ 700	$ 3,033
Interest payments on long-term debt	1,901	223	414	358	906
Capital and finance leases	175	24	45	37	69
Interest payments on capital and finance leases	74	10	19	16	29
Operating leases	180	26	49	38	67
Asset retirement obligations	311	12	25	26	248
Deferred investment tax credit	43	–	6	6	31
Environmental liabilities	111	–	31	21	59
Purchase obligations[1]	12,326	1,878	2,018	1,722	6,708
Purchase obligations – related parties[1]	1,469	89	182	188	1,010

Total contractual obligations	$ 20,931	$ 2,303	$ 3,356	$ 3,112	$ 12,160

  1
  Long-term contracts for purchase of commodities and related services, and construction and technology services. The commodities and related services include natural gas and associated transportation, electricity, and coal and associated transportation.

CMS Energy and Consumers also have recognized non-current liabilities for which the timing of payments cannot be reasonably estimated. These items, which are excluded from the table above, include regulatory liabilities, deferred income taxes, workers compensation liabilities, accrued liabilities under renewable energy programs, and other liabilities. Retirement benefits are also not included in the table above. For details related to benefit payments, see Note 12, Retirement Benefits.

Off-Balance-Sheet Arrangements:    CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees. Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms. The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $512 million at December 31, 2012. While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition. For additional details on these and other guarantee arrangements, see Note 4, Contingencies and Commitments – Guarantees.

Capital Expenditures:    Over the next five years, CMS Energy and Consumers expect to make capital investments about $7 billion, including $750 million for Consumers' proposed new gas-fueled plant. CMS Energy and Consumers may revise their forecasts of capital expenditures periodically due to a number of factors, including environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital. Presented in the following table are CMS Energy's and Consumers' estimated capital expenditures, including lease commitments, for 2013 through 2017:

In Millions
	2013	2014	2015	2016	2017	Total

CMS Energy, including Consumers
Consumers	$ 1,400	$ 1,500	$ 1,600	$ 1,300	$ 1,200	$ 7,000
Enterprises	6	4	1	1	1	13

Total CMS Energy	$ 1,406	$ 1,504	$ 1,601	$ 1,301	$ 1,201	$ 7,013

Consumers
Electric utility operations[1,2]	$ 1,000	$ 1,100	$ 1,300	$ 1,000	$ 800	$ 5,200
Gas utility operations[2]	400	400	300	300	400	1,800

Total Consumers	$ 1,400	$ 1,500	$ 1,600	$ 1,300	$ 1,200	$ 7,000

  1
  These amounts include estimates for capital expenditures that may be required by environmental laws, regulations, or potential consent decrees.

  2
  These amounts include estimates for capital expenditures related to information technology projects, facility improvements, and vehicle leasing.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy's and Consumers' financial condition and results of operations. These trends and uncertainties could have a material impact on CMS Energy's and Consumers' consolidated income, cash flows, or financial position. For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Item 1A. Risk Factors; and Note 4, Contingencies and Commitments.

CONSUMERS ELECTRIC UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Balanced Energy Initiative:    Consumers continues to experience increasing demand for electricity due to Michigan's recovering economy and increased use of air conditioning, consumer electronics, and other electric devices, offset partially by the predicted effects of energy efficiency and conservation. In July 2012, customers set a new all-time peak demand record of 9,006 MW.

Consumers plans to mothball seven of its smaller coal-fueled units in 2015. Consumers will continue to evaluate its options for the plants, which include:

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

With the potential closure of these plants, Consumers could experience a shortfall in generation capacity of up to 1,500 MW in 2015. In order to address future capacity requirements and growing electric demand in Michigan, Consumers updated its balanced energy initiative, a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

  •
  energy efficiency;
  •
  demand management;
  •
  expanded use of renewable energy;
  •
  development of new power plants;
  •
  power or generating asset purchases to complement existing generating sources; and
  •
  continued operation or upgrade of existing units.

In December 2012, Consumers announced plans to build a 700-MW gas-fueled plant at its Thetford complex in Genesee County, Michigan and filed an air permit application with the MDEQ for the proposed plant. Construction of the plant is contingent upon obtaining a Certificate of Necessity from the MPSC and environmental permits. Consumers expects the plant to be operational in 2017.

Renewable Energy Plan:    Consumers' renewable energy plan details how Consumers will meet REC and capacity standards prescribed by the 2008 Energy Law. This law requires Consumers to obtain RECs in an amount equal to at least ten percent of its electric sales volume (estimated to be 3.5 million RECs annually) in 2015 and each year thereafter. RECs represent proof that the associated electricity was generated from a renewable energy resource. Under its renewable energy plan, Consumers expects to meet its renewable energy requirement each year with a combination of newly generated RECs and previously generated RECs carried over from prior years.

The 2008 Energy Law also requires Consumers to obtain 500 MW of capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties. To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity. Through December 2012, Consumers has contracted for the purchase of 299 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its recently constructed Lake Winds® Energy Park. The combination of the contracted and owned capacity represents 80 percent of the 2015 renewable capacity requirement. Consumers expects to meet the balance of the requirement through the completion of its Cross Winds® Energy Park in Tuscola County, Michigan, which is scheduled to begin operations in late 2015.

The extension of the tax credits for wind projects for which construction begins prior to December 31, 2013 could reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law; however, the requirements to qualify for the credit are not yet fully defined. Consumers cannot predict the overall impact of this legislative change.

Energy Optimization Plan:    The 2008 Energy Law requires Consumers to achieve energy savings equivalent to annual sales reduction targets through at least 2015. The targets are incremental with the goal of achieving a six percent reduction in customers' electricity use and a four percent reduction in customers' natural gas use by December 31, 2015. At December 31, 2012, Consumers had met 61 percent of its electric goal and 68 percent of its natural gas goal. Under its energy optimization plan, Consumers provides its customers with incentives to reduce usage by offering energy audits, rebates and discounts on purchases of highly efficient appliances, and other incentives and programs. Consumers estimates that, through its gas and electric energy optimization programs, its customers realized $184 million in energy savings during 2012.

Electric Customer Deliveries and Revenue:    Consumers' electric customer deliveries are largely dependent on Michigan's economy, which has suffered from economic and financial instability in the automotive and real estate sectors. Consumers believes economic conditions in Michigan are improving, and expects weather-adjusted electric deliveries to remain stable in 2013 compared with 2012.

Consumers expects average electric delivery growth of about 0.5 to 1.0 percent annually over the next five years. This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards. Actual deliveries will depend on:

  •
  energy conservation measures and results of energy efficiency programs;
  •
  fluctuations in weather; and
  •
  changes in economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:    The Customer Choice Act allows Consumers' electric customers to buy electric generation service from Consumers or from an alternative electric supplier. The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers' weather-adjusted retail sales of the preceding calendar year. At December 31, 2012, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 777 MW of generation service to ROA customers. Based on 2012 weather-adjusted retail sales, Consumers expects 2013 electric deliveries under the ROA program to be at a similar level to 2012.

In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier. Presently, the proportion of Consumers' electric deliveries under the ROA program and on the ROA waiting list is 25 percent. The revision also proposes an increase in the cap of six percentage points per year from 2014 through 2016. Consumers is unable to predict the outcome of this legislative proposal.

Electric Transmission:    In 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations. Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC's order and opposing the allocation methodology. In May 2012, FERC issued an order denying the utilities' clarification/rehearing requests on this order. Following this denial, Consumers and several other electric utilities filed a petition for review of FERC's order with the U.S. Court of Appeals.

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects. Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market. Consumers believes that Michigan customers will bear additional costs under MISO's tariff without receiving comparable benefits from these projects. In 2011, Consumers, along with the Michigan Attorney General, ABATE, DTE Electric, and other parties, filed a petition for review of FERC's order with the U.S. Court of Appeals for the Seventh Circuit following FERC's denial of their request for rehearing opposing the allocation methodology in the MISO tariff revision. Regardless of the outcome of this appeal, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

In May 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards. Consumers is assessing its registration status, taking into consideration FERC's December 2012 order on the definition of a bulk electric system. In light of this order, Consumers is reviewing the status of its electric distribution assets under FERC's modified test and also reviewing prior correspondence from ReliabilityFirst Corporation as to the potential classification of its assets as within a bulk electric system for reliability purposes. Consumers presently does not expect the resolution of any issues in this area to result in material unrecoverable costs.

Governor's Energy Initiative:    Recently, the Michigan governor announced a process pursuant to which a series of reports are to be completed in December 2013 addressing energy efficiency, renewable energy, the electricity market and customer choice, and other subjects. The process is designed to help the governor and other lawmakers determine the state's next steps regarding energy policies. A series of public hearings have been scheduled in 2013 to gather input. Consumers expects to participate actively in this process but cannot predict its outcome.

Electric Rate Matters:    Rate matters are critical to Consumers' electric utility business. For additional details on electric rate matters, see Note 3, Regulatory Matters.

Pending Electric Rate Case:    In September 2012, Consumers filed an application with the MPSC seeking an annual rate increase of $148 million, based on a 10.5 percent authorized return on equity. In January 2013, Consumers supplemented its electric rate case application to reflect changes to its environmental compliance and generation outage plans, which reduced its requested annual rate increase to $145 million.

In this filing, Consumers requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements. Costs associated with these investments represent 85 percent of the total annual rate increase requested. The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers' actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery in 2014 of an additional $82 million associated with incremental 2014 investments, subject to reconciliation.

Pending Power Supply Cost Recovery Plan:    Consumers submitted its 2013 PSCR plan to the MPSC in September 2012, and in accordance with its proposed plan, self-implemented the 2013 PSCR charge beginning in January 2013.

Electric Environmental Estimates:    Consumers' operations are subject to various state and federal environmental laws and regulations. Consumers estimates that it will incur expenditures of

$1.1 billion from 2013 through 2018 to continue to comply with the Clean Air Act, Clean Water Act, and numerous state and federal environmental regulations. Consumers expects to recover these costs in customer rates, but cannot guarantee this result. Consumers' primary environmental compliance focus includes, but is not limited to, the following matters:

Air Quality:    In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states. In August 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule. A request by the EPA for a rehearing of this ruling was denied.

In February 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS. Under MATS, all of Consumers' existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants. Existing units, unless granted extensions, must meet the standards by mid-April 2015. In October 2012, Consumers requested a one-year extension for the J.H. Campbell facility under both MATS and the Michigan Mercury Rule in order to have adequate time to construct emissions controls. In November 2012, the MDEQ granted that request for MATS only, moving the compliance date to April 2016 for the J.H. Campbell facility. The MDEQ has assured Consumers that an extension will also be granted in writing for the Michigan Mercury Rule, but Consumers has not yet received the extension. In addition, in December 2012 Consumers also submitted one-year MATS and Michigan Mercury Rule extension requests to the MDEQ for the B.C. Cobb, J.C. Weadock, and J.R. Whiting facilities to accommodate the potential for construction to alleviate transmission or reliability concerns. Consumers has not yet received a response from the MDEQ to these requests.

Presently, Consumers' strategy to comply with CAIR, CSAPR or its replacement rule, and MATS involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action. This evaluation could result in:

  •
  changes in environmental compliance costs related to Consumers' coal-fueled power plants;
  •
  a change in the fuel mix at coal-fueled and oil-fueled power plants;
  •
  changes in how certain plants are used; and
  •
  the retirement, mothballing, or repowering with an alternative fuel of some of Consumers' generating units.

The MDEQ renewed and issued the B.C. Cobb Renewable Operating Permit in August 2011 after an extensive review and a public comment period. In October 2011, the Sierra Club and the Natural Resources Defense Council filed a petition with the EPA to object to the MDEQ's issuance of the state Renewable Operating Permit, alleging that the facility is not in compliance with certain provisions of the Clean Air Act, including NSR and Title V. Consumers responded to these allegations in December 2011. The EPA could either deny the petition outright or grant the petition and remand the matter to the MDEQ for further action. The Sierra Club or the Natural Resources Defense Council could also file suit in federal district court seeking EPA action on the petition. Consumers believes these claims are baseless, but is unable to predict the outcome of this petition.

Fine Particulate Matter:    In December 2012, the EPA finalized a rule that strengthens the air quality standard for fine particulate matter. Consumers expects short-term impacts to be limited, but this new standard could give rise to air quality concerns in states downwind of Michigan and put pressure on Michigan and other Midwestern states to reduce emissions further. Given its present strategy for CAIR and MATS compliance, however, Consumers will already be achieving significant reductions in emissions that contribute to the formation of fine particulate matter.

Greenhouse Gases:    In the recent past, there have been numerous legislative and regulatory initiatives at the state, regional, and national levels that involve the regulation of greenhouse gases. Consumers continues to monitor and comment on these initiatives and to follow litigation involving greenhouse gases. Consumers believes Congress may eventually pass greenhouse gas legislation, but is unable to predict the form and timing of any final legislation.

In 2010, the EPA released its Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which sets greenhouse gas emissions limits that define when permits are required for new and existing industrial facilities under NSR PSD and Title V Renewable Operating Permit programs. Numerous parties challenged this rule in the U.S. Court of Appeals for the D.C. Circuit. In June 2012, the U.S. Court of Appeals for the D.C. Circuit upheld the Tailoring Rule and dismissed challenges to it and to three other greenhouse gas rules. Rehearing requests for these rules were denied. Consumers does not expect to incur significant expenditures to comply with this rule.

In March 2012, the EPA released its proposed "Standards of Performance for Greenhouse Gas Emissions for New Stationary Sources: Electric Utility Generating Units" pursuant to Section 111 of the Clean Air Act. This proposed rule applies only to new fossil-fuel-fired steam electric generating units. The standard would require that carbon dioxide emissions not exceed those of a modern, efficient natural gas combined-cycle plant, regardless of fuel type. Consumers submitted comments on the proposed rule in June 2012 and the EPA is scheduled to finalize this rule by April 2013. The EPA is also expected to propose emissions guidelines within the next one to three years for states to regulate greenhouse gas emissions from existing generating units under Section 111(d) of the Clean Air Act. Under the expected schedule, states will be required to submit plans to the EPA within nine months of issuance of the final rule and guidelines. Consumers will continue to monitor activity regarding any proposed regulations involving new source performance standards.

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

In 2012, carbon dioxide emissions from fossil-fueled power plants owned by Consumers, excluding the portion of Campbell Unit 3 that is owned by others, were 16 million metric tons. During the same period, coal-fueled plants owned by the enterprises segment emitted 620,000 metric tons of carbon dioxide.

CCRs:    In June 2010, the EPA proposed rules regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act. Recent communications from the EPA stress the need to coordinate CCR rulemaking guidelines for steam electric generating plants under the Clean Water Act. A final CCR rule could be issued in 2014. Michigan already regulates CCRs as low-hazard industrial waste. The EPA proposed a range of alternatives for regulating CCRs, including regulation as either a non-hazardous waste or a hazardous waste. If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal. Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal. Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:    In March 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish. Consumers continues to evaluate this proposed rule and its potential impacts on Consumers' plants. A final rule is expected in June 2013. Consumers also expects the EPA to propose new regulations in 2013 for wastewater discharges from electric generating plants that will require physical and/or chemical treatment facilities for all wastewater. A final rule is expected in 2014.

PCBs:    In April 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs. One approach would aim to phase out equipment containing PCBs by 2025. Another approach would eliminate an exemption for small equipment containing PCBs. To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs. A proposed rule is expected in 2013.

Other electric environmental matters could have a major impact on Consumers' outlook. For additional details on other electric environmental matters, see Note 4, Contingencies and Commitments – Consumers Electric Utility Contingencies – Electric Environmental Matters.

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:    Consumers expects weather-adjusted gas deliveries in 2013 to grow by about two percent compared with 2012. Over the next five years, Consumers expects average gas deliveries to remain stable. This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation. Actual delivery levels from year to year may vary from this trend due to:

  •
  fluctuations in weather;
  •
  use by independent power producers;
  •
  availability and development of renewable energy sources;
  •
  changes in gas prices;
  •
  Michigan economic conditions, including population trends and housing activity;
  •
  the price of competing energy sources or fuels; and
  •
  energy efficiency and conservation impacts.

Gas Transmission:    In January 2013, Consumers announced plans to build a 24-mile, 36-inch natural gas pipeline in St. Joseph and Branch Counties, Michigan. Consumers expects to spend $150 million for this project. Construction of the pipeline is contingent upon obtaining approval from the MPSC and environmental permits. Consumers expects the pipeline to be operational by the end of 2014.

Gas Transportation:    In July 2012, Trunkline filed a proposal with FERC to cease transporting natural gas through one of its two main transmission pipelines serving Michigan. More than 60 percent of the natural gas supplied to Consumers' gas customers is delivered by Trunkline's two main transmission pipelines. In August 2012, Consumers filed a motion with FERC to protest against the proposed abandonment on the grounds that it would negatively impact customers and that it could hamper the development of gas-fueled electric generation in Michigan. The Governor, the MPSC, and various other parties have also filed protests with FERC. If Trunkline's proposal is granted, the abandonment could result in higher gas prices and reduced availability for Michigan gas customers.

Gas Rate Matters:    Rate matters are critical to Consumers' gas utility business. For additional details on Consumers' gas rate matters, see Note 3, Regulatory Matters.

Pending Gas Rate Case:    In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity. The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements. Costs associated with these investments represent 120 percent of the total annual rate increase requested; this amount is offset partially by reductions in the revenue requirement associated with working capital.

The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers' actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $70 million associated with additional investments in the period July 2014 through December 2015, subject to reconciliation.

Gas Depreciation:    In August 2012, the MPSC approved a settlement agreement in Consumers' gas depreciation case. The depreciation rates, which became effective in January 2013, will result in a $5 million decrease in annual gas depreciation expense for Consumers.

Pending Gas Cost Recovery Plan:    Consumers submitted its 2013-2014 GCR plan to the MPSC in December 2012, and in accordance with its proposed plan, expects to self-implement the 2013-2014 GCR charge beginning in April 2013.

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
  •
  a study regarding application of integrity management requirements outside of "high consequence areas;"
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

Gas Environmental Estimates:    Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites. For additional details, see Note 4, Contingencies and Commitments – Consumers Gas Utility Contingencies – Gas Environmental Matters.

The Mandatory Reporting of Greenhouse Gases Rule requires facilities engaging in the distribution of natural gas to collect data on greenhouse gas emissions resulting from the combustion of natural gas. In 2012, Consumers estimated that carbon dioxide emissions from its customers were 17 million metric tons.

CONSUMERS OTHER OUTLOOK AND UNCERTAINTIES

Smart Energy:    Consumers' grid modernization effort continues. In August 2012, Consumers began installing smart meters in Muskegon County, Michigan. One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements. The installation of smart meters should also provide for both operational and customer benefits. At December 31, 2012, Consumers had upgraded 53,000 residential and small business customers in Muskegon County, Michigan to smart meters. Consumers expects to install about 175,000 smart meters throughout western Michigan in each of the years 2013 and 2014. By mid-2013, Consumers should be able to begin reading meters remotely; further functionality will be added in 2013 and 2014. Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

ENTERPRISES OUTLOOK AND UNCERTAINTIES

The primary focus with respect to CMS Energy's remaining non-utility businesses is to optimize cash flow and maximize the value of their assets.

Trends, uncertainties, and other matters that could have a material impact on CMS Energy's consolidated income, cash flows, or financial position include:

  •
  indemnity and environmental remediation obligations at Bay Harbor;
  •
  obligations related to a tax claim from the government of Equatorial Guinea;
  •
  the outcome of certain legal proceedings;
  •
  impacts of declines in electricity prices on the profitability of the enterprises segment's generating units;
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

For additional details regarding the enterprises segment's uncertainties, see Note 4, Contingencies and Commitments.

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:    EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans. EnerBank represented two percent of CMS Energy's net assets at December 31, 2012, and four percent of CMS Energy's net income available to common stockholders for the year ended December 31, 2012. The carrying value of EnerBank's loan portfolio was $544 million at December 31, 2012. Its loan portfolio was funded primarily by deposit liabilities of $527 million. Twelve-month rolling average default rates on loans held by EnerBank have declined from 0.9 percent at December 31, 2011 to 0.8 percent at December 31, 2012. CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate. EnerBank has exceeded these requirements historically and exceeds them as of February 2013.

Voluntary Separation Program:    In April 2012, CMS Energy announced a voluntary separation program for its salaried employees. The separation date for the majority of employees who participated in the program was July 1, 2012. Management approved 232 employees for early separation and CMS Energy recorded a charge of $12 million related to this program during the year ended December 31, 2012.

Litigation:    CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business. For additional details regarding these and other legal matters, see Note 4, Contingencies and Commitments and Note 3, Regulatory Matters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies and related information are important to an understanding of CMS Energy's and Consumers' results of operations and financial condition. For additional accounting policies, see Note 1, Significant Accounting Policies.

USE OF ESTIMATES AND ASSUMPTIONS

In the preparation of CMS Energy's and Consumers' consolidated financial statements, estimates and assumptions are used that may affect reported amounts and disclosures. CMS Energy and Consumers use accounting estimates for asset valuations, unbilled revenue, depreciation, amortization, financial and derivative instruments, employee benefits, stock-based compensation, the effects of regulation, indemnities, and contingencies. Actual results may differ from estimated results due to changes in the regulatory environment, regulatory decisions, lawsuits, competition, and other factors. CMS Energy and Consumers consider all relevant factors in making these assessments.

Asset Retirement Obligations:    CMS Energy and Consumers are required to record the fair value of the cost to remove assets at the end of their useful lives if there is a legal obligation to remove them. CMS Energy and Consumers have legal obligations to remove some of their assets at the end of their useful lives. CMS Energy and Consumers calculate the fair value of ARO liabilities using an expected present value technique that reflects assumptions about costs, inflation, and profit margin that third parties would require to assume the obligation. For additional details, see Note 11, Asset Retirement Obligations.

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

Fair Value Measurements:    CMS Energy and Consumers have assets and liabilities that are accounted for or disclosed at fair value. Fair value measurements incorporate assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions may require significant judgment. For a detailed discussion of the valuation techniques and inputs used to calculate fair value measurements, see Note 6, Fair Value Measurements. Details about the fair value measurements for the Pension Plan and OPEB plan assets are included in Note 12, Retirement Benefits.

Income Taxes:    The amount of income taxes paid by CMS Energy is subject to ongoing audits by federal, state, and foreign tax authorities, which can result in proposed assessments. An estimate of the potential outcome of any uncertain tax issue is highly judgmental. CMS Energy believes adequate reserves have been provided for these exposures; however, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, CMS Energy's judgment as to the ability to recover its deferred tax assets may change. CMS Energy believes the valuation allowances related to its deferred tax assets are adequate, but future results may include favorable or unfavorable adjustments. As a result, CMS Energy's effective tax rate may fluctuate significantly over time.

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

Unbilled Revenues:    CMS Energy's and Consumers' customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month. This results in customers having received electricity or gas that they have not been billed for as of the month-end. Consumers estimates its unbilled revenues by applying an average billed rate to total unbilled deliveries for each customer class. Unbilled revenues, which are recorded as accounts receivable on CMS Energy's and Consumers' consolidated balance sheets, were $403 million at December 31, 2012 and $387 million at December 31, 2011.

ACCOUNTING FOR THE EFFECTS OF INDUSTRY REGULATION

Because Consumers has regulated operations, it uses regulatory accounting to recognize the effects of the regulators' decisions on its financial statements. Consumers continually assesses whether future recovery of its regulatory assets is probable by considering communications and experience with its regulators and changes in the regulatory environment. If Consumers determined that recovery of a regulatory asset were not probable, Consumers would be required to write off the asset and immediately recognize the expense in earnings.

Alternative-Revenue Programs:    The MPSC's 2009 gas rate case order authorized Consumers to implement a gas revenue decoupling mechanism. This mechanism, which was extended through April 2012 in the 2010 gas rate case order, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order. Consumers accounted for this program as an alternative-revenue program that met the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered.

In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers' customers exceed annual targets established by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.

Revenue Subject to Refund:    Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing; however, the rates that Consumers self-implements may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, it records a provision for revenue subject to refund. A final rate order could differ materially from Consumers' estimates underlying its self-implemented rates, giving rise to accounting adjustments. Under accounting rules for prior period adjustments, CMS Energy and Consumers may need to record such differences, if they are specifically identifiable to prior interim periods, as revisions to those periods.

For additional details, see Note 3, Regulatory Matters.

FINANCIAL AND DERIVATIVE INSTRUMENTS AND MARKET RISK INFORMATION

Financial Instruments:    Debt and equity securities classified as available for sale are reported at fair value as determined from quoted market prices or other observable, market-based inputs. Unrealized gains and losses resulting from changes in fair value of these securities are reported, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings.

Derivative Instruments:    CMS Energy and Consumers account for certain contracts as derivative instruments. The criteria used to determine if an instrument qualifies for derivative accounting are complex and often require significant judgment in application. If a contract is a derivative and does not qualify for the normal purchases and sales exception, it is recorded on the consolidated balance sheets at its fair value. Each quarter, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. The fair values calculated for CMS Energy's and Consumers' derivatives may change significantly as commodity prices and volatilities change. The cash returns actually realized on derivatives may be different from their estimated fair values. For additional details on CMS Energy's and Consumers' derivatives and how the fair values of derivatives are determined, see Note 6, Fair Value Measurements.

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

The following risk sensitivities illustrate the potential loss in fair value, cash flows, or future earnings from financial instruments, assuming a hypothetical adverse change in market rates or prices of ten percent. Potential losses could exceed the amounts shown in the sensitivity analyses if changes in market rates or prices were to exceed ten percent.

Interest-Rate Risk:    CMS Energy and Consumers are exposed to interest-rate risk resulting from issuing fixed-rate and variable-rate financing instruments. CMS Energy and Consumers use a combination of these instruments, and may also enter into interest-rate swap agreements, in order to manage this risk and to achieve a reasonable cost of capital.

Interest-Rate Risk Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2012	2011

Fixed-rate financing – potential loss in fair value
CMS Energy, including Consumers	$ 127	$ 154
Consumers	84	82

The fair value losses in the above table could be realized only if CMS Energy and Consumers transferred all of their fixed-rate financing to other creditors. The annual earnings exposure related to variable-rate financing was insignificant for both CMS Energy and Consumers at

December 31, 2012 and 2011, assuming an adverse change in market interest rates of ten percent.

Investment Securities Price Risk:    Through investments in equity securities, CMS Energy and Consumers are exposed to equity price fluctuations. The following table shows the potential effect of adverse changes in equity prices on CMS Energy's and Consumers' available-for-sale investments.

Investment Securities Price Risk Sensitivity Analysis (assuming an adverse change in market prices of ten percent):

In Millions
December 31	2012	2011

CMS Energy, including Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 13	$ 11
Consumers
Potential reduction in fair value of available-for-sale securities
DB SERP
Mutual funds	$ 9	$ 7
CMS Energy common stock	3	3

Notes Receivable Risk:    CMS Energy is exposed to interest-rate risk resulting from EnerBank's fixed-rate installment loans. EnerBank provides these loans to homeowners to finance home improvements.

Notes Receivable Sensitivity Analysis (assuming an adverse change in market interest rates of ten percent):

In Millions
December 31	2012	2011

CMS Energy, including Consumers
Potential reduction in fair value
Notes receivable	$ 9	$ 7

The fair value losses in the above table could be realized only if EnerBank sold its loans to other parties. For additional details on financial instruments, see Note 7, Financial Instruments.

RETIREMENT BENEFITS

Pension:    CMS Energy and Consumers have external trust funds to provide retirement pension benefits to their employees under a non-contributory, defined benefit Pension Plan. On September 1, 2005, the defined benefit Pension Plan was closed to new participants and CMS Energy and Consumers implemented the qualified DCCP, which provides an employer contribution of six percent of base pay to the existing 401(k) plan. An employee contribution is not required to receive the plan's employer cash contribution. All employees hired on or after September 1, 2005 participate in this plan as part of their retirement benefit program. Previous cash balance Pension Plan participants also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of that date.

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
  •
  rate of compensation increases; and
  •
  expected health care costs.

A change in these assumptions could change significantly CMS Energy's and Consumers' recorded liabilities and associated expenses.

Presented in the following table are estimates of CMS Energy's and Consumers' pension cost, OPEB cost, and cash contributions through 2015:

In Millions
	Pension Cost	OPEB Cost	Pension Contribution	OPEB Contribution

CMS Energy, including Consumers
2013	$ 120	$ 60	$ 50	$ 74
2014	114	76	58	60
2015	93	70	158	76
Consumers
2013	$ 117	$ 62	$ 49	$ 73
2014	111	78	57	59
2015	91	72	154	75

Contribution estimates include amounts required and discretionary contributions. Consumers' pension and OPEB costs are recoverable through its general ratemaking process. Actual future pension cost and contributions will depend on future investment performance, changes in future discount rates, and various other factors related to the populations participating in the Pension Plan.

Lowering the expected long-term rate of return on the Pension Plan assets by 0.25 percentage point (from 7.75 percent to 7.50 percent) would increase estimated pension cost for 2013 by $4 million for both CMS Energy and Consumers. Lowering the discount rate by 0.25 percentage point (from 4.10 percent to 3.85 percent) would increase estimated pension cost for 2013 by $5 million for both CMS Energy and Consumers.

For additional details on postretirement benefits, see Note 12, Retirement Benefits.

NEW ACCOUNTING STANDARDS

For details regarding the implementation of new accounting standards during the year ended December 31, 2012, see Note 2, New Accounting Standards.

(This page intentionally left blank)

 CMS Energy Corporation
Consolidated Statements of Income

In Millions
Years Ended December 31	2012	2011	2010

Operating Revenue	$ 6,253	$ 6,503	$ 6,432

Operating Expenses
Fuel for electric generation	598	636	604
Purchased and interchange power	1,364	1,282	1,239
Purchased power – related parties	87	82	85
Cost of gas sold	1,150	1,512	1,590
Maintenance and other operating expenses	1,225	1,237	1,206
Depreciation and amortization	598	546	576
General taxes	229	205	210
Insurance settlement	–	–	(50)
Gain on asset sales, net	(1)	–	(6)

Total operating expenses	5,250	5,500	5,454

Operating Income	1,003	1,003	978

Other Income (Expense)
Interest income	5	9	19
Allowance for equity funds used during construction	8	6	5
Income from equity method investees	17	9	11
Other income	11	16	32
Other expense	(33)	(22)	(24)

Total other income	8	18	43

Interest Charges
Interest on long-term debt	372	396	394
Other interest expense	21	23	40
Allowance for borrowed funds used during construction	(4)	(4)	(3)

Total interest charges	389	415	431

Income Before Income Taxes	622	606	590
Income Tax Expense	245	191	224

Income From Continuing Operations	377	415	366
Income (Loss) From Discontinued Operations, Net of Tax of $4, $–, and $2	7	2	(23)

Net Income	384	417	343
Income Attributable to Noncontrolling Interests	2	2	3

Net Income Attributable to CMS Energy	382	415	340
Charge for Deferred Issuance Costs on Preferred Stock	–	–	8
Preferred Stock Dividends	–	–	8

Net Income Available to Common Stockholders	$ 382	$ 415	$ 324

In Millions, Except Per Share Amounts
Years Ended December 31	2012	2011	2010

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$ 375	$ 413	$ 347
Amounts attributable to discontinued operations	7	2	(23)

Net income available to common stockholders	$ 382	$ 415	$ 324

Income Attributable to Noncontrolling Interests
Amounts attributable to continuing operations	$ 2	$ 2	$ 3
Amounts attributable to discontinued operations	–	–	–

Income attributable to noncontrolling interests	$ 2	$ 2	$ 3

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$ 1.43	$ 1.65	$ 1.50
Basic earnings (loss) from discontinued operations	0.03	0.01	(0.10)

Basic earnings attributable to common stock	$ 1.46	$ 1.66	$ 1.40

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$ 1.39	$ 1.57	$ 1.36
Diluted earnings (loss) from discontinued operations	0.03	0.01	(0.08)

Diluted earnings attributable to common stock	$ 1.42	$ 1.58	$ 1.28

Dividends Declared Per Common Share	$ 0.96	$ 0.84	$ 0.66

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2012	2011	2010

Net Income	$ 384	$ 417	$ 343

Retirement Benefits Liability
Net loss arising during the period, net of tax benefit of $(7), $(7), and $(6)	(10)	(11)	(9)
Amortization of net actuarial loss, net of tax of $1, $1, and $–	2	2	1
Prior service credit adjustment, net of tax of $–, $–, and $1	–	–	1

Investments
Unrealized gain on investments, net of tax of $1, $–, and $–	2	–	–

Other Comprehensive Loss	(6)	(9)	(7)

Comprehensive Income	378	408	336

Comprehensive Income Attributable to Noncontrolling Interests	2	2	3

Comprehensive Income Attributable to CMS Energy	$ 376	$ 406	$ 333

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

 CMS Energy Corporation
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2012	2011	2010

Cash Flows from Operating Activities
Net income	$ 384	$ 417	$ 343
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	598	546	576
Deferred income taxes and investment tax credit	227	167	227
Postretirement benefits expense	187	161	213
Bad debt expense	57	74	57
Other non-cash operating activities	16	33	39
Postretirement benefits contributions	(72)	(323)	(463)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(147)	119	(72)
Inventories	104	(14)	133
Accounts payable	(5)	30	(7)
Accrued expenses	(38)	(34)	22
Other current and non-current assets and liabilities	(70)	(7)	(109)

Net cash provided by operating activities	1,241	1,169	959

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,227)	(882)	(821)
Cost to retire property	(49)	(54)	(43)
Cash effect of deconsolidation of partnership	–	–	(10)
Increase in EnerBank loans receivable	(63)	(100)	(131)
Other investing activities	(11)	(22)	2

Net cash used in investing activities	(1,350)	(1,058)	(1,003)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,650	375	1,400
Proceeds from EnerBank notes, net	65	98	149
Issuance of common stock	30	29	10
Retirement of long-term debt	(1,527)	(413)	(878)
Payment of DOE liability	–	(43)	–
Payment of common and preferred stock dividends	(252)	(211)	(162)
Redemption of preferred stock	–	–	(239)
Payment of capital lease obligations and other financing costs	(35)	(34)	(38)
Increase (decrease) in notes payable	110	–	(40)

Net cash provided by (used in) financing activities	41	(199)	202

In Millions
Years Ended December 31	2012	2011	2010

Net Increase (Decrease) in Cash and Cash Equivalents, Including Assets Held for Sale	(68)	(88)	158
Increase (Decrease) in Cash and Cash Equivalents included in Assets Held for Sale	–	2	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	(68)	(86)	157
Cash and Cash Equivalents, Beginning of Period	161	247	90

Cash and Cash Equivalents, End of Period	$ 93	$ 161	$ 247

Other cash flow activities and non-cash investing and financing activities
Cash transactions
Interest paid (net of amounts capitalized)	$ 377	$ 397	$ 405
Income taxes paid	19	27	14

Non-cash transactions
Capital expenditures not paid	110	92	56
Other assets placed under capital lease	9	4	16

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Balance Sheets

ASSETS

In Millions
December 31	2012	2011

Current Assets
Cash and cash equivalents	$ 93	$ 161
Restricted cash and cash equivalents	29	27
Accounts receivable and accrued revenue, less allowances of $32 in 2012 and $35 in 2011	855	869
Notes receivable	41	49
Accounts receivable – related parties	10	10
Accrued power supply revenue	32	–
Inventories at average cost
Gas in underground storage	820	929
Materials and supplies	96	92
Generating plant fuel stock	168	166
Deferred income taxes	–	24
Deferred property taxes	190	187
Regulatory assets	35	1
Prepayments and other current assets	53	50

Total current assets	2,422	2,565

Plant, Property, and Equipment
Plant, property, and equipment, gross	15,592	14,751
Less accumulated depreciation and amortization	5,121	4,901

Plant, property, and equipment, net	10,471	9,850
Construction work in progress	1,080	783

Total plant, property, and equipment	11,551	10,633

Other Non-current Assets
Regulatory assets	2,287	2,466
Accounts and notes receivable, less allowances of $5 in 2012 and 2011	521	462
Investments	57	50
Other	293	276

Total other non-current assets	3,158	3,254

Total Assets	$ 17,131	$ 16,452

LIABILITIES AND EQUITY

In Millions
December 31	2012	2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$ 541	$ 1,057
Notes payable	110	–
Accounts payable	512	575
Accounts payable – related parties	9	9
Accrued rate refunds	6	30
Accrued interest	95	101
Accrued taxes	279	282
Deferred income taxes	68	–
Regulatory liabilities	25	125
Other current liabilities	152	159

Total current liabilities	1,797	2,338

Non-current Liabilities
Long-term debt	6,710	6,040
Non-current portion of capital and finance lease obligations	153	167
Regulatory liabilities	2,101	1,875
Postretirement benefits	1,451	1,289
Asset retirement obligations	312	254
Deferred investment tax credit	43	46
Deferred income taxes	1,015	1,035
Other non-current liabilities	311	336

Total non-current liabilities	12,096	11,042

Commitments and Contingencies (Notes 3, 4, 5, and 7)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 264.1 shares in 2012 and 254.1 shares in 2011	3	3
Other paid-in capital	4,669	4,627
Accumulated other comprehensive loss	(55)	(49)
Accumulated deficit	(1,423)	(1,553)

Total common stockholders equity	3,194	3,028
Noncontrolling interests	44	44

Total equity	3,238	3,072

Total Liabilities and Equity	$ 17,131	$ 16,452

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Consolidated Statements of Changes in Equity

In Millions, Except Number of Shares in Thousands
	Number of Shares
Years Ended December 31	2012	2011	2010	2012	2011	2010

Total Equity at Beginning of Period				$ 3,072	$ 2,837	$ 2,938

Common Stock
At beginning of period				3	2	2
Common stock issued				–	1	–

At end of period				3	3	2

Other Paid-in Capital
At beginning of period	254,100	249,628	227,891	4,627	4,588	4,560
Common stock issued	10,107	4,541	22,090	45	40	22
Common stock reissued	272	269	–	6	5	–
Common stock repurchased	(389)	(323)	(148)	(9)	(6)	(2)
Common stock reacquired	(18)	(15)	(205)	–	–	–
Charge for deferred issuance costs	–	–	–	–	–	8

At end of period	264,072	254,100	249,628	4,669	4,627	4,588

Accumulated Other Comprehensive Loss
At beginning of period				(49)	(40)	(33)
Retirement benefits liability
At beginning of period				(48)	(39)	(32)
Net loss arising during the period				(10)	(11)	(9)
Amortization of net actuarial loss				2	2	1
Prior service credit adjustment				–	–	1

At end of period				(56)	(48)	(39)

Investments
At beginning of period				–	–	–
Unrealized gain on investments				2	–	–

At end of period				2	–	–

Derivative instruments
At beginning and end of period				(1)	(1)	(1)

At end of period				(55)	(49)	(40)

Accumulated Deficit
At beginning of period				(1,553)	(1,757)	(1,927)
Net income attributable to CMS Energy				382	415	340
Common stock dividends declared				(252)	(211)	(154)
Preferred stock dividends declared				–	–	(8)
Charge for deferred issuance costs				–	–	(8)

At end of period				(1,423)	(1,553)	(1,757)

Preferred Stock
At beginning of period				–	–	239
Conversion of preferred stock				–	–	(239)

At end of period				–	–	–

Noncontrolling Interests
At beginning of period				44	44	97
Income attributable to noncontrolling interests				2	2	3
Distributions and other changes in noncontrolling interests				(2)	(2)	(56)

At end of period				44	44	44

Total Equity at End of Period				$ 3,238	$ 3,072	$ 2,837

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Income

In Millions
Years Ended December 31	2012	2011	2010

Operating Revenue	$ 6,013	$ 6,253	$ 6,156

Operating Expenses
Fuel for electric generation	517	559	520
Purchased and interchange power	1,339	1,267	1,224
Purchased power – related parties	86	81	84
Cost of gas sold	1,110	1,438	1,516
Maintenance and other operating expenses	1,162	1,175	1,109
Depreciation and amortization	592	542	572
General taxes	223	206	205

Total operating expenses	5,029	5,268	5,230

Operating Income	984	985	926

Other Income (Expense)
Interest income	4	7	18
Interest and dividend income – related parties	1	2	–
Allowance for equity funds used during construction	8	6	5
Other income	16	19	31
Other expense	(33)	(20)	(15)

Total other income (expense)	(4)	14	39

Interest Charges
Interest on long-term debt	232	251	246
Other interest expense	16	18	34
Allowance for borrowed funds used during construction	(4)	(4)	(3)

Total interest charges	244	265	277

Income Before Income Taxes	736	734	688
Income Tax Expense	297	267	254

Net Income	439	467	434
Preferred Stock Dividends	2	2	2

Net Income Available to Common Stockholder	$ 437	$ 465	$ 432

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Comprehensive Income

In Millions
Years Ended December 31	2012	2011	2010

Net Income	$ 439	$ 467	$ 434

Retirement Benefits Liability
Net loss arising during the period, net of tax benefit $(5), $(3), and $(3)	(8)	(4)	(5)
Amortization of net actuarial loss, net of tax of $1, $1, and $–	2	1	–

Investments
Unrealized gain on investments, net of tax of $2, $–, and $2	3	1	3
Reclassification adjustments included in net income, net of tax of $(2), $–, and $–	(3)	–	–

Other Comprehensive Loss	(6)	(2)	(2)

Comprehensive Income	$ 433	$ 465	$ 432

The accompanying notes are an integral part of these statements.

(This page intentionally left blank)

 Consumers Energy Company
Consolidated Statements of Cash Flows

In Millions
Years Ended December 31	2012	2011	2010

Cash Flows from Operating Activities
Net income	$ 439	$ 467	$ 434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	592	542	572
Deferred income taxes and investment tax credit	150	161	246
Postretirement benefits expense	184	158	208
Bad debt expense	53	70	53
Other non-cash operating activities	14	16	24
Postretirement benefits contributions	(68)	(315)	(447)
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(145)	112	(59)
Inventories	107	(17)	132
Accounts payable	7	43	(16)
Accrued expenses	51	74	(83)
Other current and non-current assets and liabilities	(31)	12	(154)

Net cash provided by operating activities	1,353	1,323	910

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(1,222)	(876)	(815)
Cost to retire property	(49)	(56)	(43)
Other investing activities	(8)	(19)	(1)

Net cash used in investing activities	(1,279)	(951)	(859)

In Millions
Years Ended December 31	2012	2011	2010

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,075	–	600
Retirement of long-term debt	(1,064)	(37)	(482)
Payment of DOE liability	–	(43)	–
Payment of common and preferred stock dividends	(395)	(376)	(360)
Stockholder contribution	150	125	250
Payment of capital lease obligations and other financing costs	(30)	(27)	(27)
Increase in notes payable	110	–	–

Net cash used in financing activities	(154)	(358)	(19)

Net Increase (Decrease) in Cash and Cash Equivalents	(80)	14	32

Cash and Cash Equivalents, Beginning of Period	85	71	39

Cash and Cash Equivalents, End of Period	$ 5	$ 85	$ 71

Other cash flow activities and non-cash investing and financing activities

Cash transactions
Interest paid (net of amounts capitalized)	$ 224	$ 253	$ 259
Income taxes paid	63	8	149

Non-cash transactions
Capital expenditures not paid	110	92	56
Other assets placed under capital lease	9	4	16

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Balance Sheets

ASSETS

In Millions
December 31	2012	2011

Current Assets
Cash and cash equivalents	$ 5	$ 85
Restricted cash and cash equivalents	28	26
Accounts receivable and accrued revenue, less allowances of $30 in 2012 and $33 in 2011	844	860
Notes receivable	–	23
Accounts receivable – related parties	1	1
Accrued power supply revenue	32	–
Inventories at average cost
Gas in underground storage	816	929
Materials and supplies	92	88
Generating plant fuel stock	167	164
Deferred property taxes	190	187
Regulatory assets	35	1
Prepayments and other current assets	45	43

Total current assets	2,255	2,407

Plant, Property, and Equipment
Plant, property, and equipment, gross	15,456	14,621
Less accumulated depreciation and amortization	5,061	4,846

Plant, property, and equipment, net	10,395	9,775
Construction work in progress	1,080	782

Total plant, property, and equipment	11,475	10,557

Other Non-current Assets
Regulatory assets	2,287	2,466
Accounts and notes receivable	17	1
Investments	32	35
Other	209	196

Total other non-current assets	2,545	2,698

Total Assets	$ 16,275	$ 15,662

LIABILITIES AND EQUITY

In Millions
December 31	2012	2011

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$ 63	$ 363
Notes payable	110	–
Accounts payable	501	561
Accounts payable – related parties	11	11
Accrued rate refunds	6	30
Accrued interest	65	73
Accrued taxes	376	287
Deferred income taxes	144	73
Regulatory liabilities	25	125
Other current liabilities	109	119

Total current liabilities	1,410	1,642

Non-current Liabilities
Long-term debt	4,297	3,987
Non-current portion of capital and finance lease obligations	153	167
Regulatory liabilities	2,101	1,875
Postretirement benefits	1,385	1,225
Asset retirement obligations	311	253
Deferred investment tax credit	43	46
Deferred income taxes	1,741	1,817
Other non-current liabilities	252	256

Total non-current liabilities	10,283	9,626

Commitments and Contingencies (Notes 3, 4, 5, and 7)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,107	2,957
Accumulated other comprehensive loss	(8)	(2)
Retained earnings	598	554

Total common stockholder equity	4,538	4,350
Preferred stock	44	44

Total equity	4,582	4,394

Total Liabilities and Equity	$ 16,275	$ 15,662

The accompanying notes are an integral part of these statements.

Consumers Energy Company
Consolidated Statements of Changes in Equity

In Millions
Years Ended December 31	2012	2011	2010

Total Equity at Beginning of Period	$ 4,394	$ 4,180	$ 3,858

Common Stock
At beginning and end of period	841	841	841

Other Paid-in Capital
At beginning of period	2,957	2,832	2,582
Stockholder contribution	150	125	250

At end of period	3,107	2,957	2,832

Accumulated Other Comprehensive Loss
At beginning of period	(2)	–	2
Retirement benefits liability
At beginning of period	(19)	(16)	(11)
Net loss arising during the period	(8)	(4)	(5)
Amortization of net actuarial loss	2	1	–

At end of period	(25)	(19)	(16)

Investments
At beginning of period	17	16	13
Unrealized gain on investments	3	1	3
Reclassification adjustments included in net income	(3)	–	–

At end of period	17	17	16

At end of period	(8)	(2)	–

Retained Earnings
At beginning of period	554	463	389
Net income	439	467	434
Common stock dividends declared	(393)	(374)	(358)
Preferred stock dividends declared	(2)	(2)	(2)

At end of period	598	554	463

Preferred Stock
At beginning and end of period	44	44	44

Total Equity at End of Period	$ 4,582	$ 4,394	$ 4,180

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

Principles of Consolidation:    CMS Energy and Consumers prepare their consolidated financial statements in conformity with GAAP. CMS Energy's consolidated financial statements comprise CMS Energy, Consumers, CMS Enterprises, and all other entities in which CMS Energy has a controlling financial interest or is the primary beneficiary. Consumers' consolidated financial statements comprise Consumers and all other entities in which it has a controlling financial interest or is the primary beneficiary. CMS Energy uses the equity method of accounting for investments in companies and partnerships that are not consolidated, where they have significant influence over operations and financial policies but are not the primary beneficiary. CMS Energy and Consumers eliminate intercompany transactions and balances.

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

Alternative-Revenue Programs:    The MPSC's 2009 gas rate case order authorized Consumers to implement a gas revenue decoupling mechanism. This mechanism, which was extended through April 2012 in the 2010 gas rate case order, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order. Consumers accounted for this program as an alternative-revenue program that meets the criteria for recognizing the effects of decoupling adjustments on revenue as gas is delivered. For details on Consumers' decoupling mechanisms, see Note 3, Regulatory Matters.

In 2009, the MPSC approved an energy optimization incentive mechanism that provides a financial incentive if the energy savings of Consumers' customers exceed annual targets established by the MPSC. Consumers accounts for this program as an alternative-revenue program that meets the criteria for recognizing revenue related to the incentive as soon as energy savings exceed the annual targets established by the MPSC.

Self-Implemented Rates:    Unless prohibited by the MPSC upon a showing of good cause, Consumers is allowed to self-implement new energy rates six months after a new rate case filing if the MPSC has not issued an order in the case. The MPSC then has another six months to issue a final order. If the MPSC does not issue a final order within that period, the filed rates are considered approved. If the MPSC issues a final order within that period, the rates that Consumers self-implemented may be subject to refund, with interest. Consumers recognizes revenue associated with self-implemented rates. If Consumers considers it probable that it will be required to refund a portion of its self-implemented rates, then Consumers records a provision for revenue subject to refund. For details on Consumers' self-implemented rates, see Note 3, Regulatory Matters.

Accounts Receivable:    Accounts receivable comprise trade receivables and unbilled receivables. CMS Energy and Consumers record their accounts receivable at cost, which approximates fair value. CMS Energy and Consumers establish an allowance for uncollectible accounts based on historical losses, management's assessment of existing economic conditions, customer trends, and other factors. CMS Energy and Consumers assess late payment fees on trade receivables based on contractual past-due terms established with customers. CMS Energy and Consumers charge off accounts deemed uncollectible to operating expense.

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

Debt Issuance Costs, Discounts, Premiums, and Refinancing Costs:    CMS Energy and Consumers defer issuance costs, discounts, and premiums associated with long-term debt and amortize those amounts over the terms of the debt issues. For the non-regulated portions of CMS Energy's and Consumers' businesses, refinancing costs are expensed as incurred. For the regulated portions of CMS Energy's and Consumers' businesses, any remaining unamortized issuance costs, discounts, and premiums associated with refinanced debt are amortized over the term of the newly issued debt.

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

Consumers' coal purchase contracts are not derivatives because there is not an active market for the coal it purchases. If an active market for coal develops in the future, some of these contracts may qualify as derivatives. Since Consumers is subject to regulatory accounting, the resulting fair value gains and losses would be deferred as regulatory assets or liabilities and would not affect net income.

CMS Energy and Consumers record derivative contracts that do not qualify for the normal purchases and sales exception at fair value on their consolidated balance sheets. Each reporting period, the resulting asset or liability is adjusted to reflect any change in the fair value of the contract. Since none of CMS Energy's or Consumers' derivatives has been designated as an accounting hedge, all changes in fair value are reported in earnings. CMS Energy and Consumers did not have significant amounts recorded as derivative assets or liabilities at December 31, 2012 or 2011. Additionally, the gains and losses recognized in earnings were not significant for the years ended December 31, 2012, 2011, or 2010.

Determination of Pension and OPEB MRV of Plan Assets:    CMS Energy and Consumers determine the MRV for Pension Plan assets as the fair value of plan assets on the measurement date, adjusted by the gains or losses that will not be admitted into the MRV until future years. CMS Energy and Consumers reflect each year's gain or loss in the MRV in equal amounts over a five-year period beginning on the date the original amount was determined. CMS Energy and Consumers determine the MRV for OPEB plan assets as the fair value of assets on the measurement date. CMS Energy and Consumers use the MRV in the calculation of net pension and OPEB costs. For further details, see Note 12, Retirement Benefits.

Earnings Per Share:    CMS Energy calculates basic and diluted EPS using the weighted-average number of shares of common stock and dilutive potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted EPS, includes the effects of dilutive stock options, warrants, and convertible securities. CMS Energy computes the effect on potential common stock using the treasury stock method or the if-converted method, as applicable. Diluted EPS excludes the impact of antidilutive securities, which are those securities resulting in an increase in EPS or a decrease in loss per share. For EPS computations, see Note 15, Earnings Per Share – CMS Energy.

Financial Instruments:    CMS Energy and Consumers record debt and equity securities classified as available for sale at fair value as determined from quoted market prices or other observable, market-based inputs. Unrealized gains and losses resulting from changes in fair value of these securities are determined on a specific-identification basis. CMS Energy and Consumers report unrealized gains and losses on these securities, net of tax, in equity as part of AOCI, except that unrealized losses determined to be other than temporary are reported in earnings. For additional details regarding financial instruments, see Note 7, Financial Instruments.

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

CMS Energy and Consumers account for RECs and emission allowances as inventory and use the weighted-average cost method to remove amounts from inventory. RECs and emission allowances are used to satisfy compliance obligations related to the generation of power.

CMS Energy and Consumers use the lower-of-cost-or-market method to evaluate inventory for impairment.

MISO Transactions:    MISO requires the submission of hourly day-ahead and real-time bids and offers for energy at locations across the MISO region. CMS Energy and Consumers account for MISO transactions on a net hourly basis in each of the real-time and day-ahead markets, netted across all MISO energy market locations. CMS Energy and Consumers record net hourly purchases in purchased and interchange power and net hourly sales in operating revenue on their consolidated statements of income. They record net billing adjustments upon receipt of settlement statements, record accruals for future net purchases and sales adjustments based on historical experience, and reconcile accruals to actual expenses and sales upon receipt of settlement statements.

Property Taxes:    Property taxes are based on the taxable value of Consumers' real and personal property assessed by local taxing authorities. Consumers records property tax expense over the fiscal year of the taxing authority for which the taxes are levied based on Consumers' budgeted customer sales. The deferred property tax balance represents the amount of Consumers' accrued property tax that will be recognized over future governmental fiscal periods.

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

2:    NEW ACCOUNTING STANDARDS

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

ASU 2011-05, Presentation of Comprehensive Income:    This standard, which became effective January 1, 2012 for CMS Energy and Consumers, eliminates the option of reporting other comprehensive income and its components on the statement of changes in equity. Prior to the implementation of this standard, both CMS Energy and Consumers used this option for their consolidated financial statements. Under the standard, entities are required to present either a single continuous statement of comprehensive income, containing both net income and components of other comprehensive income, or two separate consecutive statements. CMS Energy and Consumers have chosen to present two separate consecutive statements. This standard affects only the presentation of comprehensive income on CMS Energy's and Consumers' consolidated financial statements.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs:    This standard, which became effective January 1, 2012 for CMS Energy and Consumers, is the result of a joint project of the Financial Accounting Standards Board and the International Accounting Standards Board. The primary objective of the standard is to ensure that fair value has the same meaning under GAAP and International Financial Reporting Standards and to establish common fair value measurement guidance in the two sets of standards. The standard does not change the overall fair value model in GAAP, but it amends various fair value principles and establishes additional disclosure requirements. This standard did not impact CMS Energy's or Consumers' consolidated income, cash flows, or financial position, but did require additional disclosures.

3:    REGULATORY MATTERS

Regulatory matters are critical to Consumers. The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers' rate cases and PSCR and GCR processes. These parties often challenge various aspects of those proceedings, including the prudence of Consumers' policies and practices, and seek cost disallowances and other relief. The parties also have appealed significant MPSC orders. Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could have a material adverse effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations. Consumers cannot predict the outcome of these proceedings.

There are multiple appeals pending that involve various issues concerning cost allocation among customers, the allocation of refunds among customer groups, the adequacy of the record evidence supporting the recovery of Smart Energy investments, and other matters. Consumers is unable to predict the outcome of these appeals.

REGULATORY ASSETS AND LIABILITIES

Because Consumers is subject to the actions of the MPSC and FERC, Consumers prepares its consolidated financial statements in accordance with the provisions of regulatory accounting. A utility must apply regulatory accounting when its rates are designed to recover specific costs of providing regulated services. Under regulatory accounting, Consumers records regulatory assets or liabilities for certain transactions that would have been treated as expense or revenue by non-regulated businesses.

Presented in the following table are the regulatory assets and liabilities on Consumers' consolidated balance sheets:

In Millions
December 31	End of Recovery or Refund Period	2012	2011

Regulatory assets
Current
Gas revenue decoupling mechanism	2013	$ 16	$ –
Energy optimization plan incentive	2013	15	–
Cancelled coal-fueled plant costs[1]	2013	4	–
Other[1]	2012	–	1

Total current regulatory assets		$ 35	$ 1

Non-current
Postretirement benefits[2]	various	$ 1,700	$ 1,665
Securitized costs[3]	2016	192	252
MGP sites[3]	various	152	156
ARO[4]	various	123	114
Unamortized debt costs[3]	various	55	44
Gas revenue decoupling mechanism	2014	17	21
Energy optimization plan incentive	2014	17	26
Gas storage inventory adjustments[3]	various	15	14
Cancelled coal-fueled plant costs[1]	2015	7	–
Major maintenance[1]	various	5	–
Big Rock nuclear decommissioning[3]	2012	–	85
Electric revenue decoupling mechanism	n/a	–	59
Stranded costs[1]	2012	–	23
Other[1]	various	4	7

Total non-current regulatory assets		$ 2,287	$ 2,466

Total regulatory assets		$ 2,322	$ 2,467

Regulatory liabilities
Current
DOE settlement	2013	$ 23	$ 120
Other	2013	2	5

Total current regulatory liabilities		$ 25	$ 125

Non-current
Cost of removal	various	$ 1,441	$ 1,364
Income taxes, net	various	336	181
Renewable energy plan	2028	175	161
ARO	various	103	113
Energy optimization plan	2014	34	45
Other	various	12	11

Total non-current regulatory liabilities		$ 2,101	$ 1,875

Total regulatory liabilities		$ 2,126	$ 2,000

1
These regulatory assets either are included in rate base (or are expected to be included, for costs incurred subsequent to the most recently approved rate case), thereby providing a return on expenditures, or provide a specific return on investment authorized by the MPSC.

2
This regulatory asset is offset partially by liabilities. The net amount is included in rate base, thereby providing a return.

3
These regulatory assets represent expenditures for which the MPSC has provided, or Consumers expects, recovery without a return on investment.

4
Consumers records a regulatory asset and a regulatory liability for timing differences between the recognition of AROs for financial reporting purposes and the recovery of these costs from customers. Although the regulatory asset for AROs does not provide a return on investment, the underlying asset retirement costs are capitalized as part of the carrying amount of the related asset and included in rate base, thereby providing a return.

REGULATORY ASSETS

Gas Revenue Decoupling Mechanism:    The MPSC's 2009 gas rate case order authorized Consumers to implement a gas revenue decoupling mechanism. This mechanism, which was extended through April 2012 in the 2010 gas rate case order, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order. This mechanism was not affected by a separate Michigan Court of Appeals decision on electric revenue decoupling.

In September 2011, Consumers filed its first reconciliation of the gas revenue decoupling mechanism with the MPSC, requesting recovery of $16 million from customers for the period June 2010 through May 2011. In December 2012, the MPSC approved Consumers' reconciliation for the full amount of its request and authorized recovery over three months beginning in February 2013. In January 2013, ABATE filed an appeal with the Michigan Court of Appeals to dispute the MPSC's order in this case that Consumers is eligible to recover the portion of this amount allocated to transport customers.

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.

Energy Optimization Plan Incentive:    The MPSC has authorized Consumers to collect $15 million as an incentive payment for exceeding savings targets under both its gas and electric optimization plans during 2011. The incentive will be collected over seven months beginning in June 2013.

During 2012, Consumers achieved 123 percent of its electric savings target and 132 percent of its gas savings target. For achieving these savings levels, Consumers will request the MPSC's approval to collect $17 million, the maximum incentive, in the energy optimization reconciliation to be filed in May 2013.

Cancelled Coal-Fueled Plant Costs:    In its June 2012 order in Consumers' electric rate case, the MPSC authorized recovery of $14 million of development costs associated with Consumers' proposed 830-MW coal-fueled plant. The MPSC authorized Consumers to recover these costs over a three-year period. In September 2012, a party in Consumers' electric rate case filed an appeal with the Michigan Court of Appeals to dispute the MPSC's conclusion that authorized Consumers to recover these costs.

Postretirement Benefits:    As part of the ratemaking process, the MPSC allows Consumers to defer the impact of actuarial gains and losses and prior service costs associated with postretirement benefits as a regulatory asset and to recover these costs from customers. The asset will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost.

Securitized Costs:    In 2000, the MPSC authorized recovery of securitization and tax charges related to Consumers' Securitization bonds over a period of up to 15 years.

MGP Sites:    Consumers expects to incur environmental remediation and other response activity costs at 23 former MGP facilities. The MPSC allows Consumers to recover from its natural gas customers over a ten-year period the costs incurred to remediate the MGP sites.

ARO:    The recovery of the underlying asset investments and related removal costs of recorded AROs are approved by the MPSC in depreciation rate cases. Consumers records a regulatory asset and a regulatory liability for timing differences between the recognition of AROs for financial reporting purposes and the recovery of these costs from customers.

Unamortized Debt Costs:    Under regulatory accounting, any unamortized debt costs related to debt redeemed with the proceeds of new debt are capitalized and amortized over the life of the new debt.

Gas Storage Inventory Adjustments:    Consumers incurs inventory expenses related to the loss of gas from its natural gas storage fields. The MPSC allows Consumers to recover these costs from its natural gas customers over a five-year period.

Major Maintenance:    In its June 2012 order in Consumers' electric rate case, the MPSC allowed Consumers to defer major maintenance costs associated with certain plants in excess of the costs approved in the rate order and recover these excess costs from customers, subject to MPSC approval.

Big Rock Nuclear Decommissioning and DOE Settlement:    Consumers had recorded an $85 million regulatory asset for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE's failure to accept nuclear fuel. Consumers filed a complaint against the DOE in 2002 for this failure.

In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. In September 2011, Consumers filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs. In December 2012, the MPSC approved this treatment. Consumers will refund $23 million to customers over a six-month period beginning in January 2013. Consumers recognized the remaining $12 million of the settlement as a reduction of maintenance and other operating expenses.

Electric Revenue Decoupling Mechanism:    The MPSC's 2009 electric rate case order authorized Consumers to implement an electric revenue decoupling mechanism. This decoupling mechanism allowed Consumers to adjust future electric rates to the degree that actual average sales per customer differed from the rate order. At December 31, 2011, Consumers had recorded a $59 million regulatory asset related to this mechanism.

In April 2012, the Michigan Court of Appeals ruled in an appeal filed by ABATE that disputed the MPSC's decision to authorize an electric revenue decoupling mechanism for DTE Electric. The Court concluded that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers. As a result, Consumers determined that it no longer met the accounting criteria for recognition of a regulatory asset under an alternative revenue program, and wrote off its $59 million electric revenue decoupling mechanism regulatory asset at March 31, 2012.

In November 2012, the Michigan Court of Appeals ruled in an appeal of the MPSC's 2010 order in Consumers' electric rate case; this appeal had been filed by the Attorney General and ABATE. In light of the Court's previous ruling that the MPSC does not have authority to authorize electric decoupling, the Court reversed the portion of the 2010 order related to Consumers' electric revenue decoupling mechanism, substantiating Consumers' decision to write off its associated regulatory asset in March 2012. In addition, the Court remanded this portion of the electric rate case to the MPSC for further proceedings.

Stranded Costs:    These costs represent fixed generation costs that were incurred in 2002 and 2003 to serve customers who elected to receive electricity from alternative energy suppliers. In 2004, the MPSC approved the recovery of stranded costs from these customers. Consumers completed its recovery of the stranded cost surcharge in December 2012.

REGULATORY LIABILITIES

Cost of Removal:    These amounts have been collected from customers to fund future asset removal activities. This regulatory liability is reduced as costs of removal are incurred.

Income Taxes, Net:    These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously reflected in Consumers' rates. This net balance will decrease over the remaining life of the related temporary differences and flow through current income tax benefit.

In December 2012, Consumers assigned $792 million of assets in the VEBA trust to pay future prescription drug costs. This preserved the tax benefits lost upon enactment of the Health Care Acts. As a result, Consumers remeasured its deferred income taxes and recognized an offsetting $151 million increase in regulatory liabilities.

Renewable Energy Plan:    At December 31, 2012 and 2011, surcharges collected from customers to fund Consumers' renewable energy plan exceeded Consumers' spending. This regulatory liability is amortized as costs are incurred to operate and depreciate Consumers' wind farms and as Consumers purchases RECs under renewable energy purchase agreements.

Energy Optimization Plan:    At December 31, 2012 and 2011, surcharges collected from customers to fund Consumers' energy optimization plan exceeded Consumers' spending. The associated regulatory liability is amortized as costs are incurred under Consumers' energy optimization plan.

OTHER RATE MATTERS

CONSUMERS' ELECTRIC UTILITY

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

The annual rate increase authorized by the MPSC included a $20 million increase in annual depreciation expense resulting from the new depreciation rates that the MPSC approved in June 2011 in Consumers' electric depreciation case. These new depreciation rates went into effect with the June 2012 electric rate case order.

CONSUMERS' GAS UTILITY

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

In June 2012, the MPSC authorized an annual rate increase of $16 million, based on a 10.3 percent authorized return on equity. In January 2013, the MPSC approved Consumers' reconciliation of the total revenues collected during self-implementation to those that would have been collected under final rates. As a result of the reconciliation, which found that a refund was required, Consumers had a $2 million regulatory liability recorded at December 31, 2012. Consumers will refund this amount to customers in March 2013.

POWER SUPPLY COST RECOVERY AND GAS COST RECOVERY

The PSCR and GCR processes are designed to allow Consumers to recover all of its power supply and purchased natural gas costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies, and practices in annual plan and reconciliation proceedings. Consumers adjusts its PSCR and GCR billing factors monthly in order to minimize the overrecovery or underrecovery amount in the annual reconciliations.

PSCR Plans:    In July 2012, the MPSC approved Consumers' 2011 PSCR plan, authorizing the 2011 PSCR charge that Consumers self-implemented beginning in January 2011.

Consumers submitted its 2012 PSCR plan to the MPSC in September 2011, and in accordance with its proposed plan, self-implemented the 2012 PSCR charge beginning in January 2012. In February 2012, Consumers filed a revised 2012 PSCR plan, which significantly reduced costs.

PSCR Reconciliations:    Presented in the following table are details about the PSCR reconciliation filing pending with the MPSC:

PSCR Year	Date Filed	Net Overrecovery (In Millions)	PSCR Cost of Power Sold (In Billions)

2011	March 2012	$ 8	$ 1.8

In December 2012, the MPSC issued an order in Consumers' 2010 PSCR reconciliation, approving full recovery of $1.7 billion of power costs and authorizing Consumers to roll into its 2011 PSCR plan the underrecovery of $11 million.

GCR Plans:    In March 2012, the MPSC approved Consumers' 2011-2012 GCR plan, authorizing the 2011-2012 GCR charge that Consumers self-implemented beginning in April 2011.

Consumers submitted its 2012-2013 GCR plan to the MPSC in December 2011, and in accordance with its proposed plan, self-implemented the 2012-2013 GCR charge beginning in April 2012.

GCR Reconciliations:    Presented in the following table are details about the GCR reconciliation filing pending with the MPSC:

GCR Year	Date Filed	Net Overrecovery (In Millions)	GCR Cost of Gas Sold (In Billions)

2011-2012	June 2012	$ 2	$ 0.9

In March 2012, the MPSC issued an order in Consumers' 2009-2010 GCR reconciliation, approving full recovery of $1.3 billion in gas costs and authorizing Consumers to roll into its 2010-2011 GCR plan the overrecovery of $1 million.

In September 2012, the MPSC issued an order in Consumers' 2010-2011 GCR reconciliation, approving full recovery of $1.2 billion in gas costs and authorizing Consumers to roll into its 2011-2012 GCR plan an overrecovery of $6 million.

Consumers' PSCR and GCR mechanisms also represent probable future revenues that will be recovered from customers or previously collected revenues that will be refunded to customers through the ratemaking process. Underrecoveries are included in accrued power supply and overrecoveries are included in accrued rate refunds on Consumers' consolidated balance sheets.

Consumers reflected the following assets and liabilities for PSCR and GCR underrecoveries and overrecoveries on its consolidated balance sheets:

In Millions
December 31	2012	2011

Accrued power supply revenue	$ 32	$ –
Accrued rate refunds	6	30

4:    CONTINGENCIES AND COMMITMENTS

CMS Energy and Consumers are involved in various matters that give rise to contingent liabilities. Depending on the specific issues, the resolution of these contingencies could have a material effect on CMS Energy's and Consumers' liquidity, financial condition, and results of operations. In their disclosures of these matters, CMS Energy and Consumers provide an estimate of the possible loss or range of loss when such an estimate can be made. Disclosures that state that CMS Energy or Consumers cannot predict the outcome of a matter indicate that they are unable to estimate a possible loss or range of loss for the matter.

CMS ENERGY CONTINGENCIES

Gas Index Price Reporting Investigation:    In 2002, CMS Energy notified appropriate regulatory and governmental agencies that some employees at CMS MST and CMS Field Services appeared to have provided inaccurate information regarding natural gas trades to various energy industry publications which compile and report index prices. Although CMS Energy has not received any formal notification that the DOJ has completed its investigation, the DOJ's last request for information occurred in 2003, and CMS Energy completed its response to this request in 2004. CMS Energy is unable to predict the outcome of the DOJ investigation and what effect, if any, the investigation will have on CMS Energy.

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

  •
  A class action complaint, Arandell Corp., et al. v. XCEL Energy Inc., et al., was filed in 2006 in Wisconsin state court on behalf of Wisconsin commercial entities that purchased natural gas between January 1, 2000 and October 31, 2002. The defendants, including CMS Energy, CMS ERM, and Cantera Gas Company, are alleged to have violated Wisconsin's antitrust statute. The plaintiffs are seeking full consideration damages, plus exemplary damages and attorneys' fees. After dismissal on jurisdictional grounds in 2009, plaintiffs filed a new complaint in the U.S. District Court for the Eastern District of Michigan. In 2010, the MDL judge issued an opinion and order granting the CMS Energy defendants' motion to dismiss the Michigan complaint on statute-of-limitations grounds and all CMS Energy defendants have been dismissed from the Arandell (Michigan) action.

  •
  Another class action complaint, Newpage Wisconsin System v. CMS ERM, et al., was filed in 2009 in circuit court in Wood County, Wisconsin, against CMS Energy, CMS ERM, Cantera Gas Company, and others. The plaintiff is seeking full consideration damages, treble damages, costs, interest, and attorneys' fees.

  •
  In 2005, J.P. Morgan Trust Company, in its capacity as Trustee of the FLI Liquidating Trust, filed an action in Kansas state court against CMS Energy, CMS MST, CMS Field Services, and others. The complaint alleges various claims under the Kansas Restraint of Trade Act. The plaintiff is seeking statutory full consideration damages for its purchases of natural gas in 2000 and 2001.

After removal to federal court, all of the cases described above were transferred to the MDL. CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remained parties. All CMS Energy defendants were dismissed from the Breckenridge case in 2009. In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case and the Arandell (Wisconsin) case was reinstated against CMS ERM. In July 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption. Plaintiffs have filed appeals in all of the cases. The issues on appeal are whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs' motions for leave to amend their complaints to add a federal Sherman Act antitrust claim. The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants. Oral argument on the appeal was held before the Ninth Circuit Court of Appeals in San Francisco in October 2012.

These cases involve complex facts, a large number of similarly situated defendants with different factual positions, and multiple jurisdictions. Presently, any estimate of liability would be highly speculative; the amount of CMS Energy's possible loss would be based on widely varying models previously untested in this context. If the outcome after appeals is unfavorable, these cases could have a material adverse impact on CMS Energy's liquidity, financial condition, and results of operations.

Bay Harbor:    CMS Energy retained environmental remediation obligations for the collection and treatment of leachate at Bay Harbor after selling its interests in the development in 2002. Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site. In June 2012, CMS Energy and the MDEQ finalized an agreement that established the final remedies and the future release criteria at the site. CMS Energy is in the process of completing all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010. This permit requires renewal every five years.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters. In October 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery, as allowed under Superfund, of the EPA's response costs incurred at the Bay Harbor site. CMS Land communicated to the EPA in November 2010 that it does not believe that this is a valid claim.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $227 million, which includes accretion expense. At December 31, 2012, CMS Energy had a recorded liability of $61 million for its remaining obligations. CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs. CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010. The undiscounted amount of the remaining obligation is $80 million. CMS Energy expects to pay $12 million in 2013, $4 million in each of 2014, 2015, 2016, and 2017, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

CMS Energy's estimate of response activity costs and the timing of expenditures could change if there are additional major changes in circumstances or assumptions, including but not limited to:

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
  •
  new or different landowner claims.

Depending on the size of any indemnity obligation or liability under environmental laws, an adverse outcome of this matter could have a material adverse effect on CMS Energy's liquidity and financial condition and could negatively affect CMS Energy's financial results. Although a liability for its present estimate of remaining response activity costs has been recorded, CMS Energy cannot predict the ultimate financial impact or outcome of this matter.

Equatorial Guinea Tax Claim:    In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea. The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus interest, in connection with the sale. CMS Energy has concluded that the government's tax claim is without merit. The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim. CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.

Panhandle Tax Indemnification:    CMS Energy recorded a liability in 2003 for an indemnification provided in conjunction with the sale of Panhandle. As of March 31, 2012 the statute of limitations had expired for this indemnification. Accordingly, CMS Energy eliminated the liability during the year ended December 31, 2012 and recognized an after-tax benefit of $7 million in discontinued operations.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:    Consumers' operations are subject to environmental laws and regulations. Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:    Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA. Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome. Consumers estimates that its liability for NREPA sites will be between $4 million and $6 million. At December 31, 2012, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under the Superfund. Superfund liability is joint and several. In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River Superfund site. The notification claimed that the EPA has reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site. In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River. All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability. In August 2011, the EPA announced that it would proceed with the removal action plan and would continue to pursue potentially responsible parties to perform or pay for some or all of the work. Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million. Various factors, including the number of potentially responsible parties involved with each site, affect Consumers' share of the total liability. At December 31, 2012, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

The timing of payments related to Consumers' remediation and other response activities at its Superfund and NREPA sites is uncertain. Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, different remediation techniques, the nature and extent of contamination, and legal and regulatory requirements, could affect its estimates of NREPA and Superfund liability.

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

Consumers is engaged in discussions with the EPA on all of these matters. Depending upon the outcome of these discussions, the EPA could bring legal action against Consumers and/or Consumers could be required to install additional pollution control equipment at some or all of its coal-fueled electric generating plants, surrender emission allowances, engage in Supplemental Environmental Projects, and/or pay fines. Additionally, Consumers would need to assess the viability of continuing operations at certain plants. The potential costs relating to these matters could be material. Consumers expects that it would be able to recover some or all of the costs in rates, consistent with the recovery of other reasonable costs of complying with environmental laws and regulations, but cannot reasonably estimate the extent of cost recovery. Although Consumers cannot predict the financial impact or outcome of the entirety of these discussions, it does not expect any future loss from civil penalties and/or Supplemental Environmental Projects to be material.

Nuclear Matters:    The matters discussed in this section relate to Consumers' previously owned nuclear generating plants.

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998. Subsequent U.S. Court of Appeals litigation, in which Consumers and other utilities participated, had not been successful in producing more specific relief for the DOE's failure to accept the spent nuclear fuel. A number of court decisions have supported the right of utilities to pursue damage claims in the U.S. Court of Claims against the DOE. Consumers filed a complaint in 2002 for damages resulting from the DOE's failure to accept spent nuclear fuel from Palisades and Big Rock.

In July 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million. As part of this agreement, Consumers also settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983. In December 2012, the MPSC issued an order establishing the regulatory treatment of the settlement amount. In this order, the MPSC also relieved Consumers of its obligation to establish an independent trust fund for the amount that was payable to the DOE prior to the settlement. For further information on this order, see Note 3, Regulatory Matters.

In September 2012, Entergy, which purchased Palisades and the Big Rock ISFSI from Consumers in 2007, filed a lawsuit against the DOE for damages resulting from the DOE's delay in receiving spent nuclear fuel from those plants, dating from the close of the sale. Under Consumers' sales agreement relating to Big Rock and Palisades, Consumers paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI, and Consumers also reserved any claim against the DOE for the first $30 million in damages related to the Big Rock ISFSI that occurred following the sale close. Entergy's damages claim, as presently stated, includes a claim for this Big Rock amount. Although Consumers believes Entergy has no valid claim for the $30 million Big Rock amount, in the event that Entergy were successful in recovering the $30 million from the DOE, the DOE would have the ability to recoup the payment from Consumers. In order to protect its interests, Consumers has filed a motion to intervene in Entergy's lawsuit against the DOE. Consumers cannot predict the outcome of this matter.

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

At December 31, 2012, Consumers had a recorded liability of $122 million for its remaining obligations for these sites. This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent. Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011. The undiscounted amount of the remaining obligation is $134 million. Consumers expects to incur remediation and other response activity costs in each of the next five years as follows:

In Millions
	2013	2014	2015	2016	2017

Consumers
Remediation and other response activity costs	$ 11	$ 11	$ 20	$ 11	$1 0

Consumers periodically reviews these cost estimates. Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers' estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period. At December 31, 2012, Consumers had a regulatory asset of $152 million related to the MGP sites.

CONSUMERS OTHER CONTINGENCIES

Other Environmental Matters:    Consumers initiated preliminary investigations during 2012 at a number of potentially contaminated sites it presently owns with the intention of determining whether any contamination exists and the extent of any identified contamination. The sites being investigated include combustion turbine sites, generating sites, compressor stations, and above-ground storage tanks. Consumers will continue its preliminary investigations at potentially contaminated sites through 2013. Consumers cannot predict an outcome at this stage of the investigations.

GUARANTEES

Presented in the following table are CMS Energy's and Consumers' guarantees at December 31, 2012:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation		Carrying Amount

CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Various	Various through September 2029	$ 512	[1]	$ 15
Guarantees	Various	Various through March 2021	60		1

Consumers
Indemnity obligations and other guarantees	Various	Various through September 2029	$ 30		$ 1

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

Presented in the following table is additional information regarding CMS Energy's and Consumers' guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance

CMS Energy, including Consumers

Indemnity obligations from asset sales and other agreements	Stock and asset sale agreements	Findings of misrepresentation, breach of warranties, tax claims, and other specific events or circumstances

Guarantees	Normal operating activity	Nonperformance or non-payment by a subsidiary under a related contract

Consumers
Indemnity obligations and other guarantees	Normal operating activity	Nonperformance or claims made by a third party under a related contract

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

CONTRACTUAL COMMITMENTS

Purchase Obligations:    Presented in the following table are Consumers' contractual purchase obligations at December 31, 2012 for each of the periods shown. CMS Energy did not have any contractual purchase obligations at December 31, 2012 that were not included in Consumers' reported amounts.

Purchase obligations arise from long-term contracts for the purchase of commodities and related services, and construction and technology services. The commodities and related services include natural gas and associated transportation, electricity, and coal and associated transportation.

In Millions
	Payments Due
	Total	2013	2014	2015	2016	2017	Beyond 2017

Consumers
Purchase obligations	$ 12,326	$ 1,878	$ 1,084	$ 934	$ 869	$ 853	$ 6,708
Purchase obligations – related parties	1,469	89	91	91	93	95	1,010

The MCV PPA:    Consumers has a 35-year PPA that began in 1990 with the MCV Partnership to purchase 1,240 MW of electricity. The MCV PPA, as amended and restated, provides for:

•
a capacity charge of $10.14 per MWh of available capacity;
•
a fixed energy charge based on Consumers' annual average baseload coal generating plant operating and maintenance cost, fuel inventory, and average administrative and general expenses;
•
a variable energy charge for all delivered energy that reflects the MCV Partnership's cost of production;
•
a $5 million annual contribution by the MCV Partnership to a renewable resources program; and
•
an option for Consumers to extend the MCV PPA for five years or purchase the MCV Facility at the conclusion of the MCV PPA's term in March 2025.

Capacity and energy charges under the MCV PPA were $319 million in 2012, $292 million in 2011, and $285 million in 2010. Consumers estimates that capacity and energy charges under the MCV PPA will average $250 million annually. These amounts are included in the table above.

The Palisades PPA:    Consumers has a PPA expiring in 2022 with Entergy to purchase all of the capacity and energy produced by Palisades, up to the annual average capacity of 798 MW. Consumers estimates that capacity and energy payments under the Palisades PPA will average $360 million annually. A portion of these amounts is included in the table above. Consumers' total purchases of capacity and energy under the PPA were $331 million in 2012, $311 million in 2011, and $286 million in 2010. For further details about Palisades, see Note 10, Leases.

5:    FINANCINGS AND CAPITALIZATION

Presented in the following table is CMS Energy's long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2012	2011

CMS Energy
Senior notes	variable	[1]	2013	$ –	$ 150
	2.750		2014	250	250
	6.875		2015	125	125
	4.250		2015	250	250
	6.550		2017	250	250
	5.050		2018	250	250
	8.750		2019	300	300
	6.250		2020	300	300
	5.050		2022	300	–
	2.875	[2]	2024	–	226
	5.500	[2]	2029	172	172

Total CMS Energy senior notes				$ 2,197	$ 2,273
Term loan facility	variable	[3]	2016	180	–

Total CMS Energy parent				$ 2,377	$ 2,273

Consumers				$ 4,341	$ 4,329

Other CMS Energy subsidiaries
EnerBank certificates of deposits	1.164	[4]	2013-2020	$ 527	$ 462
Trust preferred securities	7.750	[5]	2027	–	29

Total other CMS Energy subsidiaries				$ 527	$ 491

Total CMS Energy principal amount outstanding				$ 7,245	$ 7,093
Current amounts				(519)	(1,033)
Net unamortized discounts				(16)	(20)

Total CMS Energy long-term debt				$ 6,710	$ 6,040

  1
  CMS Energy's variable-rate senior notes bore interest at three-month LIBOR plus 95 basis points (1.35 percent at December 31, 2011). In July 2012, CMS Energy retired these notes.

  2
  CMS Energy's contingently convertible notes. CMS Energy's 2.875 percent senior notes were converted in January and April 2012. See the "Contingently Convertible Securities" section in this Note for further discussion of the conversion features.

  3
  Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 2.50 percent (2.71 percent at December 31, 2012). In February 2013, the term loan facility was amended, reducing the annual interest rate to LIBOR plus 2.00 percent.

  4
  The weighted-average interest rate for EnerBank's certificates of deposit was 1.16 percent at December 31, 2012 and 1.33 percent at December 31, 2011. EnerBank's primary deposit product consists of brokered certificates of deposit with varying maturities and having a face value of $1,000.

  5
  In February 2012, CMS Energy retired the 7.75 percent Trust Preferred Securities.

Presented in the following table is Consumers' long-term debt at December 31:

In Millions
	Interest Rate (%)		Maturity	2012	2011

Consumers
FMBs[1]	5.000		2012	$ –	$ 300
	5.375	[2]	2013	–	375
	6.000		2014	200	200
	5.000		2015	225	225
	2.600		2015	50	50
	5.500		2016	350	350
	5.150		2017	250	250
	3.210		2017	100	100
	5.650		2018	250	250
	6.125		2019	350	350
	6.700		2019	500	500
	5.650		2020	300	300
	3.770		2020	100	100
	5.300		2022	250	250
	2.850		2022	375	–
	3.190		2024	52	–
	3.390		2027	35	–
	5.800		2035	175	175
	6.170		2040	50	50
	4.970		2040	50	50
	4.310		2042	263	–

				$ 3,925	$ 3,875
Senior notes	6.875		2018	180	180
Securitization bonds	5.718	[3]	2013-2015	133	171
Tax-exempt pollution control revenue bonds	various		2018-2035	103	103

Total Consumers principal amount outstanding				$ 4,341	$ 4,329
Current amounts				(41)	(339)
Net unamortized discounts				(3)	(3)

Total Consumers long-term debt				$ 4,297	$ 3,987

  1
  The weighted-average interest rate for Consumers' FMBs was 5.19 percent at December 31, 2012 and 5.52 percent at December 31, 2011.

  2
  In May 2012, Consumers retired its 5.375 percent FMBs.

  3
  The weighted-average interest rate for Consumers' Securitization bonds was 5.72 percent at December 31, 2012 and 5.65 percent at December 31, 2011.

Financings:    Presented in the following table is a summary of major long-term debt transactions during the year ended December 31, 2012:

	Principal (In Millions)	Interest Rate	Issue/Retirement Date	Maturity Date

Debt issuances
CMS Energy
Senior notes	$ 300	5.050%	March 2012	March 2022
Term loan facility[1]	180	variable	February 2012 and July 2012	December 2016

Total CMS Energy parent	480

Consumers
FMB	375	2.850%	May 2012	May 2022
Term loan facility[2]	350	variable	July 2012	March 2013
Tax-exempt bonds[3]	68	variable	August 2012	April 2018
Tax-exempt bonds[3]	35	variable	August 2012	April 2035
FMB	52	3.190%	December 2012	December 2024
FMB	35	3.390%	December 2012	December 2027
FMB	263	4.310%	December 2012	December 2042

Total Consumers	1,178

Total debt issuances	$ 1,658

Debt retirements
CMS Energy
Contingently convertible senior notes[4]	$ 226	2.875%	January 2012 and April 2012	December 2024
Trust Preferred Securities	29	7.750%	February 2012	July 2027
Senior notes	150	variable	July 2012	January 2013

Total CMS Energy parent	405

Consumers
FMB	300	5.000%	February 2012	February 2012
FMB	375	5.375%	May 2012	April 2013
Tax-exempt bonds[3]	68	variable	August 2012	April 2018
Tax-exempt bonds[3]	35	variable	August 2012	April 2035
Term loan facility[2]	350	variable	December 2012	March 2013

Total Consumers	1,128

Total debt retirements	$ 1,533

  1
  Outstanding borrowings bear interest at an annual interest rate of LIBOR plus 2.50 percent (2.71 percent at December 31, 2012). CMS Energy used these proceeds to retire the 7.75 percent Trust Preferred Securities and floating-rate senior notes due January 2013. In February 2013, the term loan facility was amended, reducing the annual interest rate to LIBOR plus 2.00 percent.

  2
  In June 2012, Consumers entered into a short-term credit agreement permitting Consumers to borrow up to $375 million. This agreement was terminated using proceeds from FMBs issued in December 2012.

  3
  In August 2012, Consumers utilized the Michigan Strategic Fund for the issuance of $68 million and $35 million of tax-exempt Michigan Strategic Fund revenue bonds. The bonds, which are backed by letters of credit and collateralized by Consumers' FMBs, are subject to optional tender by the holders that would result in remarketing. Consumers used the proceeds to redeem $103 million of tax-exempt bonds in August 2012.

  4
  CMS Energy's contingently convertible notes. See the "Contingently Convertible Securities" section in this Note for further discussion of the conversions.

FMBs:    Consumers secures its FMBs by a mortgage and lien on substantially all of its property. Consumers' ability to issue FMBs is restricted by certain provisions in the First Mortgage Bond Indenture and the need for regulatory approvals under federal law. Restrictive issuance provisions in the First Mortgage Bond Indenture include achieving a two-times interest coverage ratio and having sufficient unfunded net property additions.

Regulatory Authorization for Financings:    FERC has authorized Consumers to have outstanding at any one time, up to $500 million of secured and unsecured short-term securities for general corporate purposes. The remaining availability was $500 million at December 31, 2012. FERC has also authorized Consumers to issue and sell up to $1.9 billion of secured and unsecured long-term securities for general corporate purposes. The remaining availability was $1.6 billion at December 31, 2012. The authorizations are for the period ending June 30, 2014. Any long-term issuances during the authorization period are exempt from FERC's competitive bidding and negotiated placement requirements.

Securitization Bonds:    Certain regulatory assets owned by Consumers' subsidiary Consumers Funding collateralize Consumers' Securitization bonds. The bondholders have no recourse to Consumers' other assets. Through its rate structure, Consumers bills customers for Securitization surcharges to fund the payment of principal, interest, and other related expenses. The surcharges collected are remitted to a trustee and are not available to creditors of Consumers or creditors of Consumers' affiliates other than Consumers Funding.

Debt Maturities:    At December 31, 2012, the aggregate annual contractual maturities for long-term debt for the next five years were:

In Millions
	2013	2014	2015	2016	2017

CMS Energy, including Consumers
Long-term debt	$ 347	$ 583	$ 738	$ 563	$ 630

Consumers
Long-term debt	$ 41	$ 243	$ 324	$ 350	$ 350

Revolving Credit Facilities:    The following secured revolving credit facilities with banks were available at December 31, 2012:

In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available

CMS Energy
December 21, 2017[1]	$ 550	$ –	$ 2	$ 548

Consumers
December 21, 2017[2]	$ 500	$ –	$ 2	$ 498
April 18, 2017[2]	150	–	–	150
September 9, 2014[2]	30	–	30	–

  1
  Obligations under this facility are secured by Consumers common stock. CMS Energy's average borrowings during the year ended December 31, 2012 were $12 million, with a weighted-average annual interest rate of 2.26 percent, representing LIBOR plus 2.00 percent.

  2
  Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:    Under Consumers' revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements. These transactions are accounted for as short-term secured borrowings. At December 31, 2012, $140 million of accounts receivable were eligible for transfer, and $110 million had been transferred under the program. During the year ended December 31, 2012, Consumers' average short-term borrowings totaled $20 million, with a weighted-average annual interest rate of 0.94 percent.

Contingently Convertible Securities:    Presented in the following table are the significant terms of CMS Energy's contingently convertible securities at December 31, 2012:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price

5.50% senior notes	2029	$ 172	$ 13.94	$ 18.12

The securities become convertible for a calendar quarter if the price of CMS Energy's common stock remains at or above the trigger price for 20 of 30 consecutive trading days ending on the last trading day of the previous quarter. The trigger price at which these securities become convertible is 130 percent of the conversion price. The conversion and trigger prices are subject to adjustments in certain circumstances, including payments or distributions to CMS Energy's common stockholders. The conversion and trigger price adjustment is made when the cumulative change in conversion and trigger prices is one percent or more. During 20 of the last 30 trading days ended December 31, 2012, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending March 31, 2013.

CMS Energy's contingently convertible securities, if converted, require CMS Energy to pay cash up to the principal amount of the securities. Any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy's common stock, at the election of CMS Energy.

Presented in the following table are details about conversions of contingently convertible securities during the year ended December 31, 2012:

	Conversion Date	Principal Converted (In Millions)	Conversion Value per $1,000 of Principal	Shares of Common Stock Issued on Settlement	Cash Paid on Settlement (In Millions)

2.875% senior notes due 2024	January 2012	$ 73	$ 1,738.99	2,464,138	$ 73
	April 2012	153	1,774.98	5,381,349	153

Dividend Restrictions:    Under provisions of CMS Energy's senior notes indenture, at December 31, 2012, payment of common stock dividends by CMS Energy was limited to $1.4 billion.

Under the provisions of its articles of incorporation, at December 31, 2012, Consumers had $536 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy. Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers' retained earnings. Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers' retained earnings. Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the year ended December 31, 2012, CMS Energy received $393 million of common stock dividends from Consumers.

Capitalization:    The authorized capital stock of CMS Energy consists of:

  •
  350 million shares of CMS Energy Common Stock, par value $0.01 per share, and
  •
  10 million shares of CMS Energy Preferred Stock, par value $0.01 per share.

Issuance of Common Stock:    In June 2011, CMS Energy entered into a continuous equity offering program under which CMS Energy may sell, from time to time in "at the market" offerings, common stock having an aggregate sales price of up to $50 million. In June 2012, under this program, CMS Energy issued 650,235 shares of common stock at an average price of $23.07 per share, resulting in net proceeds of $15 million. CMS Energy has issued a total of 1,413,160 shares of common stock under this program, resulting in net proceeds of $30 million.

Preferred Stock of Subsidiary:    Presented in the following table are details about Consumers' preferred stock outstanding:

December 31, 2012 and 2011	Series	Optional Redemption Price	Number of Shares Outstanding	Balance Outstanding In Millions

Cumulative, $100 par value, authorized 7,500,000 shares, with no mandatory redemption	$ 4.16	$ 103.25	68,451	$ 7
	4.50	110.00	373,148	37

Total preferred stock of Consumers				$ 44

6:    FAIR VALUE MEASUREMENTS

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

•
Level 2 inputs are observable, market-based inputs, other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, and inputs derived from or corroborated by observable market data.

•
Level 3 inputs are unobservable inputs that reflect CMS Energy's or Consumers' own assumptions about how market participants would value their assets and liabilities.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following tables are CMS Energy's and Consumers' assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

In Millions
December 31, 2012	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets
Cash equivalents	$ 53	$ 53	$ –	$ –
Restricted cash equivalents	14	14	–	–
Nonqualified deferred compensation plan assets	5	5	–	–
DB SERP
Cash equivalents	2	2	–	–
Mutual funds	126	126	–	–
Derivative instruments
Commodity contracts	3	–	–	3

Total	$ 203	$ 200	$ –	$ 3

Liabilities
Nonqualified deferred compensation plan liabilities	$ 5	$ 5	$ –	$ –
Derivative instruments
Commodity contracts	4	–	3	1

Total	$ 9	$ 5	$ 3	$ 1

Consumers
Assets
Restricted cash equivalents	$ 13	$ 13	$ –	$ –
CMS Energy common stock	32	32	–	–
Nonqualified deferred compensation plan assets	4	4	–	–
DB SERP
Cash equivalents	1	1	–	–
Mutual funds	85	85	–	–
Derivative instruments
Commodity contracts	2	–	–	2

Total	$ 137	$ 135	$ –	$ 2

Liabilities
Nonqualified deferred compensation plan liabilities	$ 4	$ 4	$ –	$ –

Total	$ 4	$ 4	$ –	$ –

In Millions
December 31, 2011	Total	Level 1	Level 2	Level 3

CMS Energy, including Consumers
Assets
Cash equivalents	$ 109	$ 109	$ –	$ –
Restricted cash equivalents	15	15	–	–
Nonqualified deferred compensation plan assets	4	4	–	–
DB SERP
Cash equivalents	1	1	–	–
Mutual funds	113	113	–	–
Derivative instruments
Commodity contracts	3	1	–	2

Total	$ 245	$ 243	$ –	$ 2

Liabilities
Nonqualified deferred compensation plan liabilities	$ 4	$ 4	$ –	$ –
Derivative instruments
Commodity contracts	7	–	3	4

Total	$ 11	$ 4	$ 3	$ 4

Consumers
Assets
Cash equivalents	$ 56	$ 56	$ –	$ –
Restricted cash equivalents	14	14	–	–
CMS Energy common stock	35	35	–	–
Nonqualified deferred compensation plan assets	3	3	–	–
DB SERP
Cash equivalents	1	1	–	–
Mutual funds	74	74	–	–
Derivative instruments
Commodity contracts	2	–	–	2

Total	$ 185	$ 183	$ –	$ 2

Liabilities
Nonqualified deferred compensation plan liabilities	$ 3	$ 3	$ –	$ –

Total	$ 3	$ 3	$ –	$ –

Cash Equivalents:    Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity. Short-term debt instruments classified as restricted cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.

Nonqualified Deferred Compensation Plan Assets and Liabilities:    The nonqualified deferred compensation plan assets consist of mutual funds, which are valued using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers value their nonqualified deferred compensation plan liabilities based on the fair values of the plan assets, as they reflect what is owed to the plan participants in accordance with their investment elections. CMS Energy and Consumers report the assets in other non-current assets and the liabilities in other non-current liabilities on their consolidated balance sheets.

DB SERP Assets:    CMS Energy and Consumers value their DB SERP assets using a market approach that incorporates quoted market prices. The DB SERP cash equivalents consist of a money market fund with daily liquidity. The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities. In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments. CMS Energy and Consumers value these funds using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund. CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets. For additional details about DB SERP securities, see Note 7, Financial Instruments.

Derivative Instruments:    CMS Energy and Consumers value their derivative instruments using either a market approach that incorporates information from market transactions, or an income approach that discounts future expected cash flows to a present value amount. CMS Energy values its exchange-traded derivative contracts based on Level 1 quoted prices and values other derivatives using Level 2 inputs, including commodity forward prices and credit risk factors. CMS Energy and Consumers have classified certain derivatives as Level 3 since the fair value measurements incorporate assumptions that cannot be observed or confirmed through market transactions.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

Presented in the following table are reconciliations of changes in the fair values of Level 3 assets and liabilities at CMS Energy and Consumers:

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Balance at beginning of period	$ (2)	$ (3)	$ (8)
Total gains included in earnings[1]	3	2	5
Total gains offset through regulatory accounting	6	2	3
Purchases	1	1	1
Sales	–	(4)	(1)
Settlements	(6)	–	(3)

Balance at end of period	$ 2	$ (2)	$ (3)

Unrealized gains included in earnings relating to assets and liabilities still held at end of period[1]	$ 2	$ 2	$ 4

Consumers
Balance at beginning of period	$ 2	$ 1	$ –
Total gains offset through regulatory accounting	6	2	3
Purchases	1	1	1
Settlements	(7)	(2)	(3)

Balance at end of period	$ 2	$ 2	$ 1

  1
  CMS Energy records realized and unrealized gains and losses for Level 3 recurring fair value measurements in earnings as a component of operating revenue or maintenance and other operating expenses on its consolidated statements of income.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

CMS Energy and Consumers had no nonrecurring fair value measurements during the years ended December 31, 2012 and 2011.

Presented in the following table are CMS Energy's assets, by level within the fair value hierarchy, reported at fair value on a nonrecurring basis during the year ended December 31, 2010:

In Millions
	Level 1	Level 2	Level 3	Losses

CMS Energy, including Consumers
Assets held for sale	$ –	$ 5	$ –	$ (6)

In 2010, CMS Energy wrote down assets held for sale from their carrying amount of $11 million to their fair value of $5 million, resulting in a loss of $6 million, which was recorded in earnings as part of discontinued operations. The fair value was determined based on the price that CMS Energy received for the sale of these assets, which closed in January 2011. CMS Energy had no other nonrecurring fair value measurements and Consumers had no nonrecurring fair value measurements during the year ended December 31, 2010.

7:    FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy's and Consumers' financial instruments that are not recorded at fair value. The table does not include information on cash, cash equivalents, short-term accounts and notes receivable, short-term investments, and current liabilities since the carrying amount of these items approximate their fair values because of their short-term nature. For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	December 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Amount	Total	Level 1	Level 2	Level 3	Amount	Fair Value

CMS Energy, including Consumers
Securities held to maturity	$ 9	$ 10	$ –	$ 10	$ –	$ 7	$ 7
Notes receivable[1]	544	581	–	–	581	480	504
Long-term debt[2]	7,229	8,347	–	7,321	1,026	7,073	8,025

Consumers
Long-term debt[3]	$ 4,338	$ 5,015	$ –	$ 3,989	$ 1,026	$ 4,326	$ 4,882

  1
  Includes current portion of notes receivable of $40 million at December 31, 2012 and $19 million at December 31, 2011.

  2
  Includes current portion of long-term debt of $519 million at December 31, 2012 and $1,033 million at December 31, 2011.

  3
  Includes current portion of long-term debt of $41 million at December 31, 2012 and $339 million at December 31, 2011.

Notes receivable consist of EnerBank's fixed-rate installment loans. EnerBank estimates the fair value of these loans using a discounted cash flows technique that incorporates market interest rates as well as assumptions about the remaining life of the loans and credit risk.

CMS Energy and Consumers estimate the fair value of their long-term debt using quoted prices from market trades of the debt, if available. In the absence of quoted prices, CMS Energy and Consumers calculate market yields and prices for the debt using a matrix method that incorporates market data for similarly rated debt. Depending on the information available, other valuation techniques and models may be used that rely on assumptions that cannot be observed or confirmed through market transactions. CMS Energy includes the value of the conversion features in estimating the fair value of its convertible debt, and incorporates, as appropriate, information on the market prices of CMS Energy common stock.

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt. At December 31, 2012 and December 31, 2011, CMS Energy's long-term debt included $103 million principal amount that was supported by third-party credit enhancements. This entire principal amount was at Consumers.

Presented in the following table are CMS Energy's and Consumers' investment securities classified as available for sale or held to maturity:

In Millions
	December 31, 2012				December 31, 2011
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cost	Unrealized Gains	Unrealized Losses	Fair Value

CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$ 123	$ 3	$ –	$ 126	$ 113	$ –	$ –	$ 113
Held to maturity
Debt securities	9	1	–	10	7	–	–	7

Consumers
Available for sale
DB SERP
Mutual funds	$ 83	$ 2	$ –	$ 85	$ 74	$ –	$ –	$ 74
CMS Energy common stock	6	26	–	32	7	28	–	35

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities. During the year ended December 31, 2012, CMS Energy contributed $13 million to the DB SERP, which included a contribution of $9 million by Consumers. The contributions were used to acquire additional shares in the mutual funds. Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank.

Presented in the following table is a summary of the sales activity for CMS Energy's and Consumers' investment securities:

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Proceeds from sales of investment securities	$ 3	$ 29	$ 1

Consumers
Proceeds from sales of investment securities	$ 2	$ 19	$ –

The sales proceeds for all periods represent sales of investments that were held within the DB SERP and classified as available for sale. Realized gains and losses on the sales were not significant for either CMS Energy or Consumers during each period. In 2011, CMS Energy and Consumers sold their DB SERP investments in state and municipal bonds, and reinvested the proceeds in a mutual fund that holds fixed-income instruments of varying maturities.

Consumers recognized gains of $5 million in 2012 and $4 million in 2011 from transferring shares of CMS Energy common stock to a related charitable foundation. The gains reflected the excess of fair value over cost of the stock donated and were included in income. Consumers did not transfer any shares of CMS Energy common stock in 2010.

8:    NOTES RECEIVABLE

Presented in the following table are details of CMS Energy's and Consumers' current and non-current notes receivable:

In Millions
	December 31, 2012	December 31, 2011

CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$ 40	$ 19
Other	1	30
Non-current
EnerBank notes receivable, net of allowance for loan losses	504	461
Other	16	1

Total notes receivable	$ 561	$ 511

Consumers
Current
Other	$ –	$ 23
Non-current
Other	16	1

Total notes receivable	$ 16	$ 24

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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
Years Ended December 31	2012	2011

Balance at beginning of period	$ 5	$ 5
Charge-offs	(5)	(5)
Recoveries	1	1
Provision for loan losses	4	4

Balance at end of period	$ 5	$ 5

Loans that are 30 days or more past due are considered delinquent. The balances of EnerBank's consumer loans that were delinquent at December 31, 2012 and 2011 were insignificant.

At December 31, 2012 and December 31, 2011, $1 million of EnerBank's loans had been modified as troubled debt restructurings.

9:    PLANT, PROPERTY, AND EQUIPMENT

Presented in the following table are details of CMS Energy's and Consumers' plant, property, and equipment:

In Millions
Years Ended December 31	Estimated Depreciable Life in Years	2012	2011

CMS Energy, including Consumers
Electric
Generation	22 - 125	$ 4,254	$ 3,936
Distribution	23 - 75	5,831	5,538
Other	5 - 50	677	651
Capital and finance leases		279	275
Gas
Distribution	30 - 80	2,861	2,754
Transmission	13 - 75	770	722
Underground storage facilities[1]	30 - 65	339	322
Other	5 - 50	424	403
Capital leases		6	5
Enterprises
Independent power production	3 - 30	89	89
Other	3 - 40	24	20
Other	1 - 51	38	36
Construction work in progress		1,080	783
Less accumulated depreciation and amortization		(5,121)	(4,901)

Net plant, property, and equipment[2]		$ 11,551	$ 10,633

Consumers
Electric
Generation	22 - 125	$ 4,254	$ 3,936
Distribution	23 - 75	5,831	5,538
Other	5 - 50	677	651
Capital and finance leases		279	275
Gas
Distribution	30 - 80	2,861	2,754
Transmission	13 - 75	770	722
Underground storage facilities[1]	30 - 65	339	322
Other	5 - 50	424	403
Capital leases		6	5
Other non-utility property	8 - 51	15	15
Construction work in progress		1,080	782
Less accumulated depreciation and amortization		(5,061)	(4,846)

Net plant, property, and equipment[2]		$ 11,475	$ 10,557

  1
  Underground storage includes base natural gas of $26 million at December 31, 2012 and 2011. Base natural gas is not subject to depreciation.

  2
  For the year ended December 31, 2012, utility plant additions were $999 million and utility plant retirements were $168 million. For the year ended December 31, 2011, utility plant additions were $700 million and utility plant retirements were $104 million.

Presented in the following table is further detail on changes in Consumers' capital and finance leases:

In Millions
Years Ended December 31	2012	2011

Consumers
Balance at beginning of period	$ 280	$ 278
Additions	9	4
Net retirements and other adjustments	(4)	(2)

Balance at end of period	$ 285	$ 280

Capital and finance leases presented are gross amounts. Accumulated amortization of capital and finance leases was $108 million at December 31, 2012 and $87 million at December 31, 2011 for Consumers.

Presented in the following table is further detail on CMS Energy's and Consumers' accumulated depreciation and amortization:

In Millions
Years Ended December 31	2012	2011

CMS Energy, including Consumers
Utility plant assets	$ 5,060	$ 4,844
Non-utility plant assets	61	57

Consumers
Utility plant assets	$ 5,060	$ 4,844
Non-utility plant assets	1	2

Maintenance and Depreciation:    CMS Energy and Consumers record property repairs and minor property replacement as maintenance expense. CMS Energy and Consumers record planned major maintenance activities as operating expense unless the cost represents the acquisition of additional long-lived assets or the replacement of an existing long-lived asset.

Consumers depreciates utility property on an asset-group basis, in which it applies a single MPSC-approved depreciation rate to the gross investment in a particular class of property within the electric and gas segments. Consumers performs depreciation studies periodically to determine appropriate group lives. Presented in the following table are the composite depreciation rates for Consumers' segment properties:

Years Ended December 31	2012	2011	2010

Electric utility property	3.2%	3.0%	3.0%
Gas utility property	2.9%	2.9%	2.9%
Other property	7.2%	7.4%	7.4%

CMS Energy and Consumers record plant, property, and equipment at original cost when placed into service. The cost includes labor, material, applicable taxes, overhead such as pension and other benefits, and AFUDC, if applicable. Consumers' plant, property, and equipment is generally recoverable through its general rate making process. For additional details, see Note 3, Regulatory Matters.

When utility property is mothballed, the property stays in rate base and continues to be depreciated at the same rate as before the mothball period. When utility property is retired or otherwise disposed of in the ordinary course of business, Consumers records the original cost to accumulated depreciation, along with associated cost of removal, net of salvage. CMS Energy and Consumers recognize gains or losses on the retirement or disposal of non-regulated assets in income. Consumers records cost of removal collected from customers, but not spent, as a regulatory liability.

Consumers capitalizes AFUDC on regulated major construction projects, except pollution control facilities on its fossil-fueled power plants. AFUDC represents the estimated cost of debt and authorized return-on-equity funds used to finance construction additions. Consumers records the offsetting credit as a reduction of interest for the amount representing the borrowed funds component and as other income for the equity funds component on the consolidated statements of income. When construction is completed and the property is placed in service, Consumers depreciates and recovers the capitalized AFUDC from customers over the life of the related asset. Presented in the following table are Consumers' composite AFUDC capitalization rates:

Years Ended December 31	2012	2011	2010

AFUDC capitalization rate	7.3%	7.6%	7.6%

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

Intangible Assets:    Included in net plant, property, and equipment are intangible assets. Presented in the following table are CMS Energy's and Consumers' intangible assets:

In Millions
Years Ended December 31		2012		2011
Description	Amortization Life in years	Gross Cost[1]	Accumulated Amortization	Gross Cost[1]	Accumulated Amortization

CMS Energy, including Consumers
Software development	3 - 15	$ 466	$ 172	$ 361	$ 142
Plant acquisition adjustments	40 - 46	214	27	214	22
Rights of way	50 - 75	130	40	128	38
Leasehold improvements	various[2]	13	10	11	9
Franchises and consents	5 - 30	14	6	15	7
Other intangibles	various	18	14	19	14

Total		$ 855	$ 269	$ 748	$ 232

Consumers
Software development	3 - 15	$ 464	$ 172	$ 360	$ 141
Plant acquisition adjustments	40 - 46	214	27	214	22
Rights of way	50 - 75	130	40	128	38
Leasehold improvements	various[2]	13	10	11	9
Franchises and consents	5 - 30	14	6	15	7
Other intangibles	various	18	14	18	14

Total		$ 853	$ 269	$ 746	$ 231

  1
  Net intangible asset additions for Consumers' utility plant were $108 million during 2012 and $23 million during 2011 and primarily represented software development costs.

  2
  Leasehold improvements are amortized over the life of the lease, which may change whenever the lease is renewed or extended.

Presented in the following table is CMS Energy's and Consumers' amortization expense related to intangible assets:

In Millions
	CMS Energy, including Consumers		Consumers
Years Ended December 31	Total Amortization Expense	Software Amortization Expense	Total Amortization Expense	Software Amortization Expense

2012	$ 39	$ 31	$ 38	$ 30
2011	32	24	32	24
2010	28	19	27	19

Amortization of intangible assets is expected to range between $46 million and $56 million per year over the next five years.

JOINTLY OWNED REGULATED UTILITY FACILITIES

Presented in the following table are Consumers' investments in jointly owned regulated utility facilities at December 31, 2012:

In Millions, Except Ownership Share
	Campbell Unit 3	Ludington	Distribution

Ownership share	93.3%	51.0%	various

Utility plant in service	$ 1,080	$ 175	$ 182
Accumulated depreciation	(431)	(147)	(56)
Construction work-in-progress	84	87	5

Net investment	$ 733	$ 115	$ 131

Consumers includes its share of the direct expenses of the jointly owned plants in operating expenses. Consumers shares operation, maintenance, and other expenses of these jointly owned utility facilities in proportion to each participant's undivided ownership interest. Consumers is required to provide only its share of financing for the jointly owned utility facilities.

10:  LEASES

CMS Energy and Consumers lease various assets, including service vehicles, railcars, gas pipeline capacity, and buildings. In addition, CMS Energy and Consumers account for a number of their PPAs as capital and operating leases.

Operating leases for coal-carrying railcars have lease terms expiring without extension provisions over the next 11 years and with extension provisions over the next 14 years. These leases contain fair market value extension and buyout provisions, with some providing for predetermined extension period rentals. Capital leases for Consumers' vehicle fleet operations have a maximum term of 120 months with some having end-of-lease rental adjustment clauses based on the proceeds received from the sale or disposition of the vehicles, and others having fixed percentage purchase options.

Consumers has capital leases for gas transportation pipelines to the Karn generating complex and Zeeland. The capital lease for the gas transportation pipeline into the Karn generating complex has a term of 15 years with a provision to extend the contract from month to month. The remaining term of the contract was nine years at December 31, 2012. The capital lease for the gas transportation pipeline to Zeeland, which had a term of 12 years, was extended in 2012 for five years pursuant to the renewal provision at the end of the contract. At December 31, 2012, the remaining term of the contract was five years with a renewal provision of five years at the end of the contract. The remaining terms of Consumers' long-term PPAs accounted for as leases range between one and 20 years. Most of these PPAs contain provisions at the end of the initial contract terms to renew the agreements annually.

Presented in the following table are Consumers' minimum lease expense and contingent rental expense. For each of the years ended December 31, 2012, 2011, and 2010, all of CMS Energy's minimum lease expense and contingent rental expense were attributable to Consumers.

In Millions
Years Ended December 31	2012	2011	2010

Consumers
Minimum operating lease expense
PPAs	$ 6	$ 10	$ 5
Other agreements	23	22	22
Contingent rental expense[1]	33	11	14

  1
  Contingent rental expense is related to capital and operating lease PPAs.

Consumers is authorized by the MPSC to record operating lease payments as operating expense and recover the total cost from customers.

Presented in the following table are the minimum annual rental commitments under Consumers' non-cancelable leases at December 31, 2012. All of CMS Energy's non-cancelable leases at December 31, 2012 were attributable to Consumers.

In Millions
	Capital Leases	Finance Lease[1]	Operating Leases

Consumers
2013	$ 14	$ 20	$ 26
2014	13	19	25
2015	14	18	24
2016	10	17	19
2017	9	17	19
2018 and thereafter	36	62	67

Total minimum lease payments	$ 96	$ 153	$ 180

Less imputed interest	43	31

Present value of net minimum lease payments	$ 53	$ 122
Less current portion	9	13

Non-current portion	$ 44	$ 109

  1
  In 2007, Consumers sold Palisades to Entergy and entered into a 15-year PPA to buy all of the capacity and energy then capable of being produced by Palisades. Consumers has continuing involvement with Palisades through security provided to Entergy for Consumers' PPA obligation and other arrangements. Because of these ongoing arrangements, Consumers accounted for the transaction as a financing of Palisades and not a sale. Accordingly, no gain on the sale of Palisades was recognized on the consolidated statements of income. Consumers accounted for the remaining non-real-estate assets and liabilities associated with the transaction as a sale.

Palisades remains on Consumers' consolidated balance sheets and Consumers continues to depreciate it. Consumers recorded the related proceeds as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the Palisades PPA. The value of the finance obligation was determined based on an allocation of the transaction proceeds to the fair values of the net assets sold and fair value of the plant asset under the financing. Total amortization and interest charges under the financing were $20 million for the year ended December 31, 2012, $21 million for the year ended December 31, 2011, and $22 million for the year ended December 31, 2010.

11:  ASSET RETIREMENT OBLIGATIONS

CMS Energy and Consumers record the fair value of the cost to remove assets at the end of their useful lives, if there is a legal obligation to remove them. No market risk premiums were included in CMS Energy's and Consumers' ARO fair value estimates since reasonable estimates could not be made. If a five percent market risk premium were assumed, CMS Energy's and Consumers' ARO liabilities at December 31, 2012 would increase by $16 million and at December 31, 2011 would increase by $13 million. In 2012, Consumers updated the ARO for coal ash disposal areas to reflect a revised estimate of future obligations, and recorded the initial estimate for the Lake Winds® Energy Park ARO.

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

Presented below are the categories of assets that CMS Energy and Consumers have legal obligations to remove at the end of their useful lives and for which they have an ARO liability recorded:

Company and ARO Description	In-Service Date	Long-Lived Assets

CMS Energy, including Consumers
Closure of gas treating plant and gas wells	Various	Gas transmission and storage
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Indoor gas services equipment relocations	Various	Gas meters located inside structures
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Closure of wind farm	2012	Wind generation facilities

Consumers
Closure of coal ash disposal areas	Various	Generating plants coal ash areas
Closure of wells at gas storage fields	Various	Gas storage fields
Indoor gas services equipment relocations	Various	Gas meters located inside structures
Asbestos abatement	1973	Electric and gas utility plant
Gas distribution cut, purge, and cap	Various	Gas distribution mains and services
Closure of wind farm	2012	Wind generation facilities

No assets have been restricted for purposes of settling AROs.

Presented in the following tables are the changes in CMS Energy's and Consumers' ARO liabilities:

In Millions
Company and ARO Description	ARO Liability 12/31/11	Incurred	Settled	Accretion	Cash flow Revisions	ARO Liability 12/31/12

CMS Energy, including Consumers
Gas treating plant and gas wells	$ 1	$ –	$ –	$ –	$ –	$ 1
Consumers	253	7	(8)	19	40	311

Total CMS Energy	$ 254	$ 7	$ (8)	$ 19	$ 40	$ 312

Consumers
Coal ash disposal areas	$ 70	$ –	$ (3)	$ 7	$ 40	$ 114
Wells at gas storage fields	1	–	(1)	–	–	–
Asbestos abatement	42	–	(1)	2	–	43
Gas distribution cut, purge, and cap	140	4	(3)	10	–	151
Wind farm	–	3	–	–	–	3

Total Consumers	$ 253	$ 7	$ (8)	$ 19	$ 40	$ 311

In Millions
Company and ARO Description	ARO Liability 12/31/10	Incurred	Settled	Accretion	Cash flow Revisions	ARO Liability 12/31/11

CMS Energy, including Consumers
Gas treating plant and gas wells	$ 1	$ –	$ –	$ –	$ –	$ 1
Consumers	244	(2)	(7)	18	–	253

Total CMS Energy	$ 245	$ (2)	$ (7)	$ 18	$ –	$ 254

Consumers
Coal ash disposal areas	$ 66	$ –	$ (2)	$ 6	$ –	$ 70
Wells at gas storage fields	1	–	–	–	–	1
Indoor gas services relocations	1	–	(1)	–	–	–
Asbestos abatement	40	–	(1)	3	–	42
Gas distribution cut, purge, and cap	136	(2)	(3)	9	–	140

Total Consumers	$ 244	$ (2)	$ (7)	$ 18	$ –	$ 253

  1
  Cash payments of $8 million in 2012 and $7 million in 2011 were included in other current and non-current assets and liabilities as a component of net cash provided by operating activities in CMS Energy's and Consumers' consolidated statements of cash flow.

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
  •
  benefits to certain management employees under a non-contributory, nonqualified DB SERP (closed to new participants as of March 31, 2006);
  •
  a non-contributory, nonqualified DC SERP for certain management employees hired or promoted on or after April 1, 2006;
  •
  health care and life insurance benefits under an OPEB plan; and
  •
  a contributory, qualified defined contribution 401(k) plan.

Pension Plan:    Participants in the Pension Plan include CMS Energy's and Consumers' present employees, employees of their subsidiaries, and employees of Panhandle, a former CMS Energy subsidiary. Pension Plan trust assets are not distinguishable by company.

CMS Energy and Consumers provide an employer contribution of five percent of base pay to the DCCP 401(k) plan for employees hired on or after September 1, 2005. On January 1, 2011, the employer contribution was increased to six percent. Employees are not required to contribute in order to receive the plan's employer contribution.

Participants in the cash balance Pension Plan, effective July 1, 2003 to August 31, 2005, also participate in the DCCP as of September 1, 2005. Additional pay credits under the cash balance Pension Plan were discontinued as of September 1, 2005. DCCP expense for CMS Energy and Consumers was $8 million for the year ended December 31, 2012, $7 million for the year ended December 31, 2011, and $5 million for the year ended December 31, 2010.

DB SERP:    The DB SERP is a non-qualified plan as defined by the Internal Revenue Code. DB SERP benefits are paid from a rabbi trust established in 1988. DB SERP rabbi trust earnings are taxable. Presented in the following table are the fair value of trust assets, ABO, and contributions for CMS Energy's and Consumers' DB SERP:

In Millions
Years Ended December 31	2012	2011

CMS Energy, including Consumers
Trust assets	$ 128	$ 114
ABO	130	117
Contributions	13	27

Consumers
Trust assets	$ 87	$ 75
ABO	86	76
Contributions	9	20

DC SERP:    On April 1, 2006, CMS Energy and Consumers implemented a DC SERP and froze further new participation in the DB SERP. The DC SERP provides participants benefits ranging from 5 percent to 15 percent of total compensation. The DC SERP requires a minimum of five years of participation before vesting. CMS Energy's and Consumers' contributions to the plan, if any, are placed in a grantor trust. For CMS Energy and Consumers, trust assets were $1 million at December 31, 2012 and December 31, 2011. DC SERP assets are included in other non-current assets on CMS Energy's and Consumers' consolidated balance sheets. CMS Energy's and Consumers' DC SERP expense was less than $1 million for each of the years ended December 31, 2012, 2011, and 2010.

401(k):    The 401(k) plan employer match equals 60 percent of eligible contributions up to the first six percent of an employee's wages. The total 401(k) plan cost for CMS Energy, including Consumers, was $16 million for each of the years ended December 31, 2012, 2011, and 2010. The total 401(k) plan cost for Consumers was $16 million for each of the years ended December 31, 2012 and 2011 and $15 million for the year ended December 31, 2010.

OPEB:    Participants in the OPEB plan include all regular full-time employees covered by the employee health care plan on the day before retirement from either CMS Energy or Consumers at age 55 or older with at least ten full years of applicable continuous service. Regular full-time employees who qualify for Pension Plan disability retirement and have 15 years of applicable continuous service may also participate in the OPEB plan. Retiree health care costs were based on the assumption that costs would increase 8.0 percent for those under 65 and 7.5 percent for those over 65 in 2013 and 7.5 percent in 2012 for all retirees. The rate of increase was assumed to decline to five percent for all retirees by 2019 and thereafter.

The assumptions used in the health care cost-trend rate affect service, interest, and PBO costs. Presented in the following table are the effects of a one-percentage-point change in the health care cost-trend assumption:

In Millions
Years Ended December 31	One Percentage Point Increase	One Percentage Point Decrease

CMS Energy, including Consumers
Effect on total service and interest cost component	$ 23	$ (19)
Effect on PBO	281	(242)

Consumers
Effect on total service and interest cost component	$ 22	$ (18)
Effect on PBO	273	(235)

Assumptions:    Presented in the following table are the weighted-average assumptions used in CMS Energy's and Consumers' retirement benefits plans to determine benefit obligations and net periodic benefit cost:

	Pension and DB SERP			OPEB
December 31	2012	2011	2010	2012	2011	2010

CMS Energy, including Consumers
Weighted average for benefit obligations
Discount rate[1]	4.10%	4.90%	5.40%	4.40%	5.10%	5.60%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
Pension	3.00%	3.50%	4.00%
DB SERP	5.50%	5.50%	5.50%
Weighted average for net periodic benefit cost obligations
Discount rate[1]	4.90%	5.40%	5.85%	5.10%	5.60%	6.00%
Expected long-term rate of return on plan assets[3]	7.75%	8.00%	8.00%	7.25%	7.50%	7.50%
Mortality table[2]	2000	2000	2000	2000	2000	2000
Rate of compensation increase
Pension	3.50%	4.00%	4.00%
DB SERP	5.50%	5.50%	5.50%

  1
  The discount rate reflects the rate at which benefits could be effectively settled and is equal to the equivalent single rate resulting from a yield curve analysis. This analysis incorporated the projected benefit payments specific to CMS Energy's and Consumers' Pension Plan and OPEB plan and the yields on high quality corporate bonds rated Aa or better.

  2
  The mortality assumption was based on the RP-2000 mortality tables with projection of future mortality improvements using Scale AA, which aligned with the IRS prescriptions for cash funding valuations under the Pension Protection Act of 2006.

  3
  CMS Energy and Consumers determined the long-term rate of return using historical market returns, the present and expected future economic environment, the capital market principles of risk and return, and the expert opinions of individuals and firms with financial market knowledge. CMS Energy and Consumers considered the asset allocation of the portfolio in forecasting the future expected total return of the portfolio. The goal was to determine a long-term rate of return that could be incorporated into the planning of future cash flow requirements in conjunction with the change in the liability. Annually, CMS Energy and Consumers review for reasonableness and appropriateness the forecasted returns for various classes of assets used to construct an expected return model. CMS Energy's and Consumers' expected long-term rate of return on Pension Plan assets was 7.75 percent in 2012. The actual return on Pension Plan assets was 14.1 percent in 2012, four percent in 2011, and 13 percent in 2010.

Costs:    Presented in the following tables are the costs and other changes in plan assets and benefit obligations incurred in CMS Energy's and Consumers' retirement benefits plans:

In Millions
	Pension and DB SERP
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Net periodic pension and DB SERP cost
Service cost	$ 49	$ 49	$ 45
Interest expense	105	106	104
Expected return on plan assets	(125)	(112)	(92)
Amortization of:
Net loss	79	65	52
Prior service cost	5	5	5

Net periodic pension and DB SERP cost	$ 113	$ 113	$ 114
Regulatory adjustment[1]	–	–	30

Net periodic pension and DB SERP cost after regulatory adjustment	$ 113	$ 113	$ 144

Consumers
Net periodic pension and DB SERP cost
Service cost	$ 48	$ 48	$ 44
Interest expense	100	101	99
Expected return on plan assets	(122)	(109)	(89)
Amortization of:
Net loss	77	63	50
Prior service cost	5	5	5

Net periodic pension and DB SERP cost	$ 108	$ 108	$ 109
Regulatory adjustment[1]	–	–	30

Net periodic pension and DB SERP cost after regulatory adjustment	$ 108	$ 108	$ 139

In Millions
	OPEB
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$ 32	$ 27	$ 26
Interest expense	82	77	80
Expected return on plan assets	(66)	(66)	(60)
Amortization of:
Net loss	46	30	32
Prior service credit	(20)	(20)	(17)

Net periodic OPEB cost	$ 74	$ 48	$ 61
Regulatory adjustment[1]	–	–	5

Net periodic OPEB cost after regulatory adjustment	$ 74	$ 48	$ 66

Consumers
Net periodic OPEB cost
Service cost	$ 31	$ 26	$ 25
Interest expense	79	74	77
Expected return on plan assets	(61)	(61)	(56)
Amortization of:
Net loss	47	31	33
Prior service credit	(20)	(20)	(16)

Net periodic OPEB cost	$ 76	$ 50	$ 63
Regulatory adjustment[1]	–	–	5

Net periodic OPEB cost after regulatory adjustment	$ 76	$ 50	$ 68

  1
  Regulatory adjustments are the differences between amounts included in rates and the periodic benefit cost calculated. These regulatory adjustments were offset by surcharge revenues, which resulted in no impact to net income for the years presented. The pension and OPEB regulatory asset was less than $1 million at December 31, 2012 and 2011.

For CMS Energy, the estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2013 from the regulatory asset is $98 million and from AOCI is $2 million. For Consumers, the estimated net loss and prior service cost for the defined benefit Pension Plans that will be amortized into net periodic benefit cost in 2013 from the regulatory asset is $98 million. For CMS Energy, the estimated net loss and prior service credit for the OPEB plans that will be amortized into net periodic benefit cost in 2013 from the regulatory asset is $23 million, with a decrease from AOCI of $1 million. For Consumers, the estimated net loss and prior service credit for the OPEB plans that will be amortized into net periodic benefit cost in 2013 from the regulatory asset is $23 million.

CMS Energy and Consumers amortize net gains and losses in excess of ten percent of the greater of the PBO or the MRV over the average remaining service period. The estimated period of amortization of gains and losses for CMS Energy and Consumers was 11 years for pension and 13 years for OPEB for each of the years ended December 31, 2012 and 2011 and 12 years for pension and 14 years for OPEB for the year ended December 31, 2010. Prior service cost amortization is established in the year in which the prior service cost first occurred, and is based on the same amortization period for all future years until the prior service costs are fully amortized. CMS Energy and Consumers had new prior service credits for OPEB in 2010.

The estimated period of amortization of these new prior service credits for CMS Energy and Consumers was ten years for OPEB for the year ended December 31, 2010.

Reconciliations:    Presented in the following tables are reconciliations of the funded status of CMS Energy's and Consumers' retirement benefits plans with their retirement benefits plans' liabilities:

In Millions
	Pension Plan
Years Ended December 31	2012	2011

CMS Energy, including Consumers
Benefit obligation at beginning of period	$ 2,072	$ 1,896
Service cost	48	48
Interest cost	99	100
Actuarial loss	249	107
Benefits paid	(114)	(79)

Benefit obligation at end of period	2,354	2,072

Plan assets at fair value at beginning of period	$ 1,626	$ 1,401
Actual return on plan assets	215	54
Company contribution	–	250
Actual benefits paid	(114)	(79)

Plan assets at fair value at end of period	1,727	1,626

Funded status[1]	$ (627)	$ (446)

In Millions
	DB SERP		OPEB
Years Ended December 31	2012	2011	2012	2011

CMS Energy, including Consumers
Benefit obligation at beginning of period	$ 127	$ 118	$ 1,641	$ 1,410
Service cost	1	1	32	27
Interest cost	6	6	82	77
Actuarial loss	16	8	25	180
Benefits paid	(6)	(6)	(51)[2]	(53)[2]

Benefit obligation at end of period	$ 144	$ 127	$ 1,729 [3]	$ 1,641 [3]

Plan assets at fair value at beginning of period	$ –	$ –	$ 924	$ 887
Actual return on plan assets	–	–	108	23
Company contribution	6	6	65	67
Actual benefits paid	(6)	(6)	(50)[2]	(53)[2]

Plan assets at fair value at end of period	$ –	$ –	$ 1,047	$ 924

Funded status	$ (144)	$ (127)	$ (682)	$ (717)

Consumers
Benefit obligation at beginning of period	$ 85	$ 77	$ 1,585	$ 1,358
Service cost	1	1	31	26
Interest cost	4	4	79	74
Actuarial loss	13	6	24	178
Benefits paid	(3)	(3)	(49)[2]	(51)[2]

Benefit obligation at end of period	$ 100	$ 85	$ 1,670 [3]	$ 1,585 [3]

Plan assets at fair value at beginning of period	$ –	$ –	$ 861	$ 825
Actual return on plan assets	–	–	101	21
Company contribution	3	3	64	66
Actual benefits paid	(3)	(3)	(48)[2]	(51)[2]

Plan assets at fair value at end of period	$ –	$ –	$ 978	$ 861

Funded status	$ (100)	$ (85)	$ (692)	$ (724)

  1
  At December 31, 2012, $590 million of the total funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses. At December 31, 2011, $414 million of the funded status of the Pension Plan was attributable to Consumers based on an allocation of expenses.

  2
  CMS Energy received payments of $5 million in each of 2012, 2011, and 2010 for the Medicare Part D subsidies. Consumers received payments of $5 million in each of 2012, 2011, and 2010 for the Medicare Part D subsidies. The Medicare Part D subsidy payments are used to pay OPEB plan benefits.

  3
  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy, which is tax-exempt, to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. In 2010, the Health Care Acts repealed these tax-exempt deductions for years beginning after December 31, 2012. The Medicare Part D annualized reduction in net OPEB cost for CMS Energy was $20 million for 2012, $26 million for 2011, and $28 million for 2010. Consumers' Medicare Part D annualized reduction in net OPEB costs was $19 million for 2012, $25 million for 2011, and $26 million for 2010. The reduction for CMS Energy and Consumers included $7 million for 2012, $9 million for 2011, and $10 million for 2010 in capitalized OPEB costs.

At December 31, 2012, CMS Energy classified $7 million of DB SERP liabilities as current liabilities, and $627 million of Pension Plan, $137 million of DB SERP, and $682 million of OPEB liabilities as non-current liabilities on its consolidated balance sheets. At December 31, 2011, CMS Energy classified $7 million of DB SERP liabilities as current liabilities, and $446 million of Pension Plan, $120 million of DB SERP, and $717 million of OPEB liabilities as non-current liabilities on its consolidated balance sheets.

At December 31, 2012, Consumers classified $4 million of DB SERP liabilities as current liabilities, and $590 million of Pension Plan, $96 million of DB SERP, and $692 million of OPEB liabilities as non-current liabilities on its consolidated balance sheets. At December 31, 2011, Consumers classified $4 million of DB SERP liabilities as current liabilities, and $414 million of Pension Plan, $81 million of DB SERP, and $724 million of OPEB liabilities as non-current liabilities on its consolidated balance sheets.

Presented in the following table are the Pension Plan PBO, ABO, and fair value of plan assets:

In Millions
Years Ended December 31	2012	2011

CMS Energy, including Consumers
Pension PBO	$ 2,354	$ 2,072
Pension ABO	2,054	1,765
Fair value of Pension Plan assets	1,727	1,626

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost:    Presented in the following table are the amounts recognized in regulatory assets and AOCI that have not been recognized as components of net periodic benefit cost. For additional details on regulatory assets, see Note 3, Regulatory Matters.

In Millions
	Pension and DB SERP		OPEB
Years Ended December 31	2012	2011	2012	2011

CMS Energy, including Consumers
Regulatory assets
Net loss	$ 1,095	$ 1,014	$ 704	$ 766
Prior service cost (credit)	13	17	(112)	(132)
AOCI
Net loss (gain)	98	81	(7)	(5)
Prior service cost (credit)	–	2	(3)	(3)

Total amounts recognized in regulatory assets and AOCI	$ 1,206	$ 1,114	$ 582	$ 626

Consumers
Regulatory assets
Net loss	$ 1,095	$ 1,014	$ 704	$ 766
Prior service cost (credit)	13	17	(112)	(132)
AOCI
Net loss	38	27	–	–

Total amounts recognized in regulatory assets and AOCI	$ 1,146	$ 1,058	$ 592	$ 634

Plan Assets:    Presented in the following tables are the fair values of CMS Energy's and Consumers' Pension Plan and OPEB plan assets, by asset category and by level within the fair value hierarchy. For additional details regarding the fair value hierarchy, see Note 6, Fair Value Measurements.

In Millions
	Pension Plan
December 31, 2012	Total	Level 1	Level 2

CMS Energy, including Consumers
Asset category
Cash and short-term investments[1]	$ 33	$ 33	$ –
U.S. government and agencies securities[2]	26	–	26
Corporate debt[3]	277	–	277
State and municipal bonds[5]	8	–	8
Foreign corporate bonds[6]	27	–	27
Mutual funds[8]	319	319	–
Pooled funds[9]	1,037	–	1,037

Total	$ 1,727	$ 352	$ 1,375

In Millions
	Pension Plan
December 31, 2011	Total	Level 1	Level 2

CMS Energy, including Consumers
Asset category
Cash and short-term investments[1]	$ 241	$ 241	$ –
U.S. government and agencies securities[2]	24	–	24
Corporate debt[3]	236	–	236
State and municipal bonds[5]	10	–	10
Foreign corporate bonds[6]	23	–	23
Mutual funds[8]	257	257	–
Pooled funds[9]	835	–	835

Total	$ 1,626	$ 498	$ 1,128

In Millions
	OPEB Plan
December 31, 2012	Total	Level 1	Level 2

CMS Energy, including Consumers
Asset category
Cash and short-term investments[1]	$ 118	$ 118	$ –
U.S. government and agencies securities[2]	4	–	4
Corporate debt[4]	38	–	38
State and municipal bonds[5]	1	–	1
Foreign corporate bonds[6]	4	–	4
Common stocks[7]	75	75	–
Mutual funds[8]	300	300	–
Pooled funds[10]	507	–	507

Total	$ 1,047	$ 493	$ 554

Consumers
Asset category
Cash and short-term investments[1]	$ 111	$ 111	$ –
U.S. government and agencies securities[2]	3	–	3
Corporate debt[4]	35	–	35
State and municipal bonds[5]	1	–	1
Foreign corporate bonds[6]	3	–	3
Common stocks[7]	70	70	–
Mutual funds[8]	281	281	–
Pooled funds[10]	474	–	474

Total	$ 978	$ 462	$ 516

In Millions
	OPEB Plan
December 31, 2011	Total	Level 1	Level 2

CMS Energy, including Consumers
Asset category
Cash and short-term investments[1]	$ 64	$ 64	$ –
U.S. government and agencies securities[2]	203	–	203
Corporate debt[4]	28	–	28
State and municipal bonds[5]	71	–	71
Foreign corporate bonds[6]	3	–	3
Common stocks[7]	113	113	–
Mutual funds[8]	31	31	–
Pooled funds[10]	411	–	411

Total	$ 924	$ 208	$ 716

Consumers
Asset category
Cash and short-term investments[1]	$ 60	$ 60	$ –
U.S. government and agencies securities[2]	189	–	189
Corporate debt[4]	26	–	26
State and municipal bonds[5]	66	–	66
Foreign corporate bonds[6]	3	–	3
Common stocks[7]	105	105	–
Mutual funds[8]	29	29	–
Pooled funds[10]	383	–	383

Total	$ 861	$ 194	$ 667

  1
  Cash and short-term investments consist of money market funds with daily liquidity.

  2
  U.S. government and agencies securities consist of U.S. Treasury notes and other debt securities backed by the U.S. government and related agencies. These securities were valued based on quoted market prices.

  3
  At December 31, 2012, corporate debt investments in the Pension Plan comprised investment grade bonds (68 percent) and non-investment grade, high-yield bonds (32 percent) of U.S. issuers from diverse industries. At December 31, 2011, corporate debt investments in the Pension Plan comprised investment grade bonds (69 percent) and non-investment grade, high-yield bonds (31 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

  4
  At December 31, 2012, corporate debt investments in the OPEB plan comprised investment grade bonds (68 percent) and non-investment grade, high-yield bonds (32 percent) of U.S. issuers from diverse industries. At December 31, 2011, corporate debt investments in the OPEB plan comprised investment grade bonds (69 percent) and non-investment grade, high-yield bonds (31 percent) of U.S. issuers from diverse industries. These securities are valued based on quoted market prices, when available, or yields presently available on comparable securities of issuers with similar credit ratings.

  5
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

  6
  Foreign corporate debt securities were valued based on quoted market prices, when available, or on yields available on comparable securities of issuers with similar credit ratings.

  7
  Common stocks in the OPEB plan consist of equity securities with low transaction costs that were actively managed and tracked by the S&P 500 Index. These securities were valued at their quoted closing prices.

  8
  Mutual funds represent shares in registered investment companies that are priced based on the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in the funds.

  9
  Pooled funds in the Pension Plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. At December 31, 2012, these funds comprised investments in U.S. equity securities (51 percent), foreign equity securities (26 percent), foreign fixed-income securities (14 percent), U.S. fixed-income securities (four percent), and alternative investments (five percent). At December 31, 2011, these funds comprised investments in U.S. equity securities (53 percent), foreign equity securities (22 percent), foreign fixed-income securities (16 percent), U.S. fixed-income securities (five percent), and alternative investments (four percent). These investments were valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

  10
  Pooled funds in the OPEB plan include both common and collective trust funds as well as special funds that contain only employee benefit plan assets from two or more unrelated benefit plans. At December 31, 2012, these funds comprised investments in U.S. equity securities (65 percent), foreign equity securities (21 percent), foreign fixed-income securities (nine percent), U.S. fixed-income securities (three percent), and alternative investments (two percent). At December 31, 2011, these funds comprised investments in U.S. equity securities (88 percent), foreign equity securities (six percent), foreign fixed-income securities (four percent), U.S. fixed-income securities (one percent), and alternative investments (one percent). These investments are valued at the quoted NAV provided by the fund managers that is the basis for transactions to buy or sell shares in the funds.

Presented in the following table are the contributions to CMS Energy's and Consumers' OPEB plan and Pension Plan:

In Millions
Years Ended December 31	2012	2011

CMS Energy, including Consumers
OPEB[1]
VEBA trust	$ 45	$ 48
401(h) component	20	19

	$ 65	$ 67
Pension[2]	$ –	$ 250

Consumers
OPEB[1]
VEBA trust	$ 45	$ 47
401(h) component	19	19

	$ 64	$ 66
Pension[2]	$ –	$ 245

  1
  CMS Energy, including Consumers, plans to contribute $74 million to the OPEB plan in 2013, of which Consumers plans to contribute $73 million.

  2
  CMS Energy, including Consumers, planned to contribute $50 million to the Pension Plan in 2013, of which Consumers planned to contribute $49 million. This Pension Plan contribution was made in January 2013.

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

CMS Energy and Consumers established union and non-union VEBA trusts to fund their future retiree health and life insurance benefits. These trusts are funded through the ratemaking process for Consumers and through direct contributions from the non-utility subsidiaries. In 2012, CMS Energy and Consumers adjusted their target asset allocation to 50 percent equity, 20 percent fixed income, and 30 percent alternative-strategy investments. This target allocation is expected to continue to maximize the long-term return on plan assets, while maintaining a prudent level of risk. The level of acceptable risk is a function of the liabilities of the plan. Equity investments are diversified mostly across the S&P 500 Index, with lesser allocations to the S&P SmallCap Index and Foreign Equity Funds. Fixed-income investments are diversified across investment grade instruments of government and corporate issuers. Alternative strategies are diversified across absolute return investment approaches and global tactical asset allocation. CMS Energy and Consumers use annual liability measurements, quarterly portfolio reviews, and periodic asset/liability studies to evaluate the need for adjustments to the portfolio allocation.

Benefit Payments:    Presented in the following table are the expected benefit payments for each of the next five years and the five-year period thereafter:

In Millions
	Pension	DB SERP	OPEB[1]

CMS Energy, including Consumers
2013	$ 120	$ 7	$ 61
2014	128	8	65
2015	138	8	70
2016	144	8	74
2017	149	8	79
2018 - 2022	793	46	451

Consumers
2013	$ 117	$ 4	$ 59
2014	125	4	63
2015	134	4	67
2016	140	4	71
2017	146	4	76
2018 - 2022	773	20	432

  1
  CMS Energy's and Consumers' OPEB benefit payments are net of employee contributions and expected Medicare Part D prescription drug subsidy payments. For CMS Energy, subsidies to be received are estimated to be $6 million for 2013, $7 million for each of 2014 and 2015, $8 million for each of 2016 and 2017, and $51 million combined for 2018 through 2022. For Consumers, subsidies to be received are estimated to be $6 million for each of 2013 and 2014, $7 million for each of 2015 and 2016, $8 million for 2017, and $48 million combined for 2018 through 2022.

Collective Bargaining Agreements:    At December 31, 2012, unions represented 43 percent of CMS Energy's employees and 45 percent of Consumers' employees. The UWUA represents Consumers' operating, maintenance, construction, and call center employees. The USW represents Zeeland employees. Union contracts expire in 2015.

13:  STOCK-BASED COMPENSATION

CMS Energy and Consumers provide a PISP to key employees and non-employee directors based on their contributions to the successful management of the company. The PISP has a five-year term, expiring in May 2014.

All grants under the PISP for 2012, 2011, and 2010 were in the form of TSR restricted stock and time-lapse restricted stock. Restricted stock recipients receive shares of CMS Energy common stock. Restricted stock shares granted prior to August 1, 2010 have full dividend and voting rights. The TSR restricted stock shares granted after August 1, 2010 continue to have full voting rights. In lieu of cash dividend payments, however, the TSR restricted stock shares granted after August 1, 2010 receive additional restricted shares equal to the value of the dividend. These additional restricted shares are subject to the same vesting conditions as the underlying restricted stock shares.

TSR restricted stock vesting is contingent on meeting a three-year service requirement and a specific market condition. The market condition is based entirely on a comparison of CMS Energy's TSR with the median TSR of a peer group over the same three-year period. Depending on the outcome of the market condition, a recipient may earn a total award ranging from zero to 200 percent of the initial grant. Time-lapse restricted stock vests after a service period of three years.

Restricted stock awards granted to officers in 2012 and 2011 were 75 percent TSR restricted stock and 25 percent time-lapse restricted stock. Awards granted to officers in 2010 were 67 percent TSR restricted stock and 33 percent time-lapse restricted stock.

For awards granted prior to August 1, 2010, restricted shares may vest fully upon retirement, disability, or change of control of CMS Energy if certain minimum service requirements are met or are waived by action of the C&HR Committees. If employment terminates for any other reason (other than death) or the minimum service requirements are not met or waived, the restricted shares will be fully forfeited. For awards granted after August 1, 2010, a pro-rata portion of the award equal to the portion of the service period served between the award grant date and the employee's termination date will vest upon termination of an employee due to retirement, disability, or change of control of CMS Energy. For TSR awards, this vesting is contingent upon the outcome of the market condition. The remaining portion of the award will be forfeited. All awards vest fully upon death.

The PISP also allows for stock options, stock appreciation rights, phantom shares, performance units, and incentive options, none of which was granted in 2012, 2011, or 2010.

Shares awarded or subject to stock options, phantom shares, or performance units may not exceed 6 million shares from June 2009 through May 2014, nor may such awards to any recipient exceed 500,000 shares in any fiscal year. CMS Energy and Consumers may issue awards of up to 2,972,977 shares of common stock under the PISP at December 31, 2012. Shares for which payment or exercise is in cash, as well as shares or stock options forfeited for any reason other than failure to meet a market condition, may be awarded or granted again under the PISP.

Presented in the following table is restricted stock activity under the PISP:

Year Ended December 31, 2012	Number of Shares	Weighted-Average Grant Date Fair Value per Share

CMS Energy, including Consumers
Nonvested at beginning of period	1,848,068	$ 16.29
Granted[1]	929,127	12.32
Vested	(1,104,225)	8.61
Forfeited	(18,194)	19.79

Nonvested at end of period	1,654,776	$ 19.15

Consumers
Nonvested at beginning of period	1,689,997	$ 16.36
Granted[1]	889,070	12.28
Vested	(1,014,450)	8.36
Forfeited	(17,494)	19.94

Nonvested at end of period	1,547,123	$ 19.22

  1
  During 2012, CMS Energy granted 306,917 TSR shares, 176,809 time-lapse shares, 38,401 shares from dividends paid on TSR shares, and 407,000 shares granted as a result of the outcome of the TSR awards' market condition. During 2012, Consumers granted 291,722 TSR shares, 169,754 time-lapse shares, 37,109 shares from dividends paid on TSR shares, and 390,485 shares granted as a result of the outcome of the TSR awards' market condition.

CMS Energy and Consumers charge the fair value of the awards to expense over the required service period. As a result, for awards granted prior to August 1, 2010, CMS Energy and Consumers recognize all compensation expense for share-based awards that have accelerated service provisions upon retirement by the period in which the employee becomes eligible to retire. TSR restricted stock awards granted after August 1, 2010 have graded vesting features, and CMS Energy and Consumers recognize expense for those awards on a graded vesting schedule over the required service period. Expense for time-lapse awards is recognized on a straight-line basis over the required service period. CMS Energy and Consumers calculate the fair value of time-lapse restricted stock based on the price of CMS Energy's common stock on the grant date. CMS Energy and Consumers calculate the fair value of TSR restricted stock awards on the grant date using a Monte Carlo simulation. CMS Energy and Consumers base expected volatilities on the historical volatility of the price of CMS Energy common stock.

The risk-free rate for each valuation was based on the three-year U.S. Treasury yield at the award grant date. Presented in the following table are the significant assumptions used to estimate the fair value of the TSR restricted stock awards:

	2012	2011	2010

Expected volatility	20.3%	29.6%	30.1%
Expected dividend yield	4.1	4.6	2.4
Risk-free rate	0.3	1.0	0.9

Presented in the following table is the weighted-average grant-date fair value of awards under the PISP:

Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Weighted-average grant-date fair value per share Restricted stock granted	$ 12.32	$ 13.89	$ 16.22

Consumers
Weighted-average grant-date fair value per share Restricted stock granted	$ 12.28	$ 14.17	$ 16.27

Presented in the following table are amounts related to restricted stock awards:

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Fair value of shares that vested during the year	$ 10	$ 7	$ 7
Compensation expense recognized	12	10	9
Income tax benefit recognized	5	4	4

Consumers
Fair value of shares that vested during the year	$ 8	$ 7	$ 6
Compensation expense recognized	11	10	9
Income tax benefit recognized	4	4	3

At December 31, 2012, $10 million of total unrecognized compensation cost was related to restricted stock for CMS Energy, including Consumers, and $9 million of total unrecognized compensation cost was related to restricted stock for Consumers. CMS Energy and Consumers expect to recognize this cost over a weighted-average period of 1.7 years.

Presented in the following table is stock option activity under the PISP:

Year Ended December 31, 2012	Options Outstanding, Fully Vested, and Exercisable	Weighted-Average Exercise Price per Share

CMS Energy, including Consumers
Outstanding at beginning of period	65,580	$ 22.20
Cancelled or expired	(65,580)	22.20

Outstanding at end of period	–	$ –

Consumers
Outstanding at beginning of period	61,500	$ 22.20
Cancelled or expired	(61,500)	22.20

Outstanding at end of period	–	$ –

Stock options give the holder the right to purchase common stock at the market price on the grant date. Stock options are exercisable upon grant, and expire up to ten years and one month from the grant date. CMS Energy and Consumers issue new shares when recipients exercise stock options. No stock options were exercised for CMS Energy or Consumers during 2012. The total intrinsic value of stock options exercised for CMS Energy and Consumers was $1 million for each of the years ended December 31, 2011 and 2010. Neither CMS Energy nor Consumers has any stock options outstanding at December 31, 2012.

Since CMS Energy has utilized tax loss carryforwards, CMS Energy was unable to realize excess tax benefits upon exercise of stock options and vesting of restricted stock. Therefore, CMS Energy did not recognize the related excess tax benefits in equity. As of December 31, 2012, CMS Energy has $49 million of unrealized excess tax benefits.

14:  INCOME TAXES

CMS Energy and its subsidiaries file a consolidated U.S. federal income tax return and a unitary Michigan income tax return. Income taxes are allocated based on each company's separate taxable income in accordance with the CMS Energy tax sharing agreement.

Presented in the following table is the difference between actual income tax expense on continuing operations, excluding noncontrolling interests, and income tax expense computed by applying the statutory U.S. federal income tax rate:

In Millions, Except Tax Rate
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Income from continuing operations before income taxes	$ 620	$ 604	$ 587
Income tax expense at statutory rate	217	211	205
Increase (decrease) in income taxes from:
MCIT law change, net of federal effect[1]	–	(32)	–
State and local income taxes, net of federal effect	27	21	26
Medicare Part D exempt income law change[2]	–	–	3
Other, net	1	(9)	(10)

Income tax expense	$ 245	$ 191	$ 224

Effective tax rate	39.5%	31.6%	38.2%

Consumers
Income from continuing operations before income taxes	$ 736	$ 734	$ 688
Income tax expense at statutory rate	258	257	241
Increase (decrease) in income taxes from:
State and local income taxes, net of federal effect	36	24	26
Other, net	3	(14)	(13)

Income tax expense	$ 297	$ 267	$ 254

Effective tax rate	40.4%	36.4%	36.9%

  1
  For the year ended December 31, 2011, CMS Energy and Consumers remeasured their Michigan deferred income tax assets and liabilities due to the enactment in May 2011 of the MCIT, which became effective January 1, 2012. The MCIT, a simplified six percent corporate income tax, replaced the MBT, a complex multi-part tax. CMS Energy recognized a one-time non-cash deferred tax benefit of $32 million as a result of this remeasurement. Consumers recognized a $128 million regulatory asset (not including the effects of income tax gross-ups) related to this change in tax law.

  2
  For the year ended December 31, 2010, CMS Energy recognized deferred tax expense of $3 million to reflect the enactment of the Health Care Acts. The law change prospectively repealed the tax deduction for the portion of the health care costs reimbursed by the Medicare Part D subsidy for taxable years beginning after December 31, 2012.

Presented in the following table are the significant components of income tax expense on continuing operations:

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Current income taxes
Federal	$ 1	$ 2	$ (21)
State and local	21	24	26

	$ 22	$ 26	$ 5

Deferred income taxes
Federal	$ 205	$ 207	$ 210
State and local	21	11	13
MCIT law change	–	(49)	–

	$ 226	$ 169	$ 223
Deferred income tax credit	(3)	(4)	(4)

Tax expense	$ 245	$ 191	$ 224

Consumers
Current income taxes
Federal	$ 110	$ 74	$ (17)
State and local	37	32	25

	$ 147	$ 106	$ 8

Deferred income taxes
Federal	$ 134	$ 159	$ 236
State and local	19	6	14

	$ 153	$ 165	$ 250
Deferred income tax credit	(3)	(4)	(4)

Tax expense	$ 297	$ 267	$ 254

Presented in the following table are the principal components of deferred income tax assets (liabilities) recognized:

In Millions
December 31	2012	2011

CMS Energy, including Consumers
Employee benefits	$ 3	$ (126)
Gas inventory	(147)	(155)
Plant, property, and equipment	(1,783)	(1,668)
Net regulatory tax liability	131	70
Reserves and accruals	71	86
Securitized costs	(73)	(96)
Tax loss and credit carryforwards	733	806
Other	(15)	92

	$ (1,080)	$ (991)
Less valuation allowance	(3)	(20)

Total net deferred income tax liabilities	$ (1,083)	$ (1,011)

Deferred tax assets, net of valuation reserves	$ 935	$ 1,034
Deferred tax liabilities	(2,018)	(2,045)

Total net deferred income tax liabilities	$ (1,083)	$ (1,011)

Consumers
Employee benefits	$ (36)	$ (158)
Gas inventory	(147)	(155)
Plant, property, and equipment	(1,848)	(1,742)
Net regulatory tax liability	131	70
Reserves and accruals	41	44
Securitized costs	(73)	(96)
Tax loss and credit carryforwards	61	67
Other	(13)	81

	$ (1,884)	$ (1,889)
Less valuation allowance	(1)	(1)

Total net deferred income tax liabilities	$ (1,885)	$ (1,890)

Deferred tax assets, net of valuation reserves	$ 232	$ 261
Deferred tax liabilities	(2,117)	(2,151)

Total net deferred income tax liabilities	$ (1,885)	$ (1,890)

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts on CMS Energy's and Consumers' consolidated financial statements. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

Presented in the following table are the tax loss and credit carryforwards at December 31, 2012:

In Millions
	Gross Amount	Tax Attribute	Expiration

CMS Energy, including Consumers
Federal net operating loss carryforward	$ 1,194	$ 418	2024 - 2031
Local net operating loss carryforwards	433	4	2024 - 2031
State capital loss carryforward	18	1	2014 - 2015
Alternative minimum tax credits	270	270	No expiration
Charitable contribution carryover	6	2	2016
General business credits	38	38	2018 - 2031

Total tax attributes		$ 733

Consumers
Federal net operating loss carryforward	$ 163	$ 56	2024 - 2031
State capital loss carryforward	10	1	2014 - 2015
Alternative minimum tax credits	2	2	No expiration
Charitable contribution carryover	6	2	2016

Total tax attributes		$ 61

CMS Energy has provided a valuation allowance of $1 million for the local tax loss carryforward, a valuation allowance of $1 million for the state capital loss carryforward, and a valuation allowance of $1 million for general business credits. Consumers has provided a valuation allowance of $1 million for the state capital loss carryforward. CMS Energy and Consumers expect to utilize fully tax loss and credit carryforwards for which no valuation has been provided. It is reasonably possible that further adjustments will be made to the valuation allowances within one year.

Presented in the following table is a reconciliation of the beginning and ending amount of uncertain tax benefits:

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Balance at beginning of period	$ 4	$ 4	$ 62
Reductions for prior-year tax positions	(4)	(1)	(58)
Additions for prior-year tax positions	1	1	–

Balance at end of period	$ 1	$ 4	$ 4

Consumers
Balance at beginning of period	$ 4	$ 3	$ 57
Reductions for prior-year tax positions	(4)	–	(54)
Additions for prior-year tax positions	1	1	–

Balance at end of period	$ 1	$ 4	$ 3

CMS Energy, including Consumers, had uncertain tax benefits of $1 million at December 31, 2012 and $4 million at December 31, 2011 and 2010 that, if recognized, would affect the annual effective tax rate in future years. Consumers had uncertain tax benefits of $1 million at December 31, 2012, $4 million at December 31, 2011, and $3 million at December 31, 2010 that, if recognized, would affect the annual effective tax rate in future years.

CMS Energy and Consumers recognize accrued interest and penalties, where applicable, as part of income tax expense. CMS Energy, including Consumers, recognized no interest for the years ended December 31, 2012 and 2011 and less than $1 million for the year ended December 31, 2010. In 2010, CMS Energy settled with the IRS and, as a result, paid $6 million of accrued interest.

In November 2010, the IRS concluded its audit of CMS Energy and its subsidiaries, which increased taxable income by $132 million for the years ended December 31, 2002 through December 31, 2007. Of this amount, $82 million resulted in a decrease to the existing net operating loss carryforward and the remaining $50 million increased taxable income. As a result, CMS Energy paid $15 million in tax and accrued interest. Most of the adjustments related to the timing of deductions, not the disallowance of deductions. The tax adjustments were allocated based on the companies' separate taxable income, in accordance with CMS Energy's tax sharing agreement. The impact to net income was less than $1 million.

In May 2012, the IRS completed its audit of CMS Energy and its subsidiaries for 2008 and 2009, as well as its audit of research and development tax credit claims for 2001 through 2009. The audits resulted in a $45 million increase in the net operating loss carryforward. The impact to net income as a result of the completion of the audits was a decrease of $1 million.

CMS Energy's federal income tax returns for 2010 and subsequent years remain subject to examination by the IRS. CMS Energy's MBT returns for 2008 and subsequent years remain subject to examination by the State of Michigan.

The amount of income taxes paid is subject to ongoing audits by federal, state, local, and foreign tax authorities, which can result in proposed assessments. CMS Energy's and Consumers' estimate of the potential outcome for any uncertain tax issue is highly judgmental. CMS Energy and Consumers believe that their accrued tax liabilities at December 31, 2012 were adequate for all years.

15:  EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy's basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Years Ended December 31	2012	2011	2010

Income available to common stockholders
Income from continuing operations	$ 377	$ 415	$ 366
Less income attributable to noncontrolling interests	2	2	3
Less charge for deferred issuance costs on preferred stock	–	–	8
Less preferred stock dividends	–	–	8

Income from continuing operations available to common stockholders – basic and diluted	$ 375	$ 413	$ 347

Average common shares outstanding
Weighted-average shares – basic	260.7	250.8	231.5
Add dilutive contingently convertible securities	6.8	12.2	21.3
Add dilutive non-vested stock awards and options	1.1	0.4	0.1

Weighted-average shares – diluted	268.6	263.4	252.9

Income from continuing operations per average common share available to common stockholders
Basic	$ 1.43	$ 1.65	$ 1.50
Diluted	1.39	1.57	1.36

CONTINGENTLY CONVERTIBLE SECURITIES

When CMS Energy has earnings from continuing operations, its contingently convertible securities dilute EPS to the extent that the conversion value of a security, which is based on the average market price of CMS Energy common stock, exceeds the principal value of that security.

NON-VESTED STOCK AWARDS

CMS Energy's non-vested stock awards are composed of participating and non-participating securities. The participating securities accrue cash dividends when common stockholders receive dividends. Since the recipient is not required to return the dividends to CMS Energy if the recipient forfeits the award, the non-vested stock awards are considered participating securities. As such, the participating non-vested stock awards were included in the computation of basic EPS. The non-participating securities accrue stock dividends that vest concurrently with the stock award. If the recipient forfeits the award, the stock dividends accrued on the non-participating securities are also forfeited. Accordingly, the non-participating awards and stock dividends were included in the computation of diluted EPS, but not basic EPS.

CONVERTIBLE DEBENTURES

CMS Energy redeemed all of its outstanding 7.75 percent Trust Preferred Securities in February 2012. For each of the years ended December 31, 2012, 2011, and 2010, the Trust Preferred Securities would have increased diluted EPS had they been included in the calculation. Using the if-converted method, the debentures would have had the following impacts on the calculation of diluted EPS:

In Millions
Years Ended December 31	2012	2011	2010

Increase to numerator from assumed reduction in interest expense	$ –	$ 1	$ 1
Increase to denominator from assumed conversion of debentures into common shares	0.1	0.7	0.7

16:  OTHER INCOME AND OTHER EXPENSE

Presented in the following tables are the components of other income and other expense at CMS Energy and Consumers:

In Millions
Years Ended December 31	2012	2011	2010

Other income
CMS Energy, including Consumers
Regulatory return on capital expenditures	$ 1	$ –	$ 17
Return on stranded and security costs	1	3	4
All other	9	13	11

Total other income	$ 11	$ 16	$ 32

Consumers
Regulatory return on capital expenditures	$ 1	$ –	$ 17
Gain on CMS Energy common stock	5	4	–
Return on stranded and security costs	1	3	4
All other	9	12	10

Total other income	$ 16	$ 19	$ 31

In Millions
Years Ended December 31	2012	2011	2010

Other expense
CMS Energy, including Consumers
Loss on reacquired and extinguished debt	$ –	$ (1)	$ (8)
Donations	(11)	(11)	(6)
Civic and political expenditures	(17)	(3)	(3)
All other	(5)	(7)	(7)

Total other expense	$ (33)	$ (22)	$ (24)

Consumers
Donations	$ (11)	$ (11)	$ (6)
Civic and political expenditures	(17)	(3)	(3)
All other	(5)	(6)	(6)

Total other expense	$ (33)	$ (20)	$ (15)

17:  REPORTABLE SEGMENTS

Reportable segments consist of business units defined by the products and services they offer. CMS Energy and Consumers evaluate the performance of each segment based on its contribution to net income available to CMS Energy's common stockholders. The reportable segments for CMS Energy and Consumers are:

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

Accounting policies for CMS Energy's and Consumers' segments are as described in Note 1, Significant Accounting Policies. The consolidated financial statements reflect the assets, liabilities, revenues, and expenses of the individual segments when appropriate. Accounts are allocated among the segments when common accounts are attributable to more than one segment. The allocations are based on certain measures of business activities, such as revenue, labor dollars, customers, other operation and maintenance expense, construction expense, leased property, taxes, or functional surveys. For example, customer receivables are allocated based on revenue, and pension provisions are allocated based on labor dollars.

Inter-segment sales and transfers are accounted for at current market prices and are eliminated in consolidated net income available to common stockholders by segment.

Presented in the following tables is financial information by reportable segment:

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Operating revenue
Electric utility	$ 4,031	$ 3,913	$ 3,802
Gas utility	1,982	2,340	2,354
Enterprises	183	204	238
Other	57	46	38

Total operating revenue – CMS Energy	$ 6,253	$ 6,503	$ 6,432

Consumers
Operating revenue
Electric utility	$ 4,031	$ 3,913	$ 3,802
Gas utility	1,982	2,340	2,354

Total operating revenue – Consumers	$ 6,013	$ 6,253	$ 6,156

CMS Energy, including Consumers
Depreciation and amortization
Electric utility	$ 459	$ 412	$ 450
Gas utility	133	130	122
Enterprises	4	3	3
Other	2	1	1

Total depreciation and amortization – CMS Energy	$ 598	$ 546	$ 576

Consumers
Depreciation and amortization
Electric utility	$ 459	$ 412	$ 450
Gas utility	133	130	122

Total depreciation and amortization – Consumers	$ 592	$ 542	$ 572

CMS Energy, including Consumers
Income from equity method investees[1]
Enterprises	$ 17	$ 9	$ 11

Total income from equity method investees – CMS Energy	$ 17	$ 9	$ 11

CMS Energy, including Consumers
Interest charges
Electric utility	$ 179	$ 192	$ 202
Gas utility	63	71	73
Other	147	152	156

Total interest charges – CMS Energy	$ 389	$ 415	$ 431

Consumers
Interest charges
Electric utility	$ 179	$ 192	$ 202
Gas utility	63	71	73
Other	2	2	2

Total interest charges – Consumers	$ 244	$ 265	$ 277

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Income tax expense (benefit)
Electric utility	$ 227	$ 190	$ 187
Gas utility	70	77	67
Enterprises	(1)	(24)	14
Other	(51)	(52)	(44)

Total income tax expense – CMS Energy	$ 245	$ 191	$ 224

Consumers
Income tax expense
Electric utility	$ 227	$ 190	$ 187
Gas utility	70	77	67

Total income tax expense – Consumers	$ 297	$ 267	$ 254

CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$ 325	$ 333	$ 303
Gas utility	110	130	127
Enterprises	16	32	36
Other	(69)	(80)	(142)

Total net income available to common stockholders – CMS Energy	$ 382	$ 415	$ 324

Consumers
Net income available to common stockholder
Electric utility	$ 325	$ 333	$ 303
Gas utility	110	130	127
Other	2	2	2

Total net income available to common stockholder – Consumers	$ 437	$ 465	$ 432

CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$ 11,041	$ 10,400	$ 9,944
Gas utility	4,400	4,206	4,063
Enterprises	113	109	102
Other	38	36	36

Total plant, property, and equipment – CMS Energy	$ 15,592	$ 14,751	$ 14,145

Consumers
Plant, property, and equipment, gross
Electric utility	$ 11,041	$ 10,400	$ 9,944
Gas utility	4,400	4,206	4,063
Other	15	15	15

Total plant, property, and equipment – Consumers	$ 15,456	$ 14,621	$ 14,022

CMS Energy, including Consumers
Investments in equity method investees[1]
Enterprises	$ 55	$ 49	$ 48
Other	2	1	1

Total investments in equity method investees – CMS Energy	$ 57	$ 50	$ 49

In Millions
Years Ended December 31	2012	2011	2010

CMS Energy, including Consumers
Total assets
Electric utility[2]	$ 10,423	$ 9,938	$ 9,321
Gas utility[2]	5,016	4,956	4,614
Enterprises	181	242	191
Other	1,511	1,316	1,490

Total assets – CMS Energy	$ 17,131	$ 16,452	$ 15,616

Consumers
Total assets
Electric utility[2]	$ 10,423	$ 9,938	$ 9,321
Gas utility[2]	5,016	4,956	4,614
Other	836	768	904

Total assets – Consumers	$ 16,275	$ 15,662	$ 14,839

CMS Energy, including Consumers
Capital expenditures[3]
Electric utility	$ 921	$ 661	$ 642
Gas utility	340	261	235
Enterprises	1	5	4
Other	4	1	2

Total capital expenditures – CMS Energy	$ 1,266	$ 928	$ 883

Consumers
Capital expenditures[3]
Electric utility	$ 921	$ 661	$ 642
Gas utility	340	261	235

Total capital expenditures – Consumers	$ 1,261	$ 922	$ 877

  1
  Consumers had no significant equity method investments.

  2
  Amounts include a portion of Consumers' other common assets attributable to both the electric and gas utility businesses.

  3
  Amounts include purchase of capital lease additions. Amounts also include a portion of Consumers' capital expenditures for plant and equipment attributable to both the electric and gas utility businesses.

CMS Energy and Consumers had no international operating revenues or operating income for each of the years ended December 31, 2012, 2011, and 2010. CMS Energy had international assets of less than $1 million at December 31, 2012, $1 million at December 31, 2011, and $3 million at December 31, 2010. Consumers had no international assets for any of the years presented.

18:  RELATED-PARTY TRANSACTIONS – CONSUMERS

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

Presented in the following table are Consumers' recorded income and expense from related parties as of December 31:

In Millions
Description	Related Party	2012	2011	2010

Purchases of capacity and energy	Affiliates of CMS Enterprises	$ 86	$ 81	$ 84

Amounts payable to related parties for purchased power and other services were $11 million at December 31, 2012 and 2011.

Consumers owned 1.3 million shares of CMS Energy common stock with a fair value of $32 million at December 31, 2012. For additional details on Consumers' investment in CMS Energy common stock, see Note 7, Financial Instruments.

19:  VARIABLE INTEREST ENTITIES

Variable interests are contractual, ownership, or other interests in an entity that change as the fair value of the VIE's net assets, excluding variable interests, changes. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

Entities that are VIEs must be consolidated if the reporting entity determines that it has a controlling financial interest. The entity that is required to consolidate the VIE is called the primary beneficiary. The primary beneficiary is the entity that has both (1) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE.

CMS Energy consolidates CMS Energy Trust I because CMS Energy is the variable interest holder that designed the entity and, through the design, has the power to direct the activities of CMS Energy Trust I that most significantly impact the trust's economic performance. The sole assets of the trust consisted of subordinated notes issued by CMS Energy, and the sole liabilities of the trust consisted of Trust Preferred Securities. CMS Energy guaranteed payment of the Trust Preferred Securities. CMS Energy redeemed all of the securities in February 2012.

CMS Energy has variable interests in T.E.S. Filer City, Grayling, and Genesee. CMS Energy is not the primary beneficiary of any of these partnerships because power is shared among unrelated parties, and no one party has the power to direct the activities that most significantly impact the entities' economic performance. The partners must agree on all major decisions for each of the partnerships.

Presented in the following table is information about these partnerships:

Name (Ownership Interest)	Nature of the Entity	Financing of Partnership

T.E.S. Filer City (50%)	Coal-fueled power generator	Non-recourse long-term debt that matured in December 2007.

Grayling (50%)	Wood waste-fueled power generator	Sale of revenue bonds that were retired in March 2012.

Genesee (50%)	Wood waste-fueled power generator	Sale of revenue bonds that mature in 2021 and bear interest at fixed rates. The debt is non-recourse to the partnership and secured by a CMS Energy guarantee capped at $3 million annually.

CMS Energy has operating and management contracts with Grayling and Genesee, and Consumers is the primary purchaser of power from each partnership through long-term PPAs. Consumers also has reduced dispatch agreements with Grayling and Genesee, which allow these facilities to be dispatched based on the market price of wood waste. This results in fuel cost savings that each partnership shares with Consumers' customers.

CMS Energy's investment in these partnerships is included in investments on its consolidated balance sheets in the amount of $56 million as of December 31, 2012 and $52 million as of December 31, 2011. The creditors of these partnerships do not have recourse to the general credit of CMS Energy or Consumers, except through a guarantee provided by CMS Energy of $3 million annually. CMS Energy has deferred collections on certain receivables owed by Genesee. CMS Energy's maximum exposure to loss from these receivables is $7 million. Consumers has not provided any financial or other support during the periods presented that was not previously contractually required.

20:  ASSET SALES, DISCONTINUED OPERATIONS, AND IMPAIRMENT CHARGES

ASSET SALES

The impacts of asset sales are included in gain on asset sales, net and income (loss) from discontinued operations on CMS Energy's consolidated statements of income. CMS Energy had no significant asset sales during the year ended December 31, 2012. Consumers had no significant asset sales during the years ended December 31, 2012, 2011, or 2010.

In 2010, CMS Enterprises exercised its option to sell its stock interest in CMS Generation San Nicolas Company and transferred the sale proceeds to Michigan Energy Investments LLC, a non-affiliated company. As a result, CMS Enterprises recognized a $3 million net gain. In 2010,

CMS Enterprises also sold a cost-method investment with a carrying value of zero, and recognized a $3 million gain.

DISCONTINUED OPERATIONS

Discontinued operations are a component of the enterprises segment. CMS Energy included the following amounts in income (loss) from discontinued operations:

In Millions
Years Ended December 31	2012		2011		2010

Revenues	$ –		$ –		$ 10

Discontinued operations
Pretax income (loss) from discontinued operations	$ 11		$ 2		$ (21)
Income tax expense	4		–		2

Income (loss) from discontinued operations, net of tax expense	$ 7	[1]	$ 2	[2]	$ (23)[3]

  1
  Includes an $11 million ($7 million net of tax) reversal of a loss on disposal due to the elimination of a liability associated with the 2003 sale of Panhandle.

  2
  Includes an operating gain of $3 million related to a litigation settlement at CMS Viron.

  3
  Includes an operating loss of $2 million ($1 million net of tax) at Exeter, whose assets and liabilities were reclassified as held for sale in 2009.

  Also includes disposal-related losses of $10 million in additional tax expense resulting from an IRS audit adjustment related to a 2003 asset sale, a $6 million ($4 million net of tax) loss for the write down of CMS Energy's investment in Exeter, a $5 million ($3 million net of tax) loss for the increase in a liability for a 2007 asset sale, and a $5 million ($3 million net of tax) loss on the settlement of a 2002 asset sale indemnity.

Discontinued operations include a provision for closing costs and a portion of CMS Energy's parent company interest expense. CMS Energy allocated no interest expense in 2012 and allocated less than $1 million of interest expense in each of 2011 and 2010. CMS Energy allocates its interest expense by applying its total interest expense to the net carrying amount of the asset sold divided by CMS Energy's total capitalization.

CMS Energy sold its interest in Exeter in January 2011. Major classes of assets and liabilities of Exeter classified as held for sale on CMS Energy's consolidated balance sheet at December 31, 2010 were insignificant.

IMPAIRMENT CHARGES

In 2010, CMS Energy wrote down its investment in Exeter from its carrying amount of $11 million to Exeter's fair value of $5 million. This valuation was based on the price that CMS Energy received for the sale of Exeter, which closed in January 2011. The impairment resulted in a loss of $6 million, which was recorded in earnings as part of discontinued operations for the year ended December 31, 2010.

In May 2010, Consumers announced plans to defer the development of its proposed 830-MW coal-fueled plant at its Karn/Weadock generating complex. At that time, Consumers recorded a charge of $3 million to write off certain capitalized development costs because the costs were deemed not to have long-term value in connection with the potential future construction of the plant. The project's air permit, issued by the MDEQ in December 2009, was set to expire in August 2011 if construction of the coal plant had not commenced or if Consumers had not been granted an extension of the air permit. In December 2010, Consumers determined that it would not begin construction before August 2011 as a means of preserving the air permit. As a result, the likelihood that the plant would be constructed had diminished significantly. In December 2010, in accordance with accounting standards governing impairment of plant costs for regulated utilities, Consumers recorded an additional charge of $19 million to write off the remaining previously capitalized development costs associated with the proposed plant. The total charge of $22 million was recorded in other operating expenses for the year ended December 31, 2010. In December 2011, Consumers announced the cancellation of the proposed plant.

CMS Energy and Consumers recorded no other impairments of long-lived assets for the years ended December 31, 2012, 2011, and 2010.

21:  QUARTERLY FINANCIAL AND COMMON STOCK INFORMATION (UNAUDITED)

In Millions, Except Per Share Amounts and Stock Prices
	2012
Quarters Ended	March 31	June 30	Sept 30	Dec 31

CMS Energy, including Consumers
Operating revenue	$ 1,743	$ 1,333	$ 1,507	$ 1,670
Operating income	188	260	343	212
Income from continuing operations	60	101	149	67
Income from discontinued operations	7	–	–	–
Net income	67	101	149	67
Income attributable to noncontrolling interests	–	1	1	–
Net income attributable to CMS Energy	67	100	148	67
Net income available to common stockholders	67	100	148	67
Earnings from continuing operations per average common share – basic[1]	0.23	0.38	0.56	0.26
Earnings from continuing operations per average common share – diluted[1]	0.22	0.37	0.55	0.25
Basic earnings per average common share[1]	0.26	0.38	0.56	0.26
Diluted earnings per average common share[1]	0.25	0.37	0.55	0.25
Common stock prices[2]
High	22.31	23.87	24.81	24.70
Low	21.33	21.52	22.70	22.79

Consumers
Operating revenue	$ 1,675	$ 1,282	$ 1,448	$ 1,608
Operating income	183	260	334	207
Net income	76	122	163	78
Preferred stock dividends	–	1	1	–
Net income available to common stockholder	76	121	162	78

In Millions, Except Per Share Amounts and Stock Prices
	2011
Quarters Ended	March 31	June 30	Sept 30	Dec 31

CMS Energy, including Consumers
Operating revenue	$ 2,055	$ 1,364	$ 1,464	$ 1,620
Operating income	306	207	316	174
Income from continuing operations	133	101	140	41
Income from discontinued operations	2	–	–	–
Net income	135	101	140	41
Income attributable to noncontrolling interests	–	1	1	–
Net income attributable to CMS Energy	135	100	139	41
Net income available to common stockholders	135	100	139	41
Earnings from continuing operations per average common share – basic[1]	0.53	0.40	0.55	0.16
Earnings from continuing operations per average common share – diluted[1]	0.51	0.38	0.53	0.15
Basic earnings per average common share[1]	0.54	0.40	0.55	0.16
Diluted earnings per average common share[1]	0.52	0.38	0.53	0.15
Common stock prices[2]
High	19.78	20.39	20.47	22.35
Low	18.60	18.90	17.16	19.18

Consumers
Operating revenue	$ 1,988	$ 1,303	$ 1,397	$ 1,565
Operating income	300	207	305	173
Net income	153	92	155	67
Preferred stock dividends	–	1	1	–
Net income available to common stockholder	153	91	154	67

  1
  The sum of the quarters may not equal annual EPS due to changes in the number of shares outstanding.

  2
  Based on New York Stock Exchange composite transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CMS Energy Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of CMS Energy Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 21, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Consumers Energy Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of cash flows, and of changes in equity present fairly, in all material respects, the financial position of Consumers Energy Company and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 21, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

CMS ENERGY

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, CMS Energy's CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2012.

Management's Annual Report on Internal Control Over Financial Reporting:    CMS Energy's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). CMS Energy's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CMS Energy;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CMS Energy are being made only in accordance with authorizations of management and directors of CMS Energy; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of CMS Energy's assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, CMS Energy conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, CMS Energy's management concluded that its internal control over financial reporting was effective as of December 31, 2012. The effectiveness of CMS Energy's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting:    There have been no changes in CMS Energy's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

CONSUMERS

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, Consumers' CEO and CFO have concluded that its disclosure controls and procedures were effective as of December 31, 2012.

Management's Annual Report on Internal Control Over Financial Reporting:    Consumers' management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Consumers' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Consumers;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Consumers are being made only in accordance with authorizations of management and directors of Consumers; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Consumers' assets that could have a material effect on its financial statements.

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

Under the supervision and with the participation of management, including its CEO and CFO, Consumers conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Consumers' management concluded that its internal control over financial reporting was effective as of December 31, 2012. The effectiveness of Consumers' internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting:    There have been no changes in Consumers' internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND
CORPORATE GOVERNANCE

CMS ENERGY

Information that is required in Item 10 regarding executive officers is included in the Item 1. Business, CMS Energy Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 regarding directors, executive officers, and corporate governance is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein.

Code of Ethics

CMS Energy adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of CMS Energy and its affiliates, including Consumers. This code of ethics, entitled "Code of Conduct and Guide to Ethical Business Behavior 2010," is posted on CMS Energy's website at www.cmsenergy.com, under "Compliance and Ethics." CMS Energy's Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of CMS Energy, who reports directly to the Audit Committee of the Board of Directors of CMS Energy. Any amendment to, or waiver of, a provision of CMS Energy's code of ethics that applies to CMS Energy's CEO, CFO, CAO, or persons performing similar functions will be disclosed on CMS Energy's website at www.cmsenergy.com under "Compliance and Ethics."

CMS Energy has also adopted a code of conduct that applies to its directors, entitled "Board of Directors Code of Conduct." This Board of Directors Code of Conduct can also be found on CMS Energy's website at www.cmsenergy.com, under "Compliance and Ethics." CMS Energy's Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of CMS Energy. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of CMS Energy, or if none, by disinterested members of the entire Board of Directors of CMS Energy.

CONSUMERS

Information that is required in Item 10 regarding executive officers is included in the Item 1. Business, Consumers Executive Officers section, which is incorporated by reference herein.

Information that is required in Item 10 regarding Consumers' directors, executive officers, and corporate governance is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein.

Code of Ethics

Consumers adopted a code of ethics that applies to its CEO, CFO, and CAO, as well as all other officers and employees of Consumers and its affiliates. This code of ethics, entitled "Code of Conduct and Guide to Ethical Business Behavior 2010," is posted on Consumers' website at www.consumersenergy.com, under "Our Company," "Compliance and Ethics." Consumers' Code of Conduct and Guide to Ethical Business Behavior 2010 is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. Any amendment to, or waiver of, a provision of Consumers' code of ethics that applies to Consumers' CEO, CFO, CAO, or persons performing similar functions will be disclosed on Consumers' website at www.consumersenergy.com under "Our Company," "Compliance and Ethics."

Consumers has also adopted a code of conduct that applies to its directors, entitled "Board of Directors Code of Conduct." This Board of Directors Code of Conduct can also be found on Consumers' website at www.consumersenergy.com, under "Our Company," "Compliance and Ethics." Consumers' Board of Directors Code of Conduct is administered by the Audit Committee of the Board of Directors of Consumers. Any alleged violation of this Board of Directors Code of Conduct by a director will be investigated by disinterested members of the Audit Committee of the Board of Directors of Consumers, or if none, by disinterested members of the entire Board of Directors of Consumers.

ITEM 11. EXECUTIVE COMPENSATION

Information that is required in Item 11 regarding executive compensation of CMS Energy's and Consumers' executive officers is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information that is required in Item 12 regarding securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management of CMS Energy and Consumers is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information that is required in Item 13 regarding certain relationships and related transactions, and director independence regarding CMS Energy and Consumers is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information that is required in Item 14 regarding principal accountant fees and services relating to CMS Energy and Consumers is included in CMS Energy's definitive proxy statement, which is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Reports of Independent Public Accountants for CMS Energy and Consumers are included in Item 8. Financial Statements and Supplementary Data and are incorporated by reference herein.
(a)(2)	Index to Financial Statement Schedules.

		Page
Schedule I	Condensed Financial Information of Registrant CMS Energy – Parent Company
	Condensed Statements of Income	188
	Condensed Statements of Cash Flows	189
	Condensed Balance Sheets	190
	Notes to the Condensed Financial Statements	192
Schedule II	Valuation and Qualifying Accounts and Reserves
	CMS Energy	193
	Consumers	193
Report of Independent Registered Public Accounting Firm
	CMS Energy	175
	Consumers	176

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

 CMS ENERGY'S AND CONSUMERS' EXHIBITS

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

The representations and warranties may not describe the actual state of affairs of the parties to each agreement. Additional information about CMS Energy and Consumers may be found in this filing, at www.cmsenergy.com, at www.consumersenergy.com, and through the SEC's website at www.sec.gov.

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1[1]	1-9513	(3)(a)	—	Restated Articles of Incorporation of CMS Energy, effective June 1, 2004, as amended May 22, 2009 (Form 10-Q for the quarterly period ended June 30, 2009)
3.2[1]	1-9513	3.1	—	CMS Energy Corporation Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
3.3	1-5611	3(c)	—	Restated Articles of Incorporation of Consumers effective June 7, 2000 (Form 10-K for the fiscal year ended December 31, 2000)
3.4	1-5611	3.2	—	Consumers Energy Company Bylaws, amended and restated as of January 24, 2013 (Form 8-K filed January 29, 2013)
4.1	2-65973	(b)(1)-4	—	Indenture dated as of September 1, 1945 between Consumers and Chemical Bank (successor to Manufacturers Hanover Trust Company), as Trustee, including therein indentures supplemental thereto through the Forty-third Supplemental Indenture dated as of May 1, 1979 (Form S-16 filed November 13, 1979)
				Indentures Supplemental thereto:
4.1.a	1-5611	(4)(a)	—	71st dated as of 3/06/98 (Form 10-K for the fiscal year ended December 31, 1997)
4.1.b	1-5611	(4)(b)	—	92nd dated as of 8/26/03 (Form 10-Q for the quarterly period ended September 30, 2003)
4.1.c	1-5611	(4)(a)	—	96th dated as of 8/17/04 (Form 8-K filed August 20, 2004)
4.1.d	1-5611	4.4	—	98th dated as of 12/13/04 (Form 8-K filed December 13, 2004)
4.1.e	1-5611	(4)(a)(i)	—	99th dated as of 1/20/05 (Form 10-K for the fiscal year ended December 31, 2004)
4.1.f	1-5611	4.2	—	100th dated as of 3/24/05 (Form 8-K filed March 30, 2005)
4.1.g	1-5611	4.2	—	104th dated as of 8/11/05 (Form 8-K filed August 11, 2005)
4.1.h	1-5611	4.1	—	108th dated as of 3/14/08 (Form 8-K filed March 14, 2008)
4.1.i	1-5611	4.1	—	109th dated as of 9/11/08 (Form 8-K filed September 16, 2008)
4.1.j	1-5611	4.1	—	110th dated as of 9/12/08 (Form 8-K filed September 12, 2008)
4.1.k	1-5611	4.1	—	111th dated as of 3/6/09 (Form 8-K filed March 6, 2009)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
4.1.l	1-5611	4.1	—	112th dated as of 9/1/10 (Form 8-K filed September 7, 2010)
4.1.m	1-5611	4.1	—	113th dated as of 10/15/10 (Form 8-K filed October 20, 2010)
4.1.n	1-5611	4.1	—	114th dated as of 3/31/11 (Form 8-K filed April 6, 2011)
4.1.o	1-5611	4.1	—	116th dated as of 9/1/11 (Form 10-Q for the quarterly period ended September 30, 2011)
4.1.p	1-5611	4.1	—	117th dated as of 5/8/12 (Form 8-K filed May 8, 2012)
4.1.q	1-5611	4.1	—	119th dated as of 8/3/12 (Form 10-Q for the quarterly period ended September 30, 2012)
4.1.r	1-5611	4.1	—	120th dated as of 12/17/12 (Form 8-K filed December 20, 2012)
4.2	1-5611	(4)(b)	—	Indenture dated as of January 1, 1996 between Consumers and The Bank of New York Mellon, as Trustee (Form 10-K for the fiscal year ended December 31, 1995)
4.3	1-5611	(4)(c)	—	Indenture dated as of February 1, 1998 between Consumers and The Bank of New York Mellon (formerly The Chase Manhattan Bank), as Trustee (Form 10-K for the fiscal year ended December 31, 1997)
4.4[1]	33-47629	(4)(a)	—	Indenture dated as of September 15, 1992 between CMS Energy and NBD Bank, as Trustee (Form S-3 filed May 1, 1992)
				Indentures Supplemental thereto:
4.4.a1	1-9513	4.2	—	19th dated as of 12/13/05 (Form 8-K filed December 15, 2005)
4.4.b1	1-9513	4.2	—	20th dated as of 7/3/07 (Form 8-K filed July 5, 2007)
4.4.c1	1-9513	4.1	—	22nd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.d1	1-9513	4.3	—	23rd dated as of 6/15/09 (Form 8-K filed June 15, 2009)
4.4.e1	1-9513	4.1	—	24th dated as of 1/14/10 (Form 8-K filed January 14, 2010)
4.4.f1	1-9513	4.1	—	25th dated as of 9/23/10 (Form 8-K filed September 23, 2010)
4.4.g1	1-9513	4.1	—	26th dated as of 11/19/10 (Form 8-K filed November 19, 2010)
4.4.h1	1-9513	4.1	—	27th dated as of 5/12/11 (Form 8-K filed May 12, 2011)
4.4.i1	1-9513	4.1	—	28th dated as of 3/12/12 (Form 8-K filed March 12, 2012)
4.5[1]	1-9513	(4a)	—	Indenture dated as of June 1, 1997 between CMS Energy Corporation and The Bank of New York Mellon, as Trustee (Form 8-K filed July 1, 1997)
10.1[2]	1-9513	(10)(g)	—	2004 Form of Executive Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.2[2]	1-9513	(10)(h)	—	2004 Form of Officer Severance Agreement (Form 10-Q for the quarterly period ended September 30, 2009)
10.3[2]	1-9513	10.1	—	CMS Energy's Performance Incentive Stock Plan, effective February 3, 1988, amended and restated, effective August 1, 2010 (Form 10-Q for the quarterly period ended June 30, 2010)
10.4[2]	1-9513	(10)(i)	—	CMS Deferred Salary Savings Plan effective December 1, 1989 and as further amended effective December 1, 2007 (Form 10-K for the fiscal year ended December 31, 2007)
10.5[2]	1-9513	(10)(l)	—	Amendment to the Deferred Salary Savings Plan dated December 21, 2008 (Form 10-K for the fiscal year ended December 31, 2008)
10.6[2]	1-9513	10.6	—	Supplemental Executive Retirement Plan for Employees of CMS Energy/Consumers Energy Company effective on January 1, 1982 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)
10.7[2]	1-9513	10.5	—	Defined Contribution Supplemental Executive Retirement Plan effective April 1, 2006 and as amended effective April 1, 2011 (Form 10-Q for the quarterly period ended March 31, 2011)

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.8[2]			—	Form of Officer Separation Agreement as of January 2013
10.9[1]	1-9513	(10)(v)	—	Amended and Restated Investor Partner Tax Indemnification Agreement dated as of June 1, 1990 among Investor Partners, CMS Midland as Indemnitor and CMS Energy as Guarantor (Form 10-K for the fiscal year ended December 31, 1990)
10.10[1]	1-9513	(10)(y)	—	Environmental Agreement dated as of June 1, 1990 made by CMS Energy to The Connecticut National Bank and Others (Form 10-K for the fiscal year ended December 31, 1990)
10.11	1-5611	(10)(y)	—	Unwind Agreement dated as of December 10, 1991 by and among CMS Energy, Midland Group, Ltd., Consumers, CMS Midland, Inc., MEC Development Corp. and CMS Midland Holdings Company (Form 10-K for the fiscal year ended December 31, 1991)
10.12[1]	1-9513	(10)(aa)	—	Parent Guaranty dated as of June 14, 1990 from CMS Energy to MCV, each of the Owner Trustees, the Indenture Trustees, the Owner Participants and the Initial Purchasers of Senior Bonds in the MCV Sale Leaseback transaction, and MEC Development (Form 10-K for the fiscal year ended December 31, 1991)
10.13	1-5611	(10)(i)	—	Asset Sale Agreement dated as of July 11, 2006 by and among Consumers Energy Company as Seller and Entergy Nuclear Palisades, LLC as Buyer (Form 10-Q for the quarterly period ended September 30, 2009)
10.14	1-5611	(10)(j)	—	Palisades Nuclear Power Plant Power Purchase Agreement dated as of July 11, 2006 between Entergy Nuclear Palisades, LLC and Consumers Energy Company (Form 10-Q for the quarterly period ended September 30, 2009)
10.15[1]	1-9513	(10)(k)	—	Agreement of Purchase and Sale, by and between CMS Enterprises Company and Abu Dhabi National Energy Company PJSC dated as of February 3, 2007 (Form 10-Q for the quarterly period ended September 30, 2009)
10.16[1,2]	1-9513	(10)(a)	—	Form of Indemnification Agreement between CMS Energy Corporation and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.17[2]	1-5611	(10)(b)	—	Form of Indemnification Agreement between Consumers Energy Company and its Directors, effective as of November 1, 2007 (Form 10-Q for the quarterly period ended September 30, 2007)
10.18	1-5611	10.1	—	$150 million Third Amended and Restated Revolving Credit Agreement dated as of April 18, 2012 among Consumers Energy Company, the Banks, Agent, Co-Syndication Agents, and Documentation Agent all as defined therein (Form 8-K filed April 24, 2012)
10.19	1-5611	(10)(t)	—	Settlement Agreement and Amended and Restated Power Purchase Agreement between Consumers Energy Company and Midland Cogeneration Venture Limited Partnership (Form 10-Q for the quarterly period ended September 30, 2009)
10.20	1-5611	10.4	—	1st Amendment to the Amended and Restated Power Purchase Agreement between Consumers and MCV Partnership, dated as of March 1, 2010 (Form 10-Q for the quarterly period ended September 30, 2010)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.21	1-5611	10.34	—	Amended and Restated Receivables Purchase Agreement dated as of November 23, 2010 among Consumers Receivables Funding II, LLC, Consumers Energy Company, The Conduits from time to time party thereto, The Financial Institutions from time to time party thereto, The Managing Agents from time to time party thereto, and JPMorgan Chase Bank, NA, as Administrative Agent (Form 10-K for the fiscal year ended December 31, 2010)
10.22	1-5611	10.1	—	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated as of November 18, 2011 (Form 8-K filed November 25, 2011)
10.23	1-5611	10.24	—	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement dated as of December 15, 2011 (Form 10-K for the fiscal year ended December 31, 2011)
10.24	1-5611	10.1	—	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of November 9, 2012 (Form 8-K filed November 14, 2012)
10.25	1-5611	10.1	—	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement dated as of November 30, 2012 (Form 8-K filed December 6, 2012)
10.26	1-5611	(10)(v)	—	Receivables Sale Agreement, dated as of May 22, 2003, between Consumers Energy Company, as Originator and Consumers Receivables Funding II, LLC, as Buyer, as amended by Amendment No. 1 dated as of May 20, 2004 and as amended by Amendment No. 2 dated as of August 15, 2006 (Form 10-Q for the quarterly period ended September 30, 2009)
10.27	1-5611	(10)(rr)	—	Amendment No. 3 to the Receivables Sale Agreement dated as of September 3, 2009 (Form 10-K for the fiscal year ended December 31, 2009)
10.28	1-5611	(10)(ss)	—	Amendment No. 4 to the Receivables Sale Agreement dated as of February 12, 2010 (Form 10-K for the fiscal year ended December 31, 2009)
10.29	1-5611	(10)(b)	—	Amendment No. 5 to the Receivables Sale Agreement, dated as of March 17, 2010 (Form 10-Q for the quarterly period ended March 31, 2010)
10.30	1-5611	(10)(d)	—	Amendment No. 6 to the Receivables Sale Agreement, dated as of April 20, 2010 (Form 10-Q for the quarterly period ended March 31, 2010)
10.31	1-5611	10.40	—	Amendment No. 7 to the Receivables Sale Agreement dated as of November 23, 2010 (Form 10-K for the fiscal year ended December 31, 2010)
10.32	1-5611	10.2	—	Amendment No. 8 to the Receivables Sale Agreement dated as of November 30, 2012 (Form 8-K filed December 6, 2012)
10.33[2]	1-9513	10.3	—	CMS Incentive Compensation Plan for CMS Energy and its Subsidiaries, amended and restated effective as of March 16, 2012 (Form 10-Q for the quarterly period ended March 31, 2012)
10.34[2]			—	Form of Change in Control Agreement as of January 2013
10.35[1,2]	1-9513	(10)(g)	—	Agreement between David W. Joos and CMS Energy Board of Directors (Form 10-Q for the quarterly period ended March 31, 2010)

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
10.36[1]	1-9513	10.1	—	$550 million Amended and Restated Revolving Credit Agreement dated as of December 21, 2012 among CMS Energy, the Banks, as defined therein, and Barclays, as Agent (Form 8-K filed December 28, 2012)
10.37	1-5611	10.2	—	$500 million Amended and Restated Revolving Credit Agreement dated as of December 21, 2012 among Consumers Energy, the Banks, as defined therein, and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed December 28, 2012)
10.38[1]	1-9513	10.3	—	Pledge and Security Agreement dated as of March 31, 2011, made by CMS Energy Corporation to Barclays Bank PLC, as Administrative Agent for the Banks, as defined therein (Form 8-K filed April 6, 2011)
10.39	1-5611	10.1	—	Settlement Agreement between Consumers and United States to Resolve Claims Arising from Contract DE-CR01-83NE44374, entered into on July 11, 2011 (Form 10-Q for the quarterly period ended June 30, 2011)
10.40[2]	1-9513	10.1	—	Consumers and other CMS Energy Companies Retired Executives Survivor Benefit Plan for Management/ Executive Employees, distributed July 1, 2011 (Form 10-Q for the quarterly period ended September 30, 2011)
10.41[1]	1-9513	10.1	—	$180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 among CMS Energy Corporation, the financial institutions named therein and JPMorgan Chase Bank, N.A. as Agent (Form 8-K filed December 20, 2011)
10.42[1]	1-9513	10.1	—	Amendment No. 1 dated as of February 8, 2013 to $180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 (Form 8-K filed February 14, 2013)
10.43	1-5611	10.1	—	$375,000,000 Term Loan Credit Agreement dated as of June 13, 2012 among Consumers Energy, the financial institutions named therein and JPMorgan Chase Bank, N.A., as Agent (Form 8-K filed June 19, 2012)
10.44	1-5611	10.1	—	Bond Purchase Agreement between Consumers Energy and each of the Purchasers named therein, dated as of July 10, 2012 (Form 8-K filed July 13, 2012)
12.1			—	Statement regarding computation of CMS Energy's Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2			—	Statement regarding computation of Consumers' Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1			—	Subsidiaries of CMS Energy and Consumers
23.1			—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2			—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1			—	Power of Attorney for CMS Energy
24.2			—	Power of Attorney for Consumers
31.1			—	CMS Energy's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			—	CMS Energy's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3			—	Consumers' certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
31.4			—	Consumers' certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			—	CMS Energy's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			—	Consumers' certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1[1]	333-177886	99.1	—	CMS Energy Corporation Stock Purchase Plan, as amended and restated November 10, 2011 (Form S-3ASR filed November 10, 2011)
101.INS[3]			—	XBRL Instance Document
101.SCH[3]			—	XBRL Taxonomy Extension Schema
101.CAL[3]			—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[3]			—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[3]			—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[3]			—	XBRL Taxonomy Extension Presentation Linkbase
  1
  Obligations of CMS Energy or its subsidiaries, but not of Consumers.

  2
  Management contract or compensatory plan or arrangement.

  3
  The financial information contained in the XBRL-related information is "unaudited" and "unreviewed."

Exhibits listed above that have heretofore been filed with the SEC pursuant to various acts administered by the SEC, and which were designated as noted above, are hereby incorporated herein by reference and made a part hereof with the same effect as if filed herewith.

CMS Energy Corporation
Schedule I – Condensed Financial Information of Registrant
CMS Energy – Parent Company
Condensed Statements of Income

In Millions
Years Ended December 31	2012	2011	2010

Operating Expenses
Other operating expenses	$ (8)	$ (9)	$ (6)
General taxes	–	6	–

Total operating expenses	(8)	(3)	(6)

Operating Loss	(8)	(3)	(6)

Other Income (Expense)
Equity earnings of subsidiaries	477	510	464
Interest income	1	1	1
Other expense	(5)	(5)	(8)

Total other income	473	506	457

Interest Charges
Interest on long-term debt	140	143	147
Intercompany interest expense and other	5	6	4

Total interest charges	145	149	151

Income Before Income Taxes	320	354	300
Income Tax Benefit	(62)	(61)	(50)

Income From Continuing Operations	382	415	350
Loss From Discontinued Operations	–	–	(10)

Net Income	382	415	340
Charge for Deferred Issuance Costs on Preferred Stock	–	–	8
Preferred Stock Dividends	–	–	8

Net Income Available to Common Stockholders	$ 382	$ 415	$ 324

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Schedule I – Condensed Financial Information of Registrant
CMS Energy – Parent Company
Condensed Statements of Cash Flows

In Millions
Years Ended December 31	2012	2011	2010

Cash Flows from Operating Activities
Net income	$ 382	$ 415	$ 340
Adjustments to reconcile net income to net cash provided by operating activities
Equity earnings of subsidiaries	(477)	(510)	(464)
Dividends received from subsidiaries	401	474	358
Cash provided by (used in) changes in assets and liabilities
Accounts and notes receivable	2	(1)	–
Accounts payable	–	–	(16)
Other current and non-current assets and liabilities	(30)	(71)	117

Net cash provided by operating activities	278	307	335

Cash Flows from Investing Activities
Investment in subsidiaries	(151)	(125)	(250)

Net cash used in investing activities	(151)	(125)	(250)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	575	375	800
Issuance of common stock	30	29	8
Retirement of long-term debt	(463)	(376)	(396)
Payment of common stock dividends	(252)	(211)	(154)
Payment of preferred stock dividends	–	–	(8)
Redemption of preferred stock	–	–	(239)
Debt issuance costs and financing fees	(4)	(6)	(11)
Increase (decrease) in notes payable	(11)	7	(85)

Net cash used in financing activities	(125)	(182)	(85)

Net Increase in Cash and Cash Equivalents	2	–	–
Cash and Cash Equivalents, Beginning of Period	–	–	–

Cash and Cash Equivalents, End of Period	$ 2	$ –	$ –

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Schedule I – Condensed Financial Information of Registrant
CMS Energy – Parent Company
Condensed Balance Sheets

ASSETS
In Millions
December 31	2012	2011

Current Assets
Cash and cash equivalents	$ 2	$ –
Notes and accrued interest receivable	1	1
Accounts receivable, including intercompany and related parties	4	6
Accrued taxes	7	16
Deferred income taxes	3	3

Total current assets	17	26

Plant, Property, and Equipment
Plant, property, and equipment, gross	16	16
Less accumulated depreciation and amortization	16	16

Total plant, property, and equipment	–	–

Other Non-current Assets
Deferred income taxes	392	367
Investments in subsidiaries	5,312	5,096
Other investments – DB SERP	24	23
Other	26	28

Total other non-current assets	5,754	5,514

Total Assets	$ 5,771	$ 5,540

 CMS Energy Corporation
Schedule I – Condensed Financial Information of Registrant
CMS Energy – Parent Company
Condensed Balance Sheets

LIABILITIES AND EQUITY
In Millions
December 31	2012	2011

Current Liabilities
Current portion of long-term debt	$ 172	$ 398
Accounts and notes payable, including intercompany and related parties	152	163
Accrued interest, including intercompany	30	28
Other current liabilities	5	5

Total current liabilities	359	594

Non-current Liabilities
Long-term debt	2,205	1,875
Notes payable – related party	–	34
Unamortized discount	(13)	(17)
Postretirement benefits	24	24
Other non-current liabilities	2	2

Total non-current liabilities	2,218	1,918

Equity
Common stockholders equity	3,194	3,028

Total Liabilities and Equity	$ 5,771	$ 5,540

The accompanying notes are an integral part of these statements.

CMS Energy Corporation
Schedule I – Condensed Financial Information of Registrant
CMS Energy – Parent Company
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1:    BASIS OF PRESENTATION

CMS Energy's condensed financial statements have been prepared on a parent-only basis. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and notes required by GAAP for annual financial statements, and therefore these parent-only financial statements and other information included should be read in conjunction with CMS Energy's audited consolidated financial statements contained within Item 8. Financial Statements and Supplementary Data.

2:    GUARANTEES

CMS Energy has issued guarantees with a maximum potential obligation of $165 million on behalf of some of its wholly owned subsidiaries. CMS Energy's maximum potential obligation consists primarily of payment obligations to third parties under commodity purchase and swap agreements at CMS ERM and to the DOE for non-payment by Consumers in relation to the DOE settlement. The expiry dates of these guarantees vary, depending upon contractual provisions or upon the statute of limitations under the relevant governing law.

CMS Energy Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2012, 2011, and 2010

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2012	$ 35	$ 53	$ –	$ 56	$ 32
2011	25	70	–	60	35
2010	23	53	–	51	25

Deferred tax valuation allowance
2012	$ 20	$ –	$ (15)	$ 2	$ 3
2011	19	1	–	–	20
2010	34	1	(15)	1	19

Allowance for notes receivable[1]
2012	$ 5	$ 4	$ –	$ 4	$ 5
2011	5	4	–	4	5
2010	6	4	–	5	5

  1
  Deductions are write-offs of uncollectible accounts, net of recoveries.

Consumers Energy Company
Schedule II – Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2012, 2011, and 2010

In Millions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for uncollectible accounts[1]
2012	$ 33	$ 53	$ –	$ 56	$ 30
2011	23	70	–	60	33
2010	21	53	–	51	23

Deferred tax valuation allowance
2012	$ 1	$ –	$ –	$ –	$ 1
2011	–	1	–	–	1
2010	–	–	–	–	–

  1
  Deductions are write-offs of uncollectible accounts, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CMS Energy Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2013.

CMS ENERGY CORPORATION
By:	/s/ John Russell
John G. Russell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CMS Energy Corporation and in the capacities indicated and on the 21st day of February 2013.

(i) Principal executive officer:
/s/ John Russell John G. Russell President and Chief Executive Officer
(ii) Principal financial officer:
/s/ Thomas J. Webb Thomas J. Webb Executive Vice President and Chief Financial Officer
(iii) Controller or principal accounting officer:
/s/ Glenn P. Barba Glenn P. Barba Vice President, Controller, and Chief Accounting Officer
(iv) The Directors:
Merribel S. Ayres*
Jon E. Barfield*
Stephen E. Ewing*
Richard M. Gabrys*
William D. Harvey*
David W. Joos*
Philip R. Lochner, Jr.*
Michael T. Monahan*
John G. Russell*
Kenneth L. Way*
Laura H. Wright*
John B. Yasinsky*
* By:	/s/ Thomas J. Webb Thomas J. Webb, Attorney-in-Fact

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers Energy Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2013.

CONSUMERS ENERGY COMPANY
By:	/s/ John Russell
John G. Russell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Energy Company and in the capacities indicated and on the 21st day of February 2013.

(i) Principal executive officer:
/s/ John Russell John G. Russell President and Chief Executive Officer
(ii) Principal financial officer:
/s/ Thomas J. Webb Thomas J. Webb Executive Vice President and Chief Financial Officer
(iii) Controller or principal accounting officer:
/s/ Glenn P. Barba Glenn P. Barba Vice President, Controller, and Chief Accounting Officer
(iv) The Directors:
Merribel S. Ayres*
Jon E. Barfield*
Stephen E. Ewing*
Richard M. Gabrys*
William D. Harvey*
David W. Joos*
Philip R. Lochner, Jr.*
Michael T. Monahan*
John G. Russell*
Kenneth L. Way*
Laura H. Wright*
John B. Yasinsky*
* By:	/s/ Thomas J. Webb Thomas J. Webb, Attorney-in-Fact

(This page intentionally left blank)

CMS ENERGY'S AND CONSUMERS' EXHIBIT INDEX

Exhibits		Description
10.8[1]	—	Form of Officer Separation Agreement as of January 2013
10.34[1]	—	Form of Change in Control Agreement as of January 2013
12.1	—	Statement regarding computation of CMS Energy's Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers' Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
21.1	—	Subsidiaries of CMS Energy and Consumers
23.1	—	Consent of PricewaterhouseCoopers LLP for CMS Energy
23.2	—	Consent of PricewaterhouseCoopers LLP for Consumers
24.1	—	Power of Attorney for CMS Energy
24.2	—	Power of Attorney for Consumers
31.1	—	CMS Energy's certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy's certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers' certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers' certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy's certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers' certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[2]	—	XBRL Instance Document
101.SCH[2]	—	XBRL Taxonomy Extension Schema
101.CAL[2]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]	—	XBRL Taxonomy Extension Presentation Linkbase
  1
  Management contract or compensatory plan or arrangement.

  2
  The financial information contained in the XBRL-related information is "unaudited" and "unreviewed."