Form 10-Q
period 2013-03-31
CONSUMERS ENERGY CO; CMS ENERGY CORP
filed 2013-04-25
CIK 201533, 811156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 8, 2013:

CMS Energy Corporation:

CMS Energy Common Stock, $0.01 par value
(including 1,091,320 shares owned by Consumers Energy Company)	266,826,444

Consumers Energy Company:

Consumers Common Stock, $10 par value, privately held by CMS Energy Corporation	84,108,789

CMS Energy Corporation

Consumers Energy Company

Quarterly Reports on Form 10-Q to the Securities and Exchange Commission for the Period Ended

March 31, 2013

(This page intentionally left blank)

GLOSSARY

Certain terms used in the text and financial statements are defined below.

2008 Energy Law	Comprehensive energy reform package enacted in Michigan in 2008

2012 Form 10-K	Each of CMS Energy’s and Consumers’ Annual Report on Form 10-K for the year ended December 31, 2012

ABATE	Association of Businesses Advocating Tariff Equity

Bay Harbor	A residential/commercial real estate area located near Petoskey, Michigan, in which CMS Energy sold its interest in 2002

bcf	Billion cubic feet

Big Rock	Big Rock Point nuclear power plant, formerly owned by Consumers

CAIR	The Clean Air Interstate Rule

Cantera Gas Company	Cantera Gas Company LLC, a non-affiliated company, formerly known as CMS Field Services

Cantera Natural Gas, Inc.	Cantera Natural Gas, Inc., a non-affiliated company that purchased CMS Field Services

CCR	Coal combustion residual

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Clean Air Act	Federal Clean Air Act of 1963, as amended

Clean Water Act	Federal Water Pollution Control Act of 1972, as amended

CMS Capital	CMS Capital, L.L.C., a wholly owned subsidiary of CMS Energy

CMS Energy	CMS Energy Corporation, the parent of Consumers and CMS Enterprises

CMS Enterprises	CMS Enterprises Company, a wholly owned subsidiary of CMS Energy

CMS ERM	CMS Energy Resource Management Company, formerly CMS MST, a wholly owned subsidiary of CMS Enterprises

CMS Field Services	CMS Field Services, Inc., a former wholly owned subsidiary of CMS Gas Transmission

CMS Gas Transmission	CMS Gas Transmission Company, a wholly owned subsidiary of CMS Enterprises

CMS Land	CMS Land Company, a wholly owned subsidiary of CMS Capital

CMS MST	CMS Marketing, Services and Trading Company, a wholly owned subsidiary of CMS Enterprises, whose name was changed to CMS ERM in 2004

Consumers	Consumers Energy Company, a wholly owned subsidiary of CMS Energy

CSAPR	The Cross-State Air Pollution Rule

Customer Choice Act	Customer Choice and Electricity Reliability Act, a Michigan statute

DB SERP	Defined Benefit Supplemental Executive Retirement Plan

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOE	U.S. Department of Energy

DOJ	U.S. Department of Justice

DTE Electric	DTE Electric Company, a non-affiliated company

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EnerBank	EnerBank USA, a wholly owned subsidiary of CMS Capital

Entergy	Entergy Corporation, a non-affiliated company

EPA	U.S. Environmental Protection Agency

EPS	Earnings per share

Exchange Act	Securities Exchange Act of 1934, as amended

FDIC	Federal Deposit Insurance Corporation

FERC	The Federal Energy Regulatory Commission

fine particulate matter	Particulate matter that is 2.5 microns or less in diameter

FLI Liquidating Trust	Trust formed in Missouri bankruptcy court to accomplish the liquidation of Farmland Industries, Inc., a non-affiliated entity

FMB	First mortgage bond

FOV	Finding of Violation

GAAP	U.S. Generally Accepted Accounting Principles

GCR	Gas cost recovery

Health Care Acts	Comprehensive health care reform enacted in March 2010, comprising the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act

ISFSI	Independent spent fuel storage installation

kWh	Kilowatt-hour, a unit of energy equal to one thousand watt-hours

Ludington	Ludington pumped-storage plant, jointly owned by Consumers and DTE Electric

MACT	Maximum Achievable Control Technology, which is the emission control that is achieved in practice by the best-controlled similar source

MATS	Mercury and Air Toxic Standards, which limit mercury, acid gases, and other toxic pollution from coal-fueled and oil-fueled power plants

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDEQ	Michigan Department of Environmental Quality

MDL	A pending multi-district litigation case in Nevada

MGP	Manufactured gas plant

Michigan Business Corporation Act	Michigan Business Corporation Act of 1972, as amended

Michigan Mercury Rule	Michigan Air Pollution Control Rules, Part 15, Emission Limitations and Prohibitions – Mercury, addressing mercury emissions from coal-fueled electric generating units

Midwest Energy Market	An energy market developed by MISO to provide day-ahead and real-time market information and centralized dispatch for market participants

MISO	The Midwest Independent Transmission System Operator, Inc.

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

MPSC	Michigan Public Service Commission

MW	Megawatt, a unit of power equal to one million watts

NAV	Net asset value

NERC	The North American Electric Reliability Corporation, a non-affiliated company

NOV	Notice of Violation

NPDES	National Pollutant Discharge Elimination System, a permit system for regulating point sources of pollution under the Clean Water Act

NREPA	Part 201 of Michigan Natural Resources and Environmental Protection Act, a statute that covers environmental activities including remediation

NSR	New Source Review, a construction-permitting program under the Clean Air Act

NYMEX	The New York Mercantile Exchange

OPEB	Postretirement benefit plans other than pensions

Palisades	Palisades nuclear power plant, sold by Consumers to Entergy in 2007

Panhandle	Panhandle Eastern Pipe Line Company, a former wholly owned subsidiary of CMS Gas Transmission

PCB	Polychlorinated biphenyl

Pension Plan	Trusteed, non-contributory, defined benefit pension plan of CMS Energy, Consumers, and Panhandle

PSCR	Power supply cost recovery

PSD	Prevention of Significant Deterioration

REC	Renewable energy credit established under the 2008 Energy Law

ReliabilityFirst Corporation	ReliabilityFirst Corporation, a non-affiliated company responsible for the preservation and enhancement of bulk power system reliability and security

Renewable Operating Permit	Michigan’s Title V permitting program under the Clean Air Act

RMRR	Routine maintenance, repair, and replacement

ROA	Retail Open Access, which allows electric generation customers to choose alternative electric suppliers pursuant to the Customer Choice Act

SEC	U.S. Securities and Exchange Commission

Sherman Act	Sherman Antitrust Act of 1890

Smart Energy

Consumers’ Smart Energy grid modernization project, which includes the installation of smart meters that transmit and receive data, a two-way communications network, and modifications to Consumers’ existing information technology system to manage the data and enable changes to key business processes

Superfund	Comprehensive Environmental Response, Compensation, and Liability Act of 1980

Supplemental Environmental Projects	Environmentally beneficial projects that a party agrees to undertake as part of the settlement of an enforcement action, but which the party is not otherwise legally required to perform

Title V	A federal program under the Clean Air Act designed to standardize air quality permits and the permitting process for major sources of emissions across the U.S.

Trunkline	Trunkline Gas Company, LLC, a non-affiliated company and wholly owned subsidiary of Panhandle

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

This report should be read in its entirety.  No one section of this report deals with all aspects of the subject matter of this report.  This report should be read in conjunction with the consolidated financial statements and related notes and with MD&A included in the 2012 Form 10-K.

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

•                 the adoption of federal or state laws or regulations or changes in applicable laws, rules, regulations, principles, or practices, or in their interpretation, including those related to energy policy and ROA, the environment, regulation or deregulation, health care reforms (including the Health Care Acts), taxes, accounting matters, and other business issues that could have an impact on CMS Energy’s or Consumers’ businesses or financial results, including laws or regulations regarding climate change and air emissions and potential effects of the Dodd-Frank Act and related regulations on CMS Energy, Consumers, or any of their affiliates;

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

•                 the investment performance of the assets of CMS Energy’s and Consumers’ pension and benefit plans and the discount rates used in calculating the plans’ obligations, and the resulting impact on future funding requirements;

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

•                 earnings volatility resulting from the application of fair value accounting to certain energy commodity contracts or interest rate contracts;

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

For additional details regarding these and other uncertainties, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 1, Regulatory Matters and Note 2, Contingencies and Commitments; Part I – Item 2. MD&A – Outlook; and Part II – Item 1A. Risk Factors.

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

CMS Energy’s business strategy emphasizes the key elements depicted below:

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

UTILITY INVESTMENT

Consumers expects to make capital investments of about $7 billion from 2013 through 2017.  Consumers has limited its capital investment program to those investments it believes are needed to provide safe, reliable, and efficient service to its customers.  Consumers’ capital investment program is expected to result in annual rate base growth of five to seven percent while allowing Consumers to maintain sustainable customer base rate increases (excluding PSCR and GCR charges) at or below the rate of inflation.

Among the key components of Consumers’ investment program are projects that will enhance customer value.  Consumers’ planned base capital investments of $3.2 billion comprise $2.1 billion of electric utility projects to improve reliability and increase capacity and $1.1 billion of gas utility projects to increase capacity and deliverability and enhance pipeline integrity.  An additional $1.4 billion of planned reliability investments at Consumers are aimed at reducing outages and improving customer satisfaction; these investments comprise $0.7 billion at the electric utility to strengthen circuits and substations, replace poles, and upgrade the Ludington pumped-storage plant, and $0.7 billion at the gas utility to replace mains and enhance transmission and storage systems.  Consumers also expects to spend $1.1 billion on environmental investments needed to comply with state and federal laws and regulations.

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

Renewable energy projects are another major component of Consumers’ planned capital investments.  Consumers expects to spend $0.3 billion on renewable energy investments, under an MPSC-approved renewable energy plan, from 2013 through 2017.  The 2008 Energy Law requires that at least ten percent of Consumers’ electric sales volume come from renewable energy sources by 2015, and it includes requirements for specific capacity additions.  Consumers has historically included renewable resources as part of its portfolio, with about eight percent of its present power supply coming from such renewable sources as hydropower, landfill gas, biomass, and wind.

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

In this filing, Consumers requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements.  Costs associated with these investments represent 85 percent of the total annual rate increase requested.  The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery in 2014 of an additional $82 million associated with incremental 2014 capital investments, subject to reconciliation.

In March 2013, Consumers self-implemented an annual rate increase of $110 million out of its requested $145 million, subject to refund with interest.

•                 Gas Rate Case:  In February 2013, Consumers filed an application with the MPSC seeking an annual rate increase of $49 million, based on a 10.5 percent authorized return on equity.  The filing requested authority to recover new investments in customer reliability, deliverability, safety, and system enhancements.  Costs associated with these investments represent 120 percent of the total annual rate increase requested; this amount is offset partially by reductions in the revenue requirement associated with working capital.

The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $70 million associated with additional capital investments in the period July 2014 through December 2015, subject to reconciliation.

•                 Gas Revenue Decoupling Mechanism:  In December 2012, the MPSC approved Consumers’ first reconciliation of the gas revenue decoupling mechanism, in which Consumers requested recovery of $16 million from customers for the period June 2010 through May 2011.  The MPSC authorized recovery of the full amount over a three-month period that began in February 2013.  The gas revenue decoupling mechanism, authorized by the MPSC in its 2009 order in Consumers’ gas rate case and extended through April 2012, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At March 31, 2013, Consumers had an $18 million regulatory asset recorded for gas revenue decoupling for the period June 2010 through April 2012.

The 2008 Energy Law limits alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At March 31, 2013, Consumers’ electric deliveries under the ROA program were at the ten percent limit.  In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The revision also proposes an increase in the cap of six percentage points per year from 2014 through 2016.  Consumers is unable to predict the outcome of this legislative proposal.

Environmental regulation is another area of importance for CMS Energy and Consumers, and they are monitoring numerous legislative and regulatory initiatives, including initiatives to regulate greenhouse gases, and related litigation.

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Although numerous parties, including the State of Michigan, have sought to extend the deadline of MATS, it is expected to take effect in 2015.  Consumers has received from the MDEQ a one-year extension for MATS and the Michigan Mercury Rule for ten of its coal-fueled units, allowing them to run as presently configured until April 2016.  CMS Energy and Consumers are continuing to assess the impact and cost associated with these standards.

FINANCIAL PERFORMANCE

For the three months ended March 31, 2013, CMS Energy’s net income available to common stockholders was $144 million, and diluted EPS were $0.53.  This compares with net income available to common stockholders of $67 million and diluted EPS of $0.25 for the three months ended March 31, 2012.  The main factors contributing to CMS Energy’s improved performance in 2013 were increased gas deliveries and the absence, in 2013, of the write-off of Consumers’ electric revenue decoupling mechanism regulatory asset in 2012.

Consumers’ utility operations are seasonal.  The consumption of electric energy typically increases in the summer months, due primarily to the use of air conditioners and other cooling equipment, while peak demand for natural gas occurs in the winter due to colder temperatures and the resulting use of natural gas as heating fuel.  A more detailed discussion of the factors affecting CMS Energy’s and Consumers’ performance can be found in the Results of Operations section that follows this Executive Overview.

CMS Energy and Consumers believe that economic conditions in Michigan are improving.  Although Michigan’s economy continues to be affected by the recession and its impact on the state’s automotive industry and by high unemployment rates, there are indications that the recession has eased in Michigan.  Consumers expects its electric sales to increase annually by about 0.5 to 1.0 percent on average through 2017, driven largely by the continued rise in industrial production.  Excluding the impacts of energy efficiency programs, Consumers expects its electric sales to increase by about 1.0 to 1.5 percent annually through 2017.  Consumers is projecting that its gas sales will remain stable through 2017.  This outlook reflects growth in gas demand offset by energy efficiency and conservation.

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

RESULTS OF OPERATIONS

CMS ENERGY CONSOLIDATED RESULTS OF OPERATIONS

In Millions, Except Per Share Amounts
Three Months Ended March 31	2013	2012	Change
Net Income Available to Common Stockholders	$ 144	$ 67	$ 77
Basic Earnings Per Share	$ 0.55	$ 0.26	$ 0.29
Diluted Earnings Per Share	$ 0.53	$ 0.25	$ 0.28

	In Millions
Three Months Ended March 31	2013	2012	Change
Electric utility	$ 66	$ 21	$ 45
Gas utility	96	55	41
Enterprises	4	5	(1)
Corporate interest and other	(22)	(21)	(1)
Discontinued operations	-	7	(7)
Net Income Available to Common Stockholders	$ 144	$ 67	$ 77

Presented in the following table are specific after-tax changes to net income available to common stockholders for 2013 versus 2012:

	In Millions
Reasons for the change	2013 better/(worse) than 2012
Gas sales	$ 39
Electric sales	12
Electric and gas rate orders	12
Other, including depreciation and property tax	(13)	$ 50

Absence of a charge to write off electric decoupling regulatory asset in 2012		36
Lower subsidiary earnings of enterprises segment		(2)
Higher corporate fixed charges and other		(1)
Other, including the absence of the elimination, in 2012, of a liability associated with a prior asset sale		(6)
Total change		$ 77

CONSUMERS ELECTRIC UTILITY RESULTS OF OPERATIONS

	In Millions
Three Months Ended March 31	2013	2012	Change
Net Income Available to Common Stockholders	$ 66	$ 21	$ 45
Reasons for the change
Electric deliveries and rate increases			$ 80
Other income, net of expenses			(1)
Maintenance and other operating expenses			4
Depreciation and amortization			(11)
General taxes			(1)
Interest charges			1
Income taxes			(27)
Total change			$ 45

Electric deliveries and rate increases:  For the three months ended March 31, 2013, electric delivery revenues increased $80 million compared with 2012.  This increase reflected the absence, in 2013, of a $59 million charge to write off Consumers’ electric decoupling regulatory asset, a $16 million increase in deliveries, and a $5 million increase in other revenues.  Deliveries to end-use customers, excluding deliveries to Consumers’ largest customer, which is on an economic development rate, were 8.9 billion kWh in 2013, an increase of 0.2 billion kWh, or two percent, compared with 2012.

Maintenance and other operating expenses:  For the three months ended March 31, 2013, maintenance and other operating expenses decreased $4 million compared with 2012, due primarily to the absence, in 2013, of funding related to a low-income assistance program, resulting from a Michigan law change.

Depreciation and amortization:  For the three months ended March 31, 2013, depreciation and amortization expense increased $11 million compared with 2012, due primarily to increased plant in service and an increase in depreciation rates that took effect in June 2012.

Income taxes:  For the three months ended March 31, 2013, income taxes increased $27 million compared with 2012, due to higher electric utility earnings.

CONSUMERS GAS UTILITY RESULTS OF OPERATIONS

	In Millions
Three Months Ended March 31	2013	2012	Change
Net Income Available to Common Stockholders	$ 96	$ 55	$ 41
Reasons for the change
Gas deliveries and rate increases			$ 55
Maintenance and other operating expenses			7
Depreciation and amortization			3
General taxes			(1)
Interest charges			1
Income taxes			(24)
Total change			$ 41

Gas deliveries and rate increases:  For the three months ended March 31, 2013, gas delivery revenues increased $55 million compared with 2012.  This increase reflected $50 million of higher customer deliveries, due primarily to colder weather in 2013 and mild weather in 2012, and a $5 million increase in other revenues.  Deliveries to end-use customers were 132 bcf in 2013, an increase of 26 bcf, or 25 percent, compared with 2012.

Maintenance and other operating expenses:  For the three months ended March 31, 2013, maintenance and other operating expenses decreased $7 million compared with 2012, due primarily to the absence, in 2013, of funding related to a low-income assistance program, resulting from a Michigan law change.

Depreciation and amortization:  For the three months ended March 31, 2013, depreciation and amortization expense decreased $3 million compared with 2012, due primarily to decreased depreciation rates that took effect in January 2013.

Income taxes:  For the three months ended March 31, 2013, income taxes increased $24 million compared with 2012, due to higher gas utility earnings.

ENTERPRISES RESULTS OF OPERATIONS

			In Millions
Three Months Ended March 31	2013	2012	Change
Net Income Available to Common Stockholders	$ 4	$ 5	$ (1)

For the three months ended March 31, 2013, net income of the enterprises segment decreased $1 million compared with 2012, due primarily to the absence of a 2012 Michigan Business Tax benefit.

CORPORATE INTEREST AND OTHER RESULTS OF OPERATIONS

	In Millions
Three Months Ended March 31	2013	2012	Change
Net Income (Reduction) Available to Common Stockholders	$ (22)	$ (21)	$ (1)

For the three months ended March 31, 2013, corporate interest and other net expenses increased $1 million compared with 2012, due primarily to an increase in interest expense, reflecting increased borrowings.

DISCONTINUED OPERATIONS

For the three months ended March 31, 2013, loss from discontinued operations was less than $1 million.

For the three months ended March 31, 2012, income from discontinued operations was $7 million, reflecting the elimination of a liability associated with a prior asset sale.

CASH POSITION, INVESTING, AND FINANCING

At March 31, 2013, CMS Energy had $615 million of consolidated cash and cash equivalents, which included $29 million of restricted cash and cash equivalents.  At March 31, 2013, Consumers had $383 million of consolidated cash and cash equivalents, which included $28 million of restricted cash and cash equivalents.

OPERATING ACTIVITIES

Presented in the following table are specific components of net cash provided by operating activities for the three months ended March 31, 2013 and 2012:

	In Millions
Three Months Ended March 31	2013	2012	Change
CMS Energy, including Consumers
Net income	$ 144	$ 67	$ 77
Non-cash transactions[1]	334	280	54
	478	347	131
Postretirement benefits contributions	(68)	(19)	(49)
Proceeds from government grant	69	-	69
Changes in core working capital[2]	300	322	(22)
Changes in other assets and liabilities, net	(54)	(15)	(39)
Net cash provided by operating activities	$ 725	$ 635	$ 90
Consumers
Net income	$ 162	$ 76	$ 86
Non-cash transactions[1]	289	256	33
	451	332	119
Postretirement benefits contributions	(67)	(18)	(49)
Proceeds from government grant	69	-	69
Changes in core working capital[2]	296	328	(32)
Changes in other assets and liabilities, net	(36)	39	(75)
Net cash provided by operating activities	$ 713	$ 681	$ 32

[1]	Non-cash transactions comprise depreciation and amortization, changes in deferred income taxes, postretirement benefits expense, and other non-cash items.

[2]	Core working capital comprises accounts receivable and accrued revenues, inventories, and accounts payable.

For the three months ended March 31, 2013, net cash provided by operating activities at CMS Energy increased $90 million compared with 2012, and net cash provided by operating activities at Consumers increased $32 million compared with 2012.  The increases were due primarily to higher net income and the receipt of a $69 million renewable energy grant for Lake Winds® Energy Park, offset partially by higher pension contributions and an increase in accounts receivable resulting from higher gas sales.

INVESTING ACTIVITIES

Presented in the following table are specific components of net cash used in investing activities for the three months ended March 31, 2013 and 2012:

	In Millions
Three Months Ended March 31	2013	2012	Change
CMS Energy, including Consumers
Capital expenditures	$ (274)	$ (294)	$ 20
Costs to retire property and other	(19)	(19)	-
Net cash used in investing activities	$ (293)	$ (313)	$ 20
Consumers
Capital expenditures	$ (273)	$ (294)	$ 21
Costs to retire property and other	(22)	(18)	(4)
Net cash used in investing activities	$ (295)	$ (312)	$ 17

For the three months ended March 31, 2013, net cash used in investing activities at CMS Energy decreased $20 million compared with 2012, and net cash used in investing activities at Consumers decreased $17 million compared with 2012.  The decreases were due primarily to a reduction in capital expenditures under Consumers’ capital investment program.

FINANCING ACTIVITIES

Presented in the following table are specific components of net cash provided by (used in) financing activities for the three months ended March 31, 2013 and 2012:

	In Millions
Three Months Ended March 31	2013	2012	Change
CMS Energy, including Consumers
Issuance of senior notes and other debt	$ 299	$ 459	$ (160)
Retirement of debt	(75)	(513)	438
Payment of common stock dividends	(67)	(62)	(5)
Other financing activities	(96)	(9)	(87)
Net cash provided by (used in) financing activities	$ 61	$ (125)	$ 186
Consumers
Retirement of debt	$ (10)	$ (310)	$ 300
Payment of common stock dividends	(93)	(115)	22
Stockholder contribution from CMS Energy	150	150	-
Other financing activities	(115)	(6)	(109)
Net cash used in financing activities	$ (68)	$ (281)	$ 213

For the three months ended March 31, 2013, net cash provided by financing activities at CMS Energy increased $186 million compared with 2012 and net cash used in financing activities at Consumers decreased $213 million compared with 2012.  These changes were due primarily to a decrease in net debt retirements, offset partially by repayments by Consumers under its revolving accounts receivable sales program.

CAPITAL RESOURCES AND LIQUIDITY

CMS Energy uses dividends from its subsidiaries and external financing and capital transactions to invest in its utility and non-utility businesses, retire debt, pay dividends, and fund its other obligations.  The ability of CMS Energy’s subsidiaries, including Consumers, to pay dividends to CMS Energy depends upon each subsidiary’s revenues, earnings, cash needs, and other factors.  In addition, Consumers’ ability to pay dividends is restricted by certain terms included in its debt covenants and articles of incorporation, and potentially by provisions under the Federal Power Act and the Natural Gas Act and FERC requirements.  For additional details on Consumers’ dividend restrictions, see Note 3, Financings and Capitalization – Dividend Restrictions.  For the three months ended March 31, 2013, Consumers paid $93 million in common stock dividends to CMS Energy.

CMS Energy has entered into two continuous equity offering programs permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million per program.  Under the first program, entered into in 2011, CMS Energy issued common stock and received net proceeds of $20 million in March 2013 and $15 million in each of 2012 and 2011.  In April 2013, CMS Energy entered into the second continuous equity offering program.

Consumers uses cash flows generated from operations and external financing transactions, as well as stockholder contributions from CMS Energy, to fund capital expenditures, retire debt, pay dividends, contribute to its employee benefit plans, and fund its other obligations.

CMS Energy’s and Consumers’ access to the financial and capital markets depends on their credit ratings and on market conditions.  As evidenced by past financing transactions, CMS Energy and Consumers have had ready access to these markets and, barring major market dislocations or disruptions, they expect to continue to have such access.  If access to these markets were to diminish or otherwise become restricted, however, CMS Energy and Consumers would implement contingency plans to address debt maturities, which could include reduced capital spending.  CMS Energy and Consumers had the following secured revolving credit facilities available at March 31, 2013:

					In Millions
	Amount of	Amount	Letters of Credit	Amount
	Facility	Borrowed	Outstanding	Available	Expiration Date
CMS Energy
Revolving credit facility[1]	$ 550	$ -	$ 2	$ 548	December 2017
Consumers
Revolving credit facility[2]	$ 500	$ -	$ 2	$ 498	December 2017
Revolving credit facility[2]	150	-	-	150	April 2017
Revolving credit facility[2]	30	-	30	-	September 2014

[1]	Obligations under this facility are secured by Consumers common stock.

[2]	Obligations under this facility are secured by FMBs of Consumers.

CMS Energy and Consumers use these credit facilities for general working capital purposes and to issue letters of credit.  An additional source of liquidity is Consumers’ revolving accounts receivable sales program, which allows it to transfer up to $250 million of accounts receivable as a secured borrowing.  At March 31, 2013, $250 million of accounts receivable were eligible for transfer under this program.

Certain of CMS Energy’s and Consumers’ credit agreements, debt indentures, and other facilities contain covenants that require CMS Energy and Consumers to maintain certain financial ratios, as defined therein.  At March 31, 2013, no events of default had occurred with respect to any financial covenants contained in CMS Energy’s and Consumers’ credit agreements, debt indentures, or other facilities.  CMS Energy and Consumers were each in compliance with these covenants as of March 31, 2013, as presented in the following table:

March 31, 2013
Credit Agreement, Indenture, or Facility	Description		Limit	Actual
CMS Energy
$550 million revolving credit agreement and
$180 million term loan credit agreement	Debt to EBITDA	<	6.0 to 1.0	4.4 to 1.0
$180 million term loan credit agreement	Interest Coverage	>	2.0 to 1.0	4.5 to 1.0
Consumers
$500 million, $150 million, and $30 million revolving credit agreements, $35 million and $68 million reimbursement
agreements, and $250 million accounts receivable
purchase agreement	Debt to Capital	<	0.65 to 1.0	0.47 to 1.0

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

OFF-BALANCE-SHEET ARRANGEMENTS

CMS Energy, Consumers, and certain of their subsidiaries also enter into various arrangements in the normal course of business to facilitate commercial transactions with third parties.  These arrangements include indemnities, surety bonds, letters of credit, and financial and performance guarantees.  Indemnities are usually agreements to reimburse a counterparty that may incur losses due to outside claims or breach of contract terms.  The maximum payment that could be required under a number of these indemnity obligations is not estimable; the maximum obligation under indemnities for which such amounts were estimable was $482 million at March 31, 2013.  While CMS Energy and Consumers believe it is unlikely that they will incur any material losses related to indemnities they have not recorded as liabilities, they cannot predict the impact of these contingent obligations on their liquidity and financial condition.  For additional details on these and other guarantee arrangements, see Note 2, Contingencies and Commitments – Guarantees.

OUTLOOK

Several business trends and uncertainties may affect CMS Energy’s and Consumers’ financial condition and results of operations.  These trends and uncertainties could have a material impact on CMS Energy’s and Consumers’ consolidated income, cash flows, or financial position.  For additional details regarding these and other uncertainties, see Forward-Looking Statements and Information; Note 2, Contingencies and Commitments; and Part II – Item 1A. Risk Factors.

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

Consumers plans to mothball seven of its smaller coal-fueled units.  In March 2013, Consumers submitted applications to MISO to delay the mothballing of the units by one year, to 2016.  Consumers will continue to evaluate its options for the plants, which include:

•                 installing more environmental equipment on the units to reduce emissions further in order to meet new environmental standards and continue to operate the units;

•                 seeking a further extension of compliance deadlines for new environmental standards;

•                 converting the units to natural gas instead of coal;

•                 decommissioning the units; or

•                 a combination of these options, depending on customer needs and market conditions.

With the potential closure of these plants and the potential tightening of the MISO capacity market, Consumers could experience a shortfall in generation capacity of up to 1,500 MW in 2016.  In order to address future capacity requirements and growing electric demand in Michigan, Consumers updated its balanced energy initiative, a comprehensive energy resource plan designed to meet the short-term and long-term electricity needs of its customers through:

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

The 2008 Energy Law also requires Consumers to obtain 500 MW of new capacity from renewable energy resources by the end of 2015, either through generation resources owned by Consumers or through agreements to purchase capacity from other parties.  To meet its renewable capacity requirements, Consumers expects to add more than 500 MW of owned or contracted renewable capacity.  Through March 2013, Consumers has contracted for the purchase of 299 MW of nameplate capacity from renewable energy suppliers and owns 100 MW of nameplate capacity at its recently constructed Lake Winds® Energy Park.  The combination of the contracted and owned capacity represents 80 percent of the 2015 renewable capacity requirement.  Consumers expects to meet the balance of the requirement through the completion of its Cross Winds® Energy Park in Tuscola County, Michigan, which is scheduled to begin operations in late 2015.

The extension of tax credits for wind projects for which construction begins prior to December 31, 2013 could reduce significantly the cost of meeting the renewable requirements of the 2008 Energy Law.  Consumers cannot predict the overall impact on Cross Winds® Energy Park of the extension of tax credits for wind projects.

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

Electric Customer Deliveries and Revenue:  Consumers’ electric customer deliveries are largely dependent on Michigan’s economy, which has suffered from economic and financial instability in the automotive and real estate sectors in recent years.

Consumers expects weather-adjusted electric deliveries to decrease in 2013 by three percent compared with 2012.  Consumers’ outlook for 2013 includes reduced deliveries to its largest customer, which produces energy-related and computer components.  Consumers has a long-term contract with this customer to provide electricity at a discounted rate for economic development purposes.  Excluding this customer, Consumers expects weather-adjusted electric deliveries in 2013 to remain stable compared with 2012.  This outlook reflects Consumers’ belief that economic conditions in Michigan are improving.

Over the next five years, Consumers expects average electric delivery growth of about 0.5 to 1.0 percent annually.  This increase reflects growth in electric demand, offset partially by the predicted effects of energy efficiency programs and appliance efficiency standards.  Actual delivery levels will depend on:

•                 energy conservation measures and results of energy efficiency programs;

•                 fluctuations in weather; and

•                 Michigan economic conditions, including utilization, expansion, or contraction of manufacturing facilities, population trends, and housing activity.

Electric ROA:  The Customer Choice Act allows Consumers’ electric customers to buy electric generation service from Consumers or from an alternative electric supplier.  The 2008 Energy Law revised the Customer Choice Act by limiting alternative electric supply to ten percent of Consumers’ weather-adjusted retail sales of the preceding calendar year.  At March 31, 2013, electric deliveries under the ROA program were at the ten percent limit and alternative electric suppliers were providing 788 MW of generation service to ROA customers.  Of Consumers’ 1.8 million electric customers, 309 customers purchased electric generation service under the ROA program.  Based on 2012 weather-adjusted retail sales, Consumers expects 2013 electric deliveries under the ROA program to be at a similar level to 2012.

In February 2013, a bill was introduced to the Michigan Senate that, if enacted, would revise the 2008 Energy Law and allow customers on the ROA program waiting list to switch their service to an alternative electric supplier.  Presently, the proportion of Consumers’ electric deliveries under the ROA program and on the ROA waiting list is 25 percent.  The revision also proposes an increase in the cap of six percentage points per year from 2014 through 2016.  Consumers is unable to predict the outcome of this legislative proposal.  The Michigan legislature also has conducted hearings on the subject of energy competition.  If a proposal to deregulate electric generation in Michigan were enacted, it could have a material adverse effect on Consumers’ financial results and operations.

Electric Transmission:  In 2011, FERC issued an order in a rulemaking proceeding concerning regional electric transmission planning and cost allocations.  Consumers and several other electric utilities filed a joint petition seeking clarification/rehearing of FERC’s order and opposing the allocation methodology.  In 2012, following FERC’s denial of their requests for clarification/rehearing, Consumers and several other electric utilities filed a petition for review of FERC’s order with the U.S. Court of Appeals.  In March 2013, the U.S. Court of Appeals for the Sixth Circuit issued a scheduling order in this matter.

In a related matter, in 2010, MISO filed and FERC approved a tariff revision proposing a cost allocation methodology for a new category of transmission projects.  Under this tariff revision, the cost of these new transmission projects will be spread proportionally across the Midwest Energy Market.  Consumers believes that Michigan customers will bear additional costs under MISO’s tariff without receiving comparable benefits from these projects.  In 2011, Consumers, along with the Michigan Attorney General, ABATE, DTE Electric, and other parties, filed a petition for review of FERC’s order with the U.S. Court of Appeals for the Seventh Circuit following FERC’s denial of their request for rehearing opposing the allocation methodology in the MISO tariff revision.  In April 2013, the U.S. Court of Appeals conducted oral arguments on this matter.  Regardless of the outcome of these appeals, Consumers expects to continue to recover transmission expenses, including those associated with the MISO tariff revision, through the PSCR process.

In 2012, ReliabilityFirst Corporation informed Consumers that Consumers may not be properly registered to meet certain NERC electric reliability standards.  Consumers is assessing its registration status, taking into consideration FERC’s December 2012 order on the definition of a bulk electric system.  In light of this order, Consumers is reviewing the status of its electric distribution assets under FERC’s modified test and also reviewing prior correspondence from ReliabilityFirst Corporation as to the potential classification of its assets as within a bulk electric system for reliability purposes.  Consumers presently does not expect the resolution of any issues in this area to result in material unrecoverable costs.

Governor’s Energy Initiative:  The Michigan governor has instituted a process pursuant to which a series of reports are to be completed in December 2013 addressing energy efficiency, renewable energy, the electricity market and customer choice, and other subjects.  The process is designed to help the governor and other lawmakers determine the state’s next steps regarding energy policies.  A series of public hearings have been scheduled in 2013 to gather input.  Consumers expects to participate actively in this process but cannot predict its outcome.

Electric Rate Matters:  Rate matters are critical to Consumers’ electric utility business.  For additional details on electric rate matters, see Note 1, Regulatory Matters.

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

In this filing, Consumers requested authority to recover new investment in system reliability, environmental compliance, and technology enhancements.  Costs associated with these investments represent 85 percent of the total annual rate increase requested.  The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery in 2014 of an additional $82 million associated with incremental 2014 capital investments, subject to reconciliation.

In March 2013, Consumers self-implemented an annual rate increase of $110 million out of its requested $145 million, subject to refund with interest.  Consumers’ self-implementation required no order by the MSPC, and no intervenors in Consumers’ electric rate case opposed Consumers’ self-implementation amount.

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

Air Quality:  In 2011, the EPA released CSAPR, a final replacement rule for CAIR, which requires Michigan and 27 other states to improve air quality by reducing power plant emissions that, according to EPA computer models, contribute to ground-level ozone and fine particle pollution in other downwind states.  In 2012, the U.S. Court of Appeals for the D.C. Circuit voided CSAPR and held that CAIR would remain in place until the EPA promulgated a new rule.  A request by the EPA for a rehearing of this ruling was denied, and the EPA and other parties have sought an appeal to the U.S. Supreme Court.

In 2012, the EPA published its final MACT emission standards for electric generating units, based on Section 112 of the Clean Air Act, calling the final rule MATS.  Under MATS, all of Consumers’ existing coal-fueled electric generating units are required to add additional controls for hazardous air pollutants.  Existing units, unless granted extensions, must meet the standards by mid-April 2015.  Consumers has received from the MDEQ a one-year extension for MATS and the Michigan Mercury Rule for ten of its coal-fueled units, allowing them to run as presently configured until April 2016.

Presently, Consumers’ strategy to comply with air quality regulations, including CAIR and MATS, involves the installation of emission control equipment at some facilities and the suspension of operations at others; however, Consumers continues to evaluate these rules in conjunction with other EPA rulemakings, litigation, and congressional action.  This evaluation could result in:

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

In 2012, the EPA released its proposed “Standards of Performance for Greenhouse Gas Emissions for New Stationary Sources:  Electric Utility Generating Units” pursuant to Section 111 of the Clean Air Act.  This proposed rule, which is scheduled to be finalized in 2013, applies only to new fossil-fuel-fired steam electric generating units.  The standard would require that carbon dioxide emissions not exceed those of a modern, efficient natural gas combined-cycle plant, regardless of fuel type.  The EPA is also expected to propose emissions guidelines within the next one to three years for states to regulate greenhouse gas emissions from existing generating units under Section 111(d) of the Clean Air Act.  Under the expected schedule, states will be required to submit plans to the EPA within nine months of issuance of the final rule and guidelines.  Consumers will continue to monitor activity regarding any proposed regulations involving new source performance standards.

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

CCRs:  In 2010, the EPA proposed rules regulating CCRs, such as coal ash, under the Resource Conservation and Recovery Act.  Recent communications from the EPA stress the need to coordinate CCR rulemaking guidelines for steam electric generating plants under the Clean Water Act.  A final CCR rule could be issued in 2014.  Michigan already regulates CCRs as low-hazard industrial waste.  The EPA proposed a range of alternatives for regulating CCRs, including regulation as either a non-hazardous waste or a hazardous waste.  If coal ash were regulated as a hazardous waste, Consumers would likely cease the beneficial reuse of this product, which would result in a significant increase in the amount of coal ash requiring costly disposal.  Additionally, if the cost of upgrading existing coal ash disposal areas to meet hazardous waste landfill standards were to become economically prohibitive, existing coal ash disposal areas could close, requiring Consumers to find costly alternative arrangements for disposal.  Consumers is unable to predict the impacts from this wide range of possible outcomes, but significant expenditures are likely.

Water:  In 2011, the EPA issued a proposed rule to regulate existing electric generating plant cooling water intake systems under Section 316(b) of the Clean Water Act aimed at reducing alleged harmful impacts on fish and shellfish.  Consumers continues to evaluate this proposed rule and its potential impacts on Consumers’ plants.  A final rule is expected in June 2013.  Consumers also expects the EPA to propose new regulations in 2013 for wastewater discharges from electric generating plants that will require physical and/or chemical treatment facilities for all wastewater.  A final rule is expected in 2014.

PCBs:  In 2010, the EPA issued an Advance Notice of Proposed Rulemaking, indicating that it is considering a variety of regulatory actions with respect to PCBs.  One approach would aim to phase out equipment containing PCBs by 2025.  Another approach would eliminate an exemption for small equipment containing PCBs.  To comply with any such regulatory actions, Consumers could incur substantial costs associated with existing electrical equipment potentially containing PCBs.  A proposed rule is expected in 2013.

Other electric environmental matters could have a major impact on Consumers’ outlook.  For additional details on other electric environmental matters, see Note 2, Contingencies and Commitments – Consumers Electric Utility Contingencies – Electric Environmental Matters.

CONSUMERS GAS UTILITY BUSINESS OUTLOOK AND UNCERTAINTIES

Gas Deliveries:  Consumers expects weather-adjusted gas deliveries in 2013 to grow by about three percent compared with 2012.  Over the next five years, Consumers expects average gas deliveries to remain stable.  This outlook reflects modest growth in gas demand offset by the predicted effects of energy efficiency and conservation.  Actual delivery levels from year to year may vary due to:

•                 fluctuations in weather;

•                 use by power producers;

•                 availability and development of renewable energy sources;

•                 changes in gas prices;

•                 Michigan economic conditions, including population trends and housing activity;

•                 the price of competing energy sources or fuels; and

•                 energy efficiency and conservation impacts.

Gas Transmission:  In January 2013, Consumers announced plans to build a 24-mile, 36-inch natural gas pipeline in St. Joseph and Branch Counties, Michigan.  Consumers expects to spend about $120 million for this project.  Construction of the pipeline is contingent upon obtaining approval from the MPSC and environmental permits.  Consumers expects the pipeline to be operational by the end of 2014.

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

Gas Rate Matters:  Rate matters are critical to Consumers’ gas utility business.  For additional details on Consumers’ gas rate matters, see Note 1, Regulatory Matters.

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

The filing also seeks approval of several rate adjustment mechanisms, including a mechanism that would reconcile annually Consumers’ actual nonfuel revenues with the revenues approved by the MPSC, and a mechanism that would allow recovery of an additional $70 million associated with additional capital investments in the period July 2014 through December 2015, subject to reconciliation.

Gas Pipeline Safety:  In 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.  The law reauthorizes existing federal pipeline safety programs of the Pipeline and Hazardous Materials Safety Administration through 2015 and it contains provisions mandating:

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

MPSC Investigations:  The MPSC is presently conducting investigations into two natural gas explosions that occurred in Consumers’ gas service territory, in Wayne, Michigan and Royal Oak, Michigan.  Consumers does not expect the outcome of these investigations to have a material adverse impact on its liquidity, financial condition, or results of operations, but cannot predict the financial impact or outcome.

Gas Environmental Estimates:  Consumers expects to incur response activity costs at a number of sites, including 23 former MGP sites.  For additional details, see Note 2, Contingencies and Commitments – Consumers Gas Utility Contingencies – Gas Environmental Matters.

CONSUMERS OTHER OUTLOOK AND UNCERTAINTIES

Smart Energy:  Consumers’ grid modernization effort continues.  In August 2012, Consumers began installing smart meters in Muskegon County, Michigan.  One of the functions of smart meters is to allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower peak capacity requirements.  The installation of smart meters should also provide for both operational and customer benefits.  At March 31, 2013, Consumers had upgraded 60,000 electric residential and small business customers in Muskegon County, Michigan to smart meters.  Consumers expects to have installed about 400,000 smart meters throughout western Michigan by the end of 2014.  By mid-2013, Consumers should be able to begin reading meters remotely; further functionality will be added in 2013 and 2014.  Consumers also plans to install communication modules on gas meters in areas where Consumers provides both electricity and natural gas to customers.

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

OTHER OUTLOOK AND UNCERTAINTIES

EnerBank:  EnerBank, a wholly owned subsidiary of CMS Capital, is a Utah state-chartered, FDIC-insured industrial bank providing unsecured home improvement loans.  EnerBank represented two percent of CMS Energy’s net assets at March 31, 2013, and three percent of CMS Energy’s net income available to common stockholders for the three months ended March 31, 2013.  The carrying value of EnerBank’s loan portfolio was $541 million at March 31, 2013.  Its loan portfolio was funded primarily by deposit liabilities of $511 million.  The twelve-month rolling average default rate on loans held by EnerBank has remained stable at 0.8 percent at March 31, 2013.  CMS Energy is required both by law and by contract to provide financial support, including infusing additional capital, to ensure that EnerBank satisfies mandated capital requirements and has sufficient liquidity to operate.  With its self-funding plan, EnerBank has exceeded these requirements historically and exceeded them as of March 31, 2013.

Litigation:  CMS Energy, Consumers, and certain of their subsidiaries are named as parties in various litigation matters, as well as in administrative proceedings before various courts and governmental agencies, arising in the ordinary course of business.  For additional details regarding these and other legal matters, see Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

NEW ACCOUNTING STANDARDS

There are no new accounting standards issued but not yet effective that are expected to have a material impact on CMS Energy’s or Consumers’ consolidated financial statements.

CMS Energy Corporation

Consolidated Statements of Income

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Operating Revenue	$1,979	$1,743

Operating Expenses
Fuel for electric generation	154	130
Purchased and interchange power	333	317
Purchased power – related parties	23	22
Cost of gas sold	607	550
Maintenance and other operating expenses	282	295
Depreciation and amortization	181	172
General taxes	70	69
Total operating expenses	1,650	1,555

Operating Income	329	188

Other Income (Expense)
Interest income	-	1
Allowance for equity funds used during construction	3	2
Income from equity method investees	5	5
Other income	3	3
Other expense	(3)	(2)
Total other income	8	9

Interest Charges
Interest on long-term debt	94	94
Other interest expense	5	6
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	98	99

Income Before Income Taxes	239	98
Income Tax Expense	95	38

Income From Continuing Operations	144	60
Income From Discontinued Operations, Net of Tax of $- and $4	-	7

Net Income Available to Common Stockholders	$144	$67

In Millions, Except Per Share Amounts
Three Months Ended March 31	2013	2012

Net Income Attributable to Common Stockholders
Amounts attributable to continuing operations	$144	$60
Amounts attributable to discontinued operations	-	7
Net income available to common stockholders	$144	$67

Basic Earnings Per Average Common Share
Basic earnings from continuing operations	$0.55	$0.23
Basic earnings from discontinued operations	-	0.03
Basic earnings attributable to common stock	$0.55	$0.26

Diluted Earnings Per Average Common Share
Diluted earnings from continuing operations	$0.53	$0.22
Diluted earnings from discontinued operations	-	0.03
Diluted earnings attributable to common stock	$0.53	$0.25

Dividends Declared Per Common Share	$0.255	$0.24

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Net Income	$144	$67

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $- and $-	1	1

Investments
Unrealized gain on investments, net of tax of $- and $-	-	1

Other Comprehensive Income	1	2

Comprehensive Income	$145	$69

Comprehensive Income Attributable to CMS Energy	$145	$69

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Cash Flows from Operating Activities
Net income	$144	$67
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	181	172
Deferred income taxes and investment tax credit	87	42
Postretirement benefits expense	47	47
Other non-cash operating activities	19	19
Postretirement benefits contributions	(68)	(19)
Proceeds from government grant	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(103)	99
Inventories	447	312
Accounts payable	(44)	(89)
Accrued expenses	(101)	(109)
Other current and non-current assets and liabilities	47	94
Net cash provided by operating activities	725	635

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(274)	(294)
Cost to retire property	(9)	(7)
Other investing activities	(10)	(12)
Net cash used in investing activities	(293)	(313)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	250	390
Proceeds from EnerBank notes, net	(16)	15
Issuance of common stock	24	1
Retirement of long-term debt	(10)	(459)
Payment of common stock dividends	(67)	(62)
Decrease in notes payable	(110)	-
Payment of capital lease obligations and other financing costs	(10)	(10)
Net cash provided by (used in) financing activities	61	(125)

Net Increase in Cash and Cash Equivalents	493	197

Cash and Cash Equivalents, Beginning of Period	93	161

Cash and Cash Equivalents, End of Period	$586	$358

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Balance Sheets

(Unaudited)

ASSETS

		In Millions
	March 31	December 31
	2013	2012

Current Assets
Cash and cash equivalents	$586	$93
Restricted cash and cash equivalents	29	29
Accounts receivable and accrued revenue, less allowances of $31 in 2013 and $32 in 2012	914	855
Notes receivable	73	41
Accounts receivable – related parties	10	10
Accrued power supply and gas revenue	28	32
Inventories at average cost
Gas in underground storage	389	820
Materials and supplies	99	96
Generating plant fuel stock	149	168
Deferred property taxes	157	190
Regulatory assets	38	35
Prepayments and other current assets	56	53
Total current assets	2,528	2,422

Plant, Property, and Equipment
Plant, property, and equipment, gross	15,732	15,592
Less accumulated depreciation and amortization	5,200	5,121
Plant, property, and equipment, net	10,532	10,471
Construction work in progress	1,135	1,080
Total plant, property, and equipment	11,667	11,551

Other Non-current Assets
Regulatory assets	2,223	2,287
Accounts and notes receivable, less allowances of $5 in 2013 and 2012	508	521
Investments	60	57
Other	283	293
Total other non-current assets	3,074	3,158

Total Assets	$17,269	$17,131

LIABILITIES AND EQUITY

		In Millions
	March 31	December 31
	2013	2012

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$732	$541
Notes payable	-	110
Accounts payable	426	512
Accounts payable – related parties	10	9
Accrued rate refunds	1	6
Accrued interest	68	95
Accrued taxes	211	279
Deferred income taxes	49	68
Regulatory liabilities	14	25
Other current liabilities	134	152
Total current liabilities	1,645	1,797

Non-current Liabilities
Long-term debt	6,741	6,710
Non-current portion of capital and finance lease obligations	149	153
Regulatory liabilities	2,219	2,101
Postretirement benefits	1,398	1,451
Asset retirement obligations	316	312
Deferred investment tax credit	42	43
Deferred income taxes	1,098	1,015
Other non-current liabilities	311	311
Total non-current liabilities	12,274	12,096

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholders equity
Common stock, authorized 350.0 shares; outstanding 265.7 shares in 2013 and 264.1 shares in 2012	3	3
Other paid-in capital	4,703	4,669
Accumulated other comprehensive loss	(54)	(55)
Accumulated deficit	(1,346)	(1,423)
Total common stockholders equity	3,306	3,194
Noncontrolling interests	44	44
Total equity	3,350	3,238

Total Liabilities and Equity	$17,269	$17,131

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consolidated Statements of Changes in Equity

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Total Equity at Beginning of Period	$3,238	$3,072

Common Stock
At beginning and end of period	3	3

Other Paid-in Capital
At beginning of period	4,669	4,627
Common stock issued	29	8
Common stock reissued	5	6
At end of period	4,703	4,641

Accumulated Other Comprehensive Loss
At beginning of period	(55)	(49)
Retirement benefits liability
At beginning of period	(56)	(48)
Retirement benefits liability adjustments	1	1
At end of period	(55)	(47)
Investments
At beginning of period	2	-
Unrealized gain on investments	-	1
At end of period	2	1
Derivative instruments
At beginning and end of period	(1)	(1)
At end of period	(54)	(47)

Accumulated Deficit
At beginning of period	(1,423)	(1,553)
Net income attributable to CMS Energy	144	67
Common stock dividends declared	(67)	(62)
At end of period	(1,346)	(1,548)

Noncontrolling Interests
At beginning and end of period	44	44

Total Equity at End of Period	$3,350	$3,093

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Income

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Operating Revenue	$1,919	$1,675

Operating Expenses
Fuel for electric generation	133	106
Purchased and interchange power	329	313
Purchased power – related parties	23	21
Cost of gas sold	600	536
Maintenance and other operating expenses	266	277
Depreciation and amortization	180	171
General taxes	69	68
Total operating expenses	1,600	1,492

Operating Income	319	183

Other Income (Expense)
Interest income	-	1
Allowance for equity funds used during construction	3	2
Other income	7	8
Other expense	(3)	(2)
Total other income	7	9

Interest Charges
Interest on long-term debt	59	61
Other interest expense	3	4
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	61	64

Income Before Income Taxes	265	128
Income Tax Expense	103	52

Net Income Available to Common Stockholder	$162	$76

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Comprehensive Income

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Net Income	$162	$76

Retirement Benefits Liability
Retirement benefits liability adjustments, net of tax of $- and $-	1	1

Investments
Unrealized gain (loss) on investments, net of tax benefit
of $- and $(2)	4	(3)
Reclassification adjustments included in net income,
net of tax of $(1) and $-	(3)	-

Other Comprehensive Income (Loss)	2	(2)

Comprehensive Income	$164	$74

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Cash Flows

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Cash Flows from Operating Activities
Net income	$162	$76
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180	171
Deferred income taxes and investment tax credit	44	20
Postretirement benefits expense	47	46
Other non-cash operating activities	18	19
Postretirement benefits contributions	(67)	(18)
Proceeds from government grant	69	-
Cash provided by (used in) changes in assets and liabilities
Accounts receivable, notes receivable, and accrued revenue	(102)	100
Inventories	442	302
Accounts payable	(44)	(74)
Accrued expenses	(80)	(69)
Other current and non-current assets and liabilities	44	108
Net cash provided by operating activities	713	681

Cash Flows from Investing Activities
Capital expenditures (excludes assets placed under capital lease)	(273)	(294)
Cost to retire property	(9)	(7)
Other investing activities	(13)	(11)
Net cash used in investing activities	(295)	(312)

Cash Flows from Financing Activities
Retirement of long-term debt	(10)	(310)
Payment of common stock dividends	(93)	(115)
Stockholder contribution	150	150
Decrease in notes payable	(110)	-
Payment of capital lease obligations and other financing costs	(5)	(6)
Net cash used in financing activities	(68)	(281)

Net Increase in Cash and Cash Equivalents	350	88

Cash and Cash Equivalents, Beginning of Period	5	85

Cash and Cash Equivalents, End of Period	$355	$173

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Balance Sheets

(Unaudited)

ASSETS

		In Millions
	March 31	December 31
	2013	2012

Current Assets
Cash and cash equivalents	$355	$5
Restricted cash and cash equivalents	28	28
Accounts receivable and accrued revenue, less allowances of $29 in 2013 and $30 in 2012	901	844
Notes receivable	25	-
Accounts receivable – related parties	2	1
Accrued power supply and gas revenue	28	32
Inventories at average cost
Gas in underground storage	389	816
Materials and supplies	95	92
Generating plant fuel stock	148	167
Deferred property taxes	157	190
Regulatory assets	38	35
Prepayments and other current assets	50	45
Total current assets	2,216	2,255

Plant, Property, and Equipment
Plant, property, and equipment, gross	15,596	15,456
Less accumulated depreciation and amortization	5,139	5,061
Plant, property, and equipment, net	10,457	10,395
Construction work in progress	1,134	1,080
Total plant, property, and equipment	11,591	11,475

Other Non-current Assets
Regulatory assets	2,223	2,287
Accounts and notes receivable	14	17
Investments	30	32
Other	198	209
Total other non-current assets	2,465	2,545

Total Assets	$16,272	$16,275

LIABILITIES AND EQUITY

		In Millions
	March 31	December 31
	2013	2012

Current Liabilities
Current portion of long-term debt, capital and finance lease obligations	$262	$63
Notes payable	-	110
Accounts payable	414	501
Accounts payable – related parties	14	11
Accrued rate refunds	1	6
Accrued interest	37	65
Accrued taxes	329	376
Deferred income taxes	118	144
Regulatory liabilities	14	25
Other current liabilities	97	109
Total current liabilities	1,286	1,410

Non-current Liabilities
Long-term debt	4,086	4,297
Non-current portion of capital and finance lease obligations	149	153
Regulatory liabilities	2,219	2,101
Postretirement benefits	1,334	1,385
Asset retirement obligations	315	311
Deferred investment tax credit	42	43
Deferred income taxes	1,785	1,741
Other non-current liabilities	253	252
Total non-current liabilities	10,183	10,283

Commitments and Contingencies (Notes 1 and 2)

Equity
Common stockholder equity
Common stock, authorized 125.0 shares; outstanding 84.1 shares for both periods	841	841
Other paid-in capital	3,257	3,107
Accumulated other comprehensive loss	(6)	(8)
Retained earnings	667	598
Total common stockholder equity	4,759	4,538
Preferred stock	44	44
Total equity	4,803	4,582

Total Liabilities and Equity	$16,272	$16,275

The accompanying notes are an integral part of these statements.

Consumers Energy Company

Consolidated Statements of Changes in Equity

(Unaudited)

		In Millions
Three Months Ended March 31	2013	2012

Total Equity at Beginning of Period	$4,582	$4,394

Common Stock
At beginning and end of period	841	841

Other Paid-in Capital
At beginning of period	3,107	2,957
Stockholder contribution	150	150
At end of period	3,257	3,107

Accumulated Other Comprehensive Loss
At beginning of period	(8)	(2)
Retirement benefits liability
At beginning of period	(25)	(19)
Retirement benefits liability adjustments	1	1
At end of period	(24)	(18)
Investments
At beginning of period	17	17
Unrealized gain (loss) on investments	4	(3)
Reclassification adjustments included in net income	(3)	-
At end of period	18	14
At end of period	(6)	(4)

Retained Earnings
At beginning of period	598	554
Net income	162	76
Common stock dividends declared	(93)	(115)
At end of period	667	515

Preferred Stock
At beginning and end of period	44	44

Total Equity at End of Period	$4,803	$4,503

The accompanying notes are an integral part of these statements.

CMS Energy Corporation

Consumers Energy Company

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These interim consolidated financial statements have been prepared by CMS Energy and Consumers in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  As a result, CMS Energy and Consumers have condensed or omitted certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP.  CMS Energy and Consumers have reclassified certain prior period amounts to conform to the presentation in the current period.  In management’s opinion, the unaudited information contained in this report reflects all adjustments of a normal recurring nature necessary to ensure the fair presentation of financial position, results of operations, and cash flows for the periods presented.  The notes to the unaudited consolidated financial statements and the related unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2012 Form 10-K.  Due to the seasonal nature of CMS Energy’s and Consumers’ operations, the results presented for this interim period are not necessarily indicative of results to be achieved for the fiscal year.

1:               REGULATORY MATTERS

Regulatory matters are critical to Consumers.  The Michigan Attorney General, ABATE, the MPSC Staff, and certain other parties typically participate in MPSC proceedings concerning Consumers, such as Consumers’ rate cases and PSCR and GCR processes.  These parties often challenge various aspects of those proceedings, including the prudence of Consumers’ policies and practices, and seek cost disallowances and other relief.  The parties also have appealed significant MPSC orders.  Depending upon the specific issues, the outcomes of rate cases and proceedings, including judicial proceedings challenging MPSC orders or other actions, could have a material adverse effect on CMS Energy’s and Consumers’ liquidity, financial condition, and results of operations.  Consumers cannot predict the outcome of these proceedings.

There are multiple appeals pending that involve various issues concerning cost allocation among customers, the allocation of refunds among customer groups, the adequacy of the record evidence supporting the recovery of Smart Energy investments, and other matters.  Consumers is unable to predict the outcome of these appeals.

CONSUMERS ELECTRIC UTILITY

Electric Rate Case:  In June 2012, the MPSC authorized an annual rate increase of $118 million, based on a 10.3 percent authorized return on equity.  Consumers filed an application in September 2012 requesting that the MPSC find that the total revenues collected during self-implementation did not exceed those that would have been collected under final rates.  In March 2013, the MPSC approved a settlement agreement finding that no refund is required.

Electric Revenue Decoupling Mechanism:  The MPSC’s 2009 order in Consumers’ electric rate case authorized Consumers to implement an electric revenue decoupling mechanism.  This decoupling mechanism allowed Consumers to adjust future electric rates to the degree that actual average sales per customer differed from the rate order.  The MPSC extended the electric revenue decoupling mechanism for a second year in its 2010 order in Consumers’ electric rate case.

In April 2012, the Michigan Court of Appeals ruled that the MPSC lacks statutory authority to approve or direct the use of a revenue decoupling mechanism for electric providers.  Subsequently, in November 2012, the Michigan Court of Appeals ruled in an appeal of the MPSC’s 2010 order in

Consumers’ electric rate case.  The Court reversed the portion of the 2010 order related to Consumers’ electric revenue decoupling mechanism and remanded the case to the MPSC for further proceedings related to the revenue decoupling mechanism.  In March 2013, the MSPC issued an order in the remand proceedings, stating that, with the exception of the authorization of the revenue decoupling mechanism, its 2010 order in Consumers’ electric rate case stands as issued.

Big Rock Nuclear Decommissioning:  Consumers had recorded an $85 million regulatory asset for $30 million it paid to Entergy to assume ownership responsibility for the Big Rock ISFSI and for $55 million of nuclear fuel storage costs it incurred as a result of the DOE’s failure to accept nuclear fuel.  Consumers filed a complaint against the DOE in 2002 for this failure.

In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  Consumers subsequently filed an application with the MPSC requesting authority to utilize $85 million of the settlement amount as recovery of its regulatory asset, and to refund to customers $23 million previously collected through rates for spent nuclear fuel costs.  In December 2012, the MPSC approved this treatment.  Consumers will refund $23 million to customers over a six-month period that began in January 2013.  Consumers recognized the remaining $12 million of the settlement as a reduction of maintenance and other operating expenses.  In March 2013, a party filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s December 2012 order.

Renewable Energy Plan:  In January 2013, Consumers received a $69 million renewable energy grant for Lake Winds® Energy Park, which began operations in November 2012.  The grant was received from the U.S. Department of Treasury under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009.

As reflected in Consumers’ 2011 biennial renewable energy plan, which the MPSC approved in 2012, this grant reduces Consumers’ cost of complying with the renewable standards prescribed by the 2008 Energy Law and, accordingly, reduces the overall renewable energy surcharge to be collected from customers.  At March 31, 2013, Consumers had a $69 million regulatory liability recorded for the grant.  The regulatory liability will be amortized over the life of Lake Winds® Energy Park.

Energy Optimization Plan:  For exceeding savings targets under both its gas and electric optimization plans during 2012, Consumers will request the MPSC’s approval to collect $17 million, the maximum incentive, in the energy optimization reconciliation.

CONSUMERS GAS UTILITY

Gas Revenue Decoupling Mechanism:  The MPSC’s 2009 order in Consumers’ gas rate case authorized Consumers to implement a gas revenue decoupling mechanism.  This mechanism, which the MPSC extended through April 2012 in its 2010 order in Consumers’ gas rate case, allowed Consumers to adjust future gas rates to the degree that actual average weather-adjusted sales per customer differed from the rate order.  This mechanism was not affected by a separate Michigan Court of Appeals decision on electric revenue decoupling.

In December 2012, the MPSC approved Consumers’ reconciliation of the gas revenue decoupling mechanism for the period June 2010 through May 2011 and authorized recovery of $16 million over a three-month period that began in February 2013.  In January 2013, ABATE filed an appeal with the Michigan Court of Appeals to dispute the MPSC’s conclusion that Consumers is eligible to recover the portion of this amount allocated to transport customers.

Consumers filed its final reconciliation of the gas revenue decoupling mechanism in August 2012, requesting recovery of $17 million from customers for the period June 2011 through April 2012.  At

March 31, 2013, Consumers had an $18 million regulatory asset recorded for gas revenue decoupling for the period June 2010 through April 2012.

2:    CONTINGENCIES AND COMMITMENTS

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

•                 In 2007, a class action complaint, Heartland Regional Medical Center, et al. v. Oneok, Inc. et al., was filed as a putative class action in Missouri state court alleging violations of Missouri antitrust laws.  Defendants, including CMS Energy, CMS Field Services, and CMS MST, are alleged to have violated the Missouri antitrust law in connection with their natural gas reporting activities.  Plaintiffs are seeking full consideration damages and treble damages.

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

After removal to federal court, all of the cases described above were transferred to the MDL.  CMS Energy was dismissed from the Learjet, Heartland, and J.P. Morgan cases in 2009, but other CMS Energy defendants remained parties.  All CMS Energy defendants were dismissed from the Breckenridge case in 2009.  In 2010, CMS Energy and Cantera Gas Company were dismissed from the Newpage case and the Arandell (Wisconsin) case was reinstated against CMS ERM.  In 2011, all claims against remaining CMS Energy defendants in the MDL cases were dismissed based on FERC preemption.  Plaintiffs have filed appeals in all of the cases.  The issues on appeal are whether the district court erred in dismissing the cases based on FERC preemption and denying the plaintiffs’ motions for leave to amend their complaints to add a federal Sherman Act antitrust claim.  The plaintiffs did not appeal the dismissal of CMS Energy as a defendant in these cases, but other CMS Energy entities remain as defendants.  Oral argument on the appeal was held before the Ninth Circuit Court of Appeals in San Francisco in 2012.

In April 2013, the Ninth Circuit Court of Appeals reversed the MDL decision and remanded the case to the MDL judge for further proceedings.  The appellate court found that FERC preemption does not apply under the facts of these cases.  The Court affirmed the MDL court’s denial of leave to amend to add federal antitrust claims.  CMS Energy and the other defendants are considering further appeals to the U.S. Supreme Court.

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

Bay Harbor:  CMS Energy retained environmental remediation obligations for the collection and treatment of leachate, a liquid consisting of water and other substances, at Bay Harbor after selling its interests in the development in 2002.  Leachate is produced when water enters into cement kiln dust piles left over from former cement plant operations at the site.  In 2012, CMS Energy and the MDEQ finalized an agreement that established the final remedies and the future release criteria at the site.  CMS Energy is in the process of completing all construction necessary to implement the remedies required by the agreement and will continue to maintain and operate a system to discharge treated leachate into Little Traverse Bay under an NPDES permit issued in 2010.  This permit requires renewal every five years.

Various claims have been brought against CMS Land or its affiliates, including CMS Energy, alleging environmental damage to property, loss of property value, insufficient disclosure of environmental matters, breach of agreement relating to access, or other matters.  In 2010, CMS Land and other parties received a demand for payment from the EPA in the amount of $7 million, plus interest, whereby the EPA is seeking recovery, as allowed under Superfund, of the EPA’s response costs incurred at the Bay Harbor site.  CMS Land has communicated to the EPA that it does not believe that this is a valid claim.

CMS Energy has recorded a cumulative charge related to Bay Harbor of $227 million, which includes accretion expense.  At March 31, 2013, CMS Energy had a recorded liability of $60 million for its remaining obligations.  CMS Energy calculated this liability based on discounted projected costs, using a discount rate of 4.34 percent and an inflation rate of one percent on annual operating and maintenance costs.  CMS Energy based the discount rate on the interest rate for 30-year U.S. Treasury securities at December 31, 2010.  The undiscounted amount of the remaining obligation is $78 million.  CMS Energy expects to pay $12 million in 2013, $4 million in each of 2014, 2015, 2016, and 2017, and the remaining amount thereafter on long-term liquid disposal and operating and maintenance costs.

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

Equatorial Guinea Tax Claim:  In January 2002, CMS Energy sold its oil, gas, and methanol investments in Equatorial Guinea.  The government of Equatorial Guinea claims that CMS Energy owes $142 million in taxes, plus penalties and interest, in connection with the sale.  CMS Energy has concluded that the government’s tax claim is without merit.  The government of Equatorial Guinea indicated through a request for arbitration in October 2011 that it still intends to pursue its claim.  CMS Energy is vigorously contesting the claim, and cannot predict the financial impact or outcome of this matter.

CONSUMERS ELECTRIC UTILITY CONTINGENCIES

Electric Environmental Matters:  Consumers’ operations are subject to environmental laws and regulations.  Historically, Consumers has generally been able to recover, in customer rates, the costs to operate its facilities in compliance with these laws and regulations.

Cleanup and Solid Waste:  Consumers expects to incur remediation and other response activity costs at a number of sites under NREPA.  Consumers believes that these costs should be recoverable in rates, but cannot guarantee that outcome.  Consumers estimates that its liability for NREPA sites will be between $4 million and $6 million.  At March 31, 2013, Consumers had a recorded liability of $4 million, the minimum amount in the range of its estimated probable NREPA liability.

Consumers is a potentially responsible party at a number of contaminated sites administered under Superfund.  Superfund liability is joint and several.  In 2010, Consumers received official notification from the EPA that identified Consumers as a potentially responsible party for cleanup of PCBs at the Kalamazoo River Superfund site.  The notification claimed that the EPA has reason to believe that Consumers disposed of PCBs and arranged for the disposal and treatment of PCB-containing materials at portions of the site.  In April 2011, Consumers received a follow-up letter from the EPA requesting that Consumers agree to participate in a removal action plan along with several other companies for an area of lower Portage Creek, which is connected to the Kalamazoo River.  All parties, including Consumers, that were asked to participate in the removal action plan declined to accept liability.  In August 2011, the EPA announced that it would proceed with the removal action plan and would continue to pursue potentially responsible parties to perform or pay for some or all of the work.  Until further information is received from the EPA, Consumers is unable to estimate a range of potential liability for cleanup of the river.

Based on its experience, Consumers estimates that its share of the total liability for other known Superfund sites will be between $2 million and $8 million.  Various factors, including the number of potentially responsible parties involved with each site, affect Consumers’ share of the total liability.  At March 31, 2013, Consumers had a recorded liability of $2 million for its share of the total liability at these sites, the minimum amount in the range of its estimated probable Superfund liability.

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

Nuclear Matters:  The matters discussed in this section relate to Consumers’ previously owned nuclear generating plants.  Consumers no longer owns or operates any nuclear generating facilities.

In 1997, a U.S. Court of Appeals decision confirmed that the DOE was to begin accepting deliveries of spent nuclear fuel for disposal by January 1998.  Subsequent U.S. Court of Appeals litigation, in which Consumers and other utilities participated, had not been successful in producing more specific relief for the DOE’s failure to accept the spent nuclear fuel.  A number of court decisions have supported the right of utilities to pursue damage claims in the U.S. Court of Claims against the DOE.  Consumers filed a complaint in 2002 for damages resulting from the DOE’s failure to accept spent nuclear fuel from Palisades and Big Rock.

In 2011, Consumers entered into an agreement with the DOE to settle its claims for $120 million.  As part of this agreement, Consumers also settled its liability to the DOE to fund the disposal of spent nuclear fuel used at Palisades and Big Rock before 1983.  In December 2012, the MPSC issued an order establishing the regulatory treatment of the settlement amount.  In this order, the MPSC also relieved Consumers of its obligation to establish an independent trust fund for the amount that was payable to the DOE prior to the settlement.  In March 2013, a party in this case filed an appeal with the Michigan Court of Appeals to dispute the December 2012 MPSC order.  For further information, see Note 1, Regulatory Matters.

In 2012, Entergy, which purchased Palisades and the Big Rock ISFSI from Consumers in 2007, filed a lawsuit against the DOE for damages resulting from the DOE’s delay in receiving spent nuclear fuel from those plants, dating from the close of the sale.  Under Consumers’ sales agreement relating to Big Rock and Palisades, Consumers paid Entergy $30 million to assume ownership and responsibility for the Big Rock ISFSI, and Consumers also reserved any claim against the DOE for the first $30 million in damages related to the Big Rock ISFSI that occurred following the sale close.  Entergy’s damages claim, as originally stated, included a claim for the Big Rock amount.  After negotiation, Entergy has withdrawn the Big Rock amount from its claim.

Renewable Energy Matters:  In April 2013, a group of landowners filed a lawsuit alleging, among other things, personal injury and loss of property value and land use as a result of the operations of Lake Winds® Energy Park.  Consumers cannot predict the ultimate financial impact or outcome of this matter.

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

At March 31, 2013, Consumers had a recorded liability of $122 million for its remaining obligations for these sites.  This amount represents the present value of long-term projected costs, using a discount rate of 2.57 percent and an inflation rate of 2.5 percent.  Consumers based the discount rate on the interest rate for 20-year U.S. Treasury securities at December 31, 2011.  The undiscounted amount of the remaining obligation is $132 million.  Consumers expects to incur remediation and other response activity costs in 2013 and in each of the next four years as follows:

				In Millions
	2013	2014	2015	2016	2017
Consumers
Remediation and other response activity costs	$ 11	$ 11	$ 20	$ 11	$ 10

Consumers periodically reviews these cost estimates.  Any significant change in the underlying assumptions, such as an increase in the number of sites, changes in remediation techniques, or legal and regulatory requirements, could affect Consumers’ estimates of annual response activity costs and the MGP liability.

Pursuant to orders issued by the MPSC, Consumers defers its MGP-related remediation costs and recovers them from its customers over a ten-year period.  At March 31, 2013, Consumers had a regulatory asset of $151 million related to the MGP sites.

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

GUARANTEES

Presented in the following table are CMS Energy’s and Consumers’ guarantees at March 31, 2013:

In Millions
Guarantee Description	Issue Date	Expiration Date	Maximum Obligation		Carrying Amount
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements		Various through
	Various	September 2029	$ 482	[1]	$ 15
Various through
Guarantees	Various	March 2021	57		1
Consumers
Various through
Indemnity obligations and other guarantees	Various	September 2029	$ 30		$ 1

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

Presented in the following table is additional information regarding CMS Energy’s and Consumers’ guarantees:

Guarantee Description	How Guarantee Arose	Events That Would Require Performance
CMS Energy, including Consumers
Indemnity obligations from asset sales and other agreements	Stock and asset sale	Findings of misrepresentation,
	agreements	breach of warranties, tax claims, and
other specific events or
circumstances

Guarantees	Normal operating	Nonperformance or non-payment by a
	activity	subsidiary under a related contract
Consumers
Indemnity obligations and other guarantees	Normal operating	Nonperformance or claims made by a third
	activity	party under a related contract

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

OTHER CONTINGENCIES

Other:  In addition to the matters disclosed in this Note and Note 1, Regulatory Matters, there are certain other lawsuits and administrative proceedings before various courts and governmental agencies arising in the ordinary course of business to which CMS Energy, Consumers, and certain other subsidiaries of CMS Energy are parties.  These other lawsuits and proceedings may involve personal injury, property damage, contracts, environmental matters, federal and state taxes, rates, licensing, employment, and other matters.  Further, CMS Energy and Consumers occasionally self-report certain regulatory non-compliance matters that may or may not eventually result in administrative proceedings.  CMS Energy and Consumers believe that the outcome of any one of these proceedings will not have a material adverse effect on their consolidated results of operations, financial condition, or liquidity.

3:               FINANCINGS AND CAPITALIZATION

Presented in the following table is a summary of major long-term debt transactions during the three months ended March 31, 2013:

	Principal		Issue/Retirement
	(In Millions)	Interest Rate	Date	Maturity Date
Debt issuances
CMS Energy
Senior notes[1]	$ 250	4.70%	March 2013	March 2043
Total debt issuances	$ 250

1 CMS Energy plans to use these proceeds to retire all $250 million of CMS Energy’s 2.75 percent senior notes due May 2014.

Revolving Credit Facilities:  The following secured revolving credit facilities with banks were available at March 31, 2013:

				In Millions
Expiration Date	Amount of Facility	Amount Borrowed	Letters of Credit Outstanding	Amount Available
CMS Energy
December 21, 2017[1]	$ 550	$ -	$ 2	$ 548
Consumers
December 21, 2017[2]	$ 500	$ -	$ 2	$ 498
April 18, 2017[2]	150	-	-	150
September 9, 2014[2]	30	-	30	-

1 Obligations under this facility are secured by Consumers common stock.

2 Obligations under this facility are secured by FMBs of Consumers.

Short-term Borrowings:  Under Consumers’ revolving accounts receivable sales program, Consumers may transfer up to $250 million of accounts receivable, subject to certain eligibility requirements.  These transactions are accounted for as short-term secured borrowings.  At March 31, 2013, $250 million of accounts receivable were eligible for transfer.  During the three months ended March 31, 2013, Consumers’ average short-term borrowings totaled $20 million, with a weighted-average annual interest rate of 0.94 percent.

Contingently Convertible Securities:  Presented in the following table are the significant terms of CMS Energy’s contingently convertible securities at March 31, 2013:

Security	Maturity	Outstanding (In Millions)	Adjusted Conversion Price	Adjusted Trigger Price
5.50% senior notes	2029	$ 172	$ 13.74	$ 17.86

During 20 of the last 30 trading days ended March 31, 2013, the adjusted trigger-price contingencies were met for the contingently convertible senior notes, and as a result, the senior notes are convertible at the option of the note holders for the three months ending June 30, 2013.  The senior notes, if converted, require CMS Energy to pay cash up to the principal amount of the securities.  Any conversion value in excess of the principal amount can be paid in cash or in shares of CMS Energy’s common stock, at the election of CMS Energy.

Dividend Restrictions:  Under provisions of the Michigan Business Corporation Act, at March 31, 2013, payment of common stock dividends by CMS Energy was limited to $3.3 billion.

Under the provisions of its articles of incorporation, at March 31, 2013, Consumers had $605 million of unrestricted retained earnings available to pay common stock dividends to CMS Energy.  Provisions of the Federal Power Act and the Natural Gas Act appear to restrict dividends payable by Consumers to the amount of Consumers’ retained earnings.  Several decisions from FERC suggest that under a variety of circumstances common stock dividends from Consumers would not be limited to amounts in Consumers’ retained earnings.  Any decision by Consumers to pay common stock dividends in excess of retained earnings would be based on specific facts and circumstances and would result only after a formal regulatory filing process.

For the three months ended March 31, 2013, CMS Energy received $93 million of common stock dividends from Consumers.

Issuance of Common Stock:  CMS Energy has entered into two continuous equity offering programs permitting it to sell, from time to time in “at the market” offerings, common stock having an aggregate sales price of up to $50 million per program.

Presented in the following table are the transactions that CMS Energy entered into under the first program:

	Number of	Average	Proceeds
	Shares Issued	Price per Share	(In Millions)
June 2011	762,925	$ 19.66	$ 15
June 2012	650,235	23.07	15
March 2013	735,873	27.18	20
Total	2,149,033	$ 23.27	$ 50

In April 2013, CMS Energy entered into the second continuous equity offering program.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

Presented in the following table are CMS Energy’s and Consumers’ assets and liabilities, by level within the fair value hierarchy, recorded at fair value on a recurring basis:

					In Millions
	March 31, 2013				December 31, 2012
		Level				Level
	Total	1	2	3	Total	1	2	3
CMS Energy, including Consumers
Assets
Cash equivalents	$485	$485	$-	$-	$53	$53	$-	$-
Restricted cash equivalents	13	13	-	-	14	14	-	-
Nonqualified deferred compensation plan assets	5	5	-	-	5	5	-	-
DB SERP
Cash equivalents	1	1	-	-	2	2	-	-
Mutual funds	141	141	-	-	126	126	-	-
Derivative instruments
Commodity contracts	1	-	-	1	3	-	-	3
Total	$646	$645	$-	$1	$203	$200	$-	$3
Liabilities
Nonqualified deferred compensation plan liabilities	$5	$5	$-	$-	$5	$5	$-	$-
Derivative instruments
Commodity contracts	3	-	2	1	4	-	3	1
Total	$8	$5	$2	$1	$9	$5	$3	$1
Consumers
Assets
Cash equivalents	$289	$289	$-	$-	$-	$-	$-	$-
Restricted cash equivalents	13	13	-	-	13	13	-	-
CMS Energy common stock	30	30	-	-	32	32	-	-
Nonqualified deferred compensation plan assets	4	4	-	-	4	4	-	-
DB SERP
Cash equivalents	1	1	-	-	1	1	-	-
Mutual funds	99	99	-	-	85	85	-	-
Derivative instruments
Commodity contracts	-	-	-	-	2	-	-	2
Total	$436	$436	$-	$-	$137	$135	$-	$2
Liabilities
Nonqualified deferred compensation plan liabilities	$4	$4	$-	$-	$4	$4	$-	$-
Total	$4	$4	$-	$-	$4	$4	$-	$-

Cash Equivalents:  Cash equivalents and restricted cash equivalents consist of money market funds with daily liquidity.  Short-term debt instruments classified as cash equivalents or restricted cash equivalents on the consolidated balance sheets are not included since they are recorded at amortized cost.

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

DB SERP Assets:  CMS Energy and Consumers value their DB SERP assets using a market approach that incorporates quoted market prices.  The DB SERP cash equivalents consist of a money market fund with daily liquidity.  The DB SERP invests in mutual funds that hold primarily fixed-income instruments of varying maturities.  In order to meet their investment objectives, the funds hold investment-grade debt securities, and may invest a portion of their assets in high-yield securities, foreign debt, and derivative instruments.  CMS Energy and Consumers value these funds using the daily quoted NAVs that are publicly available and are the basis for transactions to buy or sell shares in each fund.  CMS Energy and Consumers report their DB SERP assets in other non-current assets on their consolidated balance sheets.  For additional details about DB SERP securities, see Note 5, Financial Instruments.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT LEVEL 3 INPUTS

There were no significant changes in the fair values of Level 3 assets and liabilities at CMS Energy or Consumers during the three months ended March 31, 2013 and 2012.

5:    FINANCIAL INSTRUMENTS

Presented in the following table are the carrying amounts and fair values, by level within the fair value hierarchy, of CMS Energy’s and Consumers’ financial instruments that are not recorded at fair value.  The table does not include information on cash, cash equivalents, short-term accounts and notes receivable, short-term investments, and current liabilities since the carrying amount of these items approximate their fair values because of their short-term nature.  For information about assets and liabilities recorded at fair value and for additional details regarding the fair value hierarchy, see Note 4, Fair Value Measurements.

In Millions

	March 31, 2013					December 31, 2012
		Fair Value					Fair Value
	Carrying		Level			Carrying		Level
	Amount	Total	1	2	3	Amount	Total	1	2	3
CMS Energy, including Consumers
Securities held to maturity	$9	$9	$-	$9	$-	$9	$10	$-	$10	$-
Notes receivable[1]	541	576	-	-	576	544	581	-	-	581
Long-term debt[2]	7,452	8,656	-	7,614	1,042	7,229	8,347	-	7,321	1,026
Consumers
Long-term debt[3]	$4,327	$5,002	$-	$3,960	$1,042	$4,338	$5,015	$-	$3,989	$1,026

1 Includes current portion of notes receivable of $47 million at March 31, 2013 and $40 million at December 31, 2012.

2 Includes current portion of long-term debt of $711 million at March 31, 2013 and $519 million at December 31, 2012.

3 Includes current portion of long-term debt of $241 million at March 31, 2013 and $41 million at December 31, 2012.

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

The effects of third-party credit enhancements are excluded from the fair value measurements of long-term debt.  At March 31, 2013 and December 31, 2012, CMS Energy’s long-term debt included $103 million principal amount that was supported by third-party credit enhancements.  This entire principal amount was at Consumers.

Presented in the following table are CMS Energy’s and Consumers’ investment securities classified as available for sale or held to maturity:

In Millions
	March 31, 2013				December 31, 2012
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
CMS Energy, including Consumers
Available for sale
DB SERP
Mutual funds	$ 139	$ 2	$ -	$ 141	$ 123	$ 3	$ -	$ 126
Held to maturity
Debt securities	9	-	-	9	9	1	-	10
Consumers
Available for sale
DB SERP
Mutual funds	$ 97	$ 2	$ -	$ 99	$ 83	$ 2	$ -	$ 85
CMS Energy common stock	5	25	-	30	6	26	-	32

The mutual funds classified as available for sale hold primarily fixed-income instruments of varying maturities.  During the three months ended March 31, 2013, CMS Energy contributed $16 million to the DB SERP, which included a contribution of $13 million by Consumers.  The contributions were used to acquire additional shares in the mutual funds.  Debt securities classified as held to maturity consist primarily of mortgage-backed securities held by EnerBank.

Consumers recognized gains of $4 million in January 2013 and $5 million in January 2012 from transferring shares of CMS Energy common stock to a related charitable foundation.  The gains reflected the excess of fair value over cost of the stock donated and were included in income.

6:               NOTES RECEIVABLE

Presented in the following table are details of CMS Energy’s and Consumers’ current and non-current notes receivable:

In Millions
	March 31, 2013	December 31, 2012
CMS Energy, including Consumers
Current
EnerBank notes receivable, net of allowance for loan losses	$ 47	$ 40
Other	26	1
Non-current
EnerBank notes receivable, net of allowance for loan losses	494	504
Other	-	16
Total notes receivable	$ 567	$ 561
Consumers
Current
Other	$ 25	$ -
Non-current
Other	-	16
Total notes receivable	$ 25	$ 16

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

Presented in the following table are the changes in the allowance for loan losses:

In Millions
Three Months Ended March 31	2013	2012
Balance at beginning of period	$5	$5
Charge-offs	(1)	(1)
Recoveries	-	-
Provision for loan losses	1	1
Balance at end of period	$5	$5

Loans that are 30 days or more past due are considered delinquent.  The balances of EnerBank’s consumer loans that were delinquent at March 31, 2013 and December 31, 2012 were insignificant.

At March 31, 2013 and December 31, 2012, $1 million of EnerBank’s loans had been modified as troubled debt restructurings.

7:               RETIREMENT BENEFITS

CMS Energy and Consumers provide pension, OPEB, and other retirement benefits to employees under a number of different plans.

Presented in the following tables are the costs incurred in CMS Energy’s and Consumers’ retirement benefits plans:

		In Millions
	Pension
Three Months Ended March 31	2013	2012
CMS Energy, including Consumers
Net periodic pension cost
Service cost	$ 13	$ 12
Interest expense	24	25
Expected return on plan assets	(32)	(31)
Amortization of:
Net loss	24	19
Prior service cost	1	1
Net periodic pension cost	$ 30	$ 26
Consumers
Net periodic pension cost
Service cost	$ 13	$ 12
Interest expense	23	24
Expected return on plan assets	(31)	(30)
Amortization of:
Net loss	23	18
Prior service cost	1	1
Net periodic pension cost	$ 29	$ 25

CMS Energy’s and Consumers’ expected long-term rate of return on Pension Plan assets is 7.75 percent. For the twelve months ended March 31, 2013, the actual return on Pension Plan assets was 10.7 percent, and for the twelve months ended March 31, 2012, the actual return was 7.4 percent.  The expected rate of return is an assumption about long-term asset performance that CMS Energy and Consumers review annually for reasonableness and appropriateness.

	In Millions

	OPEB
Three Months Ended March 31	2013	2012
CMS Energy, including Consumers
Net periodic OPEB cost
Service cost	$9	$8
Interest expense	19	21
Expected return on plan assets	(19)	(17)
Amortization of:
Net loss	11	11
Prior service credit	(5)	(5)
Net periodic OPEB cost	$15	$18
Consumers
Net periodic OPEB cost
Service cost	$9	$8
Interest expense	18	20
Expected return on plan assets	(18)	(15)
Amortization of:
Net loss	11	11
Prior service credit	(5)	(5)
Net periodic OPEB cost	$15	$19

8:    EARNINGS PER SHARE – CMS ENERGY

Presented in the following table are CMS Energy’s basic and diluted EPS computations based on income from continuing operations:

In Millions, Except Per Share Amounts
Three Months Ended March 31	2013	2012
Income available to common stockholders
Income from continuing operations available to common stockholders – basic and diluted	$144	$60
Average common shares outstanding
Weighted-average shares – basic	263.6	255.6
Add dilutive contingently convertible securities	6.1	10.4
Add dilutive non-vested stock awards	1.2	0.8
Weighted-average shares – diluted	270.9	266.8
Income from continuing operations per average common share available to common stockholders
Basic	$0.55	$0.23
Diluted	0.53	0.22

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

•                 gas utility, consisting of regulated activities associated with the transportation, storage, and distribution of natural gas in Michigan; and

•                 other, including a consolidated special-purpose entity for the sale of accounts receivable.

Presented in the following tables is financial information by reportable segment:

		In Millions
Three Months Ended March 31	2013	2012
CMS Energy, including Consumers
Operating revenue
Electric utility	$961	$836
Gas utility	958	839
Enterprises	44	54
Other	16	14
Total operating revenue – CMS Energy	$1,979	$1,743
Consumers
Operating revenue
Electric utility	$961	$836
Gas utility	958	839
Total operating revenue – Consumers	$1,919	$1,675
CMS Energy, including Consumers
Net income (loss) available to common stockholders
Electric utility	$66	$21
Gas utility	96	55
Enterprises	4	5
Other	(22)	(14)
Total net income available to common stockholders – CMS Energy	$144	$67
Consumers
Net income available to common stockholder
Electric utility	$66	$21
Gas utility	96	55
Total net income available to common stockholder – Consumers	$162	$76

		In Millions
	March 31, 2013	December 31, 2012
CMS Energy, including Consumers
Plant, property, and equipment, gross
Electric utility	$11,118	$11,041
Gas utility	4,463	4,400
Enterprises	113	113
Other	38	38
Total plant, property, and equipment, gross – CMS Energy	$15,732	$15,592
Consumers
Plant, property, and equipment, gross
Electric utility	$11,118	$11,041
Gas utility	4,463	4,400
Other	15	15
Total plant, property, and equipment, gross – Consumers	$15,596	$15,456
CMS Energy, including Consumers
Total assets
Electric utility[1]	$10,640	$10,423
Gas utility[1]	4,698	5,016
Enterprises	181	181
Other	1,750	1,511
Total assets – CMS Energy	$17,269	$17,131
Consumers
Total assets
Electric utility[1]	$10,640	$10,423
Gas utility[1]	4,698	5,016
Other	934	836
Total assets – Consumers	$16,272	$16,275

1 Amounts include a portion of Consumers’ other common assets attributable to both the electric and gas utility businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk as previously disclosed in Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the 2012 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CMS Energy and Consumers are parties to various lawsuits and regulatory matters in the ordinary course of business.  For information regarding material legal proceedings, including updates to information reported under Part I – Item 3. Legal Proceedings of the 2012 Form 10-K, see Part I – Item 1. Consolidated Financial Statements (Unaudited) – Notes to the Unaudited Consolidated Financial Statements – Note 1, Regulatory Matters and Note 2, Contingencies and Commitments.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Part I – Item 1A. Risk Factors, in the 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Unregistered Sales of Equity Securities

On March 4, 2013, CMS Energy issued 67 shares of its common stock and paid $2,021 in cash in exchange for $2,000 aggregate principal amount of its 5.5 percent Convertible Senior Notes Due 2029.  These convertible notes were tendered for conversion on January 28, 2013, in accordance with the terms and provisions of the Indenture of CMS Energy dated as of September 15, 1992, as supplemented by the Twenty-Second Supplemental Indenture dated as of June 15, 2009.  Such shares of common stock were issued based on the weighted-average conversion value of $1,894.59 per $1,000 principal amount of convertible note.  The issuance of these shares of common stock was an exchange of securities with existing shareholders and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c)        Issuer Repurchases of Equity Securities

Presented in the following table are CMS Energy’s repurchases of equity securities for the three months ended March 31, 2013:

				Total Number of	Maximum Number of
				Shares Purchased as	Shares That May Yet Be
	Total Number		Average	Part of Publicly	Purchased Under Publicly
	of Shares		Price Paid	Announced Plans or	Announced Plans or
Period	Purchased	[1]	per Share	Programs	Programs
January 1, 2013 to	2,581		$ 24.38	-	-
January 31, 2013
February 1, 2013 to
February 28, 2013	-		-	-	-
March 1, 2013 to
March 31, 2013	-		-	-	-
Total	2,581		$ 24.38	-	-

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

Exhibits		Description
3.1	—	CMS Energy Corporation Bylaws, amended and restated as of January 24, 2013 (Exhibit 3.1 to Form 8-K filed January 29, 2013 and incorporated herein by reference)
3.2	—	Consumers Energy Company Bylaws, amended and restated as of January 24, 2013 (Exhibit 3.2 to Form 8-K filed January 29, 2013 and incorporated herein by reference)
4.1	—

Twenty-Ninth Supplemental Indenture dated as of March 22, 2013 between CMS Energy and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to Form 8-K filed March 22, 2013 and incorporated herein by reference)

10.1[1]	—	CMS Energy’s Performance Incentive Stock Plan, as amended and restated, effective March 15, 2013
10.2[1]	—	Form of Change in Control Agreement as of March 2013
10.3	—

Amendment No. 1 dated as of February 8, 2013 to $180,000,000 Term Loan Credit Agreement dated as of December 15, 2011 (Exhibit 10.1 to Form 8-K filed February 14, 2013 and incorporated herein by reference)

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

2 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.

CMS ENERGY CORPORATION
(Registrant)

Dated: April 25, 2013	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

CONSUMERS ENERGY COMPANY
(Registrant)

Dated: April 25, 2013	By:	/s/ Thomas J. Webb

Thomas J. Webb
Executive Vice President and
Chief Financial Officer

EXHIBITS

CMS ENERGY’S AND CONSUMERS’ EXHIBIT INDEX

Exhibits		Description
10.1[1]	—	CMS Energy’s Performance Incentive Stock Plan, as amended and restated, effective March 15, 2013
10.2[1]	—	Form of Change in Control Agreement as of March 2013
12.1	—	Statement regarding computation of CMS Energy’s Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
12.2	—	Statement regarding computation of Consumers’ Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends
31.1	—	CMS Energy’s certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	CMS Energy’s certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	—	Consumers’ certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	—	Consumers’ certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	CMS Energy’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Consumers’ certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS[2]	—	XBRL Instance Document
101.SCH[2]	—	XBRL Taxonomy Extension Schema
101.CAL[2]	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[2]	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB[2]	—	XBRL Taxonomy Extension Labels Linkbase
101.PRE[2]	—	XBRL Taxonomy Extension Presentation Linkbase

1 Management contract or compensatory plan or arrangement.

2 The financial information contained in the XBRL-related information is “unaudited” and “unreviewed.”